Form 10-K
period 1993-12-31
ST JUDE MEDICAL INC
filed 1994-03-25
CIK 203077

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549




                          FORM 10-K ANNUAL REPORT

[X]             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                        COMMISSION FILE NO. 0-8672

                          ST. JUDE MEDICAL, INC.
          (Exact name of Registrant as specified in its charter)

                Minnesota                            41-1276891
         (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)                Identification No.)

                            ONE LILLEHEI PLAZA
                         ST. PAUL, MINNESOTA 55117
                  (Address of principal executive office)

                              (612) 483-2000
           (Registrant's telephone number, including area code)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


    COMMON STOCK ($.10 PAR VALUE) PREFERRED STOCK PURCHASE RIGHTS
       (Title of class)                       (Title of Class)


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, or will not be contained, to the best of the Registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing
requirements for the past 90 days.               YES [X]        NO [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,301,349,104 at March 11, 1994, when the closing sale price of such stock, as reported in the NASDAQ National Market System, was $28.25.

    The number of shares outstanding of the Registrant's Common Stock, $.10 par value, as of March 11, 1994, was 46,457,761 shares.

    Portions of the Annual Report to Shareholders for the year ended December 31, 1993, are incorporated by reference in Parts I, II and IV. Portions of the Proxy Statement dated March 28, 1994, are incorporated by reference in
Part III.


    The exhibit index is set forth on pages 16, 17, 18 and 19. This Form 10-K consists of 128 pages, consecutively numbered 1 through 128.

                          ST. JUDE MEDICAL, INC.

                                 1993 10-K

                                  PART I

Item 1.  BUSINESS

GENERAL

    St. Jude Medical, Inc. (the "Company") develops, manufactures and markets medical devices for cardiovascular applications. Its principal product is a mechanical heart valve prosthesis. Based on market information obtained by Company personnel as well as information provided by various industry sources, the Company believes it is the market share leader in the mechanical segment of the worldwide heart valve replacement market. The Company's products are distributed worldwide through a combination of direct sales personnel and independent manufacturers' representatives.

    The Company operates through three divisions to focus on the management and growth of its established businesses. The St. Jude Medical Division is responsible for the Company's heart valves (mechanical and tissue) and annuloplasty ring products. The Cardiac Assist Division is responsible for the Company's intra-aortic balloon pump and centrifugal pump systems. The International Division is responsible for marketing, sales and distribution of the Company's products in Europe, Africa and the Middle East.

    Typically, the Company's net sales are somewhat stronger in the first and second quarters and weaker in the third quarter. This results from a tendency by patients to defer, if possible, heart valve replacements during the summer months and from the seasonality of the Western European market where summer vacation schedules normally result in lower orders. Manufacturer representatives place large orders randomly which can distort the net sales pattern noted above.

HEART VALVES

    General.   The Company manufactures and markets a bileaflet
pyrolytic carbon coated prosthetic heart valve which it designed and first sold in 1977. The purpose of a heart valve is to facilitate the one-way flow of blood through the arteries and heart and prevent significant back flow of blood into the heart. Though the human heart has four valves, the two that are most commonly replaced by prosthetic valves are the aortic and mitral valves. Heart valve replacement may be required where the heart valve has congenital defects, is diseased or is malfunctioning. To-date, over 500,000 St. Jude Medical(R) mechanical heart valves have been implanted worldwide.

    The first prosthetic heart valves were used in the 1960s and were mechanical valves made primarily of inert materials, such as plastics and fabrics. Mechanical valves were followed by the development of tissue valves made from the heart valve of a pig or the pericardial tissue of a calf. Mechanical valves, especially those utilizing pyrolytic carbon, offer the advantage of longevity because of the durable nature of pyrolytic carbon. These valves also are less susceptible than tissue valves to calcium build-up which may cause valve malfunctions. The primary advantage of tissue valves is that they generally require little or no patient anticoagulant drug therapy to reduce the possibility of clotting. Such therapy is presently indicated for mechanical valves. Physicians will select either a tissue or a mechanical valve depending upon the patient's requirements and the physician's preference. Physician tendency to prescribe mechanical valves rather than tissue valves has resulted in the mechanical segment becoming a larger percentage of the total market through time. In the early 1980s, the heart valve market was evenly split between mechanical valves and tissue valves. In 1993, the Company estimates that mechanical valves were approximately 70% of the market, which is consistent with the 1992 mechanical heart valve share of the total heart valve market.

    Mechanical Valves. The Company's mechanical heart valve consists of four basic components: two leaflets; the valve body or orifice; and the sewing cuff. St. Jude Medical(R) mechanical heart valves are sold in sizes ranging from 17mm to 33mm in diameter with nine sizes available for the mitral position and eight for the aortic position. The St. Jude Medical(R) mechanical heart valve was the first mechanical valve to utilize 100% pyrolytic carbon coating in the fabrication of the valve body and leaflets. The two leaflets and the valve body are fabricated from a graphite substrate, coated with pyrolytic carbon and then polished. Pyrolytic carbon is utilized because of its extremely hard and durable nature and excellent compatibility with blood. Until 1986, all pyrolytic carbon components were purchased from CarboMedics, Inc. of Austin, Texas ("CMI").

    The Company provides a wide range of mechanical heart valve products. Depending upon physician preference, sewing cuffs are made from either polyester fiber or polytetrafluoroethylene fiber. In November 1992, the Company received Food and Drug Administration ("FDA") approval to market its Hemodynamic Plus mechanical heart valve series which provide optimum hemodynamics in patients with a small valvular annulus. In February 1994, the Company received FDA approval to market its collagen impregnated aortic valved graft which combines its aortic heart valve with a collagen impregnated graft and is utilized to replace the aortic heart valve and reconstruct the ascending aorta.

    In 1982, the Company commenced research in the field of pyrolytic carbon technology, including an effort to determine whether it could manufacture its own heart valve components. This research was deemed necessary to maintain and improve its technological and competitive position within the heart valve industry and to reduce its dependence on its sole supplier. In 1986, the Company's initial production efforts were successful and the Company began selling mechanical heart valves internationally utilizing self-manufactured pyrolytic carbon coated components. Since then, the Company has sold over 90,000 valves made from its own pyrolytic carbon coated components and has made significant improvements in its manufacturing process. The Company is able to produce its own heart valve components pursuant to a license agreement with CMI. See "Suppliers."

    In May 1991, the Company received FDA approval to domestically market the St. Jude Medical(R) mechanical heart valve as assembled with self-manufactured pyrolytic carbon coated components. With this approval, the Company believes it is the only mechanical heart valve manufacturer with two sources of pyrolytic carbon components.

    Tissue Valves. The Company acquired the assets and business of BioImplant Canada, Inc., a Canadian manufacturer of tissue heart valves, in 1986. The tissue valve purchased from BioImplant was first implanted in 1978. The BioImplant tissue valve is available in six aortic sizes (21mm through 28mm) and five mitral sizes (27mm through 34mm). The product incorporates a flexible medical grade plastic stent (frame) to provide tissue support and improve handling characteristics during implantation. It is sold outside the United States and is not approved for commercial marketing in the United States.

    In late 1992, the Company, together with Dr. Tirone David, introduced in the Canadian and selected Western European markets the Toronto SPV tissue heart valve. This is a stentless heart valve which offers the potential for superior hemodynamic performance and increased durability as compared to the current stented designs. The Company filed an IDE application for this valve in 1993 and received FDA approval to begin clinical trials under an IDE in the United States in February 1994.

    In 1992, the Company, in a joint venture with Hancock Jaffe Laboratories, initiated a program to develop an advanced stented tissue heart valve. The Company expects the first human implant of this valve to take place in the first half of 1994. The joint venture expects to file an IDE application with the FDA by the end of 1994. The Company cannot presently predict the timing or likelihood of obtaining IDE approval for this product.

    A pre-market approval application for these tissue valve products is expected to be filed with the FDA approximately two years following receipt of IDE approval. See "Government
Regulation."

ANNULOPLASTY RINGS

    Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral heart valves which are determined by the surgeon to be repairable. The Company received FDA authorization to market this product in early 1991. The BiFlex(tm) annuloplasty ring is made from tubular, knitted polyester fabric. It is available in three sizes, 25mm, 30mm and 35mm. The ring can be adjusted either symmetrically or asymmetrically before, during or after placement to produce the desired valve annulus size and configuration.

INTRA-AORTIC BALLOON PUMP

    In December 1988, the Company acquired the assets and business of Aries Medical, Inc., Woburn, Massachusetts, a manufacturer of an intra-aortic balloon pump ("IABP") system.
The IABP is a cardiac assist device used to provide temporary support to a weakened or unstable heart. It is used to stabilize heart function before and after open-heart surgery and certain angioplasty procedures. While there are a variety of cardiac assist devices under development, IABPs are the least invasive and the most widely used, commercially available type of cardiac assist device currently on the market.

    The Model 700 IABP system consists of a control console and a single-use, balloon-tipped catheter. In IABP therapy, the catheter is inserted percutaneously (through the skin), usually into the femoral artery (the chief artery of the thigh). The physician then threads the catheter through the circulatory system to position the balloon in the descending thoracic aorta. Once the balloon is properly positioned, the control console is used to adjust the function of a pump that synchronizes the balloon's inflation and deflation with the contraction and relaxation of the heart's left ventricle. Properly applied, this therapy increases the heart's output and the supply of oxygen-rich blood to the heart while reducing the heart muscle's workload (thereby decreasing the heart muscle's oxygen demand).

    Over three quarters of annual expenditures on IAB products are for the single-use balloon catheters used with the control consoles. To take advantage of the higher volume portion of the IAB market, the Company's catheters are adaptable for use on competitive IABP consoles. In 1993, the Company introduced its RediGuard 2.0 catheter which eases the guiding and placement process.

CENTRIFUGAL PUMP

    In April 1989, the Company acquired technology relating to a centrifugal pump system from Symbion, Inc., of Salt Lake City, Utah. Centrifugal pumps are used to replace a patient's cardiac function during open heart surgery. Centrifugal pumps are less traumatic to the blood than conventional roller pumps and centrifugal designs reduce the risk of air and tubing emboli entering the blood stream. The Company's Lifestream centrifugal pump system consists of a single-use pump, a control console, a motor drive, flow transducer and probe used to control blood flow. In 1990, the Company introduced the centrifugal pump system after receiving FDA authorization to market the system domestically under the 510(k) pre-market notification procedure for cardiopulmonary bypass products.

    The Company entered into a distribution agreement with COBE Cardiovascular Inc. (COBE) late in 1992 which was amended in late 1993. This three-year agreement requires COBE to purchase from the Company specified minimum amounts of pumps and flow probes for the domestic, Canadian and Australian markets. The pumps and flow probes will be made part of COBE's sterile custom packs for use in various surgical procedures.

    Late in 1993, the Company entered into a non-exclusive distribution agreement with COBE for selected European markets. This agreement allows COBE to include the Company's pumps and flow probes in COBE's custom pack units which are distributed in these markets.

SUPPLIERS

    In April 1990, the Company entered into an agreement with CarboMedics, Inc. ("CMI") which covers the supply of heart valve carbon components from 1991 through 1998. Under the agreement, the Company agreed to purchase at least 70% of its carbon component requirements from CMI in 1991, with lesser requirements ranging downward to 48% of its needs in 1995 and, thereafter, 20% of its needs through 1998. In return for the Company's agreement to increase its minimum purchases from those required under an earlier agreement, CMI agreed to price concessions in the current agreement. Prices are fixed under the agreement and escalate through 1995, whereupon the parties have agreed to negotiate prices for the years 1996 through 1998. Prices are adjusted upward if the Company's purchases are less than 95% of scheduled quantities for each year and downward if purchases are 110% or more than such scheduled quantities. If CMI is unable or fails to perform under the agreement, the license permits the Company to meet its own requirements during the supply interruption. The agreement can be extended for additional one year terms after 1998 and the prices the Company would pay in 1999 and beyond will be adjusted annually by a formula established in the agreement. The formula is based upon certain components of the producer price index for intermediate goods published by the United States Department of Labor. In addition, CMI has agreed that it will not discriminate against the Company in the setting of future prices and terms for its supply of heart valve components. See "Patents and Licenses."


    The Company and CMI are also parties to a patent license agreement pursuant to which the Company can produce its own heart valve components. The license does not provide for an interchange of carbon technology between the two companies but does grant the Company a non-exclusive worldwide license to make carbon coated heart valve components. Royalties were paid on all Company produced heart valve components manufactured prior to September 1993 after which time the license was fully paid.

    The Company purchases raw material and other items from numerous suppliers for use in connection with the production of its products. The Company maintains sizeable inventories of up to three years of its projected requirements for certain materials, some of which are available only from single source vendors. In 1992, the Company was advised that certain of such vendors were planning to terminate sales of products to customers that manufacture implantable medical devices in an effort to reduce potential product liability exposure. Some vendors have modified their position and have indicated a willingness to either temporarily continue to provide product until such time as an alternative vendor or product can be qualified or to reconsider the supply relationship. While the Company believes that alternative sources of raw materials are available and that there is sufficient lead time in which to qualify such other sources, any supply interruption could have a material adverse effect on the Company's ability to manufacture its products.

MARKETING

    The Company sells its products directly and through independent manufacturers' representative organizations in the United States and throughout the world. The international representatives purchase products and resell them to hospitals. No representative organization or single customer accounted for more than 10% of 1993 net sales.

    Early in 1987 in the United States, the Company began a phased conversion from a distributor-based sales organization to a direct employee-based sales organization. The domestic conversion was completed in 1989. The Company initiated a direct sales presence in the United Kingdom in January 1990 and commenced direct sales activities in several other European countries in January 1991. In addition, the Company initiated a direct sales presence in the United States for its Cardiac Assist Division in 1991. Such efforts allow Company personnel to interface directly with customers.

    In the normal course of its business, claims may be made by former distributors whose agreements are terminated or not renewed. The Company is currently involved in distributor litigation and does not regard such litigation as material to its business.


    Payment terms, worldwide, are consistent with local practice. Orders are shipped as they are received and, therefore, no material back orders exist.

COMPETITION

    The heart valve business is highly competitive. Presently, there are four significant heart valve manufacturers in addition to the Company: Baxter International, Medtronic, Sorin Biomedica and CarboMedics. All competitors offer both tissue and mechanical valves. See "Patents and Licenses."

    In the domestic market, the Company competes primarily with Medtronic and Baxter. CarboMedics, Inc. received FDA authorization to market its bileaflet mechanical heart valve in the U.S. in the third quarter 1993. Internationally, the Company competes with the principal competitors as well as other smaller manufacturers.

    Mechanical heart valves currently being marketed by established companies sell domestically in a price range from $3,000 to $4,300. The Company's mechanical heart valve sells at the high end of the domestic price range. When sold outside the United States, valve prices vary significantly by country depending on the country's economic climate and its government reimbursement policies and, in certain instances, mark-ups by international distributors. The Company does not believe the price of its mechanical valve is a significant disadvantage in the domestic market because the valve price represents a relatively small proportion of the overall cost of heart valve surgery. Health care reform and increased competition in the domestic market is putting downward pressure on pricing. Resistance to valve price increases and price limitations imposed by government funded customers is not uncommon overseas. The Company believes price considerations will continue to be a factor in its ability to compete in certain foreign markets. See "Government Regulation."

    The Company, Medtronic, Sorin Biomedica and Baxter International are the principal participants in the annuloplasty ring market. The primary competitive factors include product performance and ease of implantation. The Company's fully-flexible BiFlex(tm) annuloplasty ring has two adjustable segments which allow the ring to be easily shaped to the valve annulus.

    Currently, there are five significant IABP manufacturers: the Company, Datascope, the Mansfield Division of Boston Scientific, C.R. Bard and Kontron Instruments, a division of Arrow International. While Datascope is the leading market competitor, all competitors have significant experience in the manufacture and marketing of intra-aortic balloon pump systems. Product performance, ease of use, price and service are the principal competitive factors.

    Manufacturers of roller pump systems and centrifugal pumps include the Company, Medtronic, 3M, Pfizer, and Gambro. The principal competitive factors in the blood pump market include product performance, safety and price. While roller pump systems are less expensive, centrifugal pump systems offer superior product performance and higher patient safety levels.

RESEARCH AND DEVELOPMENT

    The Company is focusing on the development of new products and improvements to existing products. In addition, research and development expense reflects the Company's efforts to obtain FDA approval of certain products and processes and to maintain the highest quality standards of existing products. The Company's expenditures for research and development were $10,972,000 (4.3% of net sales), $11,478,000 (4.8%) and $8,110,000 (3.9%) in 1993,
1992 and 1991, respectively.

GOVERNMENT REGULATION

    The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in some instances, by state and foreign governmental authorities. Under the Federal Food, Drug and Cosmetic Act (the "Act"), and regulations thereunder, manufacturers of medical devices must comply with certain policies and procedures that regulate the composition, labeling, testing, manufacturing, packaging and distribution of medical devices. Medical devices are subject to different levels of government approval requirements, the most comprehensive of which requires the completion of an FDA approved clinical evaluation program and submission and approval of a pre-market approval ("PMA") application before a device may be commercially marketed. The Company's mechanical heart valve was subject to this level of approval. Tissue valves are also subject to this level of approval. The annuloplasty ring, IABP and the centrifugal pump are currently marketed under the 510(k) pre-market notification procedure of the Act. The FDA has advised that companies marketing IABPs will be required to make PMA filings in the future. The Company is preparing to make such a filing and cannot predict when the FDA will call for PMA submission. The FDA has called for a PMA submission for centrifugal pumps. The Company has petitioned the FDA to downclass centrifugal pumps to Class II which, if successful, would eliminate the need to file a PMA. If unsuccessful, the Company is prepared to make a PMA filing.

    Diagnostic-related groups ("DRG") reimbursement schedules regulate the amount the United States government will reimburse hospitals for the inpatient care of persons covered by Medicare. While the Company has not been aware of significant domestic price resistance directly as a result of DRG reimbursement policies, changes in current DRG reimbursement levels could have an adverse effect on its domestic pricing flexibility.

    Various proposals to adjust the health care delivery system in the United States are under consideration by the United States Government. Certain specific areas under review include the uninsured population, the rate of growth of health care expenses and the overall size of the health care portion of the total budget consumed by health care costs. It is possible that changes to the existing health care system will be proposed and implemented in 1994. The Company cannot predict the effect, if any, such changes will have on the Company's operating results.

PATENTS AND LICENSES

    The Company's policy is to protect the intellectual property rights in its work on heart valves and other biomedical devices. Where appropriate, the Company applies for United States and foreign patents. In those instances where the Company has acquired technology from third parties, it has sought to obtain rights of ownership to the technology through the acquisition of underlying patents or exclusive licenses.

    While the Company believes design, development, regulatory and marketing aspects of the medical device business represent the principal barriers to entry into such business, it also recognizes that its patents and license rights may make it more difficult for its competitors to market products similar to those produced by the Company. The Company can give no assurance that any of its patent rights, whether issued, subject to license or in process, will not be circumvented or invalidated. Further, there are numerous existing and pending patents on medical products and biomaterials. Although the Company is unaware of any violation by it of the patent or proprietary rights of others, there can be no assurance that the Company's existing or planned products do not or will not infringe such rights or that others will not claim such infringement. The Company believes it would be able to maintain, against future challenges, the validity of its mechanical heart valve patents and its right thereto. No assurance can be given that the Company will be able to prevent competitors with designs similar to its mechanical heart valve from challenging the Company's patents or from entry into the marketplace.

    The Company is aware that certain companies, including CMI, have developed mechanical heart valves which have designs similar to the Company's mechanical heart valve design. In 1990, the Company granted CMI a non-exclusive worldwide license to manufacture and sell the CMI mechanical heart valve in return for the payment of royalties in the period from 1991 through July 1998 for those CMI valves sold in the ten countries where the Company has patent protection. The license limits through 1995 the number of valves CMI may sell in the United States.

    Sorin Biomedica S.p.A. ("Sorin") has also developed a bileaflet heart valve which has a design similar to the Company's mechanical heart valve design and has entered selected international markets with its valve. The Company has commenced litigation against Sorin in France and Germany alleging that the design of the Sorin heart valve infringes the Company's heart valve patents in those countries. Sorin has challenged the validity of the Company's French and German patents.

PRODUCT LIABILITY

    The Company carries insurance coverage for both domestic and international products liability occurrences in amounts which it believes are adequate. In 1986 and 1987, the Company was unable to obtain suitable insurance coverage in amounts it deemed adequate and, therefore, adopted a self-insurance program and established reserves to cover products liability claims pertaining to those years. The Company would be financially responsible for any uninsured claims or claims which exceed its insurance coverage. The Company's products are not marketed with any express warranty provisions. CMI has made no warranty on the valve components it manufactures on behalf of the Company and the Company has agreed to hold CMI harmless in the event claims are made or damages are assessed against CMI as a result of any valve-related litigation.

    From time to time, the Company receives communications from persons who have received heart valve implants concerning various claims which are generally surgery related. Also, claims relating to the Company's other products have been received. On occasion, these claims evolve into litigation and, in some instances, plaintiffs have sought punitive damages in addition to compensatory damages. In many states, the courts have held that in certain circumstances corporations may not receive insurance proceeds to pay punitive damages awarded in the course of litigation. While the Company believes the likelihood of an award of punitive damages in product liability litigation is remote, any uninsured award of such damages could have an adverse impact on the Company.

EMPLOYEES

    As of December 31, 1993, the Company had 722 full-time employees. It has never experienced a work stoppage as a result of labor disputes and none of its employees is represented by a labor organization.

INDUSTRY SEGMENT AND INTERNATIONAL OPERATIONS

    The medical products and service industry is the single industry segment in which the Company operates. The Company's domestic and foreign net sales, operating profit and identifiable assets, and its export sales to customers are described in Note 6 to the consolidated financial statements on page 28 of the 1993 Annual Report to Shareholders and are incorporated by reference herein.

    The Company's foreign business is subject to such special risks as exchange controls, currency devaluation, dividend restrictions, the imposition or increase of import or export duties and surtaxes, and international credit or financial problems. Since its international operations require the Company to hold assets in foreign countries denominated in local currencies, many assets are dependent for their U.S. dollar valuation on the values of a number of foreign currencies in relation to the U.S. dollar. The Company may from time to time enter into purchase and sales contracts in the forward markets for various foreign currencies with the objective of protecting U.S. dollar values of assets and commitments denominated in foreign currencies.

Item 2.  PROPERTIES

    The Company's principal plant and executive offices are located in St. Paul, Minnesota. Its facilities are as follows:









          OWNED                                       LEASED
LOCATION        SQUARE FEET                  LOCATION        SQUARE FEET

Domestic                                     Domestic
St. Paul, MN     119,000                     Caguas, PR           22,000
St. Paul, MN      30,000                     Chelmsford, MA       34,000
St. Paul, MN      80,000                     St. Paul, MN          9,100

Foreign                                      Foreign
Quebec, Canada    8,000                      Vienna, Austria         150
                                             Brussels, Belgium    11,000
                                             Paris, France         3,100
                                             Dusseldorf, Germany   4,000
                                             Tokyo, Japan            350
                                             Breda, Netherlands      400
                                             Madrid, Spain         3,000
                                             Basel,Switzerland       250
                                             Coventry, U.K.        2,400

    In management's opinion, all buildings and machinery and equipment are in good condition and suitable for their purposes and are maintained and repaired on a basis consistent with sound operations. Management believes that adequate property and casualty insurance is in force with respect to all property.

Item 3.  LEGAL PROCEEDINGS

    The Company is a named defendant in a purported class action captioned Weisburgh, et al. v. St. Jude Medical, Inc. et al. filed July 2, 1992 in the United States District Court for the District of Minnesota, and later amended. The second amended complaint also names as defendants certain officers and directors alleged to control the Company. The plaintiff purports to represent a class consisting of all persons who purchased common stock of the Company during the period from December 17, 1991 through July 2, 1992. The second amended complaint alleges that the defendants deceived the investing public regarding the Company's finances, financial condition and present and future prospects and induced the plaintiff class to purchase the Company's common stock during the period prior to July 2, 1992 at inflated prices. The second amended complaint asserts claims for federal securities fraud, common law fraud and negligent misrepresentation. The second amended complaint seeks damages (including punitive damages) in an unspecified amount, attorney's fees, costs and expenses. On March 2, 1993, the Company and the other defendants moved to dismiss all claims for failure to state a claim for relief and failure to plead fraud with particularity. In its Order dated May 28, 1993, the court denied the defendant's motion at that time, but directed the plaintiffs to file a second amended complaint, with more particularized allegations of fraud. The plaintiffs have filed a second amended complaint, and on June 28, 1993, the Company and the other defendants moved to dismiss the second amended complaint for failure to state a claim for relief and failure to plead fraud with particularity. The plaintiff has moved for a class certification. Both motions are under advisement. The Company believes that the second amended complaint is without merit and intends to pursue a vigorous defense of the action.

    The Company is unaware of any other pending legal proceedings which it regards as likely to have a material adverse effect on its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

Item 4A.  EXECUTIVE OFFICERS OF THE COMPANY



NAME                    AGE               POSITION*

Ronald A. Matricaria     51        President and Chief Executive
                                     Officer (1993)
Lawrence A. Lehmkuhl     56        Former President and Chief
                                     Executive Officer (1985)
Eric W. Sivertson        43        President, St. Jude Medical
                                     Division (1992)
Todd F. Davenport        43        President, St. Jude Medical
                                     International Division (1992)
Stephen L. Wilson        41        Vice President, Finance and
                                      Chief Financial Officer (1990)
Robert S. Elgin          46        Vice President, Operations
                                      St. Jude Medical Division (1990)

*Dates in brackets indicate period during which officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are elected annually for one year terms.

    Mr. Matricaria is a director of the Company and his business experience is set forth in the Company's definitive Proxy
Statement dated March 28, 1994 under the Section "Election of
Directors."  The information is incorporated herein by reference.

    Mr. Lehmkuhl is a director of the Company and his business experience is set forth in the Company's definitive Proxy
Statement dated March 28, 1994 under the section "Election of Directors." The information is incorporated herein by reference.

    Mr. Sivertson joined the Company in June 1985 as Director of Marketing. In 1986 he became Director of International Sales and held that post until April 1988. He was appointed Vice President of Sales and Marketing in May 1988 and held that position until he was appointed as President of the International Division in February 1990. In August 1992, Mr. Sivertson was appointed President of the St. Jude Medical Division. Prior to joining the Company, Mr. Sivertson spent eight years with American Hospital Supply Corporation in various management positions, including Vice President of Marketing for the Converters Division.

    Mr. Davenport joined the Company in August 1992 as President, St. Jude Medical International Division. Prior to joining the Company, Mr. Davenport served for two years as Vice President Marketing and Sales for the Edwards Critical-Care Division of Baxter International, Inc., a manufacturer, marketer and distributor of various hospital supply products. From 1986 to 1990, Mr. Davenport was employed by Abiomed, Inc., a cardiac assist device manufacturer and marketer, and most recently was that company's Vice President and General Manager. Prior to joining Abiomed, he spent eleven years in various management positions with Cordis Corporation, a catheter device manufacturer.

    Mr. Wilson joined the Company in May 1990 as Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Wilson was Vice President and Controller of The Foxboro Company, a manufacturer and marketer of products for the automation of industrial processes, where he had been employed for five years. Prior to that, he was the Controller of Brown & Sharpe Manufacturing Company, a manufacturer and marketer of metrology products and machine tools, and previously was with Coopers & Lybrand.

    Mr. Elgin joined the Company in January 1990 as Vice President, Operations of the St. Jude Medical Division. Prior to joining the Company, Mr. Elgin served as the Vice President of Manufacturing for the V. Mueller Division of Baxter International, Inc. From 1982 to 1990, Mr. Elgin held various management positions with American Hospital Supply Corporation and Baxter International, Inc. Mr. Elgin spent nine years in various management capacities with Colt Industries Inc. prior to joining American Hospital Supply Corporation.


                                  PART II

Item 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS

    The information set forth under the captions "Supplemental
Market Price Data" and "Cash Dividends" on page 33 of the
Company's 1993 Annual Report to Shareholders is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

    The information set forth under the caption "Ten Year
Summary of Selected Financial Data" on pages 30 and 31 of the Company's 1993 Annual Report to Shareholders is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

    The information set forth under the caption "Management's
Discussion and Analysis of Results of Operations and Financial
Condition" on pages 17, 18, 19 and 20 of the Company's 1993
Annual Report to Shareholders is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the Company and Report of Independent Auditors set forth on pages 21 through 29 of the Company's 1993 Annual Report to Shareholders are incorporated herein by reference:

    Consolidated Statements of Income - Years ended December 31,
    1993, December 31, 1992 and December 31, 1991

    Consolidated Balance Sheets - December 31, 1993 and December
    31, 1992

    Consolidated Statements of Shareholders' Equity - Years
    ended December 31, 1993, December 31, 1992 and December 31,
    1991

    Consolidated Statements of Cash Flows - Years ended December
    31, 1993, December 31, 1992 and December 31, 1991

    Notes to Consolidated Financial Statements

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement dated March 28, 1994, is incorporated herein by reference. Information on executive officers is set forth in Part I, Item 4A hereto.

Item 11.   EXECUTIVE COMPENSATION

    The information set forth under the caption "Executive Compensation and Other Information" and "Election of Directors" in the Company's definitive Proxy Statement dated March 28, 1994, is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

    The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive Proxy Statement dated March 28, 1994, is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement dated March 28, 1994, is incorporated herein by reference.

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

(a) List of documents filed as part of this Report

    (1)  Financial Statements

         The following consolidated financial statements of the Company and Report of Independent Auditors as set forth on pages 21 through 29 of the Company's 1993 Annual Report to Shareholders are incorporated herein by reference:

         Consolidated Statements of Income - Years ended December 31, 1993, December 31, 1992 and December 31, 1991

         Consolidated Balance Sheets - December 31, 1993 and December 31,
         1992

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 1993, December 31, 1992 and December 31, 1991

         Consolidated Statements of Cash Flows - Years ended December 31, 1993, December 31, 1992 and December 31, 1991

         Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules

         The following financial statement schedules are filed as part of this Form 1O-K Report:




Schedule
 Number                  Description                 Page Number


 I     Marketable Securities - Other Investments          24


 VIII  Valuation and Qualifying Accounts                  25


 X     Supplementary Income Statement Information         26


The report of the Company's Independent Auditors with respect to the above-listed financial statements and financial statement schedules appears on page 23 of this Report.

All other financial statements and schedules not listed have been omitted because the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable.

(3)  Exhibits




Exhibit Index                                      Page Number


3.1     Articles of Incorporation are incorporated by   ---
        reference to Exhibit 3(a) of the Company's
        Form 8 filed on August 20, 1987 amending the
        Company's quarterly report on Form 1O-Q for the quarter ended June 30, 1987


3.2     Bylaws are incorporated by reference to         ---
        Exhibit 3B of the Company's Form S-3
        Registration Statement dated September 25,
        1986 (Commission File No. 33-8308)



4.1 Amended and Restated Rights Agreement dated as --- of June 26, 1990 between the Company and Norwest Bank Minneapolis, N.A., as Rights
        Agent including the Certificate of
        Designation, Preferences and Rights of Series
        A Junior Participating Preferred Stock is incorporated by reference to Exhibit 1 of the Company's Form 8 Amendment 2 to Form 8-A dated
        July 6, 1990




10.1    Employment letter dated as of March 9, 1993,    28
        between the Company and Ronald A. Matricaria*



10.2    Supplemental Executive Retirement Plan and      36
        Trust agreement dated April 12, 1993, between the Company and Ronald A. Matricaria*



10.3    Supply Contract and Patent License Agreement    ---
        dated September 6, 1985 between the Company and CarboMedics, Inc. is incorporated by reference to the Company's 8-K Report dated
        September 20, 1985



10.4    Form of Indemnification Agreement that the      ---
        Company has entered into with officers and directors. Such agreement recites the provisions of Minnesota Statutes Section
        302A.521 and the Company's Bylaw provisions
        (which are substantially identical to the Statute) and is incorporated by reference to
        Exhibit 1O(d) of the Company's Form 1O-K
        Annual Report for the year ended December 31, 1986*



10.5    Form of Employment Agreement that the Company   ---
        has entered into with officers relating to severance matters in connection with a change in control is incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1988*



10.6    Retirement Plan for members of the Board of     ---
        Directors, as amended, is incorporated by reference to exhibit 10.5 of the Company's
        Form 10-K Annual Report for the year ended
        December 31, 1992*



10.7    Deferred Compensation Plan dated December 2,    ---
        1986 is incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1987*



10.8    Supplemental Executive Retirement Plan          75
        agreement dated September 30, 1988, and as restated on April 9, 1993, between the Company and Lawrence A. Lehmkuhl*



10.9    1989 Restricted Stock Plan is incorporated by   ---
        reference to the Company's Form S-8
        Registration Statement dated June 6, 1989
        (Commission File No. 33-29085)*



10.10   Management Incentive Compensation Plan*         81



10.11   Supply Contract dated April 17, 1990 between    ---
        the Company and CarboMedics, Inc. (portions of this exhibit have been deleted and filed separately with the Securities and Exchange
        Commission pursuant to Rule 24b-2) is
        incorporated by reference to the Company's
        Form 8 filed on April 19, 1990 amending the
        Company's Form 10-K Annual Report for the year ended December 31, 1989



11      Computation of Earnings Per Share               90



13      1993 Annual Report to Shareholders.  Except     91
        for those portions of such report expressly incorporated by reference in this Form 1O-K
        Report, the Annual Report is not deemed to be "filed" with the Securities and Exchange
        Commission



21      Subsidiaries of the Company                    127


23      Consent of Independent Auditors                128


*Management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K during the quarter ended December 31, 1993

         Reports on Form 8-K filed by the Company during the fourth quarter 1993:

              Form 8-K dated December 1993

              Item 2.   Acquisition or Disposition of Assets -
                        Acquisition of Electromedics, Inc.

(c) Exhibits:  Reference is made to Item 14(a)(3).

(d) Schedules:  Reference is made to Item 14(a)(2).

         For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned Company hereby undertakes as follows, which undertaking shall be incorporated by reference into Company's Registration Statements on Form S-8 Nos. 33-9262 (filed October 3, 1986), 33-29085 (filed June 6, 1989), 33-41459 (filed June
         28, 1991) and 33-48502 (filed June 10, 1992):

              Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                            SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ST. JUDE MEDICAL, INC.

Date:  March 24, 1994   By /s/ Ronald A. Matricaria
                        Ronald A. Matricaria
                        President and Chief Executive Officer
                        (Principal Executive Officer)

                        By /s/ Stephen L. Wilson
                        Stephen L. Wilson
                        Vice President, Finance
                        and Chief Financial Officer
                        (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lawrence A. Lehmkuhl     Chairman of the          March 24, 1994
Lawrence A. Lehmkuhl         Board of Directors


/s/ Ronald A. Matricaria     Director                 March 24, 1994
Ronald A. Matricaria


/s/ Frank A. Ehmann          Director                 March 24, 1994
Frank A. Ehmann


/s/ Thomas H. Garrett III    Director                 March 24, 1994
Thomas H. Garrett III


/s/ Charles V. Owens, Jr.    Director                 March 24, 1994
Charles V. Owens, Jr.


/s/ James S. Womack          Director                 March 24, 1994
James S. Womack


/s/ William R. Miller        Director                 March 24, 1994
William R. Miller


/s/ Roger G. Stoll           Director                 March 24, 1994
Roger G. Stoll

- -----------------------------------------------------------------------------
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OF
ST. JUDE MEDICAL, INC.
FOR
CALENDAR YEAR ENDED DECEMBER 31, 1993

- -------------------------------------

FINANCIAL STATEMENT SCHEDULES
- -----------------------------------------------------------------------------



Report of Independent Auditors



We have audited the consolidated financial statements of St. Jude Medical, Inc. as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 4, 1994. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

[signature]

Ernst & Young

February 4, 1994




                      ST. JUDE MEDICAL, INC. AND SUBSIDIARIES
                              YEAR ENDED DECEMBER 31, 1993

              SCHEDULE I - MARKETABLE SECURITIES AND OTHER INVESTMENTS


       COL. A                                      COL. B             COL. C       COL. D          COL. E

                                                                                              Amount at Which
                                                                                               Each Portfolio
                                                                                                 of Equity
                                               Number of Shares or                             Security Issues
                                                  Units-Principal               Market Value    and Each Other
                                                  Amount of Bonds              of Each Issue   Security Issue
Name of Issuer and Title of Each Issue              and Notes        Cost of     at Balance     Carried in the
                                                                   Each Issue    Sheet Date     Balnce Sheet
Municipal Bonds
 Intermountain Power - Utah                        $ 12,055,351   $ 12,996,668  $ 12,801,694    $ 12,631,674
               Other(1)                             231,599,682    242,061,270   239,075,566     237,234,078

                                                    243,655,033    255,057,938   251,877,260     249,865,752

Puerto Rican 936 Tax Exempt
Certificates of Deposit/Repurchase Agreements
  Banco Popular                                      23,207,228     23,207,228    23,207,228      23,207,228
  Royal Bank of Canada                               16,000,000     16,000,000    16,000,000      16,000,000
  Citibank                                           10,500,000     10,500,000    10,500,000      10,500,000
  Chase Manhattan                                    10,500,000     10,500,000    10,500,000      10,500,000
  Other(1)                                           39,000,000     39,000,000    39,000,000      39,000,000

                                                     99,207,228     99,207,228    99,207,228      99,207,228

Money Market Preferred Stock
  Other(1)                                           10,000,000     10,000,000    10,000,000      10,000,000

Cash and Accrued Interest                                                                          9,918,020

Total Cash and Marketable Securities                                                             368,991,000


(1)  No other individual issue is greater than 2% of Total Assets.
     Detail will be provided upon request.


                         ST. JUDE MEDICAL, INC. AND SUBSIDIARIES
                               YEAR ENDED DECEMBER 31, 1993

                     SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                    (Dollars in Thousands)


           COL. A                         COL. B             COL. C           COL. D         COL. E

                                    Balance at Beginning   Additions Charged               Balance at End
           Description                     of Period          to Expense      Deductions     of Period
Year ended December 31, 1993
 Allowance for doubtful accounts (3)         $1,413              $583           $140(1)        $1,856
 Products liability claims reserve (4)          601              ----            200(2)           401

Year ended December 31, 1992
 Allowance for doubtful accounts (3)            802               650             39(1)         1,413
 Products liability claims reserve (4)          910              ----            309(2)           601

Year ended December 31, 1991
 Allowance for doubtful accounts (3)            600               315            113(1)           802
 Products liability claims reserve (4)          910              ----            ---              910


(1) Reserve adjustments or uncollectible accounts written off, net of recoveries.
(2) Settlements paid.
(3) Deducted from accounts receivable on the balance sheet.
(4) Included in accrued expenses on the balance sheet.






                    ST. JUDE MEDICAL, INC. AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1993

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                              (Dollars in Thousands)


COL. A                                                COL. B

                                                Charged to Costs
Item                                              and Expenses

                                           Year Ended December 31


                                           1993       1992      1991

Royalties                                $6,754     $7,203     $5,607

Amortization of
 intangible assets                       $4,458     $4,202     $4,237



Each of the following items are less than 1% of net sales and are not required to be reported:

*Maintenance and repairs
*Taxes, other than payroll and income taxes
*Advertising costs


- -----------------------------------------------------------------------------
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OF
ST. JUDE MEDICAL, INC.
FOR
CALENDAR YEAR ENDED DECEMBER 31, 1993
- -------------------------------------
EXHIBITS
- -----------------------------------------------------------------------------


March 9, 1993




Mr. Ronald A. Matricaria
840 Wedgewood Lane
Carmel, IN  46032

Dear Mr. Matricaria:

We write to set forth our agreement with respect to your employment as the President and Chief Executive Officer of St. Jude Medical, Inc. (the "Company"). This letter shall be effective and shall bind the Company from and after the date hereof, but shall be operative only upon your acceptance by executing this letter and upon your actual commencement of employment with the Company on or before April 12, 1993.

1. Employment. The Company hereby agrees to employ you, and you agree to be employed by the Company, on the terms and conditions hereinafter set forth. You will serve as the Company's President and Chief Executive Officer and, in addition, at no additional compensation, be elected as a member of the Board of Directors, and in such other directorships, Board committee memberships and offices of the Company and its subsidiaries to which you may from time to time be elected or appointed by the Chairman of the Board. You agree to serve the Company faithfully and, to the best of your ability, to promote the Company's interest, and to devote your full working time, energy and skill to the Company's business.

     You will assume all of the duties and responsibilities as President and Chief Executive Officer immediately upon your employment. As President, you will report directly to the Board of Directors although you will normally work with the Chairman of the Board as its representative. You will be solely responsible for determining job description, compensation and promotion of all employees other than corporate officers in accordance with any salary and personnel policies established from time to time by the Board of Directors. You shall recommend to the Board, after consultation with the Chairman, job descriptions, compensation and promotion of all corporate officers. You will discharge your duties at all times in accordance with any and all policies established by the Board of Directors and will report to, and be subject to the direction of, the Board of Directors. I will, upon your commencement of employment, assume the sole duties of Chairman of the Board, but will be available for a period of up to 60 days to assist you in your assuming the position of President and Chief Executive Officer. It is the spirit of our agreement that I will not be involved in day to day management and that I will move off-site after a reasonable transition time.

2.   Compensation.

     (a) As full compensation for all of your services (including services as director, Board committee member or officer of the Company and its subsidiaries) during your term of employment hereunder, you shall, beginning with the 1993 calendar year, receive a base salary at the rate of Four Hundred Thousand Dollars ($400,000) per annum, payable in bi-weekly installments.

     (b) Nothing in this agreement shall prevent the Company's Board of Directors from at any time increasing the compensation to be paid to you, if the Board shall deem it advisable to do so in order to compensate you fairly for services to be rendered. It is the parties' contemplation that the Board of Directors will effect such increases from time to time, to the extent justified by all the circumstances, including increases in the cost of living, the value of your services, and the Company's results of operations and financial position.

3.   Bonus.

     (a) You shall be eligible to earn bonus compensation for each fiscal year of the Company during your term of employment hereunder in an amount to be determined in accordance with an incentive compensation plan for you as established by the Company's Board of Directors. Under the plan, you will have an opportunity to earn bonus compensation of up to 100% of your base compensation each fiscal year upon achievement of various established targets based on personal and corporate performance to be mutually agreed upon by you and the Board of Directors. Bonus compensation payable to you will be paid following approval of the fiscal year results by the Audit Committee of the Board.

     (b) Notwithstanding the foregoing, unless you voluntarily resign from or are terminated for good cause by the Company before December 31, 1993, the Company will pay you a bonus for 1993 equal to $358,250, representing 3/12ths of the bonus target you would have earned from your previous employer for 1993 and 9/12ths of the $400,000 bonus target for 1993 under the incentive compensation plan described above. Such bonus shall be paid at the same time as other corporate officer bonuses for 1993 are paid or payable.

4.   Fringe Benefits.

     (a) You will be included in the Company's Executive Officer Perquisite Plan (PERK) during the term of your employment hereunder and the value of such perquisites shall be at least $24,000 during 1993. You shall also be eligible to participate in any and all Company sponsored insurance (including medical, dental, life and disability insurance), profit sharing and other fringe benefit programs that it maintains for any of its executive officers, subject to the terms of each such plan or program. Notwithstanding this, you will be entitled to three weeks of vacation in 1993 upon completion of six months of employment and four weeks of vacation in each calendar year thereafter.

     (b) The Company will provide for your relocation to Minneapolis-St. Paul in accordance with the terms of a relocation plan comparable to your current employer's plan including, but not limited to home purchase, temporary living and relocation of your family and household goods.

5. Expenses. During the term of your employment hereunder, the Company will reimburse you for your reasonable travel and other expenses incident to your rendering of services hereunder, in conformity with its regular policies regarding reimbursement of expenses as in effect from time to time. Payments to you under this paragraph will be made upon presentation of expense vouchers in such detail as the Company may from time to time require.

6.   Term.

     (a) The term of your employment hereunder shall continue until the earliest of the following dates:

          (i) December 31, 1997;

          (ii) the last day of any month in which you die;

          (iii) if you shall be unable to substantially perform under this agreement by reason of physical or mental disability for a period of six consecutive months, on the last day of any month in which the Company shall have elected to terminate your employment hereunder by notice to you; and

          (iv) the date on which the Company terminates your employment hereunder for "good cause."

          (v) the date on which you voluntarily terminate your employment.

     (b) For purposes of this agreement, the Company shall have "good cause" if you have acted in bad faith or with dishonesty, you have willfully violated any law of any domestic or international government to which the Company is bound, or willfully failed to follow instructions of the Company's Board of Directors, you have performed duties with gross negligence or you have otherwise materially breached this agreement; provided, however, that in the case of your willful failure to follow instructions or other material breach hereof not involving bad faith, dishonesty or willful violation of law, the Company shall give you written notice of such failure or other breach and you shall have 21 days to correct same.

     (c) For purposes of this agreement, "good reason" shall mean the Company, without your express written consent, (i) substantially and materially reducing the principal duties, responsibilities and reporting obligations of your position as President and CEO, (ii) reducing your annual compensation as described in Paragraph 2 (including any increases given under Paragraph 2(b) or reducing your bonus described in Paragraph 3 or
(iii) failing to provide you with benefits at least as favorable to those enjoyed by you under any of the Company's pension, life insurance, medical, health and accident, disability, deferred compensation, incentive awards, incentive stock options, savings plans or vacation plans in which you were eligible to participate at the beginning of your term of employment with the Company, provided, however, that nothing herein will restrict the Company from altering, amending or terminating any benefit plan so long as any such change applies to executive officers generally.

7. Payments Due Upon Termination. If prior to such scheduled expiration of your employment as provided in Paragraph 6(a), your employment is terminated by the Company before December 31, 1997 for any reason other than your death, disability or because your employment has been terminated for "good cause," then and in such event the Company shall pay you as severance, in monthly installments, at the rate of your base compensation then in effect and the actual bonus paid for the immediately preceding fiscal year. Such payments shall continue until the earlier of:

     (a)  24 months following the date of your termination, or

     (b)  December 31, 1997.

You shall continue to be obligated under Paragraph 12 hereunder for as long as you receive payments under this paragraph and for a period of one year thereafter.

8. Change in Control. You and the Company agree to enter into a separate "Employment Agreement" in substantially the form previously presented to you pursuant to which you will be entitled to receive severance pay and benefits as provided therein in the event of a "change in control" as defined therein. Your rights under such Employment Agreement are in lieu of your rights under Paragraph 7. Accordingly, if you elect to receive the benefits afforded you under such Employment Agreement, you may not receive compensation under Paragraph 7 hereof.

9. Stock Option. You will receive two non-qualified options to purchase up to 400,000 shares of Company common stock in the following manner:

     (a) 200,000 shares shall be exercisable at a rate of 20% per year on each anniversary of your date of employment, with the final 20% exercisable on December 31, 1997. In addition, all or any of the 200,000 shares will be exercisable immediately if you die or become disabled while employed by the Company. This option shall be governed by the terms of a "Non-Qualified Stock Option Agreement" substantially in the form previously presented to you.

     If, prior to the third anniversary of your date of employment, your employment is terminated by the Board of Directors other than for "good cause" as defined in Paragraph 6(b) above or by you for "good reason" as defined in Paragraph 6(c) above, death or disability, any shares of stock under the option above that are not then exercisable shall become exercisable immediately upon your termination. In that event, if the share price on the date of exercise is not less than the purchase price in the option agreement, you agree to immediately exercise the option for the number of shares that vest solely as a result of your termination under this paragraph and to sell to the Company such shares at the closing price on the date of exercise. The Company shall pay you for such shares within 10 days of the date of your exercise.

     (b) 200,000 shares shall be contingent on achievement of annual increases in market valuation of the Company for the five calendar years commencing in 1993 as follows:


               (i) The number of whole Shares that the Optionee shall earn and that shall become exercisable immediately following the determination of Actual Market Value for any year shall be equal to one percent (1%) of the excess of the Actual Market Value of the Company over the Target Market Value for the immediately prior calendar year divided by the Purchase Price contained in the Option Agreement.

               (ii) Actual Market Value shall equal the number of shares issued and outstanding as reported on the Company's year end balance sheet, multiplied by the closing price of the Company's Common Stock as reported on NASDAQ-NMS for the last trading day of the calendar year; provided, however, that if there is any change in the financial results of the Company by the Audit Committee of the Board of Directors, the Actual Market Value shall be determined based upon the average of the closing price for the first five trading days in the month following the date the Company's annual audited financial results are released to the public.

               (iii) The Target Market Value for each year shall be as follows:

                   $1,900,511,770    as of  December 31, 1993
                    2,181,787,511    as of  December 31, 1994
                    2,463,238,101    as of  December 31, 1995
                    2,827,797,340    as of  December 31, 1996
                    3,266,105,928    as of  December 31, 1997

          Provided, however, that the Target Market Value shall never be less than the highest Actual Market Value for any prior year during the performance period.

     This Option shall be governed by a "Non-Qualified Stock
     Option Agreement" substantially in the form previously presented to you.

10.  Pension Benefit.

     (a) In addition to the compensation to be provided in Paragraph 2 above, the Company shall deposit in an irrevocable "vesting trust" an amount of $2,500,000 representing the actuarial present value of a monthly benefit of $16,800, beginning October 1, 1996, during your life and, upon your death, 50% to your surviving spouse, such payments adjusted every fourth year at a rate equal to 50% of the cumulative four year CPI-U, less any payments you will receive from your previously employer's retirement plan. This amount represents the value of the benefit you would have received from your previous employer's plan had you remained in its employment until October 1, 1996.

     (b) The Company shall within 30 days of the date of your employment, deposit this amount in the vesting trust, it being the intent of the Company that such trust shall afford a measure of security for the payment of these retirement benefits and to provide for the additional net tax liability you will incur upon the vesting of the trust. Under the terms of the trust, the amount of the tax liability will be distributed to you in 1996 necessary to pay any taxes then due, and the remainder to be paid to you in monthly installments equal to the after tax benefit described above. The trust will vest on October 1, 1996, but will not vest in the event that you voluntarily terminate your employment before September 30, 1996 other than for "good reason" defined above or the Company terminates your employment for "good cause" as defined above. With the consent of the Company and you, the trust may purchase an noncancellable annuity contract after October 1, 1996, to provide for such payments to you.


11. Retiree Benefits. On your first day of employment, shall receive an award of 10,000 shares of restricted Company stock that will vest at a rate of 25% per year on each anniversary date of issue. This is intended to compensate you for giving up the health coverage for you and your spouse during your life and your spouse's life, offered by your current employer to its retirees as of the date of the agreement.

12.  Non-Compete and Confidentiality.

     (a) During the term of your employment hereunder and for a period of one year thereafter (or such later date as specified in Paragraph 7), you will not, directly or indirectly, engage in or be interested in any business which is then manufacturing or developing products either marketed by the Company or under development by the Company during the term of your employment, including but not limited to cardiac valve prostheses, vascular grafts, oxygenators, centrifugal blood pump and intra-aortic balloon pump. For the purposes of this paragraph, you will be considered to have been engaged or interested in a business if you engage or are interested in such business as a stockholder, director, officer, employee, agent, broker, partner, individual proprietor, lender, consultant or in any other capacity, except that nothing herein contained will prevent you from owning less than 3% of any class of equity or debt securities listed on a national securities exchange or traded in any established over-the-counter securities market.

     (b) During the term of your employment hereunder and thereafter, you shall not disclose any confidential information or take any other action proscribed in the "Confidentiality Agreement" substantially in the form previously presented to you.

13.  General Provisions.

     (a) This agreement may not be amended or modified except by written agreement of the parties.

     (b) In the event that any provision or portion of this agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this agreement shall remain in full force and effect to the fullest extent permitted by law.

     (c) This agreement shall bind and benefit the parties hereto and their respective successors and assigns, but no right or obligation of Executive hereunder may be assigned without the Company's written consent.

     (d) This agreement has been made in and shall be governed and construed in accordance with the laws of the State of Minnesota.


                   ____________________________________




If the foregoing correctly sets forth your understanding of our agreement, please so indicate by signing and returning to us a copy of this letter.

Very truly yours,

ST. JUDE MEDICAL, INC.


[signature]


Lawrence A. Lehmkuhl
Chairman



Accepted and agreed to:


[signature]


Ronald A. Matricaria


                          ST. JUDE MEDICAL, INC.

             SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AND TRUST

                         April 12, 1993                              TABLE OF
                                                                     CONTENTS

                                                                       Page

ARTICLE 1
    NAME AND PURPOSE . . . . . . . . . . . . . . . . . . . . . . . . . .  1
         1.1  Name . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
         1.2  Purpose. . . . . . . . . . . . . . . . . . . . . . . . . .  1

ARTICLE 2
    DEFINITIONS AND INTERPRETATIONS. . . . . . . . . . . . . . . . . . .  2
         2.1  General Definitions. . . . . . . . . . . . . . . . . . . .  2

ARTICLE 3
    PARTICIPATION IN THE PLAN. . . . . . . . . . . . . . . . . . . . . .  7
         3.1  Eligibility. . . . . . . . . . . . . . . . . . . . . . . .  7
         3.2  Designation of Beneficiary . . . . . . . . . . . . . . . .  7

ARTICLE 4
    CONTRIBUTIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
         4.1  St. Jude Contributions . . . . . . . . . . . . . . . . . .  8
         4.2  Reversion to St. Jude. . . . . . . . . . . . . . . . . . .  9
         4.3  Contribution Does Not Vest . . . . . . . . . . . . . . . .  9
         4.4  Valuation of the Trust Fund. . . . . . . . . . . . . . . .  9

ARTICLE 5
    INVESTMENT OF CONTRIBUTIONS. . . . . . . . . . . . . . . . . . . . .  9
         5.1  Investment Powers. . . . . . . . . . . . . . . . . . . . .  9
         5.2  Written Investment Policy. . . . . . . . . . . . . . . . . 10
         5.3  Appointment of Investment Manager. . . . . . . . . . . . . 10
         5.4  Executive's Right to Direct Investments. . . . . . . . . . 11

ARTICLE 6
    VESTING. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
         6.1  Vesting of Executive in Trust Fund . . . . . . . . . . . . 12
         6.2  Executive's Forfeiture of Interest in Trust Fund . . . . . 12
         6.3  Notice and Dispute Resolution. . . . . . . . . . . . . . . 12

ARTICLE 7
    PAYMENTS OF BENEFITS . . . . . . . . . . . . . . . . . . . . . . . . 13
         7.1  Notice . . . . . . . . . . . . . . . . . . . . . . . . . . 13
         7.2  Amount of Benefits and Valuation . . . . . . . . . . . . . 14
         7.3  Notice of Benefit Commencement . . . . . . . . . . . . . . 14
         7.4  Modes of Payment to Executive After Full Vesting . . . . . 14
         7.5  Time for Payment . . . . . . . . . . . . . . . . . . . . . 16
         7.9  Medium of Payment. . . . . . . . . . . . . . . . . . . . . 16
         7.7  Payment to Executive to Satisfy Taxes. . . . . . . . . . . 16
         7.8  Facility of Payment. . . . . . . . . . . . . . . . . . . . 17

ARTICLE 8
    CLAIMS PROCEDURE . . . . . . . . . . . . . . . . . . . . . . . . . . 17
         8.1  Claims for Benefits. . . . . . . . . . . . . . . . . . . . 17
         8.2  Dispute of Benefits. . . . . . . . . . . . . . . . . . . . 17
         8.3  Arbitration or Judicial Review of Dispute. . . . . . . . . 18

ARTICLE 9
    COMMITTEE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
         9.1  Appointment. . . . . . . . . . . . . . . . . . . . . . . . 19
         9.2  Action of the Committee. . . . . . . . . . . . . . . . . . 19
         9.3  Meetings . . . . . . . . . . . . . . . . . . . . . . . . . 19
         9.4  Records. . . . . . . . . . . . . . . . . . . . . . . . . . 19
         9.5  Powers . . . . . . . . . . . . . . . . . . . . . . . . . . 20
         9.6  Compensation . . . . . . . . . . . . . . . . . . . . . . . 21
         9.7  Indemnity. . . . . . . . . . . . . . . . . . . . . . . . . 21
         9.8  Powers Denied. . . . . . . . . . . . . . . . . . . . . . . 21
         9.9  Action When There is a Vacancy . . . . . . . . . . . . . . 21
         9.10      Settlement of Claims. . . . . . . . . . . . . . . . . 21
         9.11 Discretionary Powers . . . . . . . . . . . . . . . . . . . 21
         9.12 Employment of Professionals and Assistants . . . . . . . . 22
         9.13 Bond . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

ARTICLE 10
    TRUSTEE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22
         10.1 Duty and Liability of Trustee. . . . . . . . . . . . . . . 22
         10.2 General Scope of Powers. . . . . . . . . . . . . . . . . . 23
         10.3 Powers Discretionary . . . . . . . . . . . . . . . . . . . 26
         10.4 Annual Account . . . . . . . . . . . . . . . . . . . . . . 26
         10.5 Person Dealing with Trustee. . . . . . . . . . . . . . . . 26
         10.6 Prohibited Transactions. . . . . . . . . . . . . . . . . . 26
         10.7 Indemnity. . . . . . . . . . . . . . . . . . . . . . . . . 27
         10.8 Resignation and Appointment. . . . . . . . . . . . . . . . 27
         10.9 Removal of Trustee . . . . . . . . . . . . . . . . . . . . 27
         10.10     Continuation of the Trust . . . . . . . . . . . . . . 28

ARTICLE 11
    CLAIMS AGAINST THE TRUST FUND. . . . . . . . . . . . . . . . . . . . 28
         11.1 Anti-Alienation of Benefits. . . . . . . . . . . . . . . . 28
         11.2 Qualified Domestic Relations Orders. . . . . . . . . . . . 28
         11.3 Independent Fund . . . . . . . . . . . . . . . . . . . . . 30

ARTICLE 12
    RIGHTS OF ST. JUDE TO AMEND, DISCONTINUE OR TERMINATE. . . . . . . . 30
         12.1 Amendment. . . . . . . . . . . . . . . . . . . . . . . . . 30
         12.2 Termination of Plan. . . . . . . . . . . . . . . . . . . . 31
         12.3 Termination of Trust . . . . . . . . . . . . . . . . . . . 31

ARTICLE 13
    SUCCESSOR EMPLOYER AND MERGER OR CONSOLIDATION OF PLANS. . . . . . . 31
         13.1 Successor Employer . . . . . . . . . . . . . . . . . . . . 31
         13.2 Merger and Consolidation . . . . . . . . . . . . . . . . . 32

ARTICLE 14
    MISCELLANEOUS. . . . . . . . . . . . . . . . . . . . . . . . . . . . 32
         14.1 Liability of St. Jude. . . . . . . . . . . . . . . . . . . 32
         14.2 Indemnification. . . . . . . . . . . . . . . . . . . . . . 32
         14.3 No Guarantee of Employment . . . . . . . . . . . . . . . . 33
         14.4 Governing Law. . . . . . . . . . . . . . . . . . . . . . . 33
         14.5 Binding Effect . . . . . . . . . . . . . . . . . . . . . . 33

                          ST. JUDE MEDICAL, INC.

             SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AND TRUST


    This Agreement, establishing the St. Jude Medical, Inc. Supplemental Executive Retirement Plan and Trust, is adopted by St. Jude Medical, Inc., a Minnesota corporation, ("St. Jude"), and Norwest Bank Minnesota, N.A. (the "Trustee") and is effective as of April 12, 1993.
                           W I T N E S S E T H :
    WHEREAS, St. Jude desires to establish a retirement plan
(the "Plan") for the benefit of Ronald A. Matricaria ("the
Executive");
    WHEREAS, Norwest Bank Minnesota, N.A. has agreed to serve as Trustee of the Trust established hereunder;
    NOW, THEREFORE, the St. Jude Medical, Inc. Supplemental Executive Retirement Plan and Trust is established to read as follows:

                                 ARTICLE 1
                             NAME AND PURPOSE
    1.1 Name. The name of the Plan set forth in this instrument is the St. Jude Medical, Inc. Supplemental Executive Retirement Plan, and the name of the trust which is part of that Plan and the terms of which are set forth in this instrument is the St. Jude Medical, Inc. Supplemental Executive Retirement Trust.
    1.2 Purpose. The purpose of the Plan is to provide retirement income to the Executive and his family. The purpose of the Trust is to facilitate the administration of the Plan for the exclusive benefit of the Executive and his Beneficiaries.

                                 ARTICLE 2
                      DEFINITIONS AND INTERPRETATIONS
    2.1  General Definitions.
    (1)  "Alternate Payee" shall mean a:

         (a)    spouse;

         (b)    former spouse;

         (c)    child; or

         (d)    other dependent

         of the Executive who is recognized by a Qualified
         Domestic Relations Order as having a right to receive all, or a portion of, the Executive's Beneficial
         Interest under the Plan.

         An Alternate Payee is treated as a Beneficiary for all purposes under the Plan.

    (2) "Anniversary Date" shall mean each December 31, beginning December 31, 1993.

    (3) "Beneficial Interest" shall mean all of the assets of the Trust Fund which are distributable to the Executive or his Beneficiary in accordance with the terms of the Plan.

    (4) "Beneficiary" shall mean the Executive's spouse and his natural or adopted children, or a trust established by the Executive solely for their benefit, who are entitled to receive benefits that may be payable upon or after the Executive's death.

    (5) "Board of Directors" shall mean the elected Board of Directors of St. Jude Medical, Inc.

    (6) "Change in Control" shall mean a Change in Control as defined in that certain Employment Agreement between the Executive and St. Jude dated as of April 12, 1993.

    (7) "Code" shall mean the Internal Revenue Code of 1986, and amendments thereto.

    (8) "Committee" shall mean the Compensation Committee of the Board of Directors of St. Jude, or its successor, the members of which are named fiduciaries of the Plan within the meaning of Section 402 of the Employee Retirement Income Security Act of 1974. In no event shall the Executive be a member of such Committee at any time prior to the date the Executive becomes fully vested in the Plan as provided in
         Article 6.

    (9) "Disability" shall mean a physical or mental condition of the Executive resulting from a bodily injury or disease or mental disorder which renders him incapable of continuing employment with St. Jude. Disability of the Executive shall be determined by the Committee in accordance with uniform principles consistently applied, upon the basis of such medical and other evidence which the Committee deems necessary and desirable.

    (10) "Earliest Retirement Age" shall mean, for purposes of a Qualified Domestic Relations Order, the earlier of:

         (a) the date on which the Executive is entitled to a distribution under the Plan; or

         (b) the later of the day the Executive attains age 50, or the earliest date on which the Executive could begin receiving his Beneficial Interest under the Plan if the Executive separated from service.

         Earliest Retirement Age shall also mean a date earlier than (i) or (ii) if such date is specified in the Qualified Domestic Relations Order.

    (11) "Effective Date" shall mean April 12, 1993.

    (12) "ERISA" shall mean the Employee Retirement Income
         Security Act of 1974, as amended, and any successor thereto, and any regulations promulgated thereunder.

    (13) "Good Cause," as grounds for the termination of the Executive's employment by St. Jude, shall mean:

         (a) prior to a Change in Control, any act by which the Executive in bad faith or with dishonesty, willfully violates any law of any domestic or international government to which St. Jude is bound, willfully fails to follow instructions of the Company's Board of Directors, performs duties with gross negligence or otherwise materially breaches the employment agreement between the Executive and St. Jude; provided, however, that in the case of the Executive's willful failure to follow instructions or other material breach of said employment agreement not involving bad faith, dishonesty or willful violation of law, St. Jude shall give the Executive written notice of such failure or other breach and the Executive shall have 21 days to correct same.

         (b) after a Change in Control, the conviction of the Executive by a court of competent jurisdiction for felony criminal conduct.

    (14) "Good Reason", as grounds for the voluntary termination of employment by the Executive, shall mean:

         (a) prior to a Change in Control, any act by which St. Jude, without the express written consent of the Executive:

           (i) substantially and materially reduces the principal duties, responsibilities and reporting obligations of the Executive in his position as President and CEO;

           (ii) reduces the Executive's annual
                compensation as described in the written employment agreement between St. Jude and the Executive or

           (iii)   fails to provide the Executive with
                   benefits at least as favorable to those
                   enjoyed by the Executive under any of
                   St. Jude's pension, life insurance,
                   medical, health and accident,
                   disability, deferred compensation,
                   incentive awards, incentive stock
                   options, savings plans or vacation plans in which the Executive was eligible to participate in the beginning of his term of employment with St. Jude, provided, however, that nothing herein will restrict St. Jude from altering, amending or terminating any benefit plan so long as any such change applies to executive officers generally.

         (b) after a Change in Control, without Executive's express written consent, any of the following acts by St. Jude:

           (i)  the assignment to Executive of any
                duties inconsistent with Executive's
                status or position with St. Jude, or a
                substantial alteration in the nature or
                status of Executive's responsibilities
                from those in effect immediately prior
                to the Change in Control;

           (ii) a reduction by St. Jude in Executive's annual compensation in effect immediately prior to a Change in Control;

           (iii)   the relocation of St. Jude's principal
                   executive offices to a location more
                   than fifty miles from St. Paul,
                   Minnesota or St. Jude requiring
                   Executive to be based anywhere other
                   than St. Jude's principal executive
                   offices except for required travel on
                   St. Jude's business to an extent
                   substantially consistent with
                   Executive's business travel obligations
                   immediately prior to the Change in
                   Control;

           (iv) the failure by St. Jude to continue to provide Executive with benefits at least as favorable to those enjoyed by Executive under any of St. Jude's pension, life insurance, medical, health and accident, disability, deferred compensation, incentive awards, incentive stock options, or savings plans in which Executive was partici-

                pating immediately prior to the Change
                in Control, the taking of any action by
                St. Jude which would directly or
                indirectly materially reduce any of such benefits or deprive Executive of any material fringe benefit enjoyed at the time of the Change in Control, or the failure by St. Jude to provide Executive with the number of paid vacation days to which Executive is entitled immediately prior to the Change in Control, provided, however, that St. Jude may amend any such plan or programs as long as such amendments do not reduce any benefits to which Executive would be entitled upon termination;

           (v)  the failure of St. Jude to obtain a
                satisfactory agreement from any
                successor to assume and agree to perform that certain Employment Agreement between the Executive and St. Jude dated as of April 12, 1993; or

           (vi) any purported termination of Executive's employment which is not made pursuant to a Notice of Termination satisfying the requirements of the Employment Agreement described in paragraph (v) above.

    (15) "Plan" shall mean the St. Jude Medical, Inc.
         Supplemental Executive Retirement Plan for Ronald A.
         Matricaria.

    (16) "Plan Year" shall mean the 12 consecutive months ending on December 31 of each year.

    (17) "Qualification Procedures" shall mean written procedures adopted by the Committee to:

         (a) determine whether domestic relations orders meet the requirements for Qualified Domestic
                Relations Orders; and

         (b)    to administer distributions under such orders.

         The procedures shall be implemented within a reasonable time after receipt of a domestic relations order by the Committee. Qualification Procedures must permit an Alternate Payee to designate a representative for receipt of copies of notices sent to the Alternate Payee with respect to a Qualified Domestic Relations Order.

    (18) "Qualified Domestic Relations Order" shall mean a judgment, decree or order, including approval of a property settlement agreement, that relates to provision of child support, alimony payments, or marital property rights to an Alternate Payee, is made pursuant to state domestic relations law (including a state community property law) and creates an Alternate Payee's right to all or a portion of the benefits payable to the Executive under the Plan. A Qualified Domestic Relations Order must satisfy all of the requirements of Section 414(p) of the Code and must specify:

         (a) the name and last known mailing address of each Alternate Payee;

         (b) the amount or percentage of the Executive's benefits to be paid to the Alternate Payee or the manner in which the amount is to be determined;

         (c) the number of payments or period for which payments are required; and

         (d)    each plan to which the order relates.

         An order does not qualify under this definition if it requires the Committee to provide a benefit or option not available under the Plan, requires the Plan to provide increased benefits or requires payment of benefits to an Alternate Payee that are required to be paid to another Alternate Payee under a previously existing Qualified Domestic Relations Order.

    (19) "Qualified Joint and Survivor Annuity" shall mean if the Executive has a Spouse at the time of the commencement of benefits, an annuity for the life of the Executive with a survivor annuity for the life of his Spouse which can be purchased with the Executive's Beneficial Interest. A Qualified Joint and Survivor Annuity for the Executive if he is unmarried at the time of the commencement of benefits shall mean an annuity for the life of such Executive and which can be purchased with his Beneficial Interest.

    (20) "Qualified Preretirement Survivor Annuity" shall mean an annuity for the life of the Executive's surviving Spouse, purchased with the Executive's Beneficial Interest as of the date of the Executive's death.

    (21) "St. Jude" shall mean St. Jude Medical, Inc., a
         Minnesota corporation, and its successors and assigns.

    (22) "Spouse" shall mean the person to whom the Executive is married on the date payments actually commence under the Plan.

    (23) "Termination of Employment" of the Executive shall mean complete severance from the service of St. Jude.

    (24) "Trust" shall mean the St. Jude Medical, Inc.
         Supplemental Executive Retirement Trust.

    (25) "Trust Fund" or "Fund" shall mean the total of contributions made hereunder, or the investments purchased, increased by profits, income, refunds and recoveries received, and decreased by investment losses and expenses incurred in the administration of the Trust and by benefits released or paid.

    (26) "Trustee" shall mean the undersigned Trustee or Trustees or any duly appointed successor Trustee.

                                 ARTICLE 3
                         PARTICIPATION IN THE PLAN
    3.1 Eligibility. The Executive is the sole employee of St. Jude eligible to participate in the Plan.
    3.2 Designation of Beneficiary. Upon commencement of participation in the Plan, the Executive shall complete, sign and file with the Committee a designation of Beneficiary on a form to be provided by the Committee. On said form, the Executive shall designate a Beneficiary (or Beneficiaries), which may be an individual or a trust established solely for the individual, to whom shall be paid any sum which may be payable on account of the Executive's death after the Executive becomes fully vested in the Plan as provided in Article 6 (reserving, however, to the Executive the power to change the designation of Beneficiary from time to time) and where applicable, a particular form of benefit. The Executive's Spouse shall be the Beneficiary of the entire vested and nonforfeitable benefit payable upon the death of the Executive unless the Executive's Spouse irrevocably consents in writing to the designation of another Beneficiary. Such spousal consent shall identify the specific alternate Beneficiary, and where applicable, a particular form of benefit, acknowledge the effect of such designation, and be witnessed by a Plan representative or a notary public. Any subsequent change by the Executive in the designation of a Beneficiary shall require specific written consent by the Executive's Spouse unless the Spouse has previously consented in writing to voluntarily waive the right to consent to subsequent Beneficiary changes, and such consent acknowledges the Spouse's right to otherwise limit consent to a specific Beneficiary. However, the designation of a Beneficiary other than the Executive's Spouse shall be effective if the Committee determines that the foregoing consent may not be obtained because there is no Spouse, because the Spouse cannot be located, or because of other circumstances described in regulations issued by the Secretary of the Treasury. A divorce before the payment commencement date shall terminate all rights of the Executive's ex-spouse to any benefits under this Plan, unless the Executive expressly designates or redesignates the ex-spouse as Beneficiary or as otherwise provided under a Qualified Domestic Relations Order.
    If the Executive shall fail to validly designate a Beneficiary, or if no designated Beneficiary survives the Executive, the following designated persons shall be the Beneficiaries in the order named:
    (a)  the Executive's spouse, if living; or

    (b) the Executive's lawful children, if living, including any lawfully adopted children.

In the event the last survivor of the Executive, his Spouse, and his children dies prior to the date all assets are distributed from this Plan and Trust, any amount then remaining in the Trust shall revert to St. Jude.
    Notwithstanding anything herein to the contrary, in the event St. Jude, directly or through insurance, provides a death benefit payment to Executive's Beneficiaries pursuant to that certain Supplement to his employment letter agreement, dated
May 5, 1993, no benefits shall be due or paid under this Plan.

                                 ARTICLE 4
                               CONTRIBUTIONS
    4.1 St. Jude Contributions. St. Jude shall contribute to the Trust the sum of Two Million Five Hundred Thousand Dollars ($2,500,000.00) within 30 days of the Effective Date of the Plan.
 In addition, until such time as the Executive becomes fully vested in the Plan as provided in Article 6, St. Jude shall pay any and all reasonable Trustee fees and any additional expenses, including but not limited to, any taxes on the income of the Trust, incurred in connection with the administration of the Plan and Trust. St. Jude shall reimburse the Trust, as an additional contribution, any amount which the Trust is required to pay in federal, state and local income or other taxes imposed upon the Trust during the period prior to the date the Executive becomes fully vested in the Plan as provided in Article 6. From and after the date the Executive becomes fully vested in the Plan as provided in Article 6, St. Jude shall have no further responsibility or obligation to pay any expenses of the Trust or the Trustee.
    4.2  Reversion to St. Jude.  Except as provided for in
Section 3.2 or 6.2, principal or income of this Trust shall not be paid or revert to St. Jude or be used for any purpose whatsoever other than the exclusive benefit of the Executive or his Beneficiaries.
    4.3 Contribution Does Not Vest. The fact that a contribution has been made as hereinbefore provided will not of itself operate to vest in the Executive any right, title or interest in the Trust. Vesting will be accomplished only at the times and on the contingencies hereinafter set forth.
    4.4 Valuation of the Trust Fund. The Trustee shall determine the fair market value of the Trust Fund as of the Anniversary Date of each Plan Year.
    All accounts, books and records maintained pursuant to this
Section 4.4 shall be opened to inspection and audit at all reasonable times by St. Jude and by the Executive.

                                 ARTICLE 5
                        INVESTMENT OF CONTRIBUTIONS
    5.1 Investment Powers. Except as otherwise provided in this Article, during the term of the Trust, the Trustee shall have the exclusive authority and discretion to invest and reinvest the principal and income of the Trust in real and personal property of any kind. The Trustee shall not be limited by the laws of any state proscribing or limiting the investment of trust funds by trustees, either as to types of investments or as to diversification of investments.
    Notwithstanding the foregoing, until such time as the Executive becomes fully vested in the Plan as provided in
Article 6, the Trustee shall invest the Trust Funds only in one or more of the following investments:

         (a)    obligations of or guaranteed by the United
    States of America;

         (b) securities traded on a national securities exchange or the NASDAQ national market;

         (c) commercial paper obligations receiving the highest rating from either Moody's Investors Services, Inc.
    or Standard & Poor's Corporation or a similar rating service;

         (d) certificates of deposit, bank repurchase agreements or bankers acceptances (including those of the trustee or of its affiliates) of commercial banks the securities of which or the securities of the holding company of which are rated in the highest category by a nationally-recognized credit agency;

         (e) an annuity or insurance policy of a company licensed to do business in Minnesota;

         (f) registered investment funds, including such funds of an affiliate of the Trustee; or

         (g) a commingled common money-market, stock or bond fund operated by the Trustee.

    5.2 Written Investment Policy. The Trustee shall invest the Trust Fund in accordance with the written investment policy set forth as Exhibit A attached hereto and incorporated herein. Except as otherwise provided in Section 5.3, the Committee shall have no further power or authority with respect to the investment of the Trust assets.
    5.3 Appointment of Investment Manager. Prior to the date the Executive becomes fully vested in the Plan as provided in
Article 6, the Committee may, with the consent of the Executive, appoint one or more parties that are investment managers as defined in ERISA, to have power to manage, acquire, or dispose of all or part of the Trust Fund, and thereafter, the Committee may, with the consent of the Executive, remove such investment manager and appoint a successor. The appointment of any such investment manager and investment of the Trust Fund pursuant to such appointment shall be subject to the following:
    (a) Written notice of each such appointment shall be given to the Trustee a reasonable time in advance of the date that the investment manager first exercises the power granted to it. Such notice shall state what portion of the Trust Fund is to be invested by the manager and shall direct the Trustee to segregate such portion of the Trust Fund into a separate account for such investment manager.

    (b) The Trustee shall not act on any direction or instruction of the investment manager until the Trustee has been furnished with an acknowledgment in writing by the investment manager that it is a fiduciary with respect to the Plan.

    (c) There shall be a written agreement between St. Jude and each investment manager. The Trustee shall receive a copy of each agreement and all amendments thereto and shall give written acknowledgment of receipt of same.

    5.4  Executive's Right to Direct Investments.  The
Executive shall not be permitted to direct the investment of the Trust Fund prior to the date the Executive becomes fully vested in the Plan as provided in Article 6. From and after the date the Executive becomes fully vested in the Plan as provided in
Article 6, the Executive shall have the sole authority to instruct the Trustee as to investments (including the acquisition, sale or retention of specific assets), disbursements or any other matter which comes within the investment powers granted to the Trustee under this Plan, provided, however, that the Executive shall not direct the investment of the Trust Fund in any investment in which the Executive, any family member or any affiliate of the Executive has an interest. When the Executive does instruct the Trustee, the Trustee shall have no responsibility or accountability for making any investment, for retaining any investment or for doing any other act directed by the Executive other than to comply with the instructions of the Executive. From and after the date the Executive becomes fully vested in the Plan as provided in Article 6, the Trustee may rely upon any instruction from the Executive given to it in writing and shall be under no duty to inquire as to the action taken.

                                 ARTICLE 6
                                  VESTING
    6.1 Vesting of Executive in Trust Fund. The Executive shall have a fully vested and nonforfeitable interest in the assets of the Trust Fund and earnings thereon, upon the occurrence of any one of the following events:
    (a) involuntary Termination of Employment of the Executive by St. Jude for reasons other than Good Cause;

    (b) voluntary Termination of Employment from St. Jude by the Executive for Good Reason;

    (c) the Executive's continued employment with St. Jude until October 1, 1996; or

    (d)  October 1, 1996 if, prior to October 1, 1996, the
         Executive is rendered incapable of continuing his employment with St. Jude due to a Disability and the Executive survives to October 1, 1996.

    6.2  Executive's Forfeiture of Interest in Trust Fund.
The Executive shall forfeit any and all right, title and interest in and to the Trust Fund upon the occurrence of any one of the following events prior to October 1, 1996:
    (a) involuntary Termination of Employment of the Executive by St. Jude for Good Cause;

    (b) voluntary Termination of Employment from St. Jude by the Executive for reasons other than Good Reason; or

    (c)  the Executive dies prior to October 1, 1996.
If at any time the Executive's rights to the Trust Fund are forfeited, the purpose of the Trust will be deemed to have been accomplished and all liabilities of the Trust shall be deemed satisfied, the Trust shall terminate and all the assets in the Trust shall revert to St. Jude.
    6.3 Notice and Dispute Resolution. Within 30 days after the occurrence of an event specified in this Article resulting in either the full vesting of Executive in accordance with
Section 6.1 or the forfeiture by Executive in accordance with
Section 6.2, St. Jude and the Executive shall jointly notify the Trustee of such occurrence in writing. If either St. Jude or the Executive disagree as to the occurrence of an event or the consequences of such event, each party shall immediately notify the Trustee that a dispute as to the Executive's rights under the Plan exists. Upon such notice, the Trustee shall not make any payment to the Executive, his Beneficiaries or to St. Jude until such time as the parties resolve such dispute or until the Trustee is ordered to pay or begin payments to one or the other of the parties or by a court of competent jurisdiction. Any such dispute between St. Jude and the Executive as to the occurrence of an event giving rise to full vesting or forfeiture under this Article (including, but not limited to, any determination with respect to Executive's Disability) shall be resolved by the parties in accordance with Article 8.

                                 ARTICLE 7
                           PAYMENTS OF BENEFITS
    7.1 Notice. The Trustee shall furnish the Executive or Beneficiary with a written statement of the terms, conditions and forms of payment from the Trust available to him no less than 30 nor more than 90 days prior to the first day of the first period for which an amount is paid as an annuity or any other form under
Section 7.5 of the Plan.  The statement shall explain:
    (a) the terms and conditions of the Qualified Joint and Survivor Annuity;

    (b) the Executive's right to make, and the effect of, an election to waive the Qualified Joint and Survivor
         Annuity form of benefit;

    (c) if the Executive is married at the time, the right of the Executive's Spouse to consent to the above election; and

    (d) the right to make, and the effect of, a revocation of a previous election to waive the Qualified Joint and Survivor Annuity.

    The Trustee shall furnish the Executive and his Spouse, if any, with a statement explaining the Qualified Preretirement Survivor Annuity in a form similar to the form described above.
    7.2 Amount of Benefits and Valuation. Benefits under the Plan shall be paid solely from the Trust Fund and the amount payable to the Executive shall be based on the fair market value of the assets of the Trust as of the time for distribution.
    7.3 Notice of Benefit Commencement. Upon receipt of a notice of benefit commencement, the Trustee shall, within 10 days of receipt of such notice, provide notice to St. Jude of such commencement, and the terms thereof and St. Jude shall, within 30 days after receipt of such notice, inform the Trustee whether or not St. Jude disputes such benefit commencement. If St. Jude disputes such commencement, the Trustee shall not pay any amount to the Executive except in accordance with Section 6.3. It shall be the responsibility of the Trustee to verify that the Executive's Beneficial Interest from the Trust shall be due and payable in accordance with the terms of the Plan and Trust.
    7.4  Modes of Payment to Executive After Full Vesting.
    (a) The Executive's Beneficial Interest shall be paid at the time specified in Section 7.5 in the form of a Qualified Joint and Survivor Annuity unless the Executive elects subject to the provisions of this Subsection to waive the Qualified Joint Survivor
         Annuity or to receive another form of benefit as provided under paragraph (b). An election to waive the Qualified Joint and Survivor Annuity shall be made (or revoked) within 90 days prior to the date on which payment of his Beneficial Interest begins, and shall be effective only if:

         (i) the Executive's Spouse consents in writing to such election, and the Spouse's consent acknowledges the effect of such election and the consent is witnessed by a Plan representative or a notary public; or

         (ii) it is established to the satisfaction of the Trustee that the Spouse's consent may not be obtained because there is no Spouse, because the Spouse cannot be located, or because of such other circumstances that the Secretary of the Treasury may prescribe by regulation.

         Any consent by the Spouse under paragraph (i) above (or establishment that the consent of the Spouse cannot be obtained under paragraph (ii) above) shall be effective only with respect to such Spouse.

         If the Executive dies before payment of his Beneficial Interest has commenced and has a surviving
         Spouse, payment of benefits shall take place as provided in Subsection (c) below.

    (b) If the Executive is unmarried on the date on which payment of his Beneficial Interest begins, as specified in Section 7.5, or if the Executive has elected to waive the Qualified Joint and Survivor Annuity as provided above, the Executive's Beneficial Interest in the Plan shall be paid under one or more of the following modes of settlement selected by the Executive, or by the Executive's designated Beneficiary if the Executive dies before commencement of benefits:

         (i) by payment of nonperiodic lump sum amounts; provided, however, that the cumulative payments during the first 12 month period commencing on the date on which the Executive becomes fully vested as provided in Article 6 shall not exceed 1/10th of the value of the Trust Fund as of the most recent Anniversary Date (excluding any amount payable under Section 7.7(a)) and thereafter, a fraction of the value of the Trust Fund as of the most recent Anniversary Date, the denominator of which is reduced by one for each subsequent 12 month period, and further provided that any amount not distributed in any year shall be available for distribution in any later year;

         (ii) by payment in the form of annual or more frequent installments of as nearly equal amounts as may be conveniently determined over a period of not less than 10 years; or

         (iii) by payment in any other form of annuity over the life of the Executive, the joint lives of the Executive and his Beneficiary or over a period certain of not less than 10 years.

    (c) If the Executive dies before commencement of his Beneficial Interest and leaves a surviving Spouse, the Executive's Beneficial Interest shall be paid to his surviving Spouse in the form of a Qualified Preretirement Survivor Annuity, unless the Executive had otherwise elected as provided herein, subject to the following rules:

         (i) Payment of such benefit shall commence within 60 days after the Executive's death, unless the surviving Spouse elects a later date in accordance with this Article, but in no event later than the date the Executive would have reached age 70.5.

         (ii) The Executive's surviving Spouse may elect in writing to receive such benefit in any of the forms permitted under Subsection (b).

         (iii)  The Executive may elect to waive the
                Qualified Preretirement Survivor Annuity.
                Designation under Section 3.2 of a
                Beneficiary or Beneficiaries other than the Executive's Spouse shall be deemed a waiver of the Qualified Preretirement Survivor
                Annuity, subject to the Spouse's consent in accordance with that Section.

         (iv) The Trustee shall provide the Executive with a written explanation of the Qualified Preretirement Survivor Annuity containing comparable information to that required in regard to the Qualified Joint and Survivor Annuity under Section 8.1.

    The decision of the Executive as to the mode of settlement shall be final and the Trustee shall not be liable to the recipient (or to any heir, Beneficiary, or representative of the Executive, or of the recipient if other than the Executive) for such decision notwithstanding the fact that another mode of settlement would have resulted in a greater benefit. Any distribution to a Beneficiary shall be in accordance with this Article and shall be determined as if the Beneficiary were the Executive.
    7.5 Time for Payment. Except as otherwise set forth below, payment of the Executive's Beneficial Interest in the Plan to the Executive, or his Beneficiary, to be made or begin as soon as administratively feasible following the date the Executive becomes fully vested in the Plan as provided in Article 6, or on such later date as elected by the Executive.
    7.9 Medium of Payment. Any payment of benefits from the Plan to the Executive or his Beneficiary shall be made in cash, except that, with the consent of the Executive or his Beneficiary, such a payment may be in the form of a nontransferable, noncancellable annuity contract upon termination of the Plan and Trust.
    7.7  Payment to Executive to Satisfy Taxes.
Notwithstanding anything in this Article to the contrary:
    (a) The Trustee shall, upon request of the Executive, distribute to the Executive such amount of the Trust Fund as the Executive represents as necessary to pay any and all federal, state and local taxes which are assessed against the Executive as a result of the Executive's becoming fully vested in the Plan in accordance with Article 6. The Trustee may request reasonable proof of the amount requested by the Executive. The Trustee shall make payment to the Executive as soon as administratively feasible following verification of such amount, but in no event later than the date such taxes are otherwise due from Executive. Such distribution shall not be credited against or reduce any amount otherwise payable under Section 7.4.

    (b) In addition to any amounts payable under the preceding paragraph, following the Executive's becoming fully vested in the Plan in accordance with
         Article 6, the Trustee shall, upon request of the Executive, pay to the Executive part or all of any interest, gains or earning on the Trust Fund for the Plan Year. Such distribution shall be credited against, and reduce, any amount otherwise payable under Section 7.4.

    7.8 Facility of Payment. In case of incompetency of the Executive or Beneficiary entitled to receive any distribution under the Plan, and if the Trustee shall be advised of the existence of such condition, the Trustee shall direct distribution to any one of the following:
    (a) to the duly appointed guardian, conservator, or other legal representative of the Executive or Beneficiary; or

    (b) to a person or institution entrusted with the care or maintenance of the incompetent Executive or Beneficiary, provided such person or institution has satisfied the Trustee that the payment will be used for the best interest and assist in the care of the Executive or Beneficiary and; provided further, that no prior claim for said payment has been made by a duly appointed guardian, conservator, or other legal representative of the Executive or Beneficiary.

Any payment made in accordance with the foregoing provisions of this Section shall constitute a complete discharge of any liability or obligation of St. Jude, the Trustee, and the Trust
Fund.

                                 ARTICLE 8
                             CLAIMS PROCEDURE
    8.1 Claims for Benefits. At any time after the Executive becomes fully vested in the Plan as provided in Article 6, the Executive or, if the Executive is deceased, his Beneficiary may make a claim for Plan benefits, by filing a written request with the Trustee on a form to be furnished to him for such purpose. The Executive or Beneficiary shall also furnish such additional information as may be reasonably necessary to pay the Executive's Beneficial Interest in accordance with the terms of the Plan and Trust.
    8.2 Dispute of Benefits. Any dispute between the Executive and St. Jude as to the occurrence of an event described in Article 6 and the effect of such event or any other dispute under the Plan shall be resolved first by the Board of Directors of St. Jude. The Board of Directors shall furnish to the Executive a notice of its decision, meeting the requirements stated below within 30 days after receipt of a notice of dispute from the Executive. If special circumstances require more than 30 days to process the claim, this period may be extended for up to an additional 30 days by giving written notice to the Executive before the end of the initial 30-day period, stating the special circumstances requiring the extension and the date by which a decision is expected. Failure to provide a notice of decision in the time specified shall constitute a denial of the claim, and the Executive shall be entitled to the rights specified in Section 8.3.
    The notice to be provided to the Executive in the event the claim for benefits is denied, shall be in writing and shall set forth the following:
    (a) the specified reason or reasons for the denial of a benefit;

    (b) specific reference to pertinent Plan provisions on which the denial is based.
    8.3 Arbitration or Judicial Review of Dispute. If the Executive is dissatisfied with the decision of the Board of Directors of St. Jude under Section 8.2, the Executive shall have the right, in addition to all other rights and remedies provided by law, at his election, either to seek arbitration in St. Paul, Minnesota, under the rules of the American Arbitration Association, by serving a notice to arbitrate upon St. Jude or to institute a judicial proceeding, in either case within 60 days after having received notice of denial of benefits under this Plan, or within such longer period as may reasonably be necessary for the Executive to take action in the event of his Disability during such 60 day period. If arbitration is elected, each party shall select one arbitrator and a third arbitrator shall be selected by St. Jude from a list submitted to it by the Executive. Each party shall bear its own costs and expenses, including attorney and expert witness fees, in any arbitration or judicial proceeding. All decisions of the Committee or the Board of Directors with respect to Executive's rights to his Beneficial Interest under the Plan shall be subject to review de novo by the court or arbitrators.

                                 ARTICLE 9
                                 COMMITTEE
    9.1 Appointment. The Compensation Committee of the Board of Directors of St. Jude is designated as the administrator of the Plan and its members are "named fiduciaries." Such Committee shall be responsible for the administration of the Plan prior to and until such time as the Executive shall become fully vested in the Plan as provided in Article 6, at which time the authority and control of the Committee otherwise provided in this Plan shall cease. The Executive shall not be a member of this committee at any time prior to the date on which he becomes fully vested in the Plan as provided in Article 6.
    9.2 Action of the Committee. The Committee may authorize one or more of its members or any agent to execute or deliver any instrument on behalf of the Committee.
    9.3 Meetings. The Committee shall hold such meetings upon such notice and at such place or places and at such time or times as it may from time to time determine. A majority of members then serving on the Committee shall constitute a quorum for the conduct of business and the affirmative vote of a majority of the members present at any meeting shall be necessary to approve action taken at the meeting. Action by the Committee may be taken without a formal meeting by the written authorization of all the members thereof.
    9.4 Records. The Committee shall keep all records appropriate for the performance of its powers and duties under the Plan and may keep appropriate written records of its meetings.
    9.5 Powers. Prior to the date the Executive becomes fully vested in the Plan, the Committee shall have full power and authority to do each and every act and thing which it is specifically required or permitted to do under the provisions of the Plan and in addition thereto shall have the following discretionary powers and duties in connection with the administration of the Plan:
    (a) to adopt from time to time such bylaws, procedures and forms as the Committee considers appropriate in the operation and administration of the Plan and Trust;

    (b) to determine that an event giving rise to full vesting by the Executive as provided in Article 6 shall have occurred;

    (c) to establish rules and procedures needed for its administration of the Plan;

    (d) to receive information and review copies of all Trust accountings;

    (e) to exercise general administration of the Plan except to the extent responsibilities are expressly conferred on others;

    (f) to be the designated agent of the Plan for the service of legal process;

    (g) to determine conclusively for all parties all questions arising in the interpretation or administration of the Plan;

    (h) to employ a qualified investment manager to manage all or part of the Plan assets;

    (i) to allocate fiduciary duties and responsibilities (other than Trustee responsibilities) among members of the Committee or other named fiduciaries appointed by the Committee to act in such capacity and to designate persons other than named fiduciaries to carry out fiduciary responsibilities (other than Trustee responsibilities) under the Plan to the extent that it is deemed advisable by the Committee. For purposes of this subparagraph, Trustee responsibility shall mean any responsibility provided in the Trust to manage or control the assets of the Plan, other than power of the Committee to appoint an investment manager in accordance with Section 402(c)(3) of ERISA. Before the Committee delegates any duties or responsibilities as provided herein, it must first obtain approval for such delegation from the Board of Directors of St. Jude. The Committee shall periodically review the performance of any person to whom it has delegated such responsibilities. In no event shall the Committee delegate any authority to the Executive prior to the date he becomes fully vested in the Plan as provided in Article 6. It is intended under this Plan and Trust that each fiduciary shall be responsible for the proper exercise of its own powers, duties, responsibilities and obligations under this Plan and the Trust, and shall not be responsible for any act or failure to act of another fiduciary.

    9.6 Compensation. No member of the Committee shall receive any compensation from the Trust for his services.
    9.7 Indemnity. St. Jude shall indemnify each member of the Committee against any and all claims, loss, damages, expenses (including counsel fees approved by the Committee), and liability (including any amounts paid in settlement with the Committee's approval) arising from any loss or damage or depreciation which may result in connection with the execution of his duties or the exercise of his discretion or from any other action or failure to act hereunder, except when the same is judicially determined to be due to gross negligence or willful misconduct of such member.
    9.8  Powers Denied.  No action of the Committee shall:
    (a) alter the amount of the contribution otherwise payable to the Plan;

    (b) increase the duties or liabilities of the Trustee without its written consent; or

    (c) cause the funds contributed to this Trust or the assets of this Trust to ever revert to or be used or enjoyed by St. Jude, except as provided in this Plan.

    9.9 Action When There is a Vacancy. If at any time there should be a vacancy on the Committee, then pending the appointment of a successor to fill such vacancy, the remaining members shall have the power to act on behalf of the Committee.
    9.10 Settlement of Claims. The Committee shall have the power to accept, compromise, arbitrate, or otherwise settle any obligation, liability or claim, but it shall not be obligated to do so unless, in its sole judgment, it is in the interest of the Plan or Trust to do so.
    9.11 Discretionary Powers.  Whenever in this Plan and
Trust discretionary powers are given to the Committee, it shall have absolute discretion, and its decision shall be binding upon all persons affected thereby.
    9.12 Employment of Professionals and Assistants. The Committee shall have the power:
    (a) to secure such legal, medical, and actuarial advice or assistance as it deems necessary or desirable in carrying out the provisions of the Plan;

    (b) to appoint or employ such other advisors or assistants as it deems necessary or desirable to carry out its duties.

The Committee shall have full discretion to employ any person or firm that it deems qualified to supply any of the required services set forth above; provided, however, that the person or firm so employed shall be independent of the control of St. Jude and, where required, shall have all necessary licenses to practice his profession.
    9.13 Bond. Until such time as the Executive becomes fully vested in the Plan as provided in Article 6, St. Jude shall obtain and maintain a fidelity bond that shall cover every fiduciary of the Plan and every person who handles funds or other property of the Plan ("Plan official"). Each fiduciary and Plan official shall be bonded in an amount which is not less than 10% of the assets of the Plan. Said bond will insure the Plan against loss by reason of acts of fraud or dishonesty on the part of every fiduciary and Plan official, directly or through connivance with others.

                                ARTICLE 10
                                  TRUSTEE
    10.1 Duty and Liability of Trustee. The Trustee shall discharge its duties with respect to this Plan solely in the interests of the Executive and his Beneficiaries and for the exclusive purpose of providing benefits to the Executive and his Beneficiaries and defraying reasonable expenses of administering the Plan. The Trustee shall have generally all of the powers of owners with respect to securities or properties held in the Trust Fund, but shall not be liable for any losses incurred upon investments, except to the extent such Trustee failed to diversify the investments of the Plan so as to minimize the risk of large losses (unless under the circumstances it is clearly prudent not to do so), or failed to manage the investments of the Plan with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims. Except to the extent such duties may be expressly allocated to the Trustee, the Trustee in its capacity as such shall have no authority or responsibility with respect to the operation and administration of the Plan.
    10.2 General Scope of Powers. Except as otherwise provided in Article 5, the Trustee shall have all powers necessary for the performance of its duties. In extension, but not in limitation of the rights, powers and discretion conferred upon the Trustee by virtue of any statute or rule of law, or conferred upon the Trustee by other provisions of this Plan and Trust, the Trustee shall have and may exercise from time to time in the administration of the Trust herein created and for the purpose of distribution after the termination thereof and for the purpose of distributing the Executive's Beneficial Interest after vesting thereof, and without order or license of any court, any one or more of the following rights, powers and discretion:
    (a) To Determine Executive's Beneficial Interests. To compute and determine the interest of the Executive and Beneficiaries in the Trust Fund, and any such computation or determination made in good faith shall be binding and conclusive upon all parties to this Plan and Trust and upon all persons interested or who may become interested in the Trust Fund.

    (b) To Carry Securities in Nominee Form. To purchase, hold and carry investments for the Trust Fund in the name of the Trustee, or in the name of any nominee or nominees selected by the Trustee, without Trust designation in any said case, and to invest funds of the Trust in deposits, including savings accounts, savings certificates, and similar interest-bearing instruments or accounts, in itself or its affiliates, provided that such deposits bear a reasonable rate of interest.

    (c) To Exercise Powers of Owners in Cases of Reorganization, Merger and the Like. To institute, participate and join in any plan of reorganization or readjustment or merger or consolidation of any corporation, the securities of which are held by the Trust Fund, or to use any other means of protecting or dealing with any investments of the Trust Fund, and in general, to exercise each and every other power or right with respect to each investment of the Trust Fund as individuals generally have and enjoy with respect to their own investments and securities, including the power to give proxies, with or without power of substitution or revocation, and to deposit securities with any protective committee or with a trustee or with depositories designated by any such committee or by any such trustee or by any court.

    (d) To Segregate Funds for Proper Purposes. To segregate any parts or portion of the Trust Fund for the purposes of administration thereof, or for purposes of distribution, or for any other purpose deemed proper by the Trustee.

    (e) To Sue and Defend and be Indemnified on that Account. To institute or defend any proceedings at law or in equity concerning the Trust Fund or the assets thereof at the sole cost and expense of the Trust Fund, and of the several Beneficial Interests involved or concerned therein, but the Trustee shall be under no duty or obligation to institute, maintain, or defend any suit, action or other legal proceedings except and unless the Trustee shall have been indemnified to the Trustee's satisfaction against all expenses and liabilities which the Trustee may sustain or anticipate by reason thereof.

    (f) To Sell or Otherwise Dispose of Assets. To sell, exchange, or otherwise dispose of any investment of the Trust Fund for such price and on such terms as the Trustee in the Trustee's absolute discretion shall elect, without regard to whether the time of payment provided in any said sale shall be greater than the probable or actual duration of the Trust herein created or not.

    (g) To Employ Agents, Servants and Attorneys. To select and employ or retain such agents, servants, or attorneys as the Trustee from time to time may deem necessary or advisable in connection with the management and operation of the Trust herein created, and to pay the fees, commissions, or salaries incurred on account thereof as an expense of administration of the Trust.

    (h) To Value Assets and the Trust Fund. To fix and determine, at the current fair market value thereof, the value of the Trust Fund annually and from time to time as may be necessary or advisable, in the Trustee's opinion, for any of the purposes of this Plan and Trust, including power to fix and determine the then fair market value of each and every item constituting the Trust, the items composing the same, and any such computation, determination, or action of the Trustee made in good faith shall be binding and conclusive upon all parties to this Plan and Trust and upon St. Jude, and the Executive and his Beneficiary.

    (i) To Determine Complex Questions of Income and Principal. To determine, in accordance with sound business or accounting practices, with respect to any receipt of the Trust Fund and without regard to statutes or rules of law that otherwise would be controlling, the part or portion thereof which is income and the part or portion thereof which is principal, and to charge or credit to principal or income, as the Trustee may from time to time elect (without duty or obligation to exercise this power uniformly in all cases) any premiums paid or received or discounts received or allowed in connection with, or any gain or loss resulting from the purchase, sale, call, redemption or payment of any security or investment acquired, held, or disposed of by the Trust Fund.

    (j) To Require Settlement and Allowance of Accounts Before Making Distribution. In making distribution of any Beneficial Interest, to demand and receive from the Executive or Beneficiary such verification as the Trustee in its sole discretion shall require before the Trustee shall be obligated to pay, distribute, or make available any part thereof to the Executive or Beneficiary.

    (k) Form and Method of Accounting. To select and determine the appropriate forms, methods and books of account for use by the Trustee in the management and administration of the Trust herein created and for the purpose of accounting for the same.

    (l) Compensation. To receive reasonable compensation for the Trustee's services as Trustee hereunder, and to pay from out of the Trust Fund all costs, fees, expenses, taxes, and other charges and expenses of administration and distribution of the Trust Fund to the extent that they are not paid directly by St. Jude as provided in Section 4.1, and the Trustee shall further be entitled to reimburse itself for or on account of any said item of disbursement from and out of the Trust Fund from time to time held by the Trustee. From and after the date the Executive becomes fully vested in the Plan as provided in
         Article 6, all compensation and other expenses of the Trustee shall be paid solely from the Trust Fund.

    (m) To Pay any Taxes on the Trust Fund. To pay when due any taxes of any kind levied or assessed against the Trust Fund under the existing or future laws of the United States and any state or local taxing authority. To the extent required by law, the Trustee shall withhold from any payment to the Executive or Beneficiary any amount of taxes required by law, or such larger amounts as may be requested by the Executive or Beneficiary. The Trustee shall cooperate with St. Jude or the Executive who shall be primarily responsible for filing any return required by any tax authority in connection with the operation of the Plan.

    (n) To Hold and Deposit Funds. To hold uninvested such cash funds as may appear reasonably necessary to meet the anticipated cash requirements of the Plan from time to time, and to deposit such funds or any part thereof, either separately or together with other trust funds under the control of the Trustee, in its own deposit department or to deposit the same in its name as Trustee in such other depositories as he may select.

    10.3 Powers Discretionary. Each of the foregoing rights, powers and discretion conferred upon the Trustee and each and every power possessed by trustees generally by virtue of any statute or rule of law or other provisions of this Plan and Trust shall be discretionary powers exercisable by the Trustee, and the Trustee shall in no event be or become liable to anyone on account of the exercise of any said power by him in good faith.
    10.4 Annual Account. The Trustee shall account annually for the Trust Fund and for its various transactions in connection therewith to the Committee.
    10.5 Person Dealing with Trustee. No purchaser at any sale made by the Trustee hereunder, and no person, firm, or corporation dealing with the Trustee shall be obligated to see to the application of any money or property paid or delivered to the Trustee. All persons dealing with the Trustee may act in reliance upon the signature of the Trustee and shall not be bound to inquire as to whether or not said signature represents valid action by the Trustee.
    10.6 Prohibited Transactions. Except as may be expressly permitted by law, no Trustee or other fiduciary hereunder shall permit the Plan to engage, directly or indirectly, in any of the following transactions with a disqualified person (as defined in Section 4975 of the Code):
    (a) sale or exchange, or leasing, of any property between the Plan and a disqualified person;

    (b) lending of money or other extension of credit between the Plan and a disqualified person;

    (c) furnishing of goods, services or facilities between the Plan and a disqualified person;

    (d) transfer to, or use by or for the benefit of, a disqualified person of the income or assets of the Plan;

    (e) act by a disqualified person who is a fiduciary whereby he deals with the income or assets of the Plan in his own interest or for his own account; or

    (f) receipt of any consideration for his own personal account by any disqualified person who is a fiduciary from any party dealing with the Plan in connection with a transaction involving the income or assets of the Plan.

    10.7 Indemnity. St. Jude shall indemnify, save and hold harmless, the Trustee from any and all loss, damage and liability which the Trustee may incur or sustain, arising out of the performance of its nondiscretionary duties under the Plan to the extent directed by the Committee, except to the extent that they result from the willful misconduct or gross negligence or lack of good faith of the Trustee, or such actions are otherwise contrary to the terms of the Plan or ERISA. Except to the extent otherwise required under ERISA or other applicable law, the Trustee shall not be liable for the acts or omissions of third parties.
    10.8 Resignation and Appointment. The Trustee, or any successor Trustee, must accept its appointment in writing. The Trustee, or any successor Trustee, may resign as Trustee of this Trust at any time by giving 30 days' notice of resignation by registered mail to St. Jude, or if the Executive has become fully vested in the Plan, the Executive, or such shorter notice as may be agreed to by St. Jude or the Executive, as appropriate. Upon such resignation becoming effective, the resigning Trustee shall render to St. Jude an account of its administration of the Trust during the period following that covered by the most recent account, and shall perform all acts necessary to transfer the assets of the Trust to its successor Trustee. In the event of the resignation of the original or any successor Trustee, St. Jude, or if the Executive has become fully vested in the Plan, the Executive, shall have the power to appoint a successor Trustee. Any successor Trustee shall be a corporate Trustee with the authority to operate in the State of Minnesota and with assets under trust of at least $500,000,000. No successor Trustee shall be or become liable for any action or default of a prior Trustee.
    10.9 Removal of Trustee. St. Jude, or if the Executive has become fully vested in the Plan, the Executive may remove a Trustee or any successor Trustee upon 30 days' notice of removal by registered mail to the Trustee, or such shorter notice as may be agreed to by the Trustee in the event the Trustee has breached its duties under this Plan. In case of such removal, the Trustee shall be under the same duty to account for and transfer assets of the Trust to a successor as hereinabove provided in the case of the resignation of a Trustee; and St. Jude or if the Executive has become fully vested in the Plan, the Executive shall have the same power to appoint a successor Trustee as provided in Section 10.8.
    10.10 Continuation of the Trust. Resignation, disqualification, liability or removal of a Trustee shall not terminate the Trust; and any successor Trustee shall have all powers, duties and discretion herein conferred upon the original Trustee.

                                ARTICLE 11
                       CLAIMS AGAINST THE TRUST FUND
    11.1 Anti-Alienation of Benefits. Except as otherwise provided herein, neither the Executive nor any Beneficiary shall have any transmissible interest in the Trust Fund or in his Beneficial Interest therein, either before or after the vesting thereof, or in any of the assets comprising the same prior to actual payment and distribution thereof to him, nor shall such person have any power to alienate, dispose of, pledge or encumber the same, while in the possession or control of the Trustee, nor shall the Trustee recognize any assignment thereof, either in whole or in part, nor shall the interest of the Executive or Beneficiary be subject to attachment, garnishment, execution or other legal process while in the hands of the Trustee.
    11.2 Qualified Domestic Relations Orders. Notwithstanding any provision to the contrary herein, the Committee may assign the interest of the Executive in the Plan to an Alternate Payee pursuant to a Qualified Domestic Relations Order if such order is received prior to the date the Executive becomes fully vested in the Plan as provided in Article 6. In the event the Plan receives a Qualified Domestic Relations Order with respect to the Executive's interest in the Trust Fund, the following provisions shall apply:
    (a) The Committee shall promptly give written notification to the Executive and to the Alternate
         Payee of receipt of a domestic relations order and of Plan Qualification Procedures. The Committee shall then proceed with Qualification Procedures to determine whether the order is a Qualified Domestic Relations Order and shall notify the Executive and Alternate Payee (or the Alternate Payee's designated representative) of its determination.

    (b)  Disputed funds shall be disposed of as follows:

         (i) During the period in which the Qualification Procedures are in progress, the Committee shall separately account for any amounts which would be payable to an Alternate Payee if the domestic relations order is determined to be a Qualified Domestic Relations Order.

         (ii) If the order is determined to be a Qualified Domestic Relations Order within the 18-month period beginning on the date on which the first payment would be required to be made under the order, the Committee shall pay the amounts designated in the Order, together with earnings or losses, if required, to the Alternate Payee.

         (iii) If the Committee determines that the order is not a Qualified Domestic Relations Order, or if the 18-month period described in paragraph
                (i) above elapses and the qualification
                dispute has not been resolved, the Committee shall pay such amounts, together with earnings or losses, if required, to the persons who would have received the amounts if the order had not been issued.

         (iv) If an order is qualified after expiration of the 18-month period described in paragraph (i) above, payment of benefits to an Alternate Payee shall proceed prospectively and the Plan shall not be liable to an Alternate Payee for benefits attributable to the period prior to qualification.

    (c) The Committee shall obey a Qualified Domestic Relations Order requiring that benefits be paid to an Alternate Payee beginning on a date on or after the Executive's Earliest Retirement Age, even though the Executive does not have a Termination of Employment on that date.

    (d)  Payment of benefits pursuant to a Qualified Domestic
         Relations Order shall be made only as permitted under the Plan.

    (e) To the extent permitted by law and except as otherwise provided under a Qualified Domestic Relations Order, the Committee may, on a uniform basis, charge the reasonable and necessary expenses associated with the review of a domestic relations order and the implementation of a Qualified Domestic Relations Order as an expense of the Trust.

    11.3 Independent Fund. In the event St. Jude shall at any time go out of business, cease to exist, be dissolved, either voluntarily or involuntarily, or have a receiver or trustee in bankruptcy appointed for it, or be merged or consolidated into or with another company, no part of the Trust Fund created hereunder or the Executive's Beneficial Interest shall in any manner whatsoever be or become subject to the rights or claims of any of its creditors, but the Trust herein created from its inception shall be a separate entity, aside and apart from St. Jude and its assets, and except as provided in Section 6.2, St. Jude shall have no claim or right to repossess any part of the funds or properties of the Trust or of the income derived therefrom.

                                ARTICLE 12
           RIGHTS OF ST. JUDE TO AMEND, DISCONTINUE OR TERMINATE
    12.1 Amendment. Except as herein limited, prior to the date the Executive becomes fully vested in the Plan as provided in Article 6, the Board of Directors of St. Jude shall have the right to amend this Plan and Trust at any time to the extent necessary to satisfy the requirements of ERISA. Such amendment will be stated in an instrument in writing executed by St. Jude. Upon delivery of such instrument to the Trustee, this Plan and Trust shall be deemed to have been amended in the manner therein set forth, and the Executive shall be bound thereby; provided, however:
    (a) that no amendment shall increase the duties or liabilities of the Trustee without its written consent;

    (b) that no amendment shall have the effect of vesting in St. Jude any interest in or control over any of the funds or properties subject to the terms of the Trust;

    (c) that no amendment shall modify the vesting requirements hereunder; and

    (d)  that no amendment shall reduce the Executive's
         Beneficial Interest.

    From and after the date the Executive becomes fully vested in the Plan as provided in Article 6, the Plan and Trust shall not be amended except upon written agreement of both the Executive and the Board of Directors of St. Jude.
    12.2 Termination of Plan. This Plan shall continue indefinitely as a contractual obligation of St. Jude until such time as the purposes herein are accomplished, at which time the Plan shall terminate. From and after the date Executive becomes fully vested in the Plan as provided in Article 6, the Plan and Trust shall not be terminated except by written agreement of both the Executive and the Board of Directors of St. Jude.
    12.3 Termination of Trust. The term of the Trust herein created shall be for such time as may be necessary to accomplish the purposes set forth herein and in no event shall the term exceed the limits prescribed by the laws of the jurisdiction to which the Trust is subject. In the event such limit should be reached at any time, or for any reason, prior to the accomplishment of the purposes for which the Trust is created, the Trust shall be deemed to have terminated upon the attainment of such limit. The Board of Directors of St. Jude reserves the right to terminate the Trust at any time after the Executive's rights in the Plan are fully vested with the consent of the Executive, provided that all assets in the Trust Fund are distributed to the Executive and his Beneficiaries in the form of a nontransferable, noncancellable annuity contract.

                                ARTICLE 13
          SUCCESSOR EMPLOYER AND MERGER OR CONSOLIDATION OF PLANS
    13.1 Successor Employer. In the event of the dissolution, merger, consolidation or reorganization of St. Jude, provision may be made by which the Plan and Trust will be continued by the successor; and, in that event, such successor shall be substituted for St. Jude under the Plan. The substitution of the successor shall constitute an assumption of Plan liabilities by the successor and the successor shall have all of the powers, duties and responsibilities of St. Jude under the Plan.
    13.2 Merger and Consolidation. This Plan shall not be merged into or consolidated with, or the assets and liabilities of the Trust Fund transferred in whole or in part to another trust fund held under any other plan or deferred compensation plan maintained or to be established for the benefit of and other employees of St. Jude.

                                ARTICLE 14
                               MISCELLANEOUS
    14.1 Liability of St. Jude. All benefits payable under the Plan shall be paid or provided for solely from the Trust. Upon the deposit of funds into the Trust as provided in Section 4.1, St. Jude shall have no further responsibility for contributions or otherwise to provide for the Beneficial Interest of the Executive under this Plan and Trust. From and after the date the Executive becomes fully vested in the Plan in accordance with Article 6, St. Jude's authority under this Plan and Trust shall be limited to the enforcement of the limitations on distributions set forth in Article 7 and to approving the termination of the Plan and Trust upon satisfaction of all of its liabilities to Executive.
    14.2 Indemnification. St. Jude shall be responsible to comply with any and all applicable requirements of ERISA, including, but not limited to, all reporting and disclosure imposed upon the Employer during the term of the Plan and Trust, and St. Jude shall indemnify and hold harmless the Executive from any liability resulting from any act or omission by St. Jude as Employer in connection with the Plan and Trust. Executive shall indemnify and hold harmless St. Jude from any loss or liability arising out of ERISA or otherwise resulting from any act or omission of Executive required or permitted hereunder.
    14.3 No Guarantee of Employment. Nothing contained in this Plan and Trust shall be deemed to give the Executive the right to be retained in the employ of St. Jude or to interfere with the right of the Executive to terminate his employment with St. Jude at any time.
    14.4 Governing Law. This Plan and Trust shall be construed, administered, and governed in all respects under the laws of the State of Minnesota to the extent not preempted by federal law.
    14.5 Binding Effect. This Plan and Trust shall be binding upon and inure to the benefit of the heirs, personal representatives, successors and assigns of any and all of the parties hereto.

    IN WITNESS WHEREOF, St. Jude Medical, Inc. has caused the
St. Jude Medical, Inc. Supplemental Executive Retirement Plan and Trust to be executed by its officer, who has been duly authorized by its Board of Directors; Norwest Bank Minnesota, N.A. has executed this Plan and Trust and hereby accepts its appointment as Trustee; and Executive has executed this Plan and Trust, as of the Effective Date.


                        ST. JUDE MEDICAL, INC.

                        [signature]

                        By: Lawrence A. Lehmkuhl

                        Its Chairman of the Board


                        NORWEST BANK MINNESOTA, N.A.

                        [signature]

                        By Jeanne M. Whitehill

                        Its Assistant Vice President

                        [signature]

                        By Christine Kaehler

                        Its Vice President


                        EXECUTIVE:



                        Ronald A. Matricaria                 EXHIBIT A

             WRITTEN INVESTMENT POLICY PURSUANT TO SECTION 5.2



The general investment objectives for the Plan are:

1. To outperform inflation and to equal or exceed the total return of the Standard & Poor's 500 Index.

2. To establish a diversified investment portfolio consisting of equities, fixed income and cash investments that are diversified among securities and industries and are of acceptable quality and diversification.

3. To maximize the pretax return for the total portfolio within reasonable and prudent levels of risk.

The general philosophy for the investment program follows:

A. The investment program should achieve performance results over a full market cycle that compare favorably to major market indices.

B. A particular security class may underperform appropriate market indices in strong markets because of the need to maintain a moderate risk posture in both equity and fixed income investments.

C. The Plan should have better than average performance in a weak or declining market by outperforming appropriate market indices because it expects to avoid significant exposure to market declines.

D. There should be consistency of results allowing negative returns for both equities and fixed income assets so long as the appropriate market indices are also negative; provided, however, that the Plan in the aggregate should outperform appropriate market indices during periods of negative market results.

       SUPPLEMENTARY EXECUTIVE RETIREMENT PLAN AGREEMENT


     THIS AGREEMENT, between St. Jude Medical, Inc., a Minnesota corporation ("St. Jude") and Lawrence A. Lehmkuhl of St. Paul, Minnesota ("Mr. Lehmkuhl"), restating and superseding that certain Supplementary Executive Retirement Plan Agreement dated September 30, 1988, is made and entered into as of the 9th day of April, 1993.
     WHEREAS, St. Jude and Mr. Lehmkuhl entered into a Supplementary Executive Retirement Plan Agreement effective September 30, 1988 (the "1988 Agreement") to provide Mr. Lehmkuhl with a meaningful pension benefit upon his retirement, taking into account the benefits to which Mr. Lehmkuhl is otherwise due under St. Jude's qualified pension plan and other sources; and

     WHEREAS, Mr. Lehmkuhl intends to resign as an employee of St. Jude and assume the duties as Chairman of the Board of Directors of St. Jude, whereupon he would forfeit any benefits under the 1988 Agreement, unless St. Jude terminates the Agreement before such termination of employment or otherwise agrees to provide such benefit to Mr. Lehmkuhl; and

     WHEREAS, paragraph 12 of the 1988 Agreement reserved to St.
Jude the power to amend or terminate the Agreement at any time by action of its Board of Directors; and

     WHEREAS, St. Jude desires to continue to provide Mr. Lehmkuhl the benefits otherwise accrued under the 1988 Agreement at the time of his termination of employment and to restate and modify the 1988 Agreement as set forth herein.

     THEREFORE, pursuant to the authority reserved to St. Jude in paragraph 12 of the 1988 Agreement, the 1988 Agreement is hereby restated in it entirety to read as follows:


        1. Purpose. The purpose of this Agreement is to provide an unfunded deferred compensation for Mr. Lehmkuhl, who is a member of a select group of management employees of St. Jude as that term is used in the Employee Retirement Income Security Act of 1974, as amended in accordance with the terms of the 1988 Agreement.

        2. Definitions. The following capitalized terms shall have the meanings specified in this section:

     a. "Accrued Benefit" shall mean the amount payable to Mr. Lehmkuhl or his named beneficiaries, which represents the present value of Mr. Lehmkuhl's Pension Benefit less his Benefit Offset described in Section 3 discounted at an annual rate of 6% from his Normal Retirement Date to the date of the determination, as set forth on the attached Exhibit A.

     b. "Actuarial Equivalent" shall mean a lump sum amount payable as of Mr. Lehmkuhl's Normal Retirement Date based on reasonable mortality tables and interest rate consistently applied.

     c. "Benefit Offset" shall mean the sum of the following retirement benefits (including any death benefit payable upon the death of Mr. Lehmkuhl) expressed as:
          (i) $3,000, representing the accrued benefit under the American Hospital Supply Corporation Employee Pension Plan and any other deferred compensation plan of American Hospital Supply Corporation or its affiliates to which Mr. Lehmkuhl may be entitled; (ii) $3,476, representing the assumed life annuity value of the account balance under the St. Jude Medical, Inc. Retirement Savings Plan and Trust attributable to contributions other than Mr. Lehmkuhl's cash or deferred contributions or rollover contributions; and (iii) $1,806, representing the assumed Social Security benefits to which Mr. Lehmkuhl is entitled, whether or not Mr. Lehmkuhl is or has been receiving such benefits prior to age 65.

     d. "Normal Retirement Date" shall mean the date on which Mr. Lehmkuhl attains age 65.

     e. "Pension Benefit" shall mean $13,225, payable monthly during Mr. Lehmkuhl's life, beginning with the month Mr. Lehmkuhl attains his Normal Retirement Date, which amount represents 50% of Mr. Lehmkuhl's average monthly base salary for the 12 months prior to July 1, 1993.

     3. Retirement Pension Benefit. If Mr. Lehmkuhl attains his Normal Retirement Date, St. Jude shall pay to Mr. Lehmkuhl the Actuarial Equivalent of the Pension Benefit, less Mr. Lehmkuhl's Benefit Offset and less the cash surrender value owned by or transferred to Mr. Lehmkuhl (including any policy loans taken by Mr. Lehmkuhl) of any Policy maintained pursuant to that certain Split-Dollar Agreement dated September 30, 1988, as restated
April 9, 1993, together with the amount provided in Section 6. Such amount shall be payable in a single lump sum within 60 days following Mr. Lehmkuhl's attainment of his Normal Retirement Date. In the event the cash surrender value of such policy exceeds the Actuarial Equivalent of the Pension Benefit less the Benefit Offset, no payment shall be due hereunder.

     4. Pre-Retirement Death Benefit. In the event Mr. Lehmkuhl dies prior to his Normal Retirement Date, St. Jude shall pay to Mr. Lehmkuhl's named beneficiary or beneficiaries his Accrued Benefit as of the date of his death, less the cash surrender value owed by or transferred to Mr. Lehmkuhl (including any policy loans taken by Mr. Lehmkuhl) of any Policy maintained pursuant to that certain Split Dollar Agreement dated September 30, 1988, as restated April 9, 1993. The Pre-Retirement Death Benefit shall be payable in a single lump sum within 60 days following Mr. Lehmkuhl's date of death.

     5. Designation of Beneficiary. Mr. Lehmkuhl may designate a beneficiary or beneficiaries and may change such designation at any time by written notice to St. Jude in the form attached hereto, which shall be effective only upon receipt by St. Jude. In the event Mr. Lehmkuhl fails to name a beneficiary, or if any and all designated beneficiaries have predeceased Mr. Lehmkuhl, payment of any benefits shall be made to Mr. Lehmkuhl's spouse, if living, otherwise to Mr. Lehmkuhl's surviving children in equal shares, and if no spouse or children survive Mr. Lehmkuhl, to the executor or administrator of Mr. Lehmkuhl's estate.

     6. Additional Payment for Taxes. In addition to the amount payable under Sections 3 or 7 of this Agreement, St. Jude shall pay to Mr. Lehmkuhl such additional compensation as is necessary, after taking into account all federal, state and local taxes payable by Mr. Lehmkuhl as a result of the receipt of such additional compensation, such that the payment received under Sections 3 or 7 represents an after tax amount.

     7. Merger, Consolidation or Sale of Assets. In the event of a merger, consolidation or sale of substantially all of the assets of St. Jude where St. Jude is not the surviving corporation, Mr. Lehmkuhl's Accrued Benefit shall be immediately payable to Mr. Lehmkuhl in a lump sum within 60 days of the effective date of such merger, consolidation or sale of assets, together with the amount provided in Section 6; provided that such tax payment shall never exceed the tax otherwise payable at Normal Retirement Age as if this Agreement had continued in effect until such date.

     8. Assignment of Benefits. Neither Mr. Lehmkuhl, nor his spouse or beneficiary may assign or alienate the benefits payable under this Agreement, whether voluntary or involuntary, or directly or indirectly.

     9. No Funding. This Agreement shall not be funded by St. Jude and neither Mr. Lehmkuhl, his spouse nor beneficiaries shall have any right, title, or interest in any of St. Jude's assets or have any greater rights than an unsecured general creditor of St. Jude in any respect with regard to benefits payable under this Agreement.

     10. Claims and Arbitration Procedure. The Board of Directors of St. Jude shall make all determinations concerning rights to benefits under this Agreement; provided that the Chairman shall not participate in any matter before the Board regarding this Agreement. Any decision by the Board of Directors of St. Jude denying a claim by Mr. Lehmkuhl for benefits under this Agreement shall be stated in writing and delivered or mailed to Mr. Lehmkuhl (or beneficiary). Such decision shall set forth the specific reasons for the denial, as well as specific reference to the provisions of this Agreement upon which denial is based. In addition, St. Jude shall afford a reasonable opportunity to Mr. Lehmkuhl (or his beneficiary) for a full and fair review of the decision denying such claim, provided that such request for a review is received by St. Jude within 60 days of the date of receipt of such denial.

     If any claim arising under this Agreement is not resolved under the preceding paragraph or any other dispute arises under the terms of this Agreement, the Board of Directors of St. Jude and Mr. Lehmkuhl agree to submit the claim or dispute to arbitration proceedings held in accordance with the rules of the American Arbitration Association. Judgment upon the award rendered by the arbitrators may be entered in any court having jurisdiction thereof. Pending final resolution of the dispute, St. Jude and Mr. Lehmkuhl shall continue to comply with the provisions of this Agreement not in dispute. The expenses of the arbitration shall be borne equally by the parties to the arbitration, provided that each party shall pay for and bear the costs of its own experts, evidence and legal counsel. Such arbitration shall be held in Minneapolis, Minnesota.

     11. Amendment and Termination. St. Jude may amend and may terminate this Agreement at any time by the action of its Board of Directors in the event of a change in the laws providing for the deferral of income taxes on amounts deferred under this Agreement. Any amendment to or termination of this Agreement shall not decrease the obligations of St. Jude to pay a benefit equal to the benefit that would have been provided to Mr. Lehmkuhl upon his Normal Retirement Date, and further provided that upon termination of this Agreement, the Board of Directors of St. Jude may, in its sole discretion, pay to Mr. Lehmkuhl his Accrued Benefit at time of the termination of this Agreement.

     12. Construction of Agreement. This Agreement shall be construed according to the laws of the State of Minnesota.

     IN WITNESS WHEREOF, St. Jude has caused this Agreement, which restates and supersedes the 1988 Agreement, to be executed on behalf of the corporation and Mr. Lehmkuhl has executed this Agreement as of the day and date first above written.

                              ST. JUDE MEDICAL, INC.

                              By Thomas H. Garrett III

                              Its Secretary




                              ___________________________
                              Lawrence A. Lehmkuhl


                      CALCULATION OF ACCRUED BENEFIT
                       AND DEATH BENEFIT UNDER SERP





Calendar Year            Accrued Benefit Under
                              SERP Agreement

1993                             $371,275


1994                              393,552


1995                              417,165


1996                              442,194


1997                              468,726


1998                              496,850


1999                              526,661


2000                              558,260


2001                              591,756


2002                              627,261


                          ST. JUDE MEDICAL, INC.

                        DESIGNATION OF BENEFICIARY


     Pursuant to the terms of an Executive Supplemental Retirement Agreement, dated April 9, 1993, between St. Jude Medical and Lawrence A. Lehmkuhl, I hereby designate the following beneficiary(ies) to receive any payments which may be due under such Agreement after my death:

Primary Beneficiary

1.   [  ] My spouse, ______________________________________, if my spouse survives me.

2. [ ] My descendants, per stirpes, who survive me. (The share of a deceased child will be distributed to the deceased child's children.)

3. [ ] My children who survive me in equal shares. (The children of a deceased child will not be entitled to their parent's share.)

4.   [  ] Other:
          _______________________________________________________________
                    Name                          Relationship

Contingent Beneficiary(ies)

          ---------------------------------------------------------------
                    Name                          Relationship

          ---------------------------------------------------------------
                    Name                          Relationship

     The Primary Beneficiary named above shall be the designated beneficiary referred to in Article 4 of said Agreement if he or she is living at the time a death benefit payment thereunder becomes due and payable, and the Contingent Beneficiary named above shall be the designated beneficiary referred to in
Article 4 of said Agreement only if he or she is living at the time a death or retirement benefit payment becomes payable and the Primary Beneficiary is not then living.

     Upon acknowledgement by St. Jude this designation hereby revokes any prior designation which may have been in effect.

                              Date:______________________________


_______________________________    ______________________________
     (Witness)                     Lawrence A. Lehmkuhl


       Acknowledged By:            ______________________________
                                   Title

Received By (Company Use Only):    ______________________________

  ST. JUDE MEDICAL, INC.
  MANAGEMENT INCENTIVE COMPENSATION PLAN

  MANAGEMENT INCENTIVE COMPENSATION PLAN

  The Management Incentive Compensation Plan
  (MICP) is designed to reward management for achieving annual performance goals. MICP intents include:

    Reinforce strategically important
       operational objectives

    Establish stretch goals related to
       profitability, and

    Provide additional compensation based on achieving significant company, division, organizational unit and individual goals

  The Plan serves St. Jude's interests by
  motivating its management and providing annual compensation opportunities which are comparable to those found among similar organizations within the industry.


  1994 CHANGES

  The MICP contains several changes for 1994 which are detailed in later sections of this document. These changes include:

    Incorporating the Technical Incentive
       Compensation Plan (TICP) into the MICP

    Establishing the lowest level of Plan
       eligibility at grade levels A15 and E15

    Assigning performance measures which are most directly within participants' control

    Calculating MICP awards by adding results from each performance measure rather than multiplying results across performance measures

    For 1994, setting 10% of payout aside
       subject to president/ CEO discretion

    Redefining base salary as annual base
       compensation paid during the Plan year,
       excluding commissions, special awards,
       bonuses, and perquisites.

  PLAN SUMMARY

  Individual MICP awards for division
  participants are based on achievement of corporate earnings per share (EPS), division income before taxes (IBT), and local/individual performance objectives (MBO).
  Individual MICP awards for corporate
  participants are based on achievement of corporate EPS and individual performance objectives.

  Awards are calculated and distributed during the first quarter of the subsequent year following Audit Committee approval of year end results and subject to approval by the president/CEO, the Compensation Committee of the Board and the Board of Directors.

  Funding for the Plan is based on percent of corporate EPS goal achieved. The president/CEO and the Compensation Committee of the Board set the corporate EPS target annually based on the Company's operating plan, subject to approval by the Board of Directors.


  TARGET AWARD LEVELS

  Target award levels vary by participant grade
  level. Award levels range from 20% of base
  salary at the A15/E15 level to 50% of base
  salary at the A24 level,   and 100% for the
  president/CEO.

  MANAGEMENT INCENTIVE COMPENSATION PLAN
       TARGET AWARD LEVELS

  Grade Level   Management Group        Percent of Base
  -----------------------------------------------------
  A26            President/CEO             100%
  A24            Officers                   50%
  A20-A22        Officers                   40%
  A18-A19        Officers/Directors         30%
  E/A16-E/A17    Directors/Managers         25%
  E/A15          Managers                   20%


  In the event that performance measures are exceeded, awards may exceed the above-stated target award levels. Such overachievement awards will be based on a percentage of the participants' bonus to a maximum of 25% of the bonus.

  PERFORMANCE MEASURES

  The Plan uses three performance measures to determine MICP awards:
  corporate EPS, division IBT, and
  local/individual performance objectives.

  The Plan assigns performance measures which are most directly within participants' ability to influence them.
  For example, division presidents directly impact division performance which in turn impacts the consolidated results of the Company. Division presidents, therefore, have been assigned MICP performance measures which are exclusively tied to corporate and division results. Corporate participants directly impact overall corporate results and, therefore, have performance measures largely based on corporate EPS. Performance measures for division participants, including country managers, are largely based on division and local/individual performance objectives.

  PERFORMANCE MEASURES & WEIGHTS
    BY ORGANIZATIONAL LEVEL

                CORPORATE       DIVISION        LOCAL/INDIVIDUAL
                Earnings Per    Income Before   Performance
Levels:         Share (EPS)     Taxes (IBT)     Objectives
- -----------------------------------------------------------------
CEO               100%             -                 -

Division
 Presidents        50%             50%

Corporate
 Participants      70%             -                 30%

Division
 Participants      30%             40%               30%

Country
 Managers          20%             30%               50%


INDIVIDUAL OBJECTIVES

  Corporate EPS and division IBT goals are established prior to the start of each Plan year by the president/CEO, the Compensation
  Committee of the Board, and the Board of Directors.

  The process for setting participants'
  local/individual performance objectives
  begins with the operating plan as approved by the Board of Directors. Based on the operating plan, the president/CEO provides direct staff with annual objectives for application within their specific functional area. All MICP participants will incorporate these objectives to the extent they apply in their functional area. The six-to-seven most essential individual performance objectives are listed on the 1994 Local/Individual Performance
  Objectives form (see Appendix A) and submitted for approval to the division president and/or the president/CEO.

  Once approved, objectives are reviewed
  quarterly to ensure milestones are met and any changes are reviewed by the president/CEO. The year-end achievement level for local/individual performance objectives must be approved by the division president or corporate vice presidents, with final approval by the president/CEO.

  ELIGIBILITY

  Employees in grade level 15 and above
  positions as of January 1 of the Plan year are eligible to participate in MICP, subject to president/CEO approval. New employees hired into grade level 15 and above positions after January 1 but before October 1 of the Plan year are eligible to participate on a pro rata basis.
  Current employees promoted into grade level 15 and above positions between January 1 and October 1 of the Plan year will be eligible to participate, or participate at a higher level, on a pro rata basis.

  Individuals hired or promoted into grade level
  15 and above positions after October 1 of the Plan year will be ineligible for participation during the remainder of the Plan year.

  FURTHER INFORMATION

  This information summarizes the Management
  Incentive Compensation Plan. It is not
  intended to be an all inclusive document. The
  Compensation Committee of the Board and the Board of Directors has final discretion on all employee incentive programs.

  If you have any questions regarding this Plan, please contact the division human resource manager or Corporate Compensation.

  DEFINITION OF TERMS

  The following terms as used in the Plan shall have the meaning as set forth below:

  PERFORMANCE MEASURES - Performance measures for corporate EPS, division IBT and local/individual performance objectives are based on the operating plan. The Board may amend the performance measures to reflect material adjustments in or changes to the Company's accounting policies; to reflect changes due to foreign currency translations, to reflect material corporate changes such as mergers, acquisitions, or divestitures; and to reflect such other events having a material impact on the performance measures.

  BASE SALARY - Annual base compensation paid during the Plan year, excluding commissions, special awards, bonuses, and perquisites.

  PARTICIPANT - Any employee or position which shall have been designated by the Board as a participant in the Plan for the year or during the year.

  ELIGIBILITY - If a management position is qualified to participate in the MICP, individuals will be eligible on January 1 of the Plan year. Any individuals hired or promoted into an MICP position on or before October 1 of the Plan year shall be eligible to participate on a pro rata basis effective with the date in which the individual is hired or promoted. Individuals hired or promoted into an MICP position after October 1 will not be eligible to participate in the Plan until the following year.

  PLAN YEAR - Shall mean the fiscal year of the corporation.

  FUNDING - Funding levels are determined by percent of corporate EPS goal achieved.

  AWARDS - The actual amount to be paid to a participant based upon achievement of corporate, division and local/individual performance objectives (as applied).

  TARGET AWARD LEVELS - The percent of base salary for which a participant is eligible, based on grade level. For instance, an A15 participant is eligible for a 20% target award.

  OVERACHIEVEMENT AWARDS - Achievement in excess of 100% of Corporate EPS and division IBT performance measures may qualify the participant for an additional award based on a percentage of the normal award.

  DESIGNATION OF PARTICIPANTS - The minimum level of MICP eligibility is at grade level
  A15 or E15. Each eligible employee at grade 15 or above shall be furnished with a copy of the Plan as it applies to him/her and shall be notified of the level of incentive for which he/she is eligible.


  PAYMENT OF AWARDS - Individual awards will not be paid until the president/CEO and Compensation Committee of the Board of Directors approve each participant's individual award and the Audit Committee approves year-end results.

  PROMOTIONS - Awards for individuals promoted to either a higher level MICP position or from a non-MICP position to an MICP position prior to October 1 of the Plan year will be pro-rated effective the day in which the individual is promoted into the new position.

  DEMOTIONS - For individuals demoted from one
  MICP level position to another, the lower MICP level will be effective the day in which the demotion occurs. For individuals demoted into a non-MICP position, MICP award will be pro-rated based on the length of time in the MICP position.

  TERMINATION OF EMPLOYMENT - In the event that any participant shall cease to be a full-time employee during any year in which s/he is participating in the Plan, such participant shall be entitled to receive no incentive compensation for such Plan year. If s/he terminates after the Plan year, but prior to the award payment, payment is at the discretion of the president/CEO.

  AMENDMENT OF THE PLAN - The Board, may, from time to time, make amendments to the Plan as it believes appropriate and may terminate the Plan at any time, provided that no such amendment or termination will affect the right of any participant to receive incentive compensation in accordance with the terms of the Plan for the portion of any year up to the date of the amendment or termination.

  MISCELLANEOUS - Nothing contained in the Plan shall be construed to confer upon any employee any right to continue in the employ of the Company or the Company's right to terminate his/her employment at any time.

 1994 MICP PERFORMANCE MEASURES

  CORPORATE

  Corporate performance funds MICP awards. The award level for the president/CEO is 100% based on Corporate performance. Corporate performance impacts MICP awards for other participants as follows: division presidents
  (50%), division participants (30%), corporate participants (70%), and country managers
  (20%).

           1994 CORPORATE PERFORMANCE
          (YEAR-END EARNINGS PER SHARE)

  Percent of                        Funding
Goal Achieved                      Percentage
- -------------                      ----------
  110%                                115%
  108%                                110%
  106%                                105%
  104%                                100%
  103%                                 95%
  102%                                 90%
  101%                                 85%
  100%                                 80%
   99%                                 79%
   98%                                 75%
   97%                                 70%
   96%                                 60%
   95%                                 55%
   94%                                 50%
                                        0%
Under the 1994 program, payment of 10% of a participant's target award will be subject to the president/CEO discretion.

  LOCAL/INDIVIDUAL PERFORMANCE OBJECTIVES

  Division and corporate participant MICP awards are 30% based on local/individual performance.
  Country managers MICP award is 50% based on local country performance.

   1994 LOCAL/INDIVIDUAL PERFORMANCE
LOCAL/INDIVIDUAL PERFORMANCE OBJECTIVES

   Percent of                        Award
Measure Achieved                   Percentage
- ----------------                   ----------
      100%                            100%
       99%                             99%
       98%                             98%
       97%                             97%
       96%                             96%
       95%                             95%
       94%                             94%
       93%                             93%
       92%                             92%
       91%                             91%
       90%                             90%
     85%-89%                           85%
     80%-84%                           80%
      <80%                              0%

  DIVISION GOALS

  Division performance directly impacts
  corporate EPS. Division presidents have 50% of their MICP award based on division performance, other division participants have
  40% of their MICP award based on division performance, and country managers have 30% of their MICP award based on division performance.

1994 ST. JUDE MEDICAL DIVISION
INCOME BEFORE TAXES (IN THOUSANDS)

  Percent of                         Award
Measure Achieved                   Percentage
- ----------------                   ----------
      110%                            115%
      108%                            110%
      106%                            105%
      104%                            100%
      103%                             95%
      102%                             90%
      101%                             85%
      100%                             80%
       99%                             79%
       98%                             75%
       97%                             70%
       96%                             60%
     91-95%                            55%
     85-90%                            50%
    Under 85%                           0%

   1994 CARDIAC ASSIST DIVISION
INCOME/LOSS BEFORE TAXES (IN THOUSANDS)

 Percent
 Measure                             Award
 Achieved                         Percentage
- ----------------                  ----------
      307%                            115%
      276%                            110%
      245%                            105%
      215%                            100%
      184%                             95%
      153%                             90%
      123%                             85%
      100%                             80%
       50%                             75%
        0%                             70%
     -150%                             65%
     -200%                             60%
  Under -200%                           0%


    1994 ST. JUDE MEDICAL INTERNATIONAL DIVISION
     INCOME BEFORE TAXES (IN THOUSANDS)

   Percent of                        Award
Measure Achieved                   Percentage
- ----------------                   ----------
      110%                            115%
      108%                            110%
      106%                            105%
      104%                            100%
      103%                             95%
      102%                             90%
      101%                             85%
      100%                             80%
       99%                             79%
       98%                             75%
       97%                             70%
       96%                             60%
     91-95%                            55%
     85-90%                            50%
   Under 85%                            0%


        ESTABLISHMENT OF 1994 INDIVIDUAL PERFORMANCE OBJECTIVES

   In establishing individual performance objectives, the following guidelines should be used:

   Each objective should be concise, clear and measurable (based on time, cost, and task accomplishment)

   Each objective should be a precise, written statement which is discussed and agreed upon by the individual and manager

   Individual objectives should measure accomplishment and not effort

   Individuals should normally have 6-to-7 objectives in total


Before receiving an MICP award, it will be necessary for immediate managers to:

         Submit written measurable objectives using the attached format prior to commencement of the Plan year (or two weeks after receipt of this material) to the division president and/or the president/chief executive officer for review and approval

         Submit a documented quarterly evaluation of results against established objectives to the division president and/or the president /chief executive officer by the second Monday following each calendar quarter closes

         Any modifications or adjustments to the original objectives must be reviewed by the participant and his/her manager and then submitted to the division president or the president/chief executive officer for their respective approvals

         Submit the final year-end results against objectives by January 9, 1995, to the division president and the president/chief executive officer for their respective approvals

         All proposed MICP awards will be reviewed for approval by the Compensation Committee of the Board of Directors


                        ACKNOWLEDGEMENT


             1994 MANAGEMENT INCENTIVE COMPENSATION PLAN


This is to acknowledge that I have read and understand the terms and conditions of the attached Management Incentive Compensation Plan for the 1994 Plan year.


         NAME:   __________________________________

         DATE:    ___________________________________


                                                                    EXHIBIT 11
                  ST. JUDE MEDICAL, INC. AND SUBSIDIARIES
                        YEAR ENDED DECEMBER 31, 1993
                EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE

                                                  Year Ended December 31

                                        1993              1992              1991
PRIMARY
  Average shares outstanding          46,963,158        47,521,510        47,179,168




  Net  effect  of  dilutive  stock
  options, based on the
  treasury stock method using
  average market price                   259,195           409,525           889,649

        TOTAL                         47,222,353        47,931,035        48,068,817

  Net Income                        $109,643,072      $101,658,327       $83,967,877

  Earnings Per Share                       $2.32             $2.12             $1.75


FULLY DILUTED
  Average shares outstanding          46,963,158        47,521,510        47,179,168

  Net  effect  of  dilutive
  stock  options, based on the
  treasury   stock  method
  using  year-end market price,
  if higher than average market price    278,523           424,167           906,571


        TOTAL                         47,241,681        47,945,677        48,085,739

  Net Income                        $109,643,072      $101,658,327       $83,967,877

  Earnings Per Share                       $2.32             $2.12             $1.75







ST. JUDE MEDICAL, INC.

                                                                          1993
                                                                        Annual
                                                                        Report

                                                                     Leader in
                                                                       Quality
                                                                  Products for
                                                                    Tomorrow's
                                                                   Health Care

                                                                        [photo]

Table of Contents




Financial Highlights                             1
Letter to Shareholders                           2
Q&A with the CEO                                 4
Review of Operations                             6
Mission Statement                                16
Management's Discussion and Analysis             17
Report of Management                             21
Report of Independent Auditors                   21
Consolidated Financial Statements                22
Notes to Consolidated Financial Statements       26
Ten-Year Summary of Selected Financial Data      30
Directors and Officers                           32
Investor Information                             33


ABOUT THE COMPANY St. Jude Medical, Inc. is a multinational manufacturer and marketer of the world's leading mechanical heart valve. The Company serves physicians worldwide with the highest quality medical devices for cardiovascular applications. Since the introduction of the St. Jude Medical(R) mechanical heart valve in 1977, more than 500,000 have been successfully implanted. St. Jude Medical is headquartered in St. Paul, Minnesota, and has operations in Chelmsford, Massachusetts; St. Hyacinthe, Canada; Caguas, Puerto Rico; and Brussels, Belgium; as well as sales and service offices throughout the United States, Japan and Europe. The Company's products are sold in more than 75 countries and its customers include more than 1,500 open heart centers worldwide. At December 31, 1993, St. Jude Medical employed 722 people in 11 countries.

St. Jude Medical, Inc. common stock is traded on the over-the-counter market's National Market System under the symbol STJM. Listed options are traded on the Chicago Board Options Exchange under the symbol SJQ.

OUR PRODUCTS

*St. Jude Medical(R) mechanical heart valve.

*St. Jude Medical(R) mechanical heart valve
 Hemodynamic Plus series.

*BioImplant(R) tissue heart valve.

*Toronto SPVtm tissue heart valve.

*BiFlex(tm)annuloplasty ring.

*Collagen-impregnated aortic valved graft.

*Model 700 intra-aortic balloon pump system.

*RediFurl(R), RediGuardtm and TaperSeal(R) intra-aortic balloon catheters.

*Lifestream(R) centrifugal pump system.

*Isoflow(R) centrifugal pump.

THE COVER: JUDI GAVIN OF PRINCETON, NEW JERSEY What difference has a St. Jude Medical(R) mechanical heart valve made in the life of Judi Gavin, 41-year-old competitive A level tennis player, certified scuba diver and skier?

"I now feel like I have a Maserati engine in a Yugo body," Gavin says. She was born with congenital aortic stenosis, a narrowing of the aortic valve. When she was a child, her condition was discovered by her father, Angelo Migliori, M.D., now a retired cardiologist -- and his daughter's frequent tennis partner.

Despite shortness of breath, Gavin developed an extremely active lifestyle. But her condition progressively worsened, forcing her to have surgery to replace her aortic valve at age 35.
Gavin recalls: "I was concerned about the effects a St. Jude valve would have on my life. But knowing what I know now, I'd have had the surgery years before I did. I feel better than I ever have. Four months after my surgery, I won the tennis tournament at my club for the third consecutive year. I can still scuba dive to depths of 90 feet. And I love to ski from the top of a mountain to the bottom without stopping, which I could never do before. I've also taken up aerobic exercises."

Gavin works full time as a manager in IBM's Latin America organization. She volunteers with the Women's Heart Research Foundation, from whom she received the 1993 Ambassador Award. She has written and plans to publish a book for children with serious illnesses.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share amounts)



Year ended December 31                    1993        1992       % Change

INCOME STATEMENT
Net sales                                $252,642    $239,547      5
Operating profit                          131,288     122,258      7
Net income                                109,643     101,658      8
Earnings per share                           2.32        2.12      9
PROFIT MARGINS
Gross                                        75.7%       74.8%
Operating                                    52.0        51.0
Net                                          43.4        42.4
BALANCE SHEET
Cash and marketable securities           $368,991    $338,690      9
Property, plant and equipment, net         47,185      35,433      33
Total assets                              526,817     469,750      12
Shareholders' equity                      484,241     429,039      13
FINANCIAL CONDITION
Current ratio                              11.0/1      10.8/1
Shareholders' equity to total
liabilities                                11.4/1      10.5/1
Return on average net operating assets       68.2%       75.0%


 Net Sales              Operating Profit        Net Income              Earnings Per Share
(Dollars in millions)   (Dollars in millions)   (Dollars in millions)   (In dollars)
$260                        $140                    $120                $2.40
195                          105                      90                 1.80
130                           70                      60                 1.20
65                            35                      30                  .60
89 90 91 92 93               89 90 91 92 93          89 90 91 92 93     89 90 91 92 93

[photo]
Ronald A. Matricaria
President and Chief Executive Officer

[caption]: "We have an ambitious but achievable vision for St. Jude Medical to become a globally significant medical device company built on several major technology platforms, including our heart valve business."

TO OUR SHAREHOLDERS

St. Jude Medical accomplished a great deal in 1993's tumultuous health care environment. Most significantly, we moved decisively to set the stage for diversification so that we can achieve improved future growth and maximize long-term shareholder value.

Through diversification, we can mitigate risks associated with reliance on a single product line and fuel our growth. After many months of work, we have developed St. Jude Medical's first comprehensive diversification strategy, which will guide us to swift and intelligent action with regard to appropriate opportunities.

During 1993, we also strengthened our world leadership position in the mechanical heart valve business and achieved record financial performance. We are continuously improving and strengthening our core business to become the most innovative and efficient company in all facets of the heart valve market.

RECORD FINANCIAL PERFORMANCE During 1993, sales grew to $252.6 million, up
5.5 percent from $239.5 million in 1992. Net income reached $109.6 million, an increase from the year-earlier level of $101.7 million. Earnings per share totaled $2.32 versus $2.12 for 1992, an increase of 9.4 percent. Our 1993 first half year-over-year income statement comparisons were very favorable. However, during the third and fourth quarters, sales and earnings felt the impact of foreign currency exchange rate changes, increasing worldwide competition and reduced domestic market demand.

Our gross margin continued to improve, moving from 74.8 percent in 1992 to
75.7 percent in 1993, as we increased manufacturing efficiency in both our St. Jude Medical and Cardiac Assist divisions. Net after-tax margin reached
43.4 percent, up from 42.4 percent in 1992. Our vertical integration strategy continued to unfold as we reduced reliance on our major outside supplier and completed construction of a new, highly efficient manufacturing plant. Under the contract with our supplier, we will have the opportunity by 1999 to be completely self-sufficient in producing the main components for the St. Jude Medical(R) mechanical heart valve.

St. Jude Medical's strong balance sheet offers us considerable opportunity and financial flexibility to achieve our diversification objectives. At the end of 1993, cash totaled $369.0 million, or 70 percent of total assets of $526.8 million. We have no debt. During the year, we repurchased 1.2 million shares of the Company's stock for a total of 1.4 million shares repurchased since 1992. We continued to pay a $.10 per share quarterly cash dividend.

CORE BUSINESS ACHIEVEMENTS During 1993, we were pleased with strong market acceptance of our new Hemodynamic Plus (HP) mechanical heart valve. We made significant progress in tissue valve products -- our single greatest opportunity to accelerate growth in the heart valve business. The initial human implants of the tissue valve developed by The Heart Valve Company, our 50-50 joint venture with Hancock Jaffe Laboratories, are planned for the first half of 1994 in Europe. We continue to make excellent progress in international marketing of the Toronto SPVtm (Stentless Porcine Valve) and we recently received Food and Drug Administration (FDA) approval to enter clinical trials in the United States with this product.

St. Jude Medical's Cardiac Assist Division is investing in new products to increase worldwide market share. In 1993, we introduced a new intra-aortic balloon catheter, the RediGuardtm 2.0, which we believe is the best on the market today.

1994 GOALS During 1994, we will continue to build our core heart valve business and effectively deal with increased competition. We are thoroughly prepared, from both product superiority and marketing perspectives, to meet our biggest competitive challenge this year -- the U.S. market entry of mechanical valve manufacturer, CarboMedics, Inc.

We will become more efficient, focusing in 1994 on bringing our new heart valve component manufacturing facility on line and beginning the FDA qualification process. We will continue to research, develop and introduce new products and would expect to achieve international market share gains. We plan a 1994 international introduction of a new rotatable mechanical heart valve, which surgeons prefer in certain cases.

We also will move forward aggressively to implement our diversification strategy.

THE FUTURE We have an ambitious but achievable vision for St. Jude Medical to become a globally significant medical device company built on several major technology platforms, including our heart valve business. In the near term, we seek one technology platform with a fully developed world leadership capability, and another representing an emerging technology with potential for eventual market leadership. Over the next several years, we will create shareholder value through diversification and by investing in research and development, vertical integration and new service and distribution capabilities.

Much of our future growth will come from acquisitions, joint ventures, research and development partnerships, and investments in technology-based companies. During 1993, we invested in InControl, Inc. of Redmond, Washington, which is developing a product to treat atrial fibrillation. We also signed a license and supply agreement with California-based Telios Pharmaceuticals, Inc., which has developed biocompatible product coatings designed to improve tissue ingrowth. We recently made an investment in Advanced Tissue Sciences, Inc. of La Jolla, California, and separately signed an agreement to pursue the joint development of tissue engineered heart valves.

A WORD OF THANKS We would like to extend our sincere thanks to William G. Hendrickson, who retired from our Board of Directors in July 1993 after 12 years as chairman. Dr. Hendrickson provided us with strong leadership and insight during a period of tremendous growth and profitability.

The gold standard we carry into the future is our core heart valve business, which has lengthened and improved the lives of more than 500,000 people. We look forward, with you, to an exciting future of growth and change for St. Jude Medical.

Sincerely,
[signature]
RONALD A. MATRICARIA
President and Chief Executive Officer
[signature]
LAWRENCE A. LEHMKUHL
Chairman of the Board

March 15, 1994

[photo]
[caption]: Lawrence A. Lehmkuhl
Chairman of the Board

[photo]
[caption]: "I support the concept of managed competition and the idea that competitive forces should be allowed to work freely. However, I do not believe that the government should be the nation's health care manager."

               HEALTH CARE REVOLUTION: Q&A WITH RON MATRICARIA

In March 1993, St. Jude Medical's Board of Directors named Ronald A. Matricaria to the position of president and chief executive officer, assigning him the responsibility for leading the Company to a new level of growth and prosperity.

Prior to joining St. Jude Medical, Mr. Matricaria spent 23 years with Eli Lilly and Company. He most recently was executive vice president of the Pharmaceutical Division and president of North American Operations. He brings significant medical device and international marketing experience through his previous positions as president of the company's Medical Device Division and president of Lilly International. Under his leadership, Eli Lilly's medical device sales grew from several hundred million dollars to more than $1 billion. Previously, Mr. Matricaria was president and CEO of Cardiac Pacemakers, Inc., a wholly owned Eli Lilly subsidiary.

Q: What are the major changes taking place in the health care industry, and how will they affect investors?

A: First, it is important to realize that we are in the midst of a revolution in the way health care products and services are delivered and purchased. These changes are taking place not only here in the United States but in a number of major countries around the world.

Change is underway, and no investor should believe that we will return to business as usual. In the United States, health care reform is a major political issue as well as a budgetary one. While we continue to have the best health care system in the world, it does need some constructive reform. Health care inflation clearly has started to slow, but the overall expenditure level is still too high as a percentage of our country's gross domestic product. As a health care consumer, I have concerns about whether the best quality care will be available to my family in a few years. And I am concerned that we retain incentives that encourage our best and brightest young people to continue to become health care professionals.

Q: Specifically, what are your views on the Clinton Administration's health care reform plan?

A: As a citizen, taxpayer and medical company CEO, I support the concept of managed competition and the idea that competitive forces should be allowed to work freely. However, I do not believe that the government should be the nation's health care manager.

Details of the Clinton proposal indicate that more than 10 percent of the budget would be used to pay for additional bureaucracy -- a national health care board, health care alliances, approved health planning, regional health care committees and more. I clearly think the administration is on the wrong track in terms of the specific legislation they are recommending.

Having said that, I think our elected representatives are having a significant impact on changes that are underway simply by continuing to talk about reform.

[photo]

[photo]

Q: What trends and changes do you anticipate for your specific segment of the market -- medical devices for cardiovascular applications?

A: Among the changes already in process are shifts in buying patterns, industry consolidation, increased competition and pricing pressures worldwide and a changing regulatory environment that requires new partnership efforts between medical device companies and the FDA. Perhaps the single most important change is a greater demand for data that will prove our products are cost-effective. St. Jude Medical's pricing philosophy is in line with these trends, and we are holding our price increases well below many measures of health care inflation.

We are working on many fronts to build value for our shareholders within the context of these changes. It is important to note that medical devices account for only a few cents of every health care dollar. We are not one of the health care system's problems; we are part of the solution in that we provide proven medical devices which save and enhance lives in a cost-effective manner.

Q: How is St. Jude Medical positioned to succeed in this environment?

A: For several reasons, I believe we are well-positioned for any post-reform environment.

First, all of our products are life sustaining or life enhancing. Second, our heart valve product line is recognized as the standard of excellence in the industry. We are the cardiovascular surgeon's first, and many times only, choice. Third, the valve itself represents just a small percentage of the total cost of a heart valve replacement procedure; over the next several years, we will continue to improve our cost competitiveness. Fourth, the number of cardiovascular procedures will continue to increase because the worldwide population is aging and cardiovascular disease remains the leading cause of death in the United States and Europe. In addition, universal coverage may soon provide all consumers with insurance to cover such procedures.

These reasons are connected to our markets and our products. Looking inside the Company, we are confident because we have assembled an experienced, talented and dedicated team of employees and have developed a sound strategic framework for diversification and future growth. We have tremendous financial strength and are recognized for our unparalleled product quality and clinical documentation, which will be increasingly important in the future.

The bottom line is that we have the ability and commitment to diversify and continuously improve to stay ahead and take advantage of change.

[photo]

[caption]: "We are working on many fronts to build value for our shareholders within the context of these changes. . . we provide proven medical devices which save and enhance lives in a cost-effective manner."

REVIEW OF OPERATIONS

[photo]

[caption]: St. Jude Medical(R) mechanical heart valve Hemodynamic Plus series

[photo]

[caption]: Collagen-impregnated aortic valved graft

Strengthening Leadership in Our Core Heart Valve Business In 1977, we began marketing the St. Jude Medical(R) mechanical heart valve to cardiac surgeons who treat patients needing valve replacement for a wide range of heart conditions. For more than 16 years, our original bileafet pyrolytic carbon coated valve has set the industry standard and is the cardiovascular surgeon's first choice in mechanical heart valves.

Today's worldwide market for prosthetic heart valves is approximately $500 million, with 4 to 5 percent annual unit growth. We feel we have the superior product in the market and through product additions and enhancements, as well as increasing distribution through a direct sales force, St. Jude Medical has steadily increased its market share to the current level of 48 percent of the worldwide heart valve market.

During 1993, we were pleased to achieve excellent acceptance of our Hemodynamic Plus (HP) series of mechanical heart valves. Compared with other mechanical heart valves, the HP series offers superior blood flow and reduces the heart's workload for patients with small valvular openings.

On January 20, 1994, we celebrated the 500,000th implant of our mechanical heart valve product. Also, we recently received FDA approval for U.S. marketing of our new collagen-impregnated aortic valved graft (CAVG), which is used to replace the aortic heart valve and reconstruct the ascending aorta. Recipients of the St. Jude Medical(R) mechanical heart valve often can resume all the activities they enjoyed prior to any valve deficiency.

WORLD'S MOST INNOVATIVE HEART VALVE COMPANY Our long-term goal is to be known as the world's most innovative company in all sectors of the heart valve market, and specifically to:

*Increase worldwide market share;

*Further reduce our manufacturing costs for the future's demanding health care environment;

*Provide a full line of mechanical and tissue valve products;

*Participate in new heart valve developments involving synthetics and recellularization technology;
*Strengthen our internal research and development capability; and

*Continue to expand our heart valve line to provide products that offer the best fit, durability and hemodynamics for all valve replacement patients.

NEW CARBON COMPONENT MANUFACTURING CAPABILITIES Our new carbon component manufacturing facility near our St. Paul, Minnesota, headquarters will increase St. Jude Medical's ability to control our own destiny, increasing our manufacturing capacity and self-sufficiency and enhancing our future mechanical heart valve cost advantage. Training of personnel and the FDA qualification process for the new facility are top 1994 priorities, with full on-line FDA approval expected in 1995. This facility will produce top quality components at higher volumes and a lower cost than our current facility.

The new, 65,000-square-foot plant is designed for cellular manufacturing, with smaller batch sizes and shorter lead times. Space utilization is twice as efficient as in the existing plant. Special features include state-of-the-art equipment, paperless record keeping and immediate feedback to equipment operators for superior quality control.

[photo]

[caption]: Our new, world-class manufacturing plant will enable us to become totally self-sufficient in the production of the St. Jude Medical(R) mechanical heart valve's carbon components. We will become the lowest cost manufacturer of mechanical heart valves, while enhancing product quality and customer service levels.

Monitoring progress at the new facility are, from left: Robert Eno, Operations Manager; Robert Elgin, Vice President, Operations; and Michael Serie, Plant Manager.

Woodridge Carbon Technology Center

[photo]

[caption]: Linda Stack, 46, became the 500,000th St. Jude Medical(R) mechanical heart valve recipient on January 20, 1994. The St. Paul, Minnesota, resident is a materials control analyst for 3M. Her recovery program includes daily walks with her dog Max.

"I had rheumatic fever as a child, but did well until I started experiencing fatigue and respiratory problems four years ago. Since then, Dr. Arom has replaced two of my heart valves with St. Jude mechanical heart valves and I feel great. In fact, I have a trip to Glacier National Park planned for next summer."

[photo]

[caption]: "Linda's aortic stenosis progressed faster than we thought. She needed both a mitral valve and an aortic valve replacement in what was a relatively short time period, especially for someone so young. In both cases, I was happy that I was able to give her the best mechanical heart valve available today."

Dr. Kit V. Arom performed Linda Stack's surgery, implanting the 500,000th St. Jude mechanical heart valve. He participated in initial clinical testing of the St. Jude valve and currently is conducting a 15-year patient follow-up study. His surgical group has implanted nearly 3,000 St. Jude valves.

[photo]

[caption]: "Receiving a St. Jude Medical heart valve has extended my life. With my wife expecting our second child, I feel great about the future. And I continue to run five miles a day, lift weights and play pick-up basketball."

Bill Gurtin, 33, pictured with wife, Kay, and 3-year-old son, Grant. An investment advisor in Chicago, Bill received his implant on February 22, 1993.

REVIEW OF OPERATIONS

GROWTH OPPORTUNITIES IN TISSUE VALVES The single greatest opportunity to accelerate core business growth is to become a significant player in the tissue valve market, today estimated at $150 million.

Mechanical valves currently comprise 70 percent of all implants, primarily because of their superior durability. Because tissue valves normally do not require anticoagulant medication, the market will grow as new technology improves their durability. St. Jude Medical's goal is to reach the U.S. market with approved tissue products within the next several years.

In addition to our long-term, next generation heart valve project, we have a joint venture with Hancock Jaffe Laboratories, under the direction of Warren Hancock and Norman Jaffe, Ph.D., two of the world's leading tissue valve experts. The first human implants of this valve are planned for the first half of 1994 in Europe. We expect very favorable results regarding valve implantability and performance.

St. Jude Medical also is collaborating with Canadian cardiac surgeon Dr. Tirone David on the U.S. approval of a new stentless aortic tissue valve, the Toronto SPVtm. Stentless valves, which do not have frames, require demanding surgical techniques but are designed to offer potentially superior hemodynamic performance in the aortic position. We received an Investigational Device Exemption (IDE) from the FDA in February 1994, and will begin our U.S. clinical trials of the Toronto SPV before the end of April.

INTERNATIONAL EXPANSION Today, our customers include more than 1,500 open heart centers worldwide. While we sell our products in more than 75 countries, approximately 80 percent of our revenues currently come from the United States and eight European countries where we have direct sales forces. However, non-direct foreign market sales will be increasingly important to our future growth as markets such as China, the Pacifc Rim, Latin America, the Middle East, Africa and Eastern Europe continue to develop.

We are working to expand our international presence by building relationships with top cardiovascular surgeons and supporting clinical studies in overseas markets.

Key accomplishments for St. Jude Medical International in 1993 included:

*The launch of an important new randomized multicenter clinical study in Germany. This research, involving 4,500 patients over the course of five years, is designed to confirm that lower doses of anticoagulant medication are sufficient for use with the St. Jude Medical(R) mechanical heart valve.

*Significant progress towards achieving our Total Quality Management goals, which will result in exceeding ISO 9000 standards and obtaining the CE mark necessary to market our products in Europe by 1998.

*Significant market share gains in the Middle East and Africa.

*Strategic alliances in Germany and Spain with well-established companies marketing a full line of cardiovascular devices, which enable us to respond quickly to market changes.

During 1994, we anticipate international revenue gains from increasing our mechanical heart valve market share, from increased sales of the Toronto SPV, from our first human implants of the tissue heart valve developed by Hancock Jaffe Laboratories and from the introduction of additional cardiac assist products. We will continue to pursue strategic alliances in the increasingly competitive European market, tailoring approaches to each country's changing reimbursement and regulatory environment.

[photo]

[caption]: Tissue heart valve developed by Hancock Jaffe Laboratories

[photo]

[caption]: Toronto SPVtm tissue heart valve

[photo]

[caption]: Model 700 intra-aortic balloon pump system

[photo]

[caption]: RediFurl(R), RediGuardTM and TaperSeal(R) intra-aortic balloon catheters

[photo]

[caption]: Lifestream(R) centrifugal pump system and Isoflow(R) centrifugal pump

We also will conduct intensive sales training and clinical symposia in our non-direct markets where distributors will work with us to launch new cardiac assist products, together with new mechanical and tissue heart valve devices.

NEW CARDIAC ASSIST PRODUCTS Our Cardiac Assist Division markets two major categories of products associated with open heart surgery to cardiologists and perfusionists. Intra-aortic balloon pump (IABP) systems, which include balloon-tipped catheters and electro-mechanical control consoles, take on part of the heart's workload before and after open heart surgery and complicated coronary balloon angioplasty. Centrifugal pump systems, comprising electro-mechanical control consoles, motor drives and pumps through which the blood circulates, completely take over for the heart during open heart procedures.

To increase our market share worldwide, we are introducing new products and building our reputation for superior customer service. During 1993, we successfully introduced a refined IAB catheter product, the RediGuardtm 2.0, which eases the process of guiding and correctly placing the catheter.

We also significantly expanded our direct sales force in the United States in 1993 and increased our worldwide cardiac assist presence through our distribution agreement with COBE(R) Cardiovascular Inc., which supplies customized packages of products to perfusionists.

Goals for 1994 include introducing our new ArmorGlidetm coating for catheters which will allow for easier insertion, and launching our new Model 800 IABP console.

DIVERSIFICATION PLANNING At St. Jude Medical, we understand the importance of knowing our destination. For that reason, before making any major diversification moves, we thoroughly analyzed our business and opportunities for creating shareholder value. The strategic diversification planning process sets the stage for us to achieve our vision of becoming a globally significant medical device company with several major technology platforms, including our heart valve business. It has four phases:

1) An extensive survey, or shareholder profile, told us about shareholder and investment community attitudes toward diversification, various types of acquisitions and growth versus profitability.

2) A core competency assessment identified what we do well, what we can do to improve our existing businesses and what strengths we can transfer or leverage in alliances with other companies. Our management team and consultant advisors identified 191 primary capabilities, which were narrowed to 48 critical cross-functional capabilities. We zeroed in on 15 potential core competencies, then on eight true core competency opportunities for St. Jude Medical which were identified based on passing tests regarding value to customers, barriers to competition and leverageability to other markets. Our true core competency opportunities focus primarily on blood handling and processing, device development and manufacturing, clinical trials and regulatory approval processes.

[photo]

[caption]: "I like the St. Jude Medical(R) mechanical heart valve's overall design, which resists blood clot formation, its low profile, and rapid opening and closing action, which resemble the human heart valve. Japanese follow-up studies achieve excellent compliance and are very thorough, so Japan is the ideal country to evaluate the valve; we've seen absolutely no structural deterioration in 14 years of implants."

Dr. Hitoshi Koyanagi, professor and chairman of the Department of Cardiovascular Surgery at Tokyo Women's Medical College in Japan, has implanted more than 1,800 St. Jude Medical(R) mechanical heart valves since the product's Japanese introduction in 1978.

[photo]

[caption]: St. Jude Medical's diversification efforts are moving forward from a solid strategy that grew out of a four-part planning process, including a shareholder profile, core competency assessment, therapeutic class review and specific opportunity analysis.

[caption]: Members of St. Jude Medical's senior management team conduct a strategic planning session (from left:) Stephen Wilson, Vice President, Finance and Chief Financial Officer; John Berdusco, Vice President, Administration; John Alexander, Vice President, Corporate Development; and Diane Johnson, Vice President and General Counsel.

REVIEW OF OPERATIONS

3) A therapeutic class review of the medical devices and supplies market identifies the companies, technologies and products within the markets that show the most promise. This ongoing process analyzes the relative size, growth rates and competition within various segments of the medical devices and supplies market.

4) A specific opportunity analysis continually evaluates the best companies, products and technologies within the most attractive therapeutic classes and within the context of the shareholder profile and core competency assessment, so that our focus is on diversifying in a manner that creates long-term value for our shareholders.

SPECIFIC OPPORTUNITIES During 1993 and early 1994, four situations demonstrated our ability to quickly respond to new opportunities.

First, we announced an equity investment in InControl, Inc. of Redmond, Washington, which is working with leading medical researchers on a product that would be the first device to diagnose and treat atrial fibrillation, automatically restoring normal rhythm to an improperly beating atrium of the heart. We believe that InControl's promising technology represents an important market opportunity.

Second, we signed an exclusive license and supply agreement with Telios Pharmaceuticals, Inc. of San Diego, California, to utilize Telios' proprietary cell adhesion technology. Its PepTite-2000tm biocompatible coating is expected to promote human tissue ingrowth on the sewing cuffs of heart valves, aortic valved grafts and annuloplasty rings.

Third, in December we made a fully valued offer to purchase Colorado-based Electromedics, Inc. However, while the company's open heart surgery products fit with our existing Cardiac Assist Division business, we did not choose to participate in a controlled auction process. The agreement was terminated because it did not make sense from a shareholder value point of view for St. Jude Medical to pay what would have been required to make the acquisition.

Finally, in January 1994, we announced an investment in Advanced Tissue Sciences, Inc. and a separate agreement to pursue tissue engineered heart valves. As part of this agreement, St. Jude Medical obtained exclusive rights to license technology resulting from this alliance.

As we pursue specific diversification transactions, we are focused on building our reputation and competencies in cardiovascular products -- an area we know and where we have an established customer base. We relate each opportunity to our planning process to ensure it has the potential to create shareholder value and truly makes sense for our long-term success.

[photo]

[caption]: Diversification Planning
Shareholder Profile
Core Competency Assessment
Therapeutic Class Review
Specific Opportunity Analysis

                                 OUR MISSION

MISSION STATEMENT

ST. JUDE MEDICAL, INC. IS COMMITTED TO HELPING OUR CUSTOMERS WORLD-WIDE SAVE LIVES, RESTORE HEALTH, AND IMPROVE THE QUALITY OF LIFE IN THEIR PATIENTS THROUGH THE DESIGN, MANUFACTURE, AND MARKETING OF THE HIGHEST QUALITY CARDIOVASCULAR MEDICAL DEVICES AND SERVICES.

WE WILL ACCOMPLISH OUR MISSION BY:

* PROVIDING THE MOST INNOVATIVE AND HIGHEST VALUE-ADDED PRODUCTS WHICH CREATE A CLINICAL BENEFIT;

* EMPHASIZING QUALITY AND INNOVATION IN THE DESIGN, MANUFACTURE, AND DISTRIBUTION OF OUR PRODUCTS;

* DEVELOPING AND MAINTAINING SUPERIOR RELATIONSHIPS WITH OUR CUSTOMERS AND THE COMMUNITY;

* PROVIDING A CHALLENGING AND REWARDING WORK ENVIRONMENT WHICH ENABLES OUR EMPLOYEES TO REACH THEIR FULLEST POTENTIAL.

BY ACHIEVING OUR MISSION WE WILL CREATE ADDITIONAL VALUE IN THE COMPANY AND GREATER REWARDS FOR OUR SHAREHOLDERS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

INTRODUCTION

St. Jude Medical, Inc. designs, manufactures and markets medical devices for cardiovascular applications. The Company is the world's leading supplier of mechanical heart valves which account for more than 90% of the Company's net sales. Other products manufactured and sold by the Company include two types of tissue heart valves, annuloplasty rings, intra-aortic balloon pump systems and centrifugal pump systems.

The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal years 1993 and 1991 included 52 weeks and fiscal 1992 included 53 weeks.

RESULTS OF OPERATIONS

The Company posted record net sales and net income for the eighth consecutive year in 1993 as net sales increased 5% to $252,642 and net income increased 8% to $109,643. Shown below for the periods indicated are the percentage relationships of certain items in the consolidated statements of income to net sales and the percentage change of the dollar amounts of such items as compared with the prior period.

                                                                 Year-to-Year
                                  Percent of Net Sales        Increase/(Decrease)
                                                               1993        1992
                                 Year Ended December 31      Compared    Compared
                                 1993     1992     1991       to 1992     to 1991

Net sales                       100.0%    100.0%    100.0%  5%          14%
Cost of sales                    24.3%     25.2%     29.0%  2%          (1%)
Gross profit                     75.7%     74.8%     71.0%  7%          20%
Selling, general and
administrative                   19.4%     19.0%     19.1%  8%          13%
Research and development          4.3%      4.8%      3.9%  (4%)        42%
Total operating expenses         23.7%     23.8%     23.0%  5%          18%
Operating profit                 52.0%     51.0%     48.0%  7%          21%
Other income                      5.5%      5.9%      5.7%  (2%)        18%
Income before taxes              57.5%     56.9%     53.7%  6%          21%
Income tax provision             14.1%     14.5%     13.7%  2%          21%
Net income                       43.4%     42.4%     40.0%  8%          21%

NET SALES: Net sales totalled $252,642 in 1993, a 5% increase over 1992 net sales. The increase principally resulted from higher mechanical heart valve unit sales in the Company's international markets which were partially offset by lower domestic unit sales. The decrease in domestic unit sales was attributable to one less operating week in 1993 as compared to 1992 as well as to hospital inventory reductions and fewer procedures caused by managed care and the anticipation of health care reform.

Domestic mechanical heart valve net sales increased slightly in 1993 despite the lower unit sales as prices increased due to the introduction of an expanded product line and general price increases. International mechanical heart valve net sales in 1993 increased substantially, particularly in the emerging country markets where selling prices are lower than in the developed country markets. Therefore, the higher revenue resulting from increased unit sales was somewhat offset by lower average selling prices. In addition, net sales in 1993 were negatively impacted by the appreciation of the U.S. dollar from 1992 levels in relation to the eight foreign currencies in which the Company directly markets its products. This foreign currency exchange situation decreased 1993 net sales by $4,670 relative to 1992.

[graph]
[description]: Net Sales (in millions) International and United States sales compared over the years 1991, 1992 and 1993.

Cardiac assist device and tissue heart valve net sales in 1993 increased over 1992 levels. These increases were partially offset by decreased biological vascular graft net sales as a result of the discontinuance of the product line in mid-1992.

In 1993, net sales in the international markets increased to 43% of total net sales from 42% in 1992 despite the unfavorable impact of foreign currency exchange rates. The increase was attributable to higher growth rates within these markets and the Company's ability to further penetrate these markets.

Net sales in 1992 of $239,547 were 14% higher than 1991 levels. The increase primarily resulted from higher mechanical heart valve unit sales in all geographic markets as well as price increases implemented at the beginning of 1992. In addition, net sales of all other Company products, except the biological vascular graft, increased over 1991 levels.

COST OF SALES: Cost of sales as a percentage of net sales decreased in 1993 to 24.3% from 25.2% in 1992. The improvement was principally attributable to higher levels of lower cost self-manufactured pyrolytic carbon components for the mechanical heart valve. In addition, cessation of royalty payments associated with the acquisition of the intra-aortic balloon pump system and increased manufacturing efficiencies associated with higher levels of cardiac assist device production, reduced cost of sales in 1993. These improvements were partially offset by a lower 1993 mechanical heart valve average selling price as compared to 1992 which resulted from unfavorable foreign currency translation and from a higher level of lower margin sales into the emerging country markets.

In 1992, cost of sales as a percentage of net sales decreased 3.8 percentage points from the 1991 level. The improvement resulted from reduced costs of mechanical heart valve components purchased from the Company's supplier, higher levels of lower cost self-manufactured mechanical heart valve components, favorable foreign currency translation effects and higher pricing. The margin improvements were partially offset by higher sales levels of lower margin non-mechanical heart valve products.

The Company expects cost of sales as a percentage of net sales to increase in 1994 from the 1993 level as a result of a larger increase in international sales versus domestic sales, particularly into lesser developed countries. Selling prices in these faster growth markets are significantly lower than in the markets served by the Company's direct sales forces because sales are made through distributors rather than directly to hospitals and because lesser developed countries are typically more price sensitive due to their economic condition. In addition, the cost of mechanical heart valve components purchased from the Company's supplier will increase in 1994. Also, the Company anticipates its sales of lower margin non-mechanical heart valve products will increase in 1994. Increased competition together with governmental and third-party payor pressures to reduce health care costs may limit the Company's pricing flexibility.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expense in 1993 increased $3,479, or 8%, over 1992. The Company expanded its domestic sales force and marketing department during 1993 in order to better serve its customers and to better compete against a new mechanical heart valve competitor in the domestic market. In addition, the Company increased its support of clinical studies to further document the advantages of the Company's products. The Company is aggressively pursuing ISO 9000 certification which raised the 1993 expense level as compared to 1992. The appreciation of the U.S. dollar partially offset the increases noted above.

During 1992, selling, general and administrative expense increased $5,275, or 13%, over 1991. The increase mainly resulted from higher commissions associated with higher sales levels, expenses associated with several new product introductions, and increased support of symposia, research papers and follow-up clinical studies.

RESEARCH AND DEVELOPMENT: Research and development expense decreased $506, or 4%, in 1993. Expenditures in 1993 were primarily associated with mechanical heart valve product line expansion, tissue heart valve development programs, a new intra-aortic balloon pump console and intra-aortic balloon catheter product improvements. During 1993, funding of the Hancock Jaffe Laboratories joint venture development of a tissue heart valve decreased from the 1992 level due to the completion of certain phases of the project.

In 1992, research and development expense increased $3,368, or 42%, over 1991. The increase was principally associated with new product development for mechanical heart valves, tissue heart valves and cardiac assist products. Significant product development efforts included the Hemodynamic Plus (HP) series of mechanical heart valves, the tissue valve developed by Hancock Jaffe Laboratories and the Toronto SPVtm.

[graph]
[description]: Increase in cash and marketable securities (in millions) shown over the course of 1991, 1992 and 1993.

OTHER INCOME: Other income decreased $262, or 2%, from 1992. While cash and marketable securities increased $30,301 during 1993, the additional interest received on the higher investment balances was significantly reduced by the lower average investment rates of return. The additional week of operations in 1992 added approximately $280 to 1992 investment income. Due to a significant shift in the relationship between European currencies in 1993, the loss associated with foreign currency transactions increased to $526 from $43 in 1992. In addition, losses relating to joint ventures and partnerships were $243 higher in 1993 than 1992.

INCOME TAX PROVISION: The Company's 1993 effective income tax rate of 24.5% was one percentage point below the 1992 and 1991 rate of 25.5%. The decrease was attributable to the derivation of a higher percentage of the Company's income from the Company's Puerto Rican operations. The relatively low rate as compared to the U.S. statutory rate stems from the reduced taxes on profits generated by the Company's Puerto Rican operations as well as from other income generated by the Company's tax advantaged investments.

[graph]
[description]: Increase in cash flow from operations (in millions) shown over the course of 1991, 1992 and 1993.

NET INCOME: Net income in 1993 of $109,643, or $2.32 per share, increased 8% over the $101,658, or $2.12 per share, reported in 1992 which had risen 21% over 1991 net income. The appreciation of the U.S. dollar against foreign currencies in 1993 as compared to 1992 decreased net income in 1993 by $2,488, or $.05 per share.

During 1993, the Company repurchased 1,177,700 shares of its common stock for $35,239. This repurchase reduced 1993 interest income by approximately $650 and average shares outstanding by approximately 600,000 shares. The net effect of the repurchase was an increase in 1993 earnings per share of $.02.

OUTLOOK: The Company's core mechanical heart valve business remains strong as the Company has maintained or slightly increased its market share in the developed country markets and has continued to penetrate the emerging country markets. The Company estimates it held a 48% share of the worldwide heart valve market for 1993.

The health care industry is in the midst of dramatic change worldwide. Business consolidations and alliances are expected to increase industry efficiencies and strengthen the bargaining position of large providers of health care services. Specifically, domestic health care reform is putting downward pressure on pricing and appears presently to be having the effect of reducing the number of open heart procedures. In addition, during 1993 hospital consolidations and inventory reduction programs reduced the demand for the Company's products.

During the third quarter 1993, a competitor received Food and Drug Administration (FDA) approval to market its bileafet mechanical heart valve in the United States. The Company cannot predict the impact that this new competitor may have on its domestic market position.

Internationally, the Company has successfully competed against many competitors for many years. The Company expects these international markets to grow at rates which exceed the domestic market rate of growth and the Company anticipates it will continue to gain share in these highly competitive markets.

The Omnibus Budget Tax Reconciliation Act of 1993 (the "Act") significantly reduces the tax benefits which were previously available from income generated by the Company's Puerto Rican operations under Internal Revenue Code (IRC) Section 936. Under the new legislation, the Puerto Rican tax benefit will be reduced by 40% in 1994 and an additional 5% per year in years 1995 through 1998 at which time the benefit will have been reduced by 60% from current levels. The Company's 1994 tax provision may increase by as much as five percentage points as a result of this legislation. The impact on 1994 earnings is expected to be approximately $.15 per share. Also, the Act increased domestic corporate income tax rates effective January 1, 1993, by 1% which will increase future tax provisions. There are additional changes to IRC Section 936 regulations being proposed by the Internal Revenue Service which, if enacted, would further negatively impact the Company's effective income tax rate.

The Company continues to seek diversification opportunities in the form of acquisitions, joint ventures, partnerships and investments in emerging technology companies, as well as through internal research and development. The Company cannot predict the size or timing of such diversification activities.

FINANCIAL CONDITION

SUMMARY: The Company's financial condition at December 31, 1993, was strong. Cash and marketable securities totalled $368,991, or 70% of total assets. The Company had no outstanding debt. Working capital, the difference between current assets and current liabilities, continued to increase.

The following key measurements are indicative of the excellent liquidity and strong financial position maintained by the Company.

                                               1993         1992         1991
Cash and marketable securities               $368,991     $338,690     $263,314
Working capital                              $408,998     $377,321     $301,094
Current ratio                                11.0 to 1    10.8 to 1     11.6 to 1
Cash flow from operations                    $115,302     $113,210     $ 98,500
Shareholders' equity                         $484,241     $429,039     $344,727
Shareholders' equity to total
liabilities                                  11.4 to 1    10.5 to 1     11.4 to 1

LIQUIDITY: Cash flow from operations in 1993 continued to provide sufficient funds to meet working capital and investment needs. Cash and marketable securities increased in 1993 by $30,301 to the level of $368,991 at December 31, 1993.

Accounts receivable decreased $2,535 during the year. At December 31, 1993, days sales outstanding (the number of days worth of sales that are in accounts receivable) decreased to 58 days from 65 days at the end of 1992. The decrease was principally attributable to focused collection efforts in several European countries. In particular, Spanish accounts receivable decreased $965 during 1993 and totalled $5,397 at the end of 1993.

Inventories increased $5,407 during 1993. The increase was primarily attributable to the extension of the mechanical heart valve product line as well as to the purchase of raw materials considered essential to the Company's operations.

Purchases of property, plant and equipment in 1993 of $16,422 were principally associated with building a new manufacturing facility for the production of mechanical heart valve components. This building was completed in 1993; therefore, property, plant and equipment expenditures are anticipated to decrease substantially in 1994.

Other assets of $29,722 increased by $11,043 in 1993 as investments were made in several entities including InControl, Inc., an emerging technology cardiac rhythm management company; The Heart Valve Company, a joint venture with Hancock Jaffe Laboratories; and two health care limited partnerships.

The Company expects future working capital and capital spending to be financed by funds provided by operations.

CAPITAL: During 1993, the Company used $35,239 of its cash flow to repurchase 1,177,700 shares of its common stock. The Company may repurchase approximately 1,000,000 additional shares under the current authorization from the Board of Directors. Future repurchases will depend upon diversification objectives, market conditions, cash position and other factors.

Although the Company has no debt or outside credit lines, the Company is prepared to utilize debt to finance its diversification program. The Company's strong cash flow generating capabilities will enable the Company to acquire sufficient capital to finance anticipated acquisitions.

Cash dividends paid to shareholders were $18,786 in 1993, an increase of $4,516 from 1992. The Company initiated the cash dividend in the second quarter 1992 and maintained a $.10 per share quarterly cash dividend through 1993.

[graph]
[description]: Increase in shareholders' equity over the course of 1991, 1992 and 1993.

OTHER MATTERS: As a medical device manufacturer, the Company is exposed to product liability claims. Such product liability claims may be asserted against the Company in the future which are presently unknown to management. The Company believes its insurance coverage will be adequate to protect the Company against any material loss.

In the United States, several proposals to "reform" health care are under consideration. The Company has already experienced some change, as noted above, as a result of the discussion of reform. Any legislated health care reform could have a material impact on the Company's operations.

REPORT OF MANAGEMENT

The management of St. Jude Medical, Inc. is responsible for the preparation, integrity and objectivity of the accompanying financial statements. The financial statements have been prepared in accordance with generally accepted accounting principles and include amounts which reflect management's best estimates based on its informed judgement. Management is also responsible for the accuracy of the related data in the annual report and its consistency with the financial statements.

In the opinion of management, the Company's accounting systems and procedures, and related internal controls, provide reasonable assurance that transactions are executed in accordance with management's intention and authorization, that financial statements are prepared in accordance with generally accepted accounting principles, and that assets are properly accounted for and safeguarded. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the benefits to be derived therefrom. These systems are periodically reviewed and modified in response to changed conditions.

St. Jude Medical, Inc. also recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and business conduct. This responsibility is reflected in the Company's business ethics policy which is publicized throughout the organization.

The adequacy of the Company's internal accounting controls, the accounting principles employed in its financial reporting and the scope of independent and internal audits are reviewed by the Audit Committee of the Board of Directors, consisting solely of outside directors. The independent certified public accountants and internal auditors meet with, and have confidential access to, the Audit Committee to discuss the results of their audit work.

[signature]

Ronald A. Matricaria
President and Chief Executive Officer

[signature]

Stephen L. Wilson
Vice President, Finance and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

Board of Directors
St. Jude Medical, Inc.
St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of St. Jude Medical, Inc. and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of St. Jude Medical, Inc. and subsidiaries at December 31, 1993 and 1992 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

[signature]

Ernst & Young
Minneapolis, Minnesota
February 4, 1994


CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

Year Ended December 31                           1993          1992           1991
Net sales                                  $   252,642   $   239,547    $   209,837
Cost of sales                                   61,342        60,250         60,794
Gross profit                                   191,300       179,297        149,043
Selling, general and administrative
expense                                         49,040        45,561         40,286
Research and development expense                10,972        11,478          8,110
Operating profit                               131,288       122,258        100,647
Other income                                    13,934        14,196         12,062
Income before taxes                            145,222       136,454        112,709
Income tax provision                            35,579        34,796         28,741
Net income                                 $   109,643   $   101,658    $     83,968
Earnings per share:
 Primary                                   $      2.32   $      2.12    $       1.75
 Fully diluted                             $      2.32   $      2.12    $       1.75
Cash dividends paid per share              $       .40   $       .30    $         --
Average shares outstanding:
 Primary                                    47,222,000    47,931,000     48,069,000
 Fully diluted                              47,242,000    47,946,000     48,086,000

See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

December 31                                                        1993         1992
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                        $  26,987  $   68,346
Marketable securities                                              342,004     270,344
Accounts receivable, less allowance (1993 - $1,856; 1992 -
$1,413)                                                             40,159      42,694
Inventories:
 Finished goods                                                     15,414      12,800
 Work in process                                                     2,677       2,054
 Raw materials                                                      14,422      12,252
Total inventories                                                   32,513      27,106
Deferred income taxes                                                2,844       3,118
Prepaid expenses                                                     5,403       4,030
Total current assets                                               449,910     415,638
PROPERTY, PLANT AND EQUIPMENT
Land                                                                 2,136       2,087
Buildings and improvements                                          24,900      15,045
Machinery and equipment                                             29,958      26,441
Construction in progress                                             8,968       6,505
Gross property, plant and equipment                                 65,962      50,078
 Less accumulated depreciation                                     (18,777)    (14,645)
Net property, plant and equipment                                   47,185      35,433
OTHER ASSETS                                                        29,722      18,679
Total assets                                                     $ 526,817   $ 469,750
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                 $   6,837   $   9,218
Accrued income taxes                                                23,492      16,965
Accrued employee compensation and related taxes                      6,801       6,847
Accrued royalties                                                    2,204       3,313
Other accrued expenses                                               1,578       1,974
Total current liabilities                                           40,912      38,317
DEFERRED INCOME TAXES                                                1,664       2,394
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share - 25,000,000
shares authorized; no shares issued
Common stock, par value $.10 per share - 100,000,000 shares
authorized; issued and outstanding 1993 - 46,414,261 shares;
1992 - 47,517,546 shares                                             4,641       4,752
Additional paid-in capital                                          27,411      60,831
Retained earnings                                                  455,798     364,941
Cumulative translation adjustment                                  (3,609)     (1,485)
Total shareholders' equity                                         484,241     429,039
Total liabilities and shareholders' equity                       $ 526,817   $ 469,750

See notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)

                                   Common Stock
                                                       Additional                 Cumulative        Total
                               Number of                 Paid-In     Retained    Translation    Shareholders'
                                 Shares      Amount      Capital     Earnings     Adjustment        Equity
Balance December 31, 1990      47,044,508    $4,704     $  56,063    $ 193,585     $      53      $ 254,405
Net income                                                              83,968                       83,968
Issuance of common stock
under stock plans, net of
taxes withheld                    310,634        32         1,115                                     1,147
Tax benefit realized upon
exercise of stock options                                   4,774                                     4,774
Translation adjustment                                                                  433             433
Balance December 31, 1991      47,355,142     4,736        61,952      277,553          486         344,727
Net income                                                             101,658                      101,658
Issuance of common stock
under stock plans, net of
taxes withheld                    347,404        35       (1,481)                                   (1,446)
Tax benefit realized upon
exercise of stock options                                   5,678                                     5,678
Cash dividends ($.30 per
share)                                                                (14,270)                     (14,270)
Purchase and retirement of
common shares                   (185,000)      (19)       (5,318)                                   (5,337)
Translation adjustment                                                              (1,971)         (1,971)
Balance December 31, 1992      47,517,546     4,752        60,831      364,941      (1,485)         429,039
Net income                                                             109,643                      109,643
Issuance of common stock
under stock plans, net of
taxes withheld                     74,415         7         1,346                                     1,353
Tax benefit realized upon
exercise of stock options                                     355                                       355
Cash dividends ($.40 per
share)                                                                (18,786)                     (18,786)
Purchase and retirement of
common shares                 (1,177,700)     (118)      (35,121)                                  (35,239)
Translation adjustment                                                              (2,124)         (2,124)
Balance December 31, 1993      46,414,261    $4,641     $  27,411    $ 455,798     $(3,609)       $ 484,241

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Year Ended December 31                                   1993         1992         1991
OPERATING ACTIVITIES
Net income                                            $  109,643   $  101,658   $   83,968
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                             4,516        3,607        2,948
  Amortization                                             4,458        4,202        4,237
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                718      (7,154)     (12,254)
   Decrease (increase) in inventories                    (5,972)      (3,657)        8,978
   Increase in prepaid expenses                          (1,920)      (1,583)        (802)
   Increase (decrease) in accounts payable and
   accrued expenses                                      (2,746)        3,845        4,043
   Increase in accrued income taxes                        7,061       12,567        6,705
  Decrease (increase) in deferred income taxes             (456)        (275)          677
Net cash provided by operating activities                115,302      113,210       98,500
INVESTING ACTIVITIES
Purchases of property, plant and equipment              (16,422)     (11,660)      (7,385)
Purchases of marketable securities                     (153,290)    (323,322)    (228,455)
Proceeds from sale or maturity of marketable
securities                                                81,630      259,347      179,232
Payments to former distributors                               --      (1,747)      (7,555)
Investments in companies, joint ventures and
partnerships                                            (12,253)      (3,091)        (244)
Other investing activities                               (3,273)      (4,489)      (2,198)
Net cash used in investing activities                  (103,608)     (84,962)     (66,605)
FINANCING ACTIVITIES
Proceeds from exercise of stock options                    1,353        3,018        3,345
Cash dividends paid                                     (18,786)     (14,270)           --
Common stock repurchased                                (35,239)      (5,337)           --
Net cash provided by (used in) financing
activities                                              (52,672)     (16,589)        3,345
Effect of currency exchange rate changes on cash           (381)        (258)        (208)
Increase (decrease) in cash and cash equivalents        (41,359)       11,401       35,032
Cash and cash equivalents at beginning of year            68,346       56,945       21,913
Cash and cash equivalents at end of year              $   26,987  $    68,346  $    56,945

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifcations of previously reported amounts have been made to conform with the current year presentation.

ACCOUNTING PERIOD: The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest December 31. Fiscal years 1991 and 1993 included 52 weeks and fiscal year 1992 included 53 weeks.

TRANSLATION OF FOREIGN CURRENCIES: All assets and liabilities of the Company's foreign subsidiaries are translated at exchange rates in effect on reporting dates and differences due to changing translation rates are charged or credited to "cumulative translation adjustment" in shareholders' equity. Income and expenses are translated at rates which approximate those in effect on transaction dates.

CASH EQUIVALENTS: Cash equivalents, consisting of liquid investments with a maturity of three months or less when purchased, are stated at cost which approximates market.

MARKETABLE SECURITIES: Marketable securities, consisting of investment grade municipal debt instruments, bank certificates of deposit and Puerto Rico industrial development bonds, are stated at cost which approximates market.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. Under this pronouncement, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as either available-for-sale or trading and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

Presently, the Company classifies its marketable securities as available-for-sale and carries them at amortized cost. The Company will apply the new pronouncement starting in the first quarter 1994. The Company anticipates that the majority of its marketable security holdings will be classified as available-for-sale and that any shareholders' equity adjustments will be immaterial.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out method. Allowances are made for slow-moving, obsolete, unsalable or unusable inventories.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION: Property, plant and equipment are stated at cost and are depreciated on the straight line method over their estimated useful lives ranging from three to 32 years. Accelerated depreciation is used by the Company for tax accounting purposes only.

REVENUE RECOGNITION: The Company's general practice is to recognize revenues from sales of products as shipped and services as performed.

RESEARCH AND DEVELOPMENT: Research and development expense includes all expenditures for general research into scientific phenomena, development of useful ideas into merchantable products and continuing support and upgrading of various products. All such expense is charged to operations as incurred.

EARNINGS PER SHARE: Primary and fully diluted earnings per share are computed by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding.

NOTE 2 - INCOME TAXES

During 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." The statement requires use of the asset and liability approach for financial accounting and reporting for income taxes. The cumulative effect of the accounting change was not material.

The components of income before taxes were as follows:


                        1993        1992         1991

Domestic              $140,303    $133,477     $102,143
Foreign                  4,919       2,977       10,566
Income before
taxes                 $145,222    $136,454     $112,709

The components of the income tax provision were as follows:


                           1993       1992       1991

Current:
 Federal                 $21,682    $21,892     $15,030
 State and Puerto
Rico                      12,400     11,272       8,896
 Foreign                   1,953      1,907       4,138
  Total current           36,035     35,071      28,064
Deferred:
 Prepaid                     274      (807)         404
 Deferred                  (730)        532         273
  Total deferred           (456)      (275)         677
Income tax provision     $35,579    $34,796     $28,741


Deferred tax assets (liabilities) were comprised of the following at December 31, 1993:


Net deferred income tax asset:
 Accruals not currently deductible     $  2,557
 Other                                      287
Deferred income tax asset              $  2,844
Net deferred income tax liability:
 Depreciation and amortization         $(2,925)
 Other                                    1,261
Deferred income tax liability          $(1,664)


The Company's effective income tax rate varied from the statutory U.S. federal income tax rate of 35% in 1993 and 34% in prior years as follows:

                                                    1993        1992        1991
Income tax provision at U.S. statutory rate     $  50,828   $  46,394    $ 38,321
Increase (decrease) in taxes resulting from:
 State income taxes, net of federal tax
benefit                                             2,610       2,651       1,865
 Tax benefits from Foreign Sales Corporation
(FSC)                                             (1,612)     (1,325)       (408)
 Tax benefits from Puerto Rican operations       (13,782)    (11,401)     (8,922)
 Tax exempt income                                (3,403)     (3,412)     (3,588)
 Foreign taxes at higher rates                        358         335         435
 Other                                                580       1,554       1,038
Income tax provision                            $  35,579   $  34,796    $ 28,741
Effective income tax rate                            24.5%       25.5%       25.5%

The Company's effective income tax rate is favorably affected by Puerto Rican tax exemption grants which result in Puerto Rican earnings being partially tax exempt through the year 2003.

Consolidated U.S. federal income tax returns fled by the Company have been examined by the Internal Revenue Service through the year 1989. The Company's 1990 and 1991 federal income tax returns are presently under audit.

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries ($4,190 at December 31, 1993) because distribution of these earnings generally would not require additional taxes due to available foreign tax credits.

The Company made income tax payments of $28,385, $22,709 and $21,872 in 1993, 1992 and 1991, respectively.

NOTE 3 - STOCK PLANS

Under the terms of the Company's various stock plans, 1,801,118 shares of common stock have been reserved for issuance to directors, officers and employees upon the grant of restricted stock or the exercise of stock options. The stock options are exercisable over periods up to 10 years from date of grant and may be "incentive stock options" or "non-qualified stock options" and may have stock appreciation rights attached.

At December 31, 1993, there were a maximum of 514,000 shares available for grant and 1,287,118 options outstanding, of which 498,831 were exercisable. Stock option activity was as follows:

                                 Options          Price
                               Outstanding      Per Share

Balance at December 31,
1991                            1,077,297      $ 1.31-50.25
 Granted                          242,000       28.81-48.25
 Cancelled                       (60,000)        4.59-48.25
 Exercised                      (436,654)        1.31-27.69
Balance at December 31,
1992                              822,643        4.59-50.25
 Granted                          602,250       27.25-35.63
 Cancelled                       (88,050)       21.94-50.25
 Exercised                       (49,725)        4.59-22.63
Balance at December 31,
1993                            1,287,118        4.59-49.63


Pursuant to the terms of the Company's various stock plans, optionees can use cash, previously owned shares or a combination of cash and previously owned shares to reimburse the Company for the cost of exercising the option. Shares are acquired from the optionee at the fair market value of the stock on the transaction date.

All options have been granted at not less than fair market value at dates of grant. When stock options are exercised, the par value of the shares issued is credited to common stock and the excess of the proceeds over the par value is credited to additional paid-in capital. When non-qualified options are exercised, the Company realizes income tax benefits based on the difference between the fair value of the common stock on the date of exercise and the stock option exercise price. These tax benefits do not affect the income tax provision, but rather are credited directly to additional paid-in capital.

Under the terms of the Company's shareholder rights agreement, upon the occurrence of certain events which result in a change in control as defined by the agreement, registered holders of common shares are entitled to purchase one-tenth of a share of Series A Junior Participating Preferred Stock at a stated price, or to purchase either the Company's shares or shares of the acquiring entity at half their market value.

NOTE 4 - RETIREMENT PLANS

The Company has a defined contribution profit sharing plan, including features under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to substantially all full-time U.S. employees. Under the 401(k) portion of the plan, eligible employees may contribute a maximum of 10% of their annual compensation with the Company matching the first 3%. The Company's level of contribution to the profit sharing portion of the plan is determined based on its earnings per share. The Company has additional defined contribution pension plans for employees outside the United States. The benefits under these plans are based primarily on compensation levels. Total retirement plan expense was $1,265, $1,487 and $1,177 in 1993, 1992 and 1991, respectively.

NOTE 5 - SUPPLY OF HEART VALVE COMPONENTS

The Company has a long-term contract for supply of pyrolytic carbon components used in its mechanical heart valve prosthesis. Under the terms of the contract, the Company has agreed to purchase decreasing percentages of its component requirements from the supplier through 1998. After 1995, provisions of the contract retain the supplier as a back-up component source, whereby the Company will purchase a minimum of 20% of its needs through 1998. The contract specifies an increasing, but annually fixed pricing structure in effect through 1995, whereupon the parties have agreed to negotiate prices for the years 1996 through 1998. Subsequent to 1998, annual renewal clauses may take effect as appropriate. As part of this contract, the Company has granted the supplier a license to produce and sell the supplier's bileafet mechanical heart valve in countries where patents have been issued covering the St. Jude Medical(R) mechanical heart valve. Under this portion of the contract, the supplier will pay royalties to the Company through 1998. Under a separate agreement, the Company paid a royalty to the supplier based on the number of mechanical heart valves the Company produced from its self-manufactured carbon components through August 1993.

NOTE 6 - GEOGRAPHIC AREA

The Company operates in the medical products industry and is segmented into two geographic areas--the United States and Canada (including all export sales to unaffiliated customers except to customers in Europe, the Middle East and Africa) and Europe (including export sales to unaffiliated customers in the Middle East and Africa).

Sales between geographic areas are made at transfer prices which approximate prices to unaffiliated third parties. Export sales from the United States and Canada to unaffiliated customers were $29,926, $25,748 and $21,643 for 1993, 1992 and 1991, respectively.

Net sales by geographic area were as follows:

                      United States
                       and Canada       Europe    Eliminations     Net Sales

1993
Customer sales          $172,713       $79,929      $       --     $252,642
Intercompany
sales                     59,908            --       (59,908)            --
                        $232,621       $79,929      $(59,908)      $252,642
1992
Customer sales          $165,551       $73,996      $       --     $239,547
Intercompany
sales                     55,893            --       (55,893)            --
                        $221,444       $73,996      $(55,893)      $239,547
1991
Customer sales          $148,792       $61,045      $       --     $209,837
Intercompany
sales                     48,772            --       (48,772)            --
                        $197,564       $61,045      $(48,772)      $209,837


Operating profit by geographic area was as follows:


          United States
           and Canada       Europe    Corporate      Total

1993         $99,092       $41,046     $(8,850)     $131,288
1992         $92,613       $38,341     $(8,696)     $122,258
1991         $77,937       $32,066     $(9,356)     $100,647


Identifiable assets by geographic area were as follows:

          United States
           and Canada       Europe    Corporate      Total

1993         $92,083       $40,947     $393,787     $526,817
1992         $73,333       $46,669     $349,748     $469,750
1991         $70,608       $31,794     $272,691     $375,093

Corporate expenses consist principally of non-allocable general and administrative expenses. Corporate identifiable assets consist principally of cash and cash equivalents and marketable securities.

NOTE 7 - OTHER INCOME

Other income consisted of the following:


                                         1993       1992       1991

Interest income                        $14,635    $13,840     $11,359
Dividend income                             14         49         313
Gain on sale of investments                 54        350         456
Joint venture and partnership
losses                                   (243)         --          --
Foreign exchange losses                  (526)       (43)        (66)
Other income                           $13,934    $14,196     $12,062

NOTE 8 - OTHER ASSETS

Other assets as of December 31, 1993 and 1992, net of accumulated amortization of $17,422 and $12,964, respectively, consisted of the following:


                                                             1993       1992

Investments in companies, joint ventures and
partnerships                                               $15,259     $ 3,092
Payments made to former distributors                         4,237       6,371
Intangibles and other assets                                10,226       9,216
Other assets                                               $29,722     $18,679


Investments in companies, joint ventures and partnerships are stated at cost. Pursuant to various transition agreements, payments made to former distributors are being amortized over their benefit periods of from four to five years. Intangibles and other assets, which consist principally of the excess of cost over net assets of certain acquired businesses and technology purchased in connection with the acquisition of certain businesses, are being amortized over periods ranging from five to 15 years.

NOTE 9 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly data for 1993 and 1992 was as follows:

                                        Quarter
                        First      Second     Third      Fourth

Year Ended
 December 31, 1993:
  Net sales          $68,154    $66,944    $58,946     $58,598
  Gross profit       $51,225    $50,617    $44,948     $44,510
  Net income         $29,189    $28,843    $25,972     $25,639
  Earnings per
   share             $   .61    $   .61    $   .55     $   .55
Year Ended
 December 31, 1992:
  Net sales          $60,055    $57,008    $58,281     $64,203
  Gross profit       $44,173    $42,796    $44,044     $48,284
  Net income         $25,054    $24,891    $25,292     $26,421
  Earnings per
share                $   .52    $   .52    $   .53     $   .55


Primary and fully diluted per share results are the same for all quarters in 1993 and 1992.


TEN-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

                                     1993        1992        1991        1990        1989
SUMMARY OF OPERATIONS FOR THE
YEAR ENDED:
Net sales                         $252,642    $239,547    $209,837    $175,160    $147,981
Gross profit                      $191,300    $179,297    $149,043    $114,730    $ 94,825
 Percent of sales                 75.7%       74.8%       71.0%       65.5%       64.1%
Operating profit (loss)           $131,288    $122,258    $100,647    $ 77,315    $ 62,221
 Percent of sales                 52.0%       51.0%       48.0%       44.1%       42.0%
Net income (loss)                 $109,643    $101,658    $ 83,968    $ 64,680    $ 50,916
 Percent of sales                 43.4%       42.4%       40.0%       36.9%       34.4%
Earnings (loss) per share         $ 2.32      $ 2.12      $ 1.75      $ 1.35      $ 1.07
FINANCIAL POSITION AT YEAR END:
Cash and marketable securities    $368,991    $338,690    $263,314    $179,059    $120,881
Working capital                   $408,998    $377,321    $301,094    $218,507    $157,063
Total assets                      $526,817    $469,750    $375,093    $278,146    $201,735
Long-term debt
Total shareholders' equity        $484,241    $429,039    $344,727    $254,405    $185,984
OTHER DATA:
Cash dividends per share          $ .40       $ .30
Primary weighted average shares
outstanding                       47,222,000  47,931,000  48,069,000  47,852,000  47,546,000
Total employees                   722         684         599         544         445

                                     1988        1987        1986        1985         1984
SUMMARY OF OPERATIONS FOR THE
YEAR ENDED:
Net sales                         $114,075    $ 71,806    $60,473     $26,068     $34,943
Gross profit                      $ 71,754    $ 41,817    $32,567     $11,621     $17,841
 Percent of sales                 62.9%       58.2%       53.9%       44.6%       51.1%
Operating profit (loss)           $ 45,697    $ 28,231    $21,477     $ (4,210)   $ 7,049
 Percent of sales                 40.1%       39.3%       35.5%       (16.2%)     20.2%
Net income (loss)                 $ 33,473    $ 17,307    $12,031     $ (1,095)   $ 5,293
 Percent of sales                 29.3%       24.1%       19.9%       (4.2%)      15.1%
Earnings (loss) per share         $ .71       $ .40*      $ .30       $ (.03)     $ .14
FINANCIAL POSITION AT YEAR END:
Cash and marketable securities    $ 85,688    $ 65,025    $52,526     $18,978     $24,118
Working capital                   $113,033    $ 80,883    $64,538     $28,100     $28,078
Total assets                      $143,141    $101,671    $85,817     $39,716     $39,640
Long-term debt                                $ 508       $26,083
Total shareholders' equity        $129,742    $ 92,293    $49,769     $35,284     $36,018
OTHER DATA:
Cash dividends per share
Primary weighted average shares
outstanding                       47,016,000  42,812,000  39,944,000  37,048,000  37,674,000
Total employees                   399         296         262         211         205

*$.39 on a fully diluted basis.

Earnings per share and share data have been adjusted for 100% stock dividends paid in 1990, 1989 and 1986.

[graph]
Description: Gross Margin (as a percentage of sales) over the years 1984 -
1993.

[graph]
Description: Operating Margin (as a percentage of sales) over the years 1984
- - 1993.

[graph]
Description: Net Sales Per Employee (dollars in thousands) over the years 1984 - 1993.

[graph]
Description: Net Income Per Employee (dollars in thousands) over the years 1984 - 1993.
DIRECTORS

Lawrence A. Lehmkuhl (3)
Chairman
St. Jude Medical, Inc.
St. Paul, Minnesota

Ronald A. Matricaria President and Chief Executive Officer
St. Jude Medical, Inc.
St. Paul, Minnesota

Frank A. Ehmann (1) (3)
Consultant
RCS Health Care Partners, L.P.
San Francisco, California

Thomas H. Garrett, III (1)
Attorney
Lindquist & Vennum
Minneapolis, Minnesota

William R. Miller (2)
Director of Various Companies
New York, New York

Charles V. Owens (1)
Chairman
Genesis Labs, Inc.
Minneapolis, Minnesota

Roger G. Stoll, Ph.D. (2) (3)
Chief Executive Officer and President
Ohmeda, Inc.
Liberty Corner, New Jersey

James S. Womack (2)
Chairman
Sheldahl, Inc.
Northfeld, Minnesota

(1) Denotes members of the Audit Committee
(2) Denotes members of the Compensation Committee
(3) Denotes members of the Technology Committee

OFFICERS

Ronald A. Matricaria
President and Chief Executive Officer

Todd F. Davenport
President, International Division

Robert J. Helbling
President, Cardiac Assist Division

Eric W. Sivertson
President, St. Jude Medical Division

John J. Alexander
Vice President,
Corporate Development

Andrew K. Balo
Vice President, Regulatory Affairs
and Quality Assurance
St. Jude Medical Division

John P. Berdusco
Vice President,
Administration

Robert S. Elgin
Vice President, Operations
St. Jude Medical Division

Diane M. Johnson
Vice President and General Counsel

J. Gary Jordan
Vice President,
Sales and Marketing
St. Jude Medical Division

Stephen L. Wilson
Vice President, Finance and
Chief Financial Officer
INVESTOR INFORMATION

TRANSFER AGENT
American Stock Transfer & Trust Company
6201 15th Avenue
Brooklyn, NY 11219
718-921-8293
800-937-5449

Correspondence regarding stock holdings, dividend checks and changes of address should be directed to the transfer agent.

LEGAL COUNSEL
Lindquist & Vennum
Minneapolis, Minnesota

INDEPENDENT AUDITORS
Ernst & Young
Minneapolis, Minnesota

INVESTOR INFORMATION Investors, shareholders and security analysts seeking additional information about the Company should call Investor Relations at
(612) 481-7555.

A copy of the Company's annual report to the Securities and Exchange Commission on Form 10-K or other financial reports will be provided free of charge to any shareholder upon written request to Investor Relations, St. Jude Medical, Inc., One Lillehei Plaza, St. Paul, Minnesota 55117-9983

ANNUAL MEETING OF SHAREHOLDERS The annual meeting of shareholders will be held at 8:15 a.m. on Wednesday, May 4, 1994, at the Lutheran Brotherhood Auditorium, Lutheran Brotherhood Building, 625 Fourth Avenue South, Minneapolis, Minnesota.

SHAREHOLDER MAILINGS When shares owned by one shareholder are held in different forms of the same name (e.g., John Doe, J. Doe) or when new accounts are established for shares purchased at different times, duplicate mailings of shareholder information results. The Company, by law, is required to mail to each name on the shareholder list unless the shareholder requests that duplicate mailings be eliminated or consolidates all accounts into one. Such requests should be directed, in writing, to American Stock Transfer, 6201 15th Avenue, Brooklyn, New York, 11219.

St. Jude Medical, Inc. mails quarterly reports only to registered shareholders. Shareholders can obtain the Company's results each quarter by calling a toll-free number (800-
552-7664) and listening to a recorded message.

RESEARCH COVERAGE The following firms currently provide research coverage of St. Jude Medical, Inc.:

Bear, Stearns & Co., New York, New York
Dain Bosworth Incorporated, Minneapolis, Minnesota
Goldman Sachs & Co., New York, New York
Hambrecht & Quist Incorporated, New York, New York
Kemper Securities Group, Inc., Chicago, Illinois
Lehman Brothers, New York, New York
Mabon Securities Corp., New York, New York
Merrill Lynch & Co., New York, New York
Morgan Keegan & Company, Inc., Memphis, Tennessee
Morgan Stanley & Co. Incorporated, New York, New York
Olde Discount, Detroit, Michigan
PaineWebber Incorporated, New York, New York
Piper, Jaffray Incorporated, Minneapolis, Minnesota
Raymond James & Associates, Inc., St. Petersburg, Florida
Robert W. Baird Co., Incorporated, Milwaukee, Wisconsin
13D Research Services, Brewster, New York
Value Line Inc., New York, New York
Vector Securities International, Inc., Deerfeld, Illinois
Wertheim Schroder, New York, New York
Wessels, Arnold & Henderson, Minneapolis, Minnesota

SUPPLEMENTAL MARKET PRICE DATA The common stock of St. Jude Medical, Inc. is traded on the NASDAQ National Market System under the symbol STJM. The range of high and low prices per share for the Company's common stock for 1993 and 1992 are set forth below. As of February 9, 1994, the Company had 5,391 shareholders of record.

Year Ended
December 31           1993                 1992
Quarter          High       Low      High       Low

First           $42.50    $28.75    $55.50     $42.50
Second          $39.00    $27.25    $50.75     $34.00
Third           $39.50    $25.50    $38.25     $27.50
Fourth          $29.75    $25.00    $43.25     $30.25

Price data reflect actual transactions. In all cases, prices shown are inter-dealer prices and do not reflect mark-ups, markdowns or commissions.

CASH DIVIDENDS St. Jude Medical, Inc. initiated a cash dividend in the second quarter 1992 and maintained a $.10 per share quarterly cash dividend through 1993.

TRADEMARKS St. Jude Medical(R), BiFlex(R), BioImplant(R), Toronto SPVtm, RediFurl(R), RediGuardtm, TaperSeal(R), SureGuidetm, Lifestream(R), and Isoflow(R) are trademarks of St. Jude Medical, Inc.

[logo]

St. Jude Medical, Inc.
One Lillehei Plaza
St. Paul, MN 55117
612/483-2000
Telex 298453
Fax 612/490-4333