Form 10-Q
period 1994-03-31
ST JUDE MEDICAL INC
filed 1994-05-06
CIK 203077

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended March 31, 1994           Commission File Number 0-8672


                           ST. JUDE MEDICAL, INC.
           (Exact name of registrant as specified in its charter)


MINNESOTA                                       41-1276891
(State or other jurisdiction      (I.R.S. Employer Identification No.)
of incorporation or organization)

              One Lillehei Plaza, St. Paul, Minnesota   55117
                  (Address of principal executive offices)


                               (612) 483-2000
            (Registrant's telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES  X     NO

The number of shares of common stock, par value $.10 per share, outstanding at April 29, 1994 is 46,463,761.

This Form 10-Q consists of 10 pages consecutively numbered.

The Exhibit Index to this Form 10-Q is set forth on page 9.


PART  I   FINANCIAL INFORMATION

                           ST. JUDE MEDICAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities. Under this pronouncement, debt securities that the Company does not have the positive intent to hold to maturity and all marketable equity securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. The Company adopted the provisions of the new standard for investments held or acquired after January 1, 1994 and has classified all investments as available-for-sale. Previously, the Company had classified its investments as available-for-sale and carried them at amortized cost. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle; however, the effect of this change to reflect the net unrealized holding gains on securities classified as available-for-sale was to increase shareholders' equity at December 31, 1993 by $1,248,000 (net of $764,000 of current deferred income taxes).

There were no realized gains or losses on sales of available-for-sale securities during the first quarter 1994. The net adjustment to unrealized gain (loss) on available-for-sale securities included as a separate component of shareholders' equity was a loss of $1,690,000 (net of $1,036,000 of current deferred income taxes) in the first quarter 1994.


PART I    FINANCIAL INFORMATION

                           ST. JUDE MEDICAL, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
              (Amounts in Thousands, Except Per Share Amounts)
                                (Unaudited)


                               THREE MONTHS ENDED MARCH 31

                                  1994                1993

Net sales                       $66,685             $68,154
Cost of sales                    16,871              16,929

Gross profit                     49,814              51,225

Operating expenses:
    Selling, general &
     administrative              13,785              12,793
    Research & development        2,690               2,714

Total operating expenses         16,475              15,507

Operating profit                 33,339              35,718

Other income                      3,776               3,462

Income before taxes              37,115              39,180

Income tax provision             10,578               9,991

Net income                      $26,537             $29,189

Earnings per share:
    Primary                     $  0.57             $  0.61
    Fully diluted               $  0.57             $  0.61

Dividends paid per share        $  0.10             $  0.10

Shares outstanding
    Primary                       46,649               47,777
    Fully diluted                 46,649               47,777

                             ST. JUDE MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)
                                        March 31  December 31
                                          1994       1993
ASSETS
Current assets:
     Cash and cash equivalents           $ 78,653 $  26,987
     Marketable securities                313,631   342,004
     Accounts receivable, less allowance
       (1994 - $2,027; 1993 - $1,856)      46,241    40,159
     Inventories
          Finished goods                   14,501    15,414
          Work in process                   2,902     2,677
          Raw materials                    13,801    14,422
                                           31,204    32,513
     Other current assets                  10,357     8,247
Total current assets                      480,086   449,910
Property, plant and equipment              68,651    65,962
     Less accumulated depreciation        (19,824) (18,777)
Net property, plant and equipment          48,827    47,185
Other assets                               28,740    29,722

TOTAL ASSETS                             $557,653  $526,817

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses     $49,421   $40,912
Deferred income taxes                       1,664     1,664
Shareholders' equity:
     Preferred stock, par value $1.00
      per share - 25,000,000 shares
      authorized; no shares issued              -         -
     Common stock, par value $.10 per share -
           100,000,000 shares authorized;
           issued and outstanding 1994 -
           46,461,761 shares;
           1993 - 46,414,261                4,646     4,641
     Additional paid-in capital            27,557    27,411
     Retained earnings                    477,692   455,798
     Cumulative translation adjustment     (2,885)   (3,609)
     Unrealized loss on
      available-for-sale securities          (442)        -

Total Shareholders' equity                506,568   484,241

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $557,653  $526,817

NOTE: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             ST. JUDE MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                              THREE MONTHS ENDED
                                                   MARCH 31
                                              1994          1993
Operating Activities:
   Net income                                $26,537       $29,189
   Depreciation and amortization               2,304         2,025
   Working capital change                      2,108           170

 Net cash provided by operating activities    30,949        31,384


Investing Activities:
   Purchases of property,
    plant and equipment                       (2,855)       (5,091)


   Sales (purchases) of available-for-
    sale securities, net                      27,931       (15,043)
   Other investing activities                   ( 60)         (744)

 Net cash provided by (used in)
  investing activities                        25,016       (20,878)

Financing Activities:
   Proceeds from exercise of stock options       149            50
                                              (4,641)       (4,752)
   Cash dividends paid                             -        (2,498)
   Common stock repurchased

   Net cash used in financing activities      (4,492)       (7,200)

Effect of currency exchange
rate changes on cash                             193           (39)

Increase (decrease) in cash
 and cash equivalents                         51,666         3,267



Cash and cash equivalents
 at beginning of year                         26,987        68,346

Cash and cash equivalents at end of period  $ 78,653      $71,613



                           ST. JUDE MEDICAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              (Dollars in Thousands, Except per Share Amounts)


RESULTS OF OPERATIONS:

NET SALES. Net sales for the first quarter 1994 totalled $66,685, a $1,469 (2.2%) decrease from the $68,154 net sales reported in the first quarter 1993. Over 90% of the Company's net sales continued to be derived from the sale of mechanical heart valves.

The quarter-over-quarter decrease in net sales was principally attributable to a strong first quarter 1993 which benefitted from initial inventory stocking orders in the domestic market for the Hemodynamic Plus series of
the St. Jude Medical   mechanical heart valve.  Also, healthcare reform in
the United States appears to be having the effect of reducing the number of open heart procedures, increasing hospital consolidations and decreasing overall hospital inventory levels, the sum of which reduced first quarter 1994 domestic demand for the Company's products from last year's first quarter. In addition, foreign currency translation negatively impacted the net sales comparison by approximately $900, or 1.3%. The overall mechanical heart valve average selling price was negatively impacted by a slight geographic mix shift toward the countries where the Company sells through distributors at prices which are lower than those charged when selling on a direct basis to the hospital.


GROSS PROFIT. Gross margin in the first quarter 1994 decreased to 74.7% from 75.2% in the first quarter 1993. The decline was due to a price increase on purchased mechanical heart valve components, costs associated with the Company's new mechanical heart valve component manufacturing facility (the "Woodridge facility") and a higher mix of net sales in distributor-based lower margin international markets.

While gross margin can be affected by geographic sales mix, product sales mix and manufacturing site production mix, the Company expects that 1994 gross margins will be less than 1993 gross margins as a result of increased costs of purchased components, higher costs associated with the Woodridge facility and increased sales in countries where the Company utilizes distributors.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses in the first quarter 1994 increased $992, or 7.8%, over the comparable 1993 period. As a percentage of net sales, SG&A in the first quarter 1994 increased to 20.7% from 18.8% in 1993. The higher expense level was primarily associated with new domestic marketing programs and an expanded domestic direct sales force which were instituted in response to the Food and Drug Administration's September 1993 approval of a competitor's mechanical heart valve. In addition, the Company incurred significant expenses related to obtaining ISO 9000 certification which, when received, will further improve the Company's competitive position internationally.


RESEARCH AND DEVELOPMENT. Research and development expenses totalled $2,690 in the first quarter 1994, a $24 (.9%) decrease from the comparable 1993 period. The decrease was attributable to reduced funding of the Hancock Jaffe Laboratories joint venture due to the completion of the development phase of the new SJM X-CellTM tissue heart valve. In addition, lower expense levels were incurred in connection with the development of an advanced intra-aortic balloon pump as that product moved closer to completion.

OTHER INCOME. Other income in the first quarter 1994 increased $314, or 9.1%, over the first quarter 1993. The increase was due primarily to the additional interest on higher investment balances which was partially offset by lower investment rates of return. Maturing investments are currently being invested for shorter durations in anticipation of the Company's execution of its diversification strategy, and accordingly, a reduced investment rate of return will be reflected in future earnings.

INCOME TAX PROVISION. The Company's effective income tax rate was 28.5% in the first quarter 1994, a three percentage point increase over the 25.5% effective income tax rate in the first quarter 1993. The higher effective tax rate was mainly attributable to reduced tax benefits derived from the Company's Puerto Rican operations as a result of changes to Internal Revenue Code (IRC) section 936 which were enacted as part of The Omnibus Budget Tax Reconciliation Act of 1993.

NET INCOME. Net income in the first quarter 1994 of $26,537 decreased 9.1% from the $29,189 in the first quarter 1993. Earnings per share decreased 6.6% from $.61 to $.57 per share between the two quarters.

OUTLOOK. While the Company's core mechanical heart valve business remains strong, competitive pressures, hospital consolidations and healthcare reform agendas continue to negatively impact product sales and pricing flexibility.

An Internal Revenue Service proposed change to IRC Section 936 regulations pertaining to the computation of Puerto Rican profits would, if enacted, further reduce the tax benefits the Company derives from its Puerto Rican operations. The Company cannot predict when or if the proposed regulation will become final. No provision has been made for this proposed regulation change.

The Company is actively seeking diversification opportunities in the form of acquisitions, joint ventures, partnerships and investments in emerging technology companies, as well as through internal research and development. The Company cannot predict the size or timing of such diversification activities.

FINANCIAL CONDITION:

The financial condition of the Company at March 31, 1994, continues to be strong. Cash and marketable securities increased to $392,284 at March 31, 1994, an increase of $23,293 from $368,991 at December 31, 1993, principally as a result of cash flow from operations. The ratio of current assets to current liabilities was 9.7 to 1 at March 31, 1994.

Total assets increased $30,836 during the first quarter 1994. In addition to the increase in cash and marketable securities, accounts receivable increased by $6,082 in the quarter as first quarter 1994 net sales were $8,087 higher than fourth quarter 1993 net sales.

The $8,509 increase in current liabilities was principally due to an increase in accrued income taxes, most of which will be payable in the second quarter.

Shareholders' equity increased $22,327 during the quarter to $506,568. The increase resulted from net income of $26,537, a foreign currency translation adjustment of $724 and $149 associated with the exercise of stock options and the issuance of restricted stock, less cash dividends of $4,641 and a net unrealized loss on investments of $442.



PART II   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The Company is a named defendant in a purported class action captioned Weisburgh, et al. v. St. Jude Medical, Inc., et al. filed July 2, 1992, in the United States District Court for the District of Minnesota and later amended. The second amended complaint also names as defendants certain officers and directors alleged to control the Company. The plaintiff purports to represent a class consisting of all persons who purchased common stock of the Company during the period from December 17, 1991, through July 2, 1992. The second amended complaint alleges that the defendants deceived the investing public regarding the Company's finances, financial condition and present and future prospects and induced the plaintiff class to purchase the Company's common stock during the period prior to July 2, 1992, at inflated prices. The second amended complaint asserts claims for federal securities fraud, common law fraud and negligent misrepresentation. The second amended complaint seeks damages (including punitive damages) in an unspecified amount, attorneys' fees, costs and expenses. On March 2, 1993, the Company and the other defendants moved to dismiss all claims for failure to state a claim for relief and failure to plead fraud with particularity. In its Order dated May 28, 1993, the court denied the defendants' motion at that time but directed the plaintiff to file a second amended complaint with more particularized allegations of fraud. The plaintiff has filed a second amended complaint and on June 28, 1993, the Company and the other defendants moved to dismiss the second amended complaint for failure to state a claim for relief and failure to plead fraud with particularity. The plaintiff has moved for a class certification. Both motions are under advisement. The Company believes that the second amended complaint is without merit and intends to pursue a vigorous defense of the action.

The Company is unaware of any other pending legal proceedings which it regards as likely to have a material adverse effect on its business.

Item 2.   CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS      None

Item 3.   DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES   Not Applicable



Item 4.   RESULTS OF VOTES OF SECURITY HOLDERS

        The Company held its annual meeting of shareholders on May 4, 1994. In conjunction therewith, proxies were solicited in accordance with Regulation 14A. The following actions were taken:

(1) Ronald A. Matricaria, Charles V. Owens, Jr., and Walter L. Sembrowich were elected to the Board of Directors for terms ending in 1997. Shareholders approved management's nominees to the Board of Directors by votes as follows: 35,723,208, 35,729,498 and 35,741,298 in favor, 436,390, 430,100 and 418,300 withheld for
        Messrs. Matricaria, Owens and Sembrowich, respectively. Six other directors are serving unexpired terms as follows: James S. Womack, Frank A. Ehmann and William R. Miller - through 1995; and Lawrence
        A. Lehmkuhl, Thomas H. Garrett III and Roger G. Stoll - through
        1996.

(2)     The shareholders approved the St. Jude Medical, Inc. 1994 Stock
        Option Plan by a vote of 21,511,215 in favor of the Plan, 3,875,397 opposed to the Plan and 636,938 abstained from voting.
(3) The shareholders approved the reappointment of Ernst & Young as the Company's independent auditing firm for the current fiscal year by a vote of 35,792,541 in favor of the reappointment, 186,098 opposed to the reappointment and 180,959 abstained from voting.



Item 5.   OTHER INFORMATION                                            None

Item 6.   EXHIBITS and REPORTS ON FORM 8-K
(a)       Exhibits

          Exhibit
          Number  Exhibit

          2       Not applicable
          4       Amended and Restated Rights Agreement dated as of June
                  26, 1990 between the Company and Norwest Bank
                  Minneapolis, N.A., as Rights Agent including the
                  Certificate of Designation, Preferences and Rights of
                  Series A Junior Participating Preferred Stock is
                  incorporated by reference to Exhibit 1 of the
                  Registrant's Form 8 Amendment 2 to Form 8-A dated July 6,
                  1990.
          10      Not applicable
          22      Not applicable
          23      Not applicable
          24      Not applicable

(b)     Form 8-K Dated January 4, 1994.

Item 2.   Acquisition or Disposition of Assets

          Termination of the Agreement and Plan of Merger with Electromedics, Inc.


                                 SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ST. JUDE MEDICAL, INC.



DATE                                                STEPHEN L. WILSON
                                                Vice President - Finance
                                               and Chief Financial Officer
                                                 (Principal Financial and
                                                     Accounting Officer)