Form 10-Q
period 1994-06-30
ST JUDE MEDICAL INC
filed 1994-08-09
CIK 203077

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended June 30, 1994 Commission File Number 0-8672


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


                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES  X     NO

The number of shares of common stock, par value $.10 per share, outstanding at July 29, 1994 is 46,481,122.

This Form 10-Q consists of 10 pages consecutively numbered.

The Exhibit Index to this Form 10-Q is set forth on page 10.




                                  1 of 10

PART  I   FINANCIAL INFORMATION


                             ST. JUDE MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this pronouncement, debt securities that the Company does not have the positive intent to hold to maturity and all marketable equity securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. The Company adopted the provisions of the new standard for investments held or acquired after January 1, 1994 and has classified all investments as available-for-sale. Previously, the Company had classified its investments as available-for-sale and carried them at amortized cost. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle; however, the effect of this change to ref-lect the net unrealized holding gains on securities classified as available-for-sale was to increase shareholders' equity at December 31, 1993 by $1,248,000 (net of $764,000 of current deferred income taxes).

There were no realized gains on sales of available-for-sale securities during the second quarter and first six months of 1994. The net adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of shareholders' equity was a gain of $122,000 (net of $74,000 of current deferred income taxes) for the second quarter of 1994 and a loss of $1,568,000 (net of $962,000 of current deferred income taxes) for the first six months of 1994.

                                  2 of 10

                          PART I FINANCIAL INFORMATION

                             ST. JUDE MEDICAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                            THREE MONTHS         SIX MONTHS
                                           ENDED JUNE 30        ENDED JUNE 30
                                           1994      1993      1994       1993
Net sales                                $66,736   $66,944   $133,421   $135,098
Cost of sales                             16,459    16,327     33,330     33,256

Gross profit                              50,277    50,617    100,091    101,842

Operating expenses:
  Selling, general & administrative       14,142    12,641     27,927     25,434
  Research & development                   2,557     2,827      5,247      5,541

Total operating expenses                  16,699    15,468     33,174     30,975

Operating profit                          33,578    35,149     66,917     70,867

Other income                               3,071     3,566      6,847      7,028

Income before taxes                       36,649    38,715     73,764     77,895

Income tax provision                      10,445     9,872     21,023     19,863

Net income                               $26,204   $28,843   $ 52,741   $ 58,032

Earnings per share:
  Primary                                $  0.56   $  0.61   $   1.13   $   1.22
  Fully diluted                          $  0.56   $  0.61   $   1.13   $   1.22

Dividends paid per share                 $  0.10   $  0.10   $   0.20   $   0.20

Shares outstanding
  Primary                                 46,671    47,326     46,660     47,551
  Fully diluted                           46,790    47,403     46,777     47,623




                                  3 of 10

PART I                           FINANCIAL INFORMATION (continued)

                             ST. JUDE MEDICAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                 JUNE 30    DECEMBER 31
                                                   1994         1993
ASSETS                                          (UNAUDITED)   (NOTE 1)
Current assets:
  Cash and cash equivalents                      $108,793    $  26,987
  Marketable securities                           294,581      342,004
  Accounts receivable, less allowance
    (1994 - $2,189; 1993 - $1,856)                 45,880       40,159
  Inventories
    Finished goods                                 14,918       15,414
    Work in process                                 2,659        2,677
    Raw materials                                  14,530       14,422
                                                   32,107       32,513
  Other current assets                             11,151        8,247
Total current assets                              492,512      449,910
Property, plant and equipment                      70,923       65,962
  Less accumulated depreciation                   (21,150)     (18,777)
Net property, plant and equipment                  49,773       47,185
Other assets                                       28,002       29,722

TOTAL ASSETS                                     $570,287     $526,817

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses           $  40,235    $  40,912
Deferred income taxes                               1,664        1,664
Shareholders' equity:
  Preferred stock, par value $1.00 per share -
    25,000,000 shares authorized; no shares issued     --           --
  Common stock, par value $.10 per share -
    100,000,000 shares authorized;  issued and
    outstanding 1994 - 46,481,122 shares;
    1993 - 46,414,261                               4,648        4,641
  Additional paid-in capital                       28,103       27,411
  Retained earnings                               499,252      455,798
  Cumulative translation adjustment                (2,047)      (3,609)
  Unrealized loss on available-for-sale securities (1,568)          --
Total shareholders' equity                        528,388      484,241

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $570,287     $526,817

NOTE: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                    4 of 10

PART I                     FINANCIAL INFORMATION (continued)



                             ST. JUDE MEDICAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30
                                                                1994      1993
Operating Activities:
  Net income                                                $  52,741   $ 58,032
  Depreciation and amortization                                 4,408      4,299
  Working capital change                                       (7,574)    (5,017)

  Net cash provided by operating activities                    49,575     57,314


Investment Activities:
  Purchases of property, plant and equipment                   (5,144)    (9,622)
  Sales (purchases) of available-for-sale securities, net      45,855    (64,186)
  Other investing activities                                      (83)    (3,443)

  Net cash provided by (used in) investing activities          40,628    (77,251)

Financing Activities:
  Proceeds from exercise of stock options                         699      1,568
  Cash dividends paid                                          (9,287)    (9,447)
  Common stock repurchased                                       --      (18,373)

  Net cash used in financing activities                        (8,588)   (26,252)

Effect of currency exchange rate changes on cash                  191       (293)

Increase (decrease) in cash and cash equivalents               81,806    (46,482)
Cash and cash equivalents at beginning of year                 26,987     68,346

Cash and cash equivalents at end of period                  $ 108,793   $ 21,864





                                    5 of 10

                             ST. JUDE MEDICAL, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in Thousands except per Share Amounts)

RESULTS OF OPERATIONS:

NET SALES. Net sales totalled $66,736 and $66,944 in the second quarter 1994 and 1993, respectively. For the first six months of 1994, net sales totalled $133,421, a $1,677 (1.2%) decrease from net sales recorded in the comparable period of 1993. The majority of net sales were derived from the sale of mechanical heart valves.

The $208 (.3%) decrease in net sales for the quarter as compared to 1993 reflected slightly higher mechanical heart valve unit sales, offset by a lower overall average selling price attributable to a shift in sales to countries where the Company sells through distributors at lower prices than those charged in countries where sales are made directly to hospitals. In addition, foreign currency translation decreased net sales by approximately $550 (.8%) for the quarter.

During the first six months of 1994, the net sales decrease from the comparable 1993 period resulted from a slight decline in domestic unit sales of mechanical heart valves as well as the shift toward distributor based business noted above. The first half of 1993 benefited from initial inventory stocking orders for the Hemodynamic Plus series of the St. Jude Medical(R) mechanical heart valve in the U.S.. Foreign currency translation decreased net sales by approximately $1,450, or 1.1% for the first six months of 1994.

GROSS PROFIT. The second quarter 1994 gross profit was $50,277, or 75.3% of net sales, as compared to $50,617, or 75.6% of net sales, during the comparable 1993 period. For the first six months of 1994 and 1993, gross profit was $100,091, or 75.0% of net sales, and $101,842, or 75.4% of net sales, respectively. The slight decrease in gross profit margins for both periods was principally associated with foreign currency translation, a price increase on purchased mechanical heart valve components, costs relating to the Company's new mechanical heart valve component manufacturing facility and a lower overall average selling price attributable to a higher percentage of distributor sales. These items were partially offset by higher domestic selling prices and manufacturing efficiencies in the production of components and assembly of heart valves.

SELLING, GENERAL AND ADMINISTRATIVE. For the second quarter 1994, selling, general and administrative (SG&A) expenses were $14,142, a $1,501 (11.9%) increase over the $12,641 recorded in the second quarter 1993. On a year-to-date basis, 1994 SG&A expenses totalled $27,927, a $2,493 (9.8%) increase over the $25,434 recorded in 1993.

The second quarter and first six month SG&A expense increases were primarily associated with the expansion of the Company's worldwide sales forces in response to increased competition, higher marketing expenditures attributable to product line extensions and new products, and costs relating to obtaining ISO 9000 certification.

                                  6 of 10


RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses were $2,557 and $2,827 for the second quarters of 1994 and 1993, respectively. For the first six months, R&D expenses totalled $5,247 and $5,541 for 1994 and 1993, respectively.

The decrease in R & D expense from 1993 for both the second quarter and the first six months was attributable to reduced funding of the Hancock Jaffe Laboratories joint venture due to the completion of the development phase of the new SJM X-CellTM tissue heart valve. Also, lower expense levels were incurred in connection with the development of an advanced intra-aortic balloon pump as that product moved closer to production.

OTHER INCOME. Other income for the second quarter 1994 decreased $495 to $3,071 as compared to the second quarter 1993. For the first six months, other income totalled $6,847 and $7,028 for 1994 and 1993, respectively. The decrease for both the second quarter and the first six months resulted from lower investment rates of return as rollover investments were invested for shorter durations in anticipation of the need to fund diversification activities and unrealized foreign exchange losses.

INCOME TAX PROVISION. The Company's 1994 effective income tax rate was 28.5% as compared to 25.5% in 1993. The increase was principally attributable to reduced tax benefits available from the Company's Puerto Rican operations as a result of The Omnibus Budget Tax Reconciliation Act of 1993.

NET INCOME. Net income for the second quarter 1994 of $26,204 decreased $2,639, or 9.1%, from the $28,843 reported in the second quarter 1993. Earnings per share decreased to $.56 from $.61 between the two quarters.

For the first six months, net income was $52,741 and $58,032 for 1994 and 1993, respectively. Earnings per share in 1994 on a year-to-date basis decreased 7.4% to $1.13 from $1.22 in the first six months of 1993.

OUTLOOK. The Company's core mechanical heart valve business remains strong; however, both domestic as well as international competitive pressures, hospital consolidations and healthcare reform worldwide are expected to reduce pricing flexibility and could further impact unit sales growth.

An Internal Revenue Service proposed change to IRC Section 936 regulations pertaining to the computation of Puerto Rican profits would, if finalized, further reduce the tax benefits the Company derives from its Puerto Rican operations. The Company cannot predict when or if the proposed regulation will become final. No provision has been made for this proposed regulation change.

On June 28, 1994, the Company announced it had signed a definitive agreement to acquire the worldwide cardiac rhythm management business of Siemens AG for a price in excess of
                                  7 of 10

$500,000. The acquisition is anticipated to close on or before September 30, 1994. For the year ended September 30, 1993, net sales of this business exceeded $360,000. The Company will continue to actively seek other diversification opportunities in the form of acquisitions, joint ventures, partnerships and investments in emerging technology companies, as well as through internal research and development. The Company cannot predict the size or timing of such diversification activities.

FINANCIAL CONDITION: The financial condition of the Company at June 30, 1994 continues to be strong. Cash and marketable securities increased to $403,374 at June 30, 1994, an increase of $11,090 from the March 31, 1994 balance of $392,284. The increase is primarily the result of cash flow from operations. The ratio of current assets to current liabilities was 12.2 to 1 at June 30, 1994.

The acquisition of Siemens AG's cardiac rhythm management business will significantly change the Company's capital structure. The acquisition will be funded by a combination of cash and bank debt. Bank borrowings are anticipated to be approximately $250,000.

Total assets increased $43,470 during the first six months of 1994. In addition to the cash and marketable securities increase, accounts receivable increased $5,721 due to the shift to distributor based sales, as well as second quarter net sales which were $8,138 higher than fourth quarter 1993 net sales.

Shareholders' equity increased $44,147 during the first six months of 1994 to $528,388. The increase resulted from net income of $52,741, a foreign currency translation adjustment of $1,562, and $699 associated with the exercise of stock options and the issuance of restricted stock less cash dividends of $9,287 and a net unrealized loss on investments of $1,568.



                                  8 of 10

PART II   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          The Company is a named defendant in a purported class action captioned Weisburgh, et al. v. St. Jude Medical, Inc., et al. filed July 2, 1992, in the United States District Court for the District of Minnesota and later amended. The second amended complaint also names as defendants certain officers and directors alleged to control the Company. The plaintiff purports to represent a class consisting of all persons who purchased common stock of the Company during the period from December 17, 1991, through July 2, 1992. The second amended complaint alleges that the defendants deceived the investing public regarding the Company's finances, financial condition and present and future prospects and induced the plaintiff class to purchase the Company's common stock during the period prior to July 2, 1992, at inflated prices. The second amended complaint asserts claims for federal securities fraud, common law fraud and negligent misrepresentation. The second amended complaint seeks damages (including punitive damages) in an unspecified amount, attorneys' fees, costs and expenses. On March 2, 1993, the Company and the other defendants moved to dismiss all claims for failure to state a claim for relief and failure to plead fraud with particularity. In its Order dated May 28, 1993, the court denied the defendant's motion at that time but directed the plaintiff to file a second amended complaint with more particularized allegations of fraud. The plaintiff has filed a second amended complaint and on June 28, 1993, the Company and the other defendants moved to dismiss the second amended complaint for failure to state a claim for relief and failure to plead fraud with particularity. The plaintiff has moved for a class certification. Both motions are under advisement. The Company believes that the second amended complaint is without merit and intends to pursue a vigorous defense of the action.

          The Company is unaware of any other pending legal proceedings which it regards as likely to have a material adverse effect on its business.

Item 2.   CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS           None

Item 3.   DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES        Not Applicable

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                 None

Item 5.   OTHER INFORMATION                                                 None

Item 6.   EXHIBITS and REPORTS ON FORM 8-K

          The exhibit index can be found on page 10. There were no Reports on Form 8-K filed during the quarter.



                                  9 of 10

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


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                          ST. JUDE MEDICAL, INC.


     8/8/94                                         /STEPHEN L. WILSON/
      DATE                                          STEPHEN L. WILSON
                                                    Vice President - Finance
                                                    and Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)


                                 10 of 10