Form 10-Q
period 1994-09-30
ST JUDE MEDICAL INC
filed 1994-11-07
CIK 203077

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended September 30, 1994     Commission File Number 0-8672


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

YES  X     NO

The number of shares of common stock, par value $.10 per share, outstanding at October 31, 1994 is 46,481,622.

This Form 10-Q consists of 11 pages consecutively numbered.

The Exhibit Index to this Form 10-Q is set forth on page 11.

PART I   FINANCIAL INFORMATION


                             ST. JUDE MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended
September 30, 1994 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


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

A net realized loss of $416,000 was recorded on sales of available-for-sale securities during the third quarter and first nine months of 1994. The net adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of shareholders' equity was a gain of $924,000 (net of $567,000 of current deferred income taxes) for the third quarter of 1994 and a loss of $644,000 (net of $395,000 of current deferred income taxes) for the first nine months of 1994.

NOTE 3 - BUSINESS COMBINATION

Effective September 30, 1994, the Company acquired substantially all the assets of the worldwide cardiac rhythm management business of Siemens AG (the "Business"), pursuant to two asset purchase agreements. The Business consisted of the tangible and intangible assets, properties, rights and goodwill.

The Company paid $524.3 million for the Business pending final adjustments based on the audited net book value of the net assets transferred to the Company. The acquisition was funded by a combination of cash ($274.3 million) and debt ($250.0 million).

Since the acquisition was effective at the close of the last business day of the quarter and the purchase price allocation was not final, the accompanying financial statements reflect the estimated allocation of the purchase price.

The acquisition was accounted for as a purchase. Since the purchase price and the allocation of the purchase price were not final, an estimate of the effect of the acquisition was included in the September 30, 1994 balance sheet. The components of the allocation were: accounts receivable ($87,000), inventories ($84,000), property plant and equipment ($84,000), goodwill ($334,300) and accounts payable and accrued expenses ($65,000). The purchase price and the allocation of same is expected to be finalized in the fourth quarter.

NOTE 4 - CONTINGENCY

Due to the January, 1994 California earthquake, earthquake insurance is currently difficult to procure, extremely costly, and restrictive in terms of coverage. For these reasons, the Company has not procurred earthquake and related business interruption insurance for its operations located in Los Angeles County, California. Although certain losses resulting from an earthquake are covered under other insurance policies owned by the Company, the absence of earthquake insurance represents a potential exposure for the Company. Any uninsured loss could have an adverse impact on the Company.

PART I   FINANCIAL INFORMATION

                             ST. JUDE MEDICAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                             THREE MONTHS          NINE MONTHS
                                                           ENDED SEPTEMBER 30   ENDED SEPTEMBER 30
                                                             1994      1993       1994       1993
Net sales                                                  $62,468  $58,946     $195,889   $194,044
Cost of sales                                               15,477   13,998       48,807     47,254
                                                           -------  -------     --------   --------

Gross profit                                                46,991   44,948      147,082    146,790

Operating expenses:
     Selling, general & administrative                      13,720   11,601       41,647     37,035
     Research & development                                  2,539    2,778        7,786      8,319
                                                           -------  -------      -------    -------

Total operating expenses                                    16,259   14,379       49,433     45,354
                                                           -------  -------      -------    -------

Operating profit                                            30,732   30,569       97,649    101,436

Other income                                                 3,518    3,542       10,365     10,570
                                                           -------  -------     --------   --------

Income before taxes                                         34,250   34,111      108,014    112,006

Income tax provision                                         9,761    8,139       30,784     28,002
                                                           -------   ------      -------    -------

Net income                                                 $24,489  $25,972      $77,230    $84,004
                                                           =======  =======     ========    =======

Earnings per share:
     Primary                                              $   0.52 $   0.55     $   1.65   $   1.77
                                                          ======== ========     ========   ========
     Fully diluted                                        $   0.52 $   0.55     $   1.65   $   1.77
                                                          ======== ========     ========   ========

Dividends paid per share                                  $   0.10 $   0.10     $   0.30   $   0.30
                                                          ======== ========     ========   ========

Shares outstanding
     Primary                                                46,816   47,114       46,712     47,407
     Fully diluted                                          46,910   47,114       46,890     47,433


                             ST. JUDE MEDICAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                        September 30   December 31
                                                            1994           1993
ASSETS                                                   (Unaudited)      (Note)
                                                        ------------   -----------

Current assets:
     Cash and cash equivalents                           $  21,565    $   26,987
     Marketable securities                                 103,961       342,004
     Accounts receivable, less allowance
        (1994 - $1,984; 1993 - $1,856)                     135,408        40,159
     Inventories
        Finished goods                                     100,481        15,414
        Work in process                                      2,380         2,677
        Raw materials                                       15,180        14,422
                                                         ---------    ----------
                                                           118,041        32,513
     Other current assets                                   10,534         8,247
                                                         ---------    ----------
Total current assets                                       389,509       449,910
Property, plant and equipment                              160,403        65,962
     Less accumulated depreciation                         (21,110)      (18,777)
                                                         ---------    ----------
Net property, plant and equipment                          139,293        47,185
Other assets                                               380,648        29,722
                                                         ---------    ----------

TOTAL ASSETS                                             $ 909,450    $  526,817
                                                         =========    ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                    $ 108,223    $   40,912
Long term debt                                             250,000          --
Deferred income taxes                                        1,664         1,664
Shareholders' equity:
     Preferred stock, par value $1.00 per share -
        25,000,000 shares authorized; no shares issued        --            --
     Common stock, par value $.10 per share -
        100,000,000 shares authorized;  issued and
        outstanding 1994 - 46,481,122 shares;
        1993 - 46,414,261                                    4,648         4,641
     Additional paid-in capital                             28,192        27,411
     Retained earnings                                     519,093       455,798
     Cumulative translation adjustment                      (1,726)       (3,609)
     Unrealized loss on available-for-sale securities         (644)         --
                                                         ---------    ----------
Total shareholders' equity                                 549,563       484,241
                                                         ---------    ----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $ 909,450    $  526,817
                                                         =========    ==========

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

                             ST. JUDE MEDICAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                                   1994          1993
                                                               ----------    ----------

Operating Activities:
     Net income                                                $   77,230    $   84,004
     Depreciation and amortization                                  6,825         6,533
     Working capital change                                        (8,702)       (1,104)
                                                               ----------    ----------

     Net cash provided by operating activities                     75,353        89,453
                                                               ----------    ----------


Investment Activities:
     Purchases of property, plant and equipment                   (11,931)      (13,356)
     Sales (purchases) of available-for-sale securities, net      237,399       (56,466)
     Acquisition (Note 3)                                        (524,300)         --
     Other investing activities                                   (19,470)      (13,983)
                                                               ----------    ----------

     Net cash used in investing activities                       (318,302)      (83,805)
                                                               ----------    ----------

Financing Activities:
     Proceeds from exercise of stock options                          788         1,688
     Cash dividends paid                                          (13,935)      (14,144)
     Common stock repurchased                                        --         (31,762)
     Proceeds from issuance of long-term debt                     250,000          --
                                                               ----------    ----------

     Net cash provided by (used in)  financing activities         236,853       (44,218)
                                                               ----------    ----------

Effect of currency exchange rate changes on cash                      674          (227)
                                                               ----------    ----------

Decrease in cash and cash equivalents                              (5,422)      (38,797)
Cash and cash equivalents at beginning of year                     26,987        68,346
                                                               ----------    ----------

Cash and cash equivalents at end of period                     $   21,565    $   29,549
                                                               ==========    ==========

                             ST. JUDE MEDICAL, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in thousands except per share amounts)

RESULTS OF OPERATIONS:

NET SALES. Net sales totalled $62,468 and $58,946 in the third quarter 1994 and 1993, respectively; a 6.0% increase. For the first nine months of 1994, net sales totalled $195,889, a $1,845 or 1.0% increase from net sales recorded in the comparable period of 1993. Most of the net sales were derived from the sale of mechanical heart valves.

The increase in net sales for the quarter as compared to 1993 was primarily attributable to mechanical heart valve unit sales improvements in all markets except Western Europe which experienced a small decline in unit sales. In addition, foreign currency translation increased net sales by approximately $870, or 1.5%.

During the first nine months of 1994, net sales increased primarily because of mechanical heart valve domestic price increases and market penetration in certain developing countries. Foreign currency translation decreased net sales by approximately $575, or .3%

GROSS PROFIT. The third quarter 1994 gross profit was $46,991, or 75.2% of net sales, as compared to $44,948, or 76.3% of net sales, during the comparable 1993 period. For the first nine months of 1994 and 1993, gross profit was $147,082, or 75.1% of net sales, and $146,790, or 75.6% of net sales, respectively.

The decreases in gross margin for the quarter and the nine month period were principally associated with a price increase on purchased mechanical heart valve components, costs relating to the Company's new mechanical heart valve component manufacturing facility, a lower worldwide average selling price attributable to a higher percentage of distributor based sales partially offset by price increases and certain manufacturing efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE. For the third quarter 1994, selling, general and administrative (SG&A) expenses were $13,720, a $2,119, or 18.3% increase over the $11,601 recorded in the third quarter 1993. On a year-to-date basis, 1994 SG&A expenses totalled $41,647, a $4,612, or 12.5% increase over the $37,035 recorded in 1993.

The quarterly and nine month increases were primarily associated with the expansion of the Company's sales forces in response to increased worldwide competition, higher marketing expenditures attributable to product line extensions and new products and costs relating to obtaining ISO 9000 certification.

RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses were $2,539 and $2,778 for the third quarters of 1994 and 1993, respectively. For the first nine months, R&D expenses totalled $7,786 and $8,319 for 1994 and 1993, respectively.

The decrease from 1993 for both the quarter and the first nine months was attributable to reduced funding of the Hancock Jaffe Laboratories joint venture due to the completion of the development phase of the new SJM X-CellTM tissue heart valve. Also, lower expense levels were incurred in connection with the development of an advanced intra-aortic balloon pump as that product moved closer to completion.

OTHER INCOME. Other income for the third quarter 1994 decreased $24 to $3,518 as compared to the third quarter 1993. For the first nine months, other income totalled $10,365 and $10,570 for 1994 and 1993, respectively. The quarter and nine month decreases resulted from lower investment rates of return as longer term investments were reinvested for short terms in anticipation of the acquisition, unrealized losses on foreign exchange contracts due to the decline in the value of the U.S. dollar, and increased joint venture costs and partnership losses.

INCOME TAX PROVISION. The Company's 1994 effective income tax rate was 28.5% as compared to 23.9% and 25.0% in 1993 for the third quarter and first nine months, respectively. The increase was principally attributable to reduced tax benefits available from the Company's Puerto Rican operations as a result of The Omnibus Budget Tax Reconciliation Act of 1993. In addition, last year's third quarter tax provision was favorably affected by a one half of one percentage point reduction in the Company's full year expected effective tax rate for 1993.

NET INCOME. Net income for the third quarter 1994 of $24,489 decreased $1,483, or 5.7%, from the $25,972 reported in the third quarter 1993. Earnings per share decreased to $.52 from $.55 between the two quarters. The Company's 1994 income before taxes of $34,250 increased slightly from last year's level.

For the first nine months, net income was $77,230 and $84,004 for 1994 and 1993, respectively. Earnings per share in 1994 on a year-to-date basis decreased 6.8% to $1.65 from $1.77 in the first nine months of 1993.

OUTLOOK. The Company's core mechanical heart valve business remains strong; however, domestic as well as international competitive pressures, hospital consolidations and healthcare reform on a worldwide scale may have the effect of further reducing pricing flexibility and unit sales growth.

An Internal Revenue Service proposed change to IRC Section 936 regulations pertaining to the computation of Puerto Rican profits would, if enacted, further reduce the tax benefits the Company derives from its Puerto Rican operations. The Company cannot predict when or if the proposed regulation will become final. No provision has been made for this proposed regulation change.

During the third quarter, the Company acquired the worldwide cardiac rhythm management business of Siemens AG for approximately $525,000. The acquisition was effective September 30, 1994. For the year ended September 30, 1993, net sales of this business approximated $360,000. The Company will continue to actively seek other diversification opportunities in the form of acquisitions, joint ventures, partnerships and investments in emerging technology companies, as well as through internal research and development. The Company cannot predict the size or timing of such diversification activities.

FINANCIAL CONDITION: The acquisition of the Siemens cardiac rhythm management business (Pacesetter) significantly changed the Company's capital structure. The Pacesetter acquisition cost of $524,300 was funded by a combination of cash ($274,300) and bank debt ($250,000).

The financial condition of the Company at September 30, 1994, continues to be strong. Cash and marketable securities totalled $125,526 at September 30, 1994, a decrease of $277,848 from the June 30, 1994 balance of $403,374. The decrease principally resulted from the Pacesetter acquisition. The ratio of current assets to current liabilities was 3.6 to 1 at September 30, 1994.

Total assets increased $382,633 during the first nine months of 1994 principally due to the Pacesetter acquisition. In the third quarter the Company made an equity investment of $12,000 in EndoVascular Technologies, Inc., a medical device manufacturer targeting the repair of abdominal aortic aneurysms. Also in the third quarter, the Company made an additional equity investment of $4,070 in InControl, Inc. a medical device manufacturer addressing atrial fibrillation.

As previously announced, the Company's Board of Directors elected to discontinue the Company's $.10 per share quarterly cash dividend effective with the September 30, 1994 closing of the Pacesetter acquisition.

Shareholder's equity increased $65,322 during the first nine months of 1994 to $549,563. The increase resulted from net income of $77,230, a foreign currency translation adjustment of $1,883 and $788 associated with the exercise of stock options and the issuance of restricted stock less cash dividends of $13,935 and a net unrealized loss on investments of $644.

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

Item 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS             None

Item 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES          Not Applicable

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                   None

Item 5. OTHER INFORMATION                                                   None

Item 6.EXHIBITS and REPORTS ON FORM 8-K

              The exhibit index can be found on page 11. There were no Reports on Form 8-K filed during the quarter.


              (a) Exhibits

              Exhibit               Exhibit
              Number

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

                      10                Not applicable

                      22                Not applicable

                      23                Not applicable

                      24                Not applicable

                      27 Financial Data Schedule (filed in electronic format for SEC use only).
              (b) Form 8K

                      Item 2.           Acquisition or Disposition of Assets

                                        On  October  14,  1994,  the  registrant
                                        filed an 8-K dated  September  30, 1994,
                                        in  respect  of the  acquisition  of the
                                        worldwide   cardiac  rhythm   management
                                        business of Siemens, AG, pursuant to two asset purchase agreements.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                 ST. JUDE MEDICAL, INC.


 10/31/94                                         /STEPHEN L. WILSON/
DATE                                               STEPHEN L. WILSON
                                                  Vice President - Finance
                                                 and Chief Financial Officer
                                                (Principal Financial and
                                                    Accounting Officer)