Form 10-K
ST JUDE MEDICAL INC
filed 1995-03-31
CIK 203077

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                            FORM 10-K ANNUAL REPORT

[X]               ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, or will not be contained, to the best of the Registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing
requirements for the past 90 days. *   YES ___  NO _x_

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.73 billion at March 9, 1995, when the closing sale price of such stock, as reported on the NASDAQ National Market System, was $37.50.

     The number of shares outstanding of the Registrant's Common Stock, $.10 par value, as of March 9, 1995, was 46,491,032 shares.

     Portions of the Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference in Parts I, II and IV. Portions of the Proxy Statement dated March 27, 1995, are incorporated by reference in Part III.

     *The Form 8K for the Pacesetter acquisition was filed without financials. Those financials are filed with this 10K.

     The exhibit index is set forth on pages 16, 17, 18 and 19. This Form 10-K consists of 161 pages, consecutively numbered 1 through 161.


                             ST. JUDE MEDICAL, INC.

                                   1994 10-K

                                     PART I

Item 1.  BUSINESS

GENERAL

     St. Jude Medical, Inc. (the "Company") develops, manufactures and markets medical device products for cardiovascular applications. The Company's products are distributed worldwide through a combination of direct sales personnel and independent manufacturers' representatives.

     Effective September 30, 1994, St. Jude Medical acquired from Siemens AG substantially all the worldwide assets of its cardiac rhythm management operations ("Pacesetter"). The acquisition significantly expanded the Company's product offerings and provided a platform for potential further diversification of its business.

     The Company operates through four divisions to focus on the management and growth of its operations. The St. Jude Medical Division is responsible for the Company's mechanical and tissue heart valves and annuloplasty ring products. Pacesetter Division products include bradycardia pulse generators, leads and programmers. The Cardiac Assist Division is responsible for the Company's intra-aortic balloon pump and centrifugal pump systems. The International Division is responsible for marketing, sales and distribution of the Company's products in Europe, Africa and the Middle East.

     Typically, the Company's net sales are somewhat stronger in the first and second quarters and weaker in the third quarter. This results from a tendency by patients to defer, if possible, cardiac procedures during the summer months and from the seasonality of the Western European market where summer vacation schedules normally result in lower orders. Manufacturers' representatives place large orders randomly which can distort the net sales pattern noted above. In addition, new product introductions and regulatory approvals can modify the expected net sales pattern.

PACEMAKERS

     In September 1994, the Company acquired the worldwide cardiac rhythm management operations of Siemens AG ("Pacesetter"). Pacesetter is headquartered in Sylmar, California and has additional manufacturing facilities in Solna, Sweden and East Kilbride, Scotland. The pulse generators and leads produced by Pacesetter treat heart beats that are too slow or irregular; a condition known as bradycardia. Pacesetter produces various models of bradycardia pulse generators and leads. Pulse generators can sense and produce impulses in both the upper and lower chambers of the heart, in appropriate relation to heart activity, and can be non-invasively programmed by the physician to adjust sensing, electrical pulse intensity, duration, rate, and other characteristics.

     The pulse generator, generally referred to as a pacemaker, contains a battery and electronic circuitry. It generates the pacing pulses and monitors the heart activity to sense abnormalities requiring correction. It is most often implanted in the upper chest just below the collarbone. The leads are insulated wires that carry the pulses to the heart and information from the heart back to the pacemaker. A pacemaker uses electrical currents equivalent to those in a healthy heart.

     Pacesetter manufacturers a full line of premium pulse generators for the common modes of cardiac pacing therapy, state-of-the-art active and passive fixation endocardial pacing leads and an external programming unit that utilizes the Company's unique and exclusive PDx(TM) ROM software.

     Dual chamber rate responsive ("DDDR") pacing is the most sophisticated pacing therapy, allowing for pacing and sensing in both chambers of the heart as well as adjusting for patient activity levels. The Pacesetter DDDR product line includes the Synchrony(R) II and the Synchrony(R) III. These products alter their rate based on the patients' intrinsic heart rate or the patient's "activity" as measured by a sensor. These products are the most powerful pulse generators in the market for patient diagnostics, pacing system diagnostics and technical sophistication.

     Dual chamber conventional ("DDDC") pacing allows for both the atrium and ventricle to be sensed and paced and thus offers the patient atrial-ventricular
(AV) synchrony or optimum timing of the movement of blood from the atrium to the ventricle. The DDDC product line consists of various models under the Paragon(TM) name. Paragon(TM) III offers superior patient and pacing system diagnostics, DDI hysteresis, base rates to 160 ppm in single-chamber modes, polarity lock-out based on lead type, ICD compatibility and radio frequency (RF) coupled non-invasive electrophysiologic (EP) test capability.

     Single chamber rate responsive ("SSIR") pacing allows for pacing and sensing in one chamber only. This product line also adjusts pacing to the activity level of the patient. The SSIR product line is made up of various models under the Solus(R) name. The Solus(R) pulse generators are marketed as having the broadest range of flexibility for customized individual patient titration of pacing therapy and the most complete diagnostics of any SSIR in the market.

     Single chamber conventional pacing ("SSIC") is the simplest pacing technology. Traditionally, it has represented the majority of worldwide pulse generator sales. Phoenix(R) III gives many competitive advantages to Pacesetter in this product line. The key product features are patient diagnostis, hysteresis, choice of RF coupled pacing to 600 ppm or triggered mode pacing to 480 ppm for non-invasive EP studies, polarity lock-out based on lead type and an increase in base pacing rates to 160 ppm.

     Microny(TM), a single chamber pacemaker which is the first pacemaker in the world to incorporate the automatic functions with autocapture, was recently introduced in international markets. Autocapture is capable of adjusting the pulse generator's output to provide capture and an appropriate safety margin test on a beat by beat basis. It is the world's smallest pacemaker weighing only 14 grams. The sensor is an accelerometer, a new "ball in a cage" sensor which has excellent sensitivity between the intensity of the patient's body movement and the proper pacing rate.

     Pacesetter is currently introducing a new enhanced platform of DDDR, SSIR, DDDC and SSIC pacing systems called the Trilogy(TM) series. The series is an outgrowth of the highly successful Synchrony(R) platform circuitry and is designed with the philosophy of cardiac optimization. Trilogy has an ovoid shape, initiates automaticity, doubles memory and adds new diagnostics.

HEART VALVES

     General. The Company manufactures and markets a bileaflet pyrolytic carbon coated prosthetic heart valve which it designed and first sold in 1977. A heart valve facilitates the one-way flow of blood through the arteries and heart and prevents significant back flow of blood into the heart. Heart valve replacement may be required because the natural heart valve has congenital defects, is diseased or is malfunctioning. To-date, over 570,000 St. Jude Medical(R) mechanical heart valves have been implanted worldwide.

     The first prosthetic heart valves were used in the 1960s and were mechanical valves made primarily of inert materials, such as plastics and fabrics. Mechanical valves were followed by the development of tissue valves made from the heart valve of a pig or the pericardial tissue of a calf. Mechanical valves, especially those utilizing pyrolytic carbon, offer the advantage of longevity because of the durable nature of pyrolytic carbon. These valves also are less susceptible than tissue valves to calcium build-up which may cause valve malfunctions. The primary advantage of tissue valves is that they generally require little or no patient anticoagulant drug therapy to reduce the possibility of clotting. Such therapy is presently indicated for mechanical valves. Physicians will select either a tissue or a mechanical valve depending upon the patient's requirements and the physician's preference. In the early 1980s, the heart valve market was evenly split between mechanical valves and tissue valves. In 1994, the Company estimates that mechanical valves were approximately 70% of the market, which is consistent with the 1993 mechanical heart valve share of the total heart valve market.

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

     The Company provides a wide range of mechanical heart valve products. Depending upon physician preference, sewing cuffs are made from either polyester fiber or polytetrafluoroethylene fiber. In November 1992, the Company received Food and Drug Administration ("FDA") approval to market its St. Jude Medical(R) mechanical heart valve Hemodynamic Plus Series which provides optimum hemodynamics in patients with a small valvular annulus. In February 1994, the Company received FDA approval to market its collagen impregnated aortic valved graft which combines its aortic heart valve with a collagen impregnated graft and is utilized to replace the aortic heart valve and reconstruct the ascending aorta. The SJM(R) Masters Series Rotatable Valve(TM), a mechanical heart valve with a rotatable cuff, was first implanted in Europe in February 1995.

     Until 1986 all pyrolytic carbon components for the mechanical heart valve were purchased from CarboMedics, Inc. ("CMI"). In 1986, the Company began selling mechanical heart valves internationally utilizing self-manufactured pyrolytic carbon coated components. Since then, the Company has sold over 130,000 valves made from its own pyrolytic carbon coated components. In May 1991, the Company received FDA approval to domestically market the St. Jude Medical(R) mechanical heart valve as assembled with self-manufactured pyrolytic carbon coated components.

     Tissue Valves. In late 1992, the Company introduced in the Canadian and selected Western European markets the Toronto SPV(TM) tissue heart valve. This is a stentless heart valve that offers the potential for superior hemodynamic performance and increased durability as compared to current stented designs. The Company filed with the FDA an Investigational Device Exemption("IDE") application for this valve in 1993 and received FDA approval to begin clinical trials under an IDE in the United States in February 1994. The U.S. clinical trials have been suspended because the Health Care Financing Administration ("HCFA") ceased Medicare and Medicaid funding for "experimental devices." See "Government Regulation."

     Also in 1992, the Company, in a joint venture with Hancock/Jaffe Laboratories, initiated a program to develop a stented tissue heart valve. The first human implant of the SJM X-Cell(TM) bioprosthesis took place in Europe in mid-1994. The joint venture expects to file an IDE application with the FDA by the middle of 1995. The Company cannot presently predict the timing or likelihood of obtaining IDE approval for this product.

     A Pre-Market Approval ("PMA") application for these tissue valve products is expected to be filed with the FDA approximately two years following receipt of IDE approval. See "Government Regulation."

     The Company acquired the assets and business of BioImplant Canada, Inc., a Canadian manufacturer of tissue heart valves, in 1986. The BioImplant(R) tissue valve incorporates a flexible medical grade plastic stent to provide tissue support and improve handling characteristics during implantation. It is sold outside the United States and is not approved for commercial marketing in the United States.

ANNULOPLASTY RINGS

     Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral heart valves. The BiFlex(TM) annuloplasty ring is made from tubular, knitted polyester fabric. The ring can be adjusted either symmetrically or asymmetrically before, during or after placement to produce the desired valve annulus size and configuration.

INTRA-AORTIC BALLOON PUMP SYSTEM

     In 1988, the Company acquired the assets and operations of Aries Medical, Inc., a manufacturer of an intra-aortic balloon pump ("IABP") system. The IABP is a cardiac assist device used to provide temporary support to a weakened or unstable heart generally before and after open-heart surgery and certain angioplasty procedures.

     The Model 700 IABP system consists of a control console and a single-use, balloon-tipped catheter. In IABP therapy, the catheter is inserted percutaneously and is threaded through the circulatory system to position the balloon in the descending thoracic aorta. Once the balloon is properly positioned, the control console is used to adjust the function of a pump that synchronizes the balloon's inflation and deflation with the contraction and relaxation of the heart's left ventricle. This therapy increases the heart's output and the supply of blood to the heart while reducing the heart muscle's workload.

     Over three quarters of annual expenditures on IABP products are for the single-use balloon catheters used with the control consoles. To take advantage of the higher volume portion of the IABP market, the Company's catheters are adaptable for use on competitive IABP consoles. In 1993, the Company introduced its RediGuard(TM) catheter which eases the guiding and placement process. In early 1995, the Company received FDA authorization to market, under the 510(k) pre-market notification procedure, a hydromer coating on its catheters which provides for a lubricous surface designed for ease of placement and guidance.

CENTRIFUGAL PUMP SYSTEM

     In 1989, the Company acquired technology relating to a centrifugal pump system from Symbion, Inc. Centrifugal pumps are used to replace a patient's cardiac function during open heart surgery. Centrifugal pumps are less traumatic to the blood than conventional roller pumps and centrifugal designs reduce the risk of air and tubing emboli entering the blood stream. The Company's Lifestream(TM) centrifugal pump system consists of a single-use pump, a control console, a motor drive, flow transducer and probe.

     The Company entered into a distribution agreement with COBE Cardiovascular Inc. (COBE) late in 1992 which was amended in late 1993. This three-year agreement requires COBE to purchase from the Company specified minimum amounts of pumps and flow probes for the domestic, Canadian and Australian markets. Late in 1993, the Company entered into a non-exclusive distribution agreement with COBE for selected European markets. These agreements allow COBE to include the Company's pumps and flow probes in COBE's sterile custom pack units for use in various surgical procedures.

SUPPLIERS

     In 1990, the Company entered into an agreement with CarboMedics, Inc. ("CMI") which covers the supply of pyrolytic carbon heart valve components from 1991 through 1998. Under the agreement, the Company must purchase certain of its carbon component requirements from CMI ranging downward to 48% of its needs in 1995 and, thereafter, 20% of its needs through 1998. Prices are fixed under the agreement and escalate through 1995, whereupon the parties have agreed to negotiate prices for the years 1996 through 1998. If CMI is unable or fails to perform under the agreement, the license permits the Company to meet its own requirements during the supply interruption. The agreement can be extended for additional one year terms after 1998 and the prices the Company would pay in 1999 and beyond will be adjusted annually by a formula established in the agreement. The formula is based upon certain components of the producer price index for intermediate goods published by the United States Department of Labor. In addition, CMI has agreed that it will not discriminate against the Company in the setting of future prices and terms for its supply of heart valve components. See "Patents and Licenses."

     The Company purchases raw material and other items from numerous suppliers for use in its products. The Company maintains sizeable inventories of up to three years of its projected requirements for certain materials, some of which are available only from single source vendors. The Company has been advised from time to time that certain of these vendors may terminate sales of products to customers that manufacture implantable medical devices in an effort to reduce their potential product liability exposure. Some of these vendors have modified their positions and have indicated a willingness to either temporarily continue to provide product until such time as an alternative vendor or product can be qualified or to reconsider the supply relationship. While the Company believes that alternative sources of raw materials are available and that there is sufficient lead time in which to qualify such other sources, any supply interruption could have a material adverse effect on the Company's ability to manufacture its products.

COMPETITION

     Within the medical device industry, competitors range from small start-up companies to companies with significant resources. The Company's customers consider many factors when choosing supplier partners including product reliability, clinical outcomes, product availability, price and product services provided by the manufacturer. Market share can shift as a result of technological innovation, product recalls and physician alerts. This emphasizes the need for the highest quality products and services.

     The Company is the world's leading manufacturer and supplier of prosthetic heart valves. In addition to the Company, there are three other principal and many smaller competitors in the heart valve market. In the United States and most developed markets throughout the world, the Company is the market share leader.

     St. Jude Medical is a technological leader in the bradycardia pacemaker market. Worldwide there are eight primary manufacturers and suppliers of bradycardia pacemakers, including the Company. One other company and St. Jude Medical account for well over half of the worldwide pacemaker net sales. The Company has strong market share positions in all major developed markets.

     In the intra-aortic balloon pump market there are four competitors worldwide. Two of these competitors account for a significant portion of net sales of intra-aortic balloon pump systems both in the United States and abroad.

     There are five principal manufacturers of blood pump systems, including the Company. One competitor accounts for a significant portion of centrifugal pump system net sales and a different competitor accounts for the majority of roller pump net sales.

     The cardiovascular segment of the medical device market is a dynamic market currently undergoing significant change due to cost containment considerations, regulatory reform, industry consolidation and customer consolidations. Technological competency and effective clinical outcomes are becoming increasingly more important factors for medical device manufacturers.

MARKETING

     The Company sells its products directly to customers and through independent manufacturers' representative (distributor based) organizations in the United States and throughout the world. No representative organization or single customer accounted for more than 10% of 1994 net sales.

     In the United States, the Company uses a direct employee based sales organization for its heart valve products and a combination of a distributor based and employee based sales organizations for its pacemaker and cardiac assist products. In Western Europe, the Company has a direct sales presence in thirteen countries. Throughout the rest of the world the Company uses distributor based sales organizations.

     Payment terms worldwide are consistent with local practice. Orders are shipped as they are received and, therefore, no material back orders exist.

RESEARCH AND DEVELOPMENT

     The Company is focusing on the development of new products and improvements to existing products. In addition, research and development expense reflects the Company's efforts to obtain FDA approval of certain products and processes and to maintain the highest quality standards of existing products. The Company's research and development expenses were $21,008,000 (5.8% of net sales), $10,972,000 (4.3%) and $11,478,000 (4.8%) in 1994, 1993 and 1992, respectively.
The increase in research and development expense in 1994 resulted directly from the Pacesetter acquisition which has a higher level of research and development spending than the previously existing business.

GOVERNMENT REGULATION

     The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in some instances, by state and foreign governmental authorities. Under the Federal Food, Drug and Cosmetic Act (the "Act"), and regulations thereunder, manufacturers of medical devices must comply with certain policies and procedures that regulate the composition, labeling, testing, manufacturing, packaging and distribution of medical devices. Medical devices are subject to different levels of government approval requirements, the most comprehensive of which requires the completion of an FDA approved clinical evaluation program and submission and approval of a pre-market approval ("PMA") application before a device may be commercially marketed. The Company's mechanical and tissue heart valves and certain pacemakers and leads were subject to this level of approval. Other pacemakers and leads, the annuloplasty ring, IABP and the centrifugal pump are currently marketed under the 510(k) pre-market notification procedure of the Act. The FDA has advised that companies marketing IABPs will be required to make PMA filings in the future. The Company is preparing to make such a filing and cannot predict when the FDA will call for PMA submission. The FDA has called for a PMA submission for centrifugal pumps. The Company has petitioned the FDA to downclass centrifugal pumps to Class II which, if successful, would eliminate the need to file a PMA. If unsuccessful, the Company is prepared to make a PMA filing.

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

     St. Jude Medical conducts business in several countries outside the United States and is subject to medical device laws in these countries. These laws range from extensive device approval requirements in some countries for all or some of the Company's products to requests for data or certifications in other countries. Generally, regulatory requirements are increasing in these countries. In the European Economic Community efforts are underway to harmonize the regulatory systems.

     Pacesetter's facilities in California and Sweden are subject to a Consent Decree with the FDA which was entered in February, 1994. The Consent Decree requires that Pacesetter comply with FDA regulations and in particular, Good Manufacturing Practice (GMP) Regulations. The Company is obligated to reimburse the FDA for certain expenses related to inspection of Pacesetter facilities pursuant to the Consent Decree. The Consent Decree has an indefinite term.

     In mid-1994, the Health Care Financing Administration notified health care providers that it would discontinue reimbursing such providers for either the direct or associated patient care costs of "investigational devices" that have not received final FDA market clearance. This action affected all Medicare and Medicaid reimbursed procedures. As a result of this action, providers have discontinued many clinical trials using investigational devices, including those of the Company. The Company cannot predict if or when HCFA will amend this reimbursement policy.

PATENTS AND LICENSES

     The Company's policy is to protect the intellectual property rights in its work on heart valves, pacemakers, and other biomedical devices. Where appropriate, the Company applies for United States and foreign patents. In those instances where the Company has acquired technology from third parties, it has sought to obtain rights of ownership to the technology through the acquisition of underlying patents or licenses.

     While the Company believes design, development, regulatory and marketing aspects of the medical device business represent the principal barriers to entry into such business, it also recognizes that its patents and license rights may make it more difficult for its competitors to market products similar to those produced by the Company. The Company can give no assurance that any of its patent rights, whether issued, subject to license or in process, will not be circumvented or invalidated. Further, there are numerous existing and pending patents on medical products and biomaterials. Although the Company is unaware of any violation by it of the patent or proprietary rights of others, there can be no assurance that the Company's existing or planned products do not or will not infringe such rights or that others will not claim such infringement. The Company believes it would be able to maintain, against future challenges, the validity of its mechanical heart valve and pacemaker patents and its rights thereto. No assurance can be given that the Company will be able to prevent competitors from challenging the Company's patents or from entry into the marketplace.

INSURANCE

     The Company carries insurance coverage for both domestic and international products liability occurrences in amounts which it believes are adequate. The Company would be financially responsible for any claims which exceed its insurance coverage. The Company's products are not marketed with any express warranty provisions. Suppliers of components generally make no warranty on the components they supply to the Company and the Company has agreed to hold certain of its suppliers harmless in the event claims are made or damages are assessed against them as a result of any products liability related litigation.

     The Company did not assume any liability for Pacesetter products liability losses prior to September 30, 1994. These losses include any products liability claims for products implanted or otherwise used with a patient on or before September 30, 1994, arising from a death, injury, explant or other occurrence happening or alleged to have happened prior to September 30, 1994.

     From time to time, the Company receives communications from persons who have received heart valve or pacemaker implants concerning various claims. Also, claims relating to the Company's other products have been received. On occasion, these claims evolve into litigation. The Company has insurance coverage that management considers adequate to protect the Company against product liability losses and management believes the losses that might be sustained from such actions would not have a material adverse effect on the Company's financial condition.

     Due to the January 1994 California earthquake, earthquake insurance is currently difficult to procure, extremely costly, and restrictive in terms of coverage. For these reasons, the Company has not procured earthquake and related business interruption insurance for its operations located in Los Angeles County, California. Although certain losses resulting from an earthquake would be covered under other insurance policies owned by the Company, the absence of earthquake insurance represents a potential exposure for the Company. While the Company is unable to predict the potential impact of the absence of earthquake insurance, it is the opinion of management that any uninsured loss that might be sustained from an earthquake would not have a material adverse impact on the Company's financial condition.

EMPLOYEES

     As of December 31, 1994, the Company had 2,248 full-time employees. It has never experienced a work stoppage as a result of labor disputes and none of its employees is represented by a labor organization, with the exception of the Company's Swedish employees.

INDUSTRY SEGMENT AND INTERNATIONAL OPERATIONS

     The medical products and service industry is the single industry segment in which the Company operates. The Company's domestic and foreign net sales, operating profit and identifiable assets, and its export sales to customers are described in Note 8 to the consolidated financial statements on pages 36 and 37 of the 1994 Annual Report to Shareholders and are incorporated by reference herein.

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


Item 2.  PROPERTIES

     St. Jude Medical's principal executive offices are owned and are located in St. Paul, Minnesota. Manufacturing facilities are located in California, Massachusetts, Minnesota, Canada, Puerto Rico, Scotland and Sweden. Approximately 54%, or 296,000 square feet, of the total manufacturing space is owned by the Company and the balance is leased.

     The Company also maintains sales and administrative offices inside the United States at 16 locations in 7 states and outside the United States at 18 locations in 15 countries. All of these locations are leased.

     In management's opinion, all buildings and machinery and equipment are in good condition and suitable for their purposes and are maintained and repaired on a basis consistent with sound operations.

Item 3.  LEGAL PROCEEDINGS

     The Company is a named defendant in a purported class action captioned Weisburgh, et al. v. St. Jude Medical, Inc. et al. filed July 2, 1992 in the United States District Court for the District of Minnesota, and later amended. The second amended complaint also names as defendants certain officers and directors alleged to control the Company. The plaintiff purports to represent a class consisting of all persons who purchased common stock of the Company during the period from December 17, 1991 through July 2, 1992. The second amended complaint alleges that the defendants deceived the investing public regarding the Company's finances, financial condition and present and future prospects and induced the plaintiff class to purchase the Company's common stock during the period prior to July 2, 1992 at inflated prices. The second amended complaint asserts claims for federal securities fraud, common law fraud and negligent misrepresentation. The second amended complaint seeks damages (including punitive damages) in an unspecified amount, attorney's fees, costs and expenses. The district court has dismissed the complaint and the plaintiff has filed an appeal which is pending.

     The Company is unaware of any other pending legal proceedings which it regards as likely to have a material adverse effect on its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


Item 4A.  EXECUTIVE OFFICERS OF THE COMPANY

NAME                      AGE     POSITION*

Ronald A. Matricaria      52      Chairman (1995), President and
                                   Chief Executive Officer (1993)

Eric W. Sivertson         44      President, Pacesetter (1994)

Stephen L. Wilson         42      Vice President, Finance and
                                   Chief Financial Officer (1990)

John P. Berdusco          58      Vice President, Administration (1993)

Todd F. Davenport         44      President, St. Jude Medical
                                   International Division (1992)


*Dates in brackets indicate period during which officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are elected annually for one year terms.

     Mr. Matricaria's business experience is set forth in the Company's definitive Proxy Statement dated March 27, 1995 under the Section "Election of Directors." The information is incorporated herein by reference.

     Mr. Sivertson joined the Company in 1985 as Director of Marketing. In 1986, he became Director of International Sales and was appointed Vice President, Sales and Marketing in 1988, President of the International Division in 1990, and President, St. Jude Medical Division in 1992. Mr. Sivertson was appointed President, Pacesetter in October 1994. Prior to joining the Company, Mr. Sivertson spent eight years with American Hospital Supply Corporation in various management positions, including Vice President of Marketing for the Converters Division.

     Mr. Wilson joined the Company in 1990 as Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Wilson was Vice President and Controller of The Foxboro Company, a process automation company, where he had been employed for five years. Prior to that, Mr. Wilson was the Controller of Brown & Sharpe Manufacturing Company, a metrology products and machine tools company, and previously was with Coopers & Lybrand.

     Mr. Berdusco joined the Company in 1993 as Vice President, Administration. Prior to joining the Company, Mr. Berdusco was Executive Director Corporate Facilities Planning, Manufacturing Strategy Development and Sourcing for Eli Lilly & Company, a global pharmaceutical company. From 1962 to 1993, Mr. Berdusco held various management positions with Eli Lilly & Company in both domestic and international operations.

     Mr. Davenport joined the Company in 1992 as President, St. Jude Medical International Division. Prior to joining the Company, Mr. Davenport served for two years as Vice President, Marketing and Sales for the Edwards Critical-Care Division of Baxter International, Inc., a hospital supply company. From 1986 to 1990, Mr. Davenport was employed by Abiomed, Inc., a medical products company, and most recently was that company's Vice President and General Manager. Prior to joining Abiomed, he spent eleven years in various management positions with Cordis Corporation, a medical device company. Mr. Davenport resigned from the Company effective February 28, 1995.


                                    PART II

Item 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS

     The information set forth under the captions "Supplemental Market Price Data" and "Cash Dividends" on page 40 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

     The information set forth under the caption "Ten Year Summary of Selected Financial Data" on pages 38 and 39 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

     The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 22 through 26 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and Report of Independent Auditors set forth on pages 27 through 37 of the Company's 1994 Annual Report to Shareholders are incorporated herein by reference:

     Consolidated Statements of Income - Years ended December 31, 1994, 1993 and 1992

     Consolidated Balance Sheets - December 31, 1994 and 1993

     Consolidated Statements of Shareholders' Equity - Years ended December 31, 1994, 1993 and 1992 Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1993 and 1992

     Notes to Consolidated Financial Statements


Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement dated March 27, 1995, is incorporated herein by reference. Information on executive officers is set forth in Part I,
Item 4A hereto.

Item 11.   EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation and Other Information" and "Election of Directors" in the Company's definitive Proxy Statement dated March 27, 1995, is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive Proxy Statement dated March 27, 1995, is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement dated March 27, 1995, is incorporated herein by reference.

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

(a)  List of documents filed as part of this Report

     (1)  Financial Statements

          The following consolidated financial statements of the Company and Report of Independent Auditors as set forth on pages 27 through 37 of the Company's 1994 Annual Report to Shareholders are incorporated herein by reference:

          Consolidated Statements of Income - Years ended December 31, 1994, 1993 and 1992

          Consolidated Balance Sheets - December 31, 1994 and 1993

          Consolidated Statements of Shareholders' Equity - Years ended December 31, 1994, 1993 and 1992

          Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1993 and 1992

          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

          The following financial statement schedule is filed as part of this Form 1O-K Report:

               SCHEDULE
                NUMBER      DESCRIPTION                    PAGE NUMBER

                  II        Valuation and Qualifying           24
                             Accounts

          The report of the Company's Independent Auditors with respect to the above-listed financial statements and financial statement schedules appears on page 23 of this Report.

          All other financial statements and schedules not listed have been omitted because the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable.

     (3)  Exhibits

          EXHIBIT INDEX                                          PAGE NUMBER

     2.1  Asset Purchase Agreement and Non-U.S. Asset Purchase        ---
          Agreement, both related to the Pacesetter acquisition and dated June 26, 1994, are incorporated by reference to Exhibits 2.1 and 2.2 of the Company's Form 8-K filed
          October 19, 1994

     2.2  Siemens Pacesetter, Inc. and Affiliate and Siemens           25
          Non-U.S. Cardiac Systems and Affiliates ("Pacesetter") audited balance sheets as of September 30, 1994, 1993, and 1992 audited income statements and statements of cash flows for each of the three years ended September
          30, 1994, and related notes thereto.

     2.3  Unaudited pro forma combined statements of income for        76
          the Company and Pacesetter for the nine months ended
          September 30, 1994, and the year-ended December 31,
          1993.

     3.1  Articles of Incorporation are incorporated by reference     ---
          to Exhibit 3(a) of the Company's Form 8 filed on August
          20, 1987, amending the Company's quarterly report on Form 1O-Q for the quarter ended June 30, 1987

     3.2  Bylaws are incorporated by reference to Exhibit 3B of       ---
          the Company's Form S-3 Registration Statement dated
          September 25, 1986 (Commission File No. 33-8308)

     4.1  Amended and Restated Rights Agreement dated as of June      ---
          26, 1990, between the Company and Norwest Bank
          Minneapolis, N.A., as Rights Agent including the
          Certificate of Designation, Preferences and Rights of
          Series A Junior Participating Preferred Stock is incorporated by reference to Exhibit 1 of the Company's
          Form 8 Amendment 2 to Form 8-A dated July 6, 1990

    10.1  Employment letter dated as of March 9, 1993, between        ---
          the Company and Ronald A. Matricaria is incorporated by reference to Exhibit 10.1 of the Company's Form 10-K
          Annual Report for the year ended December 31, 1993*

    10.2  Supplemental Executive Retirement Plan and Trust            ---
          agreement dated April 12, 1993, between the Company and Ronald A. Matricaria is incorporated by reference to
          Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1993*

    10.3  Supply Contract and Patent License Agreement dated          ---
          September 6, 1985, between the Company and CarboMedics,
          Inc. is incorporated by reference to the Company's 8-K
          Report dated September 20, 1985 Exhibit Page Number

    10.4  Form of Indemnification Agreement that the Company has      ---
          entered into with officers and directors. Such agreement recites the provisions of Minnesota Statutes
          Section 302A.521 and the Company's Bylaw provisions
          (which are substantially identical to the Statute) and is incorporated by reference to Exhibit 1O(d) of the Company's Form 1O-K Annual Report for the year ended
          December 31, 1986*

    10.5  Form of Employment Agreement that the Company has           ---
          entered into with officers relating to severance matters in connection with a change in control is incorporated by reference to Exhibit 10(f) of the Company's Form 10-K Annual Report for the year ended
          December 31, 1987*

    10.6  Retirement Plan for members of the Board of Directors,       80
          as amended on March 15, 1995.*

    10.7  Management Savings Plan dated February 1, 1995*              87

    10.8  Supplemental Executive Retirement Plan agreement dated      ---
          September 30, 1988, and as restated on April 9, 1993, between the Company and Lawrence A. Lehmkuhl is incorporated by reference to Exhibit 10.8 of the Company's Form 10-K Annual Report for the year ended
          December 31, 1993*

    10.9  1989 Restricted Stock Plan is incorporated by reference     ---
          to the Company's Form S-8 Registration Statement dated
          June 6, 1989 (Commission File No. 33-29085)*

   10.10  The Management Incentive Compensation Plan is               ---
          incorporated by reference to Appendix A of the Company's definitive Proxy Statement dated March 27,
          1995*

   10.11  Supply Contract dated April 17, 1990, between the           ---
          Company and CarboMedics, Inc. is incorporated by reference to the Company's Form 8 filed on April 19, 1990 amending the Company's Form 10-K Annual Report for the year ended December 31, 1989 (portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to Rule
          24b-2)

   11     Computation of Earnings Per Share                           115

   13     1994 Annual Report to Shareholders. Except for those        116
          portions of such report expressly incorporated by reference in this Form 1O-K Annual Report, the Annual
          Report to Shareholders is not deemed to be "filed" with the Securities and Exchange Commission

   21     Subsidiaries of the Company                                 160

   23     Consent of Independent Auditors                             161

   27     Financial Data Schedule (For SEC use)

*Management contract or compensatory plan or arrangement.


     (b)  Reports on Form 8-K during the quarter ended December 31, 1994

          Reports on Form 8-K filed by the Company during the fourth quarter
          1994:

                Form 8-K dated October 19, 1994

                Item 2. Acquisition or Disposition of Assets - Acquisition of Pacesetter

     (c)  Exhibits: Reference is made to Item 14(a)(3).

     (d)  Schedules: Reference is made to Item 14(a)(2).

          For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned Company hereby undertakes as follows, which undertaking shall be incorporated by reference into Company's Registration Statements on Form S-8 Nos. 33-9262 (filed October 3, 1986), 33-29085 (filed June 6,
          1989), 33-41459 (filed June 28, 1991), 33-48502 (filed June 10, 1992)
          and 33-54435 (filed July 1, 1994):

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

                                            ST. JUDE MEDICAL, INC.

Date:  March 27, 1995                       By /s/ Ronald A. Matricaria
                                            Ronald A. Matricaria
                                            Chairman, President and Chief
                                             Executive Officer
                                            (Principal Executive Officer)

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


/s/ Ronald A. Matricaria           Chairman of the           March 27, 1995
Ronald A. Matricaria                Board of Directors


/s/ Frank A. Ehmann                Director                  March 27, 1995
Frank A. Ehmann


/s/ Thomas H. Garrett III          Director                  March 27, 1995
Thomas H. Garrett III


/s/ Kenneth G. Langone             Director                  March 27, 1995
Kenneth G. Langone


/s/ Lawrence A. Lehmkuhl           Director                  March 27, 1995
Lawrence A. Lehmkuhl


/s/ William R. Miller              Director                  March 27, 1995
William R. Miller


/s/ Charles V. Owens, Jr.          Director                  March 27, 1995
Charles V. Owens, Jr.


/s/ Walter L. Sembrowich           Director                  March 27, 1995
Walter L. Sembrowich

/s/ Roger G. Stoll                 Director                  March 27, 1995
Roger G. Stoll

/s/ Gail R. Wilensky               Director                  March 27, 1995
Gail R. Wilensky


                         Report of Independent Auditors


We have audited the consolidated financial statements of St. Jude Medical, Inc. as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 9, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Ernst & Young, LLP

February 9, 1995



                    ST. JUDE MEDICAL, INC. AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1994

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


              COL. A                          COL. B                  COL. C                    COL. D               COL. E

                                        Balance at Beginning    Additions Charged to                              Balance at End
            Description                      of Period           Expense      Other           Deductions            of Period


Year ended December 31, 1994
  Allowance for doubtful accounts (3)         $1,856             $  715      $3,675(5)          $486(1)              $ 5,760
  Products liability claims reserve (4)          401              1,181        ----               82(2)                1,500

Year ended December 31, 1993
  Allowance for doubtful accounts (3)          1,413                583        ----              140(1)                1,856
  Products liability claims reserve (4)          601               ----        ----              200(2)                  401

Year ended December 31, 1992
  Allowance for doubtful accounts (3)            802                650        ----               39(1)                1,413
  Products liability claims reserve (4)          910               ----        ----              309(2)                  601


  (1) Reserve adjustments or uncollectible accounts written off, net of recoveries.
  (2) Settlements paid.
  (3) Deducted from accounts receivable on the balance sheet.
  (4) Included in accrued expenses on the balance sheet.
  (5) Balance assumed in the Pacesetter acquisition.