Form 10-Q
period 1995-03-31
ST JUDE MEDICAL INC
filed 1995-05-15
CIK 203077

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1995                   Commission File Number 0-8672


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

YES ___   NO  _X_

The number of shares of common stock, par value $.10 per share, outstanding at April 28, 1995 was 46,527,329.

This Form 10-Q consists of 10 pages consecutively numbered.

The Exhibit Index to this Form 10-Q is set forth on page 10.


PART  I  FINANCIAL INFORMATION

                             ST. JUDE MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - ACQUISITIONS

Effective September 30, 1994, the Company acquired from Siemens AG substantially all of its worldwide cardiac rhythm management operations ("Pacesetter") for a price not to exceed $531.3 million. The initial purchase price of $511.3 million can be adjusted upward by a maximum of $20 million or downward based upon the change in the net asset value of Pacesetter from September 30, 1993, to September 30, 1994. The Company and Siemens AG currently disagree about the final adjustment to the purchase price and are following the procedures in the purchase agreements to resolve their differences.

The following unaudited pro forma summary information presents the results of operations of the Company and Pacesetter for the three months ended March 31, 1994, as if the acquisition had occurred at the beginning of 1993, after giving effect to certain adjustments including amortization of goodwill, increased interest expense, decreased interest income and the related income tax effects.

                                                      Three Months Ending
                                                         March 31, 1994
                                                          (Unaudited)

Net sales                                                $166.2 million
Net income                                               $ 27.6 million
Earnings per share                                       $  .59

These pro forma results are not necessarily indicative of the results that would have occurred had the acquisition actually taken place at the beginning of 1993, or of the expected future results of operations.


PART I   FINANCIAL INFORMATION

                             ST. JUDE MEDICAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)


                                      THREE MONTHS ENDED MARCH 31

                                            1995       1994

Net sales                               $ 180,499    $66,685
Cost of sales                              59,106     16,871

Gross profit                              121,393     49,814

Operating expenses:
    Selling, general & administrative      58,251     13,785
    Research & development                 16,028      2,690

Total operating expenses                   74,279     16,475

Operating profit                           47,114     33,339

Other income(expense)                      (2,789)     3,776

Income before taxes                        44,325     37,115

Income tax provision                       13,741     10,578

Net income                              $  30,584    $26,537

Earnings per share:
    Primary                             $    0.65    $  0.57
    Fully diluted                       $    0.65    $  0.57

Dividends paid per share                $    0.00    $  0.10

Shares outstanding
    Primary                                46,998     46,649
    Fully diluted                          47,143     46,649


See notes to condensed consolidated financial statements.


                             ST. JUDE MEDICAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                          MARCH 31   DECEMBER 31
                                                            1995        1994
ASSETS                                                  (UNAUDITED)  (SEE NOTE)
Current assets:
     Cash and cash equivalents                           $  16,937    $  11,791
     Marketable securities                                 124,489      125,177
     Accounts receivable, less allowance
        (1995 - $6,319; 1994 - $5,760)                     156,971      146,062
     Inventories
        Finished goods                                      65,805       59,534
        Work in process                                     23,329       21,723
        Raw materials                                       45,017       48,750
     Total inventories                                     134,151      130,007
     Other current assets                                   27,566       21,045
Total current assets                                       460,114      434,082
Property, plant and equipment                              163,903      157,017
     Less accumulated depreciation                         (30,422)     (24,852)
Net property, plant and equipment                          133,481      132,165
Other assets                                               351,470      353,651

TOTAL ASSETS                                             $ 945,065    $ 919,898

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                    $ 129,228    $ 112,680
Long-term debt                                             225,000      255,000
Shareholders' equity:
     Preferred stock, par value $1.00 per share -
        25,000,000 shares authorized; no shares issued        --           --
     Common stock, par value $.10 per share -
        100,000,000 shares authorized;  issued and
        outstanding 1995 - 46,527,225 shares;
        1994 - 46,479,082                                    4,653        4,648
     Additional paid-in capital                             29,840       28,271
     Retained earnings                                     551,681      521,097
     Cumulative translation adjustment                       4,404       (2,484)
     Unrealized gain on available-for-sale securities          259          686
Total shareholders' equity                                 590,837      552,218

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $ 945,065    $ 919,898

NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.


                             ST. JUDE MEDICAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                             1995        1994
Operating Activities:
     Net income                                            $ 30,584    $ 26,537
     Depreciation and amortization                            9,735       2,304
     Working capital change                                     717       2,108

     Net cash provided by operating activities               41,036      30,949

Investing Activities:
     Purchases of property, plant and equipment              (5,559)     (2,855)
     Sales of available-for-sale securities, net                261      27,931
     Other investing activities                              (2,817)        (60)

     Net cash provided by (used in) investing activities     (8,115)     25,016

Financing Activities:
     Proceeds from exercise of stock options                  1,574         149
     Cash dividends paid                                       --        (4,641)
     Reduction of long-term debt                            (30,000)       --

     Net cash used in financing activities                  (28,426)     (4,492)

Effect of currency exchange rate changes on cash                651         193

Increase in cash and cash equivalents                         5,146      51,666
Cash and cash equivalents at beginning of year               11,791      26,987

Cash and cash equivalents at end of period                 $ 16,937    $ 78,653


                             ST. JUDE MEDICAL, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS:

INTRODUCTION: Effective September 30, 1994, St. Jude Medical Inc. acquired from Siemens AG substantially all the worldwide assets of its cardiac rhythm management operations ("Pacesetter"). The acquisition significantly expanded the Company's product offerings. Results between 1995 and 1994 are not directly comparable because the Company's first quarter 1995 financial results include Pacesetter's operations.

NET SALES. Net sales for the first quarter 1995 totalled $180,499, including approximately $112,000 from Pacesetter operations. This was a $113,814, or 171%, increase over net sales in the 1994 first quarter. Approximately 58% of the first quarter 1995 net sales were realized in the domestic market which is comparable to the first quarter 1994.

On a comparable business basis, first quarter net sales in 1995 as compared to the first quarter of 1994 increased by approximately $1,700, or about 3%. This increase was attributable to higher mechanical heart valve net sales; particularly in emerging markets. In addition, tissue heart valve and cardiac assist device net sales increased over 1994 levels. Also, a favorable foreign currency translation effect due to the weaker U.S. dollar added approximately $1,700 to net sales in 1995.

Pacesetter net sales increased approximately 13% over the proforma 1994 first quarter net sales. The increase principally resulted from strong domestic performance and was positively impacted by new product introductions, competitor quality problems and a continuing shift toward higher price superior performance products.

GROSS PROFIT. The consolidated gross profit margin decreased in 1995 to 67.3% from the 74.7% recorded in the first quarter 1994. The decrease was mainly due to the fact that Pacesetter product margins are lower than the margins generated by the Company's heart valve operations. In addition, acquired Pacesetter fixed assets were recorded at fair market value resulting in higher depreciation charges. Higher mechanical heart valve component costs and sales into lower margin emerging markets together with the commencement of depreciation associated with the new heart valve component manufacturing plant also decreased the gross profit margin.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses increased in the first quarter 1995 to $58,251 from $13,785 in the comparable period of 1994. As a percentage of net sales, first quarter SG&A increased to 32.3% in 1995 from 20.7% in 1994. Pacesetter related goodwill has been included in 1995 SG&A. As a percentage of sales, Pacesetter SG&A was higher than heart valve operations because Pacesetter uses a commission based third party distributor sales force in the U.S. and all international markets except Western Europe. The Company also established additional Western European distribution infrastructure as a result of the Pacesetter acquisition which has increased SG&A expenses.

RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses totalled $16,028 in the first quarter of 1995, which was $13,338 higher than the first quarter 1994 level. As a percentage of net sales, first quarter R&D expense increased in 1995 to 8.9% from 4.0% in 1994. The higher spending level primarily reflects the Pacesetter R&D and increased investments in mechanical and tissue valve projects.

OTHER INCOME(EXPENSE). The $524,300 Pacesetter acquisition was funded by debt and internal funds. Consequently, interest income significantly decreased and the Company now has significant interest expense. Interest expense was approximately $4,000 in the first quarter 1995. Interest income totalled about $1,600 in 1995 as compared to nearly $3,600 in 1994.

INCOME TAX PROVISION. The Company's effective income tax rate was 31% in the first quarter 1995, a 2.5 percentage point increase over the 28.5% effective tax rate in the first quarter 1994. The higher effective tax rate was due to reduced tax exempt interest income as a result of the Pacesetter acquisition, lower tax benefits derived from the Company's Puerto Rican operations as a result of Internal Revenue Code (IRC) changes passed in 1993 and generally higher taxed Pacesetter income.

OUTLOOK. The Company expects further consolidation within the worldwide health care industry, advances in medical technology necessitating larger R&D expenditures and continued emphasis on cost effective clinical outcomes. Competitive pressures, hospital and other provider consolidations and various health care reform agendas may negatively impact product sales and restrict pricing flexibility.

An Internal Revenue Service proposed change to IRC Section 936 regulations pertaining to the computation of Puerto Rican profits would, if finalized in its current form, reduce the tax benefits the Company derives from its Puerto Rican operations. The Company cannot predict when or if the proposed change will become final. No provision has been made for this proposed change to IRC Section 936.

The Company continues to seek further diversification opportunities in the form of acquisitions, joint ventures, partnerships and investments in emerging technology companies as well as through internal R&D. The size, timing and financial impact of such efforts cannot be predicted.


FINANCIAL CONDITION:

The financial condition of the Company at March 31, 1995, continues to remain strong. Long-term debt was reduced to $225,000, a $30,000 decrease during the quarter. The ratio of current assets to current liabilities was 3.6 to 1 at March 31, 1995.

Total assets increased $25,167 during the first quarter of 1995. Cash and marketable securities increased $4,458 primarily as a result of cash flow from operations after debt repayment. Accounts receivable increased $10,909 in conjunction with a significant increase in the first quarter net sales as compared to the net sales in the fourth quarter. Inventories increased $4,144 during the quarter primarily as a result of new product offerings.

The $16,548 increase in current liabilities principally reflects higher accrued income taxes most of which will be paid during the second quarter 1995.

Shareholders' equity increased $38,619 during the quarter to $590,837. The increase resulted from net income of $30,584, a foreign currency translation adjustment of $6,888 and $1,574 associated with the exercise of stock options and the issuance of restricted shares less an unrealized loss, net of deferred taxes, on investments of $427.


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

            None

Item 3.     DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

            Not applicable

Item 4.     RESULTS OF VOTES OF SECURITY HOLDERS

            The Company held its annual meeting of shareholders on May 3, 1995. In conjunction therewith, proxies were solicited in accordance with Regulation 14A. The following actions were taken:

       (1) William R. Miller, Kenneth G. Langone, and Gail R. Wilensky were elected to the Board of Directors for terms ending in 1998. Shareholders approved management's nominees to the Board of Directors by votes as follows: 34,586,286, 34,614,171 and 34,592,964 in favor, 205,089, 177,204 and 198,411 withheld for Messrs. Miller and Langone and Dr. Wilensky, respectively. Six other directors are serving unexpired terms as follows: Lawrence A. Lehmkuhl, Thomas H. Garrett III and Roger G. Stoll - through 1996; and Charles V. Owens, Ronald A. Matricaria, and Walter L. Sembrowich - through 1997.

       (2) The shareholders approved the St. Jude Medical, Inc. Management Incentive Compensation Plan by a vote of 31,519,679 in favor of the Plan, 2,236,666 opposed to the Plan and 541,259 abstained from voting.

       (3) The shareholders approved the reappointment of Ernst & Young LLP as the Company's independent auditor for the current fiscal year by a vote of 34,574,644 in favor of the reappointment, 87,087 opposed to the reappointment and 129,444 abstained from voting.

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

              10      Not applicable
              22      Not applicable
              23      Not applicable
              24      Not applicable
              27      Financial Data Schedule for SEC use.

            (b)     None


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                  ST. JUDE MEDICAL, INC.


May 5, 1995                                       /s/ STEPHEN L. WILSON
DATE                                              STEPHEN L. WILSON
                                                  Vice President - Finance
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)