Form 10-Q
period 1995-06-30
ST JUDE MEDICAL INC
filed 1995-08-14
CIK 203077

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1995                    Commission File Number 0-8672


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

YES ___    NO  _X_

The number of shares of common stock, par value $.10 per share, outstanding at July 28, 1995 was 46,632,415.

This Form 10-Q consists of 9 pages consecutively numbered.

The Exhibit Index to this Form 10-Q is set forth on page 9.


PART  I  FINANCIAL INFORMATION

                             ST. JUDE MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

The following unaudited pro forma summary information presents the results of operations of the Company and Pacesetter for the six months ended June 30, 1994, as if the acquisition had occurred at the beginning of 1993, after giving effect to certain adjustments including amortization of goodwill, increased interest expense, decreased interest income and the related income tax effects.

                               Six Months Ending
                                 June 30, 1994
                                  (Unaudited)

Net sales                      $336.9 million
Net income                    $  56.3 million
Earnings per share            $  1.20

These pro forma results are not necessarily indicative of the results that would have occurred had the acquisition actually taken place at the beginning of 1993, or of the expected future results of operations.

                             ST. JUDE MEDICAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)


                                         THREE MONTHS            SIX MONTHS
                                         ENDED JUNE 30         ENDED JUNE 30
                                       1995        1994       1995        1994

Net sales                           $ 185,551    $66,736   $ 366,050    $133,421
Cost of sales                          55,847     16,459     114,953      33,330

Gross profit                          129,704     50,277     251,097     100,091

Selling, general & administrative      61,102     14,142     119,353      27,927
Research & development                 18,420      2,557      34,448       5,247

Operating profit                       50,182     33,578      97,296      66,917

Other income (expense)                 (2,177)     3,071      (4,966)      6,847

Income before taxes                    48,005     36,649      92,330      73,764

Income tax provision                   14,881     10,445      28,622      21,023

Net income                          $  33,124    $26,204   $  63,708    $ 52,741

Earnings per share:
   Primary                          $     .70    $   .56   $    1.35    $   1.13
   Fully diluted                    $     .70    $   .56   $    1.35    $   1.13

Dividends paid per share            $     .00    $   .10   $     .00    $    .20

Shares outstanding
   Primary                             47,239     46,671      47,118      46,660
   Fully diluted                       47,373     46,790      47,348      46,777


                             ST. JUDE MEDICAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                          JUNE 30    DECEMBER 31
                                                            1995         1994
ASSETS                                                  (UNAUDITED)   (SEE NOTE)
Current assets:
     Cash and cash equivalents                           $  16,953    $  11,791
     Marketable securities                                 127,488      125,177
     Accounts receivable, less allowance
        (1995 - $7,130; 1994 - $5,760)                     163,529      146,062
     Inventories
        Finished goods                                      73,272       59,534
        Work in process                                     23,168       21,723
        Raw materials                                       49,627       48,750
     Total inventories                                     146,067      130,007
     Other current assets                                   20,576       21,045
Total current assets                                       474,613      434,082
Property, plant and equipment                              171,793      157,017
     Less accumulated depreciation                         (35,470)     (24,852)
Net property, plant and equipment                          136,323      132,165
Other assets                                               348,911      353,651

TOTAL ASSETS                                             $ 959,847    $ 919,898

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                    $ 129,874    $ 112,680
Long-term debt                                             205,000      255,000
Shareholders' equity:
     Preferred stock, par value $1.00 per share -
        25,000,000 shares authorized; no shares issued        --           --
     Common stock, par value $.10 per share -
        100,000,000 shares authorized;  issued and
        outstanding 1995 - 46,618,377 shares;
        1994 - 46,479,082                                    4,662        4,648
     Additional paid-in capital                             32,302       28,271
     Retained earnings                                     584,805      521,097
     Cumulative translation adjustment                       1,085       (2,484)
     Unrealized gain on available-for-sale securities        2,119          686
Total shareholders' equity                                 624,973      552,218

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $ 959,847    $ 919,898

NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.



                             ST. JUDE MEDICAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                              SIX MONTHS ENDED
                                                                   JUNE 30
                                                              1995        1994
Operating Activities:
     Net income                                            $ 63,708    $  52,741
     Depreciation and amortization                           20,178        4,408
     Working capital change                                 (15,671)      (7,574)

     Net cash provided by operating activities               68,215       49,575


Investing Activities:
     Purchases of property, plant and equipment             (13,590)      (5,144)
     Sales of available-for-sale securities, net               --         45,855
     Other investing activities                              (4,329)         (83)

     Net cash provided by (used in) investing activities    (17,919)      40,628

Financing Activities:
     Proceeds from exercise of stock options                  4,045          699
     Cash dividends paid                                       --         (9,287)
     Repayment of long-term debt                            (50,000)        --

     Net cash used in financing activities                  (45,955)      (8,588)

Effect of currency exchange rate changes on cash                821          191

Increase in cash and cash equivalents                         5,162       81,806
Cash and cash equivalents at beginning of year               11,791       26,987

Cash and cash equivalents at end of period                 $ 16,953    $ 108,793



                             ST. JUDE MEDICAL, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS:

INTRODUCTION: Effective September 30, 1994, St. Jude Medical Inc. acquired from Siemens AG substantially all the worldwide assets of its cardiac rhythm management operations ("Pacesetter"). The acquisition significantly expanded the Company's product offerings. The Company's second quarter and first half 1995 financial results include Pacesetter's operations. Results between 1995 and 1994 are not directly comparable due to the Pacesetter acquisition.

NET SALES. Net sales for the second quarter 1995 totalled $185,551, including approximately $116,000 from Pacesetter operations. This was a $118,815, or 178%, increase over net sales in the 1994 second quarter. For the first six months of 1995, net sales totalled $366,050, a $232,629, or 174% increase over the comparable period of 1994.

On a comparable business basis, second quarter net sales in 1995 as compared to the second quarter of 1994 increased by over $3,200, or approximately 5%. For the first six months, the 1995 increase over 1994 exceeded $4,900, or about 4%. These increases were mainly attributable to higher mechanical heart valve net sales, particularly in emerging markets. In addition, tissue heart valve and cardiac assist device net sales increased over 1994 levels. On a comparable business basis, a favorable foreign currency translation effect in 1995 as compared to 1994 due to the weaker U.S. dollar added approximately $2,000 and $3,700 to net sales in the second quarter and first six months of 1995, respectively.

Pacesetter net sales totalled approximately $116,000 for the quarter and $228,000 for the first six months. Compared to proforma 1994 results, Pacesetter net sales increased approximately 11% and 12% for the quarter and first half, respectively. The increase principally resulted from a strong domestic performance which was favorably impacted by new product introductions, competitor problems and a continuing shift toward superior performance higher price products.

GROSS PROFIT. The second quarter 1995 gross profit was $129,704, or 69.9% of net sales, as compared to $50,277, or 75.3% of net sales, during the comparable 1994 period. For the first six months of 1995 and 1994, gross profit was $251,097, or 68.6% of net sales, and $100,091, or 75.0% of net sales, respectively. The gross profit margin decreased in 1995 primarily because the Pacesetter margins, although quite good, were lower than the margins of the Company's heart valve operations. In addition, acquired Pacesetter fixed assets were recorded at fair market value resulting in higher depreciation charges. Higher mechanical heart valve component costs and sales into lower margin emerging markets together with the commencement of depreciation of start-up costs associated with the new valve manufacturing plant also decreased the gross profit margin in 1995.

SELLING, GENERAL & ADMINISTRATIVE. Selling, general & administrative (SG&A) expenses increased in the second quarter 1995 to $61,102 from $14,142 in the comparable period of 1994. As a percentage of net sales, second quarter SG&A expenses increased in 1995 to 32.9% from 21.2% in 1994. On a year-to-date basis, 1995 SG&A expenses totalled $119,353, a $91,426 increase over the $27,927 recorded in the first half of 1994.

Significant Pacesetter related goodwill has been included in 1995 SG&A expenses. As a percentage of net sales, Pacesetter SG&A expenses were higher than heart valve operations because Pacesetter uses a commission based third party distributor sales force in the U.S. and all international markets except Western Europe. The Company also established a Western European distribution infrastructure as a result of the Pacesetter acquisition which has increased SG&A expenses.

RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses were $18,420 and $2,557 for the second quarters of 1995 and 1994, respectively. For the first six months, R&D expenses totalled $34,448 and $5,247 for 1995 and 1994, respectively. As a percentage of net sales, first half R&D expenses increased in 1995 to 9.4% from 3.9% in 1994.

The higher spending level reflects the addition of Pacesetter's high level of R&D expense which results from continued enhancements in pacemaker technology and processes. Pacesetter has major ongoing R&D programs in the bradycardia and tachycardia areas, as well as development of a new programmer. In addition, R&D expenses increased in the area of tissue heart valve technology.

OTHER INCOME (EXPENSE). The Pacesetter acquisition was funded by debt and internal funds. Consequently, interest income significantly decreased and the Company began to incur interest expense. Interest expense was approximately $3,700 in the second quarter and $7,700 for the first half of 1995. Interest income totalled approximately $1,700 in the second quarter and $3,300 in the first half of 1995 versus nearly $3,900 and $7,500 in the comparable periods of 1994.

INCOME TAX PROVISION. The Company's 1995 effective tax rate was 31%, a 2.5 percentage point increase over the 28.5% effective tax rate in 1994. The higher effective tax rate was due to reduced tax exempt interest income as a result of the Pacesetter acquisition, lower tax benefits derived from the Company's Puerto Rican operations as a result of Internal Revenue Code (IRC) changes made in 1993 and generally higher taxed income at Pacesetter.

OUTLOOK. The Company expects further consolidation within the worldwide health care industry, advances in medical technology necessitating larger R& D expenditures and continued emphasis on cost effective clinical outcomes. Competitive pressures, hospital and other provider consolidations and various health care reform agendas may negatively impact product sales and restrict pricing flexibility.

An Internal Revenue Service proposed change to IRC Section 936 pertaining to the computation of Puerto Rican profits would, if finalized in its current form, reduce the benefits the Company derives from its Puerto Rican operations. The Company cannot predict when or if the proposed change to the regulation will become final. No provision has been made for this proposed change.

The Company continues to seek further diversification opportunities in the form of acquisitions, joint ventures, partnerships and investments in emerging technology companies as well as through internal R&D. The size, timing and financial impact of such efforts cannot be predicted.

FINANCIAL CONDITION:

The financial condition of the Company at June 30, 1995, continues to remain strong. Long-term debt was reduced to $205,000, a $20,000 decrease during the second quarter and $50,000 decrease during the first six months of 1995. The ratio of current assets to current liabilities was 3.7 to 1 at June 30, 1995.

Total assets increased $14,782 during the second quarter of 1995. Cash and marketable securities increased $3,015 primarily as a result of cash flow from operations after debt repayment. Accounts receivable increased $6,558 in conjunction with an increase in the second quarter net sales as compared to net sales in the first quarter and more sales into emerging markets that have longer payment cycles. Inventories increased $11,916 during the quarter primarily as a result of anticipated summer plant closings and significant new product offerings.

Shareholders' equity increased $34,136 during the quarter to $624,973. The increase resulted from net income of $33,124, a net unrealized gain on available-for-sale securities of $1,860 and $2,471 associated with the exercise of stock options and the issuance of restricted shares, less a foreign currency translation adjustment of $3,319.


PART II OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            The Company was a named defendant in a purported class action captioned Weisburgh, et al. v. St. Jude Medical, Inc. et al. filed July 2, 1992 in the United States District Court for the District of Minnesota. The district court has dismissed the complaint and the U.S. Court of Appeals has affirmed the dismissal.

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


                                      ST. JUDE MEDICAL, INC.



                                      /s/ Stephen L. Wilson
DATE   August 14, 1995                STEPHEN L. WILSON
                                      Vice President - Finance
                                      and Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)