Form 10-K/A
period 1994-12-31
ST JUDE MEDICAL INC
filed 1995-09-13
CIK 203077

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                           FORM 10-K/A ANNUAL REPORT

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such
filing requirements for the past 90 days. *    YES __    NO _X_

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



Item 14.           Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K


                   (3) Exhibits

                   Exhibit Index


2.2                Siemens Pacesetter, Inc. and Affiliate and Siemens Non-U.S.
                   Cardiac Systems and Affiliates ("Pacesetter") audited balance sheets as of September 30, 1994, 1993, and 1992 audited income statements and statements of cash flows for each of the three years ended September 30, 1994, and related notes thereto.


2.3 Unaudited pro forma combined statements of income for the Company and Pacesetter for the nine months ended September 30, 1994, and the year-ended December 31, 1993.




                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-9262, No. 33-29085, No. 33-41459, No. 33-48502,
and No. 33-54435) of St. Jude Medical, Inc. of our report dated July 22, 1994, relating to the consolidated financial statements of Siemens Pacesetter, Inc. for the years ended September 30, 1993 and 1992 included within this Annual Report on Form 10-K/A.


/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP
Woodland Hills, California
September 12, 1995



                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-9262, No. 33-29085, No. 33-41459, No. 33-48502,
and No. 33-54435) of St. Jude Medical, Inc. of our report dated November 4, 1994, relating to the consolidated financial statements of Siemens Pacesetter, Inc. for the year ended September 30, 1994 included within this Annual Report on Form 10-K/A.


/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP
Woodland Hills, California
September 12, 1995


                        CONSENT OF INDEPENDENT AUDITORS

We consent to the use of our reports dated December 16, 1994 and July 25, 1994, included in the Annual Report on Form 10K of St. Jude Medical, Inc. for the year ended December 31, 1994, with respect to the combined financial statements of the Non-U.S. operations of Siemens Cardiac Systems included in this Form 10K.

We also consent to the incorporation by reference in Registration Statement No 33-9262; Registration Statement No 33-29085; Registration Statement No 33-41459, Registration Statement No 33-48502 and Registration Statement No 33-54435 on Form S-8 of our reports dated December 16, 1994 and July 25, 1994, with respect to the combined financial statements included in St. Jude Medical, Inc.'s Annual Report (Form 10K) for the year ended December 31, 1994.

Stockholm September 12, 1995



/s/ Coopers & Lybrand