Form 10-Q
period 1995-09-30
ST JUDE MEDICAL INC
filed 1995-11-02
CIK 203077

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 1995 Commission File Number 0-8672


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

YES  _X_    NO ___

The number of shares of common stock, par value $.10 per share, outstanding at November 2, 1995 is 69,970,635.

This Form 10-Q consists of 10 pages consecutively numbered.

The Exhibit Index to this Form 10-Q is set forth on page 10.



PART  I     FINANCIAL INFORMATION

                             ST. JUDE MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - STOCK DIVIDEND

Earnings per share and share data have been adjusted throughout this report for the 50% stock dividend which will be paid on or about November 16, 1995 to shareholders of record on November 2, 1995.

NOTE 3 - ACQUISITIONS

Effective September 30, 1994, the Company acquired from Siemens AG substantially all of its worldwide cardiac rhythm management operations ("Pacesetter") for a price not to exceed $531.3 million. The initial purchase price of $511.3 million could have been adjusted upward by a maximum of $20 million or downward based upon the change in the net asset value of Pacesetter from September 30, 1993, to September 30, 1994. During the third quarter 1995, the Company and Siemens AG resolved a dispute over Pacesetter's final net asset value and agreed to a final purchase price of $511.3 million.

The following unaudited pro forma summary information presents the results of operations of the Company and Pacesetter for the nine months ended September 30, 1994, as if the acquisition had occurred at the beginning of 1993, after giving effect to certain adjustments including amortization of goodwill, increased interest expense, decreased interest income and the related income tax effects.

                                                           Nine Months Ending
                                                           September 30, 1994
                                                               (Unaudited)

Net sales                                                   $ 500.7 million
Net income                                                  $  82.9 million
Earnings per share                                          $  1.17

These pro forma results are not necessarily indicative of the results that would have occurred had the acquisition actually taken place at the beginning of 1993, or of the expected future results of operations.

NOTE 4 - CONTINGENCIES

The Company is involved in various products liability lawsuits, claims and proceedings of a nature considered normal to its business. The Company may be subject to future uninsured claims in connection with two pacing lead models which have been the subject of the Hann case as more fully described in Item 1 of this Quarterly Report on Form 10-Q.

The anticipated financial liability related to settlement of the Hann case is approximately $7 million. At September 30, 1995, the Company adjusted its purchase price allocation related to its 1994 acquistion of Pacesetter to establish a liability reserve for claims relating to the aforementioned pacing lead models. This reserve may be adjusted in the fourth quarter based on a further evaluation of potential claims.


                             ST. JUDE MEDICAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                     THREE MONTHS            NINE MONTHS
                                  ENDED SEPTEMBER 30      ENDED SEPTEMBER 30

                                    1995        1994       1995        1994
Net sales                        $ 175,953    $62,468   $ 542,003    $195,889
Cost of sales                       53,266     15,477     168,219      48,807

Gross profit                       122,687     46,991     373,784     147,082

Operating expenses:
         Selling, general &
         administrative             58,354     13,720     177,707      41,647
        Research & development      16,914      2,539      51,362       7,786

Total operating expenses            75,268     16,259     229,069      49,433

Operating profit                    47,419     30,732     144,715      97,649

Other income (expense)              (1,147)     3,518      (6,113)     10,365

Income before taxes                 46,272     34,250     138,602     108,014

Income tax provision                14,345      9,761      42,967      30,784

Net income                       $  31,927    $24,489   $  95,635    $ 77,230

Earnings per share:
        Primary                  $    0.45    $  0.35   $    1.35    $   1.10
        Fully diluted            $    0.45    $  0.35   $    1.34    $   1.10

Dividends paid per share         $    0.00    $  0.07   $    0.00    $   0.20

Shares outstanding
        Primary                     71,428     70,224      70,927      70,068
        Fully diluted               71,616     70,365      71,496      70,335



                             ST. JUDE MEDICAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                             SEPTEMBER 30  DECEMBER 31
                                                                 1995         1994
                                                             (UNAUDITED)   (SEE NOTE)

ASSETS
Current assets:
        Cash and cash equivalents                             $  16,387    $  11,791
        Marketable securities                                   135,127      125,177
        Accounts receivable, less allowance
             (1995 - $8,483; 1994 - $5,760)                     158,306      146,062
        Inventories
             Finished goods                                      70,849       59,534
             Work in process                                     29,112       21,723
             Raw materials                                       52,438       48,750
        Total inventories                                       152,399      130,007
        Other current assets                                     14,177       21,045
Total current assets                                            476,396      434,082
Property, plant and equipment                                   182,055      157,017
        Less accumulated depreciation                           (41,241)     (24,852)
Net property, plant and equipment                               140,814      132,165
Other assets                                                    344,796      353.651

TOTAL ASSETS                                                  $ 962,006    $ 919,898

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                         $ 151,883    $ 112,680
Long-term debt                                                  140,000      255,000

Contingencies
Shareholders' equity:
        Preferred stock, par value $1.00 per share -
             25,000,000 shares authorized; no shares issued         ---          ---
        Common stock, par value $.10 per share -
             100,000,000 shares authorized; issued and
             outstanding 1995 - 69,970,915 shares;
             1994 - 69,718,623                                    6,997        6,972
        Additional paid-in capital                               31,055       25,947
        Retained earnings                                       616,731      521,097
        Cumulative translation adjustment                         6,944       (2,484)
        Unrealized gain on available-for-sale securities          8,396          686
Total shareholders' equity                                      670,123      552,218

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                       $962,006     $919,898


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



                             ST. JUDE MEDICAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30

                                                                1995          1994
Operating Activities:
       Net income                                            $  95,635    $  77,230
       Depreciation and amortization                            30,565        6,825
       Working capital change                                    6,375       (8,702)

       Net cash provided by operating activities               132,575       75,353


Investment Activities:
       Purchases of property, plant and equipment              (23,288)     (11,931)
       Sales of available-for-sale securities, net               2,484      237,399
       Acquisition (Note 3)                                     13,000     (524,300)
       Other investing activities                              (11,215)     (19,470)

       Net cash used in investing activities                   (19,019)    (318,302)


Financing Activities:
       Proceeds from exercise of stock options                   5,133          788
       Cash dividends paid                                         ---      (13,935)
       Proceeds from issuance of long-term debt                    ---      250,000
       Repayment of long-term debt                            (115,000)         ---

       Net cash provided by (used in) financing activities    (109,867)     236,853

Effect of currency exchange rate changes on cash                   907          674

Increase (decrease) in cash and cash equivalents                 4,596       (5,422)
Cash and cash equivalents at beginning of year                  11,791       26,987

Cash and cash equivalents at end of period                   $  16,387    $  21,565




                             ST. JUDE MEDICAL, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in thousands, except per share amounts)


RESULTS OF OPERATIONS:

INTRODUCTION: Effective September 30, 1994, St. Jude Medical, Inc. acquired from Siemens AG substantially all the worldwide assets of its cardiac rhythm management operations ("Pacesetter"). The acquisition significantly expanded the Company's product offerings. The Company's third quarter and year-to-date 1995 financial results include Pacesetter's operations. Results between 1995 and 1994 are not directly comparable due to the Pacesetter acquisition.

NET SALES. Net sales for the third quarter 1995 totalled $175,953, including approximately $111,000 from Pacesetter operations. Total net sales increased $113,485, or 182%, over net sales in the 1994 third quarter. For the first nine months of 1995, net sales totalled $542,003, a $346,114, or 177%, increase over the comparable period of 1994.

Third quarter net sales in 1995, exclusive of the Pacesetter net sales, as compared to the third quarter of 1994 increased by over $2,500, or approximately 4%. For the first nine months, the 1995 increase over 1994 exceeded $7,400, or about 4%. These increases were mainly attributable to higher mechanical heart valve net sales, particularly in emerging markets. In addition, tissue heart valve and cardiac assist device net sales increased over 1994 levels. Also a favorable foreign currency translation effect due to the weaker U.S. dollar added approximately $1,000 and $4,800 to net sales in the third quarter and first nine months of 1995, respectively.

Pacesetter net sales totalled approximately $111,000 for the quarter and $339,000 for the first nine months of 1995. Compared to proforma 1994 results, net sales increased approximately 10% and 11% for the quarter and first nine months, respectively. The increase principally resulted from strong domestic performance and was favorably impacted by new product introductions, competitor problems and a continuing shift toward higher price, superior performance products.

GROSS PROFIT. The third quarter 1995 gross profit was $122,687, or 69.7% of net sales as compared to $46,991, or 75.2% of net sales during the comparable 1994 period. For the first nine months of 1995 and 1994, gross profit was $373,784, or 69.0% of net sales, and $147,082, or 75.1% of net sales, respectively. The gross profit margin decreased in 1995 primarily because the Pacesetter margins are lower than the margins of the Company's heart valve operations. In addition, acquired Pacesetter fixed assets were recorded at fair market value resulting in higher depreciation charges. Higher mechanical heart valve component costs and sales into lower margin emerging markets, together with the commencement of depreciation of costs associated with the new valve manufacturing plant also decreased the gross profit margin.

SELLING, GENERAL & ADMINISTRATIVE. Selling, general & administrative (SG&A) expenses increased in the third quarter 1995 to $58,354 from $13,720 in the comparable period of 1994. As a percentage of net sales, SG&A increased in 1995 to 33.2% from 22.0% in 1994. On a year-to-date basis, 1995 SG&A expenses totalled $177,707, a $136,060 increase over the $41,647 recorded during the first nine months of 1994.

Pacesetter related goodwill has been included in 1995 SG&A. As a percentage of sales, Pacesetter SG&A was higher than heart valve operations because Pacesetter uses a commission based third party distributor sales force in the U.S. and international markets, except Western Europe. The Company also established a Western European distribution infrastructure as a result of the Pacesetter acquisition which increased SG&A expenses.

RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses were $16,914 and $2,539 for the third quarters of 1995 and 1994, respectively. For the first nine months, R&D expenses totalled $51,362 and $7,786 for 1995 and 1994, respectively. As a percentage of net sales, the first nine months R&D expense increased in 1995 to 9.5% from 4.0% in 1994.

The higher spending level primarily reflects Pacesetter bradycardia, tachycardia and programmer projects. In addition, R&D expenses increased in the tissue heart valve technology area.

OTHER INCOME/(EXPENSE). The $511,300 Pacesetter acquisition was funded by debt and internal funds. Consequently, interest income significantly decreased and the Company began to incur interest expense. Interest expense was approximately $2,900 in the third quarter and $10,600 for the first nine months of 1995. Interest income totalled about $1,600 in the third quarter and $4,900 in the first nine months of 1995 versus nearly $4,100 and $11,500 in the comparable periods of 1994.

INCOME TAX PROVISION. The Company's 1995 effective tax rate was 31%, a 2.5 percentage point increase over the 28.5% effective tax rate in 1994. The higher effective tax rate was due to reduced tax exempt interest income as a result of the Pacesetter acquisition, lower tax benefits derived from the Company's Puerto Rican operations as a result of Internal Revenue Code (IRC) changes passed in 1993 and generally higher taxed income from Pacesetter operations.

OUTLOOK. The Company expects further consolidation within the worldwide health care industry and continued emphasis on cost effective outcome based technological advancements. Competitive pressures, hospital consolidations and various health care reform agendas may negatively impact product sales and restrict pricing flexibility.

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


FINANCIAL CONDITION:

The financial condition of the Company at September 30, 1995, continues to be strong. Long-term debt was reduced to $140,000, a $65,000 decrease during the third quarter and a $115,000 decrease during the first nine months of 1995. The ratio of current assets to current liabilities was 3.1 to 1 at September 30, 1995.

Total assets increased $2,159 during the third quarter of 1995. Cash and marketable securities increased $7,073 primarily as a result of cash flow from operations after debt repayment. Accounts receivable decreased $5,223 mainly as a result of a focused collection effort in Western Europe and a lower sales level from the previous quarter. Inventories increased $6,332 during the quarter primarily as a result of a gradual ramp-up in heart valve production in anticipation of purchasing less mechanical heart valve components from our supplier in 1996 and new product offerings.

Shareholders' equity increased $45,150 during the quarter to $670,123. The increase resulted from net income of $31,927, a net unrealized gain on investments of $6,277, $1,087 associated with the exercise of stock options and the issuance of restricted shares, and a foreign currency translation adjustment of $5,859.



                             ST. JUDE MEDICAL, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in thousands except per share amounts)


PART II   OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

              St. Jude Medical, Inc. sued Electromedics and Medtronic, Inc. in 1994 in district court in Minnesota to recover a $3 million termination fee which was due to St. Jude under an acquisition agreement between St. Jude and Electomedics when Electomedics elected to be acquired by Medtronic. The district court ruled against St. Jude but the Minnesota Court of Appeals reversed the lower court and held that St. Jude was entitled to recover the $3 million fee. In October the Minnesota Supreme Court denied Medtronic's request to review the decision of the Court of Appeals. No further appeal is possible.

              From 1987 to 1991 Siemens through its Pacesetter and other Affiliates ("Siemens") manufactured and sold approximately 32,000 model 1016T and 1026T pacemaker leads of which approximately 25,000 were sold in the U.S. In 1991 Siemens ceased selling these products and issued a safety alert to physicians explaining that these pacemaker leads had a higher than expected failure rate due to an inner insulation problem. The safety alert recommended monitoring steps to minimize any risk posed by the devices. The FDA treated this notice as a Class I recall.

              In March, 1993 Siemens was sued in federal district court in Cincinnati, Ohio. ("the Wilson case"). The suit alleged that the model 1016T leads were negligently designed and manufactured. The suit sought class action status for patients whose 1016T leads had malfunctioned up to that time. The class status was granted by the court in November 1993. When St. Jude acquired from Siemens substantially all of its worldwide cardiac rhythm management business ("Pacesetter") on October 1, 1994, the Purchase Agreement specifically provided that Siemens retain all liability for the Wilson case as well as all other litigation that was pending or threatened before October 1, 1994. The Purchase Agreement also provided that St. Jude would assume liability for other product liability claims which arose after September 30, 1994.

              Siemens and St. Jude were named defendants in a class action suit filed in March 1995 in Houston, Texas for alleged defects in models 1016T and 1026T pacing leads (the "Hann case"). The suit sought class action status for patients who had inner insulation failures of these leads after March 22, 1993 and who were not members of the Wilson class. Siemens and St. Jude settled the Wilson and Hann cases in November 1995. St. Jude's anticipated financial responsibility for the settlement is approximately $7.0 million. The precise number of class members, and the corresponding financial liability, could increase or decrease as the process for filing claims is completed. The Settlement Agreement has an "opt out" provision for class members and the Settlement Agreement is subject to approval by the court.

              St. Jude's product liability insurance carrier, Steadfast, a wholly owned subsidiary of Zurich Insurance Company ("Zurich"), has denied coverage for this case and has filed suit against St. Jude in federal district court in Minneapolis seeking rescission of the policy covering Pacesetter business retroactive to the date St. Jude acquired Pacesetter. Zurich alleges that St. Jude made material negligent misrepresentations to Zurich including failure to disclose the Wilson case in order to procure the insurance policy. St. Jude has filed an answer denying Zurich's claim and has alleged that Zurich specifically had knowledge of the Wilson case.

              The terms of the product liability insurance policy which Zurich is seeking to rescind provide that St. Jude would be entitled to $10 million in coverage for the 1016T and 1026T pacemaker lead claims after payment by St. Jude of a self insured retention. St. Jude is investigating whether it may have claims against any entities, in addition to Zurich, arising from this situation.



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


                                              ST. JUDE MEDICAL, INC.

NOVEMBER 1, 1995                              /s/ STEPHEN L. WILSON
DATE                                          STEPHEN L. WILSON
                                              Vice President - Finance
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)