Form 10-K405
period 1995-12-31
ST JUDE MEDICAL INC
filed 1996-03-27
CIK 203077

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  ------------

                             FORM 10-K ANNUAL REPORT

[X]                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, or will not be contained, to the best of the Registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing
requirements for the past  90 days.     YES  X   NO
                                            ---     ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.8 billion at March 8, 1996, when the closing sale price of such stock, as reported on the NASDAQ National Market System, was $40.75.

     The number of shares outstanding of the Registrant's Common Stock, $.10 par value, as of March 8, 1996, was 70,299,660 shares.

     Portions of the Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference in Parts I, II and IV. Portions of the Proxy Statement dated March 27, 1996, are incorporated by reference in Part III.


                                  ------------


     The exhibit index is set forth on pages 11 and 12. This Form 10-K consists of 69 pages, consecutively numbered 1 through 69.


==============================================================================

                             ST. JUDE MEDICAL, INC.
                                   1995 10-K
                                     PART I

ITEM 1.  BUSINESS
GENERAL

    St. Jude Medical, Inc. ("St. Jude" or the "Company") designs, manufactures and markets medical devices and provides services for the cardiovascular segment of the medical device industry. The Company's products are distributed in more than 70 countries worldwide through a combination of direct sales personnel, independent manufacturers' representatives and distribution organizations. The main markets for the Company's products are the United States, Western Europe and Japan.

    Effective  September  30,   1994,  St.   Jude  acquired   from  Siemens   AG
substantially all the worldwide assets of its cardiac rhythm management operations ("Pacesetter"). The acquisition significantly expanded the Company's product offerings and provided a platform for potential further diversification of its business.

    The Company currently operates through three business units. The St. Jude Medical Division is responsible for the Company's heart valve disease management products including mechanical and tissue heart valves and annuloplasty rings. The Pacesetter Division is responsible for the Company's cardiac rhythm management products including bradycardia pulse generators, leads and programmers. The International Division is responsible for marketing, sales and distribution of the Company's and third party products in Europe, Africa and the Middle East.

    Typically, the Company's net sales are somewhat stronger in the first and second quarters and weaker in the third quarter. This results from patient tendency to defer, if possible, cardiac procedures during the summer months and from the seasonality of the domestic and Western European markets where summer vacation schedules normally result in fewer surgical procedures. Manufacturers' representatives randomly place large orders which can distort the net sales pattern noted above. In addition, new product introductions and regulatory approvals can modify the expected net sales pattern.

    In 1995 almost 63% of net sales were derived from pacemaker products, approximately 36% from heart valve products and the balance from cardiac assist products. In prior years the majority of net sales were derived from heart valve products.

CARDIAC RHYTHM MANAGEMENT

    The Pacesetter Division is headquartered in Sylmar, California and has manufacturing facilities in Sylmar, Sweden and Scotland. Pacesetter pulse generators and leads treat patients with hearts that beat too slowly or irregularly; a condition known as bradycardia. Various models of bradycardia pulse generators and leads are produced by Pacesetter. Pulse generators can sense and produce impulses in both the upper and lower chambers of the heart, adapt to changes in heart rate and can be non-invasively programmed by the physician to adjust sensing, electrical pulse intensity, duration, rate and other characteristics.

    The pulse generator, generally referred to as a pacemaker, contains a lithium battery power source and electronic circuitry. It generates pacing pulses and monitors the heart's activity to sense abnormalities requiring correction. It is most often implanted pectorally just below the collarbone. The leads are insulated wires that carry the pulses to the heart and information from the heart back to the pacemaker. A pacemaker uses electrical currents equivalent to those in a healthy heart.

    In 1995 Pacesetter introduced a new platform of pacing systems called the Trilogy-TM- series. The series was an outgrowth of the highly successful Synchrony-Registered Trademark- platform circuitry and was designed with the philosophy of cardiac optimization. Trilogy-TM- has an ovoid shape, doubles memory, adds new diagnostic capabilities and in some versions has an automaticity feature.

    Microny-TM-, a single chamber pacemaker, which was the first pacemaker in the world to incorporate AutoCapture-TM-, was introduced in 1995 in international markets. The AutoCapture-TM- algorithm is capable of adjusting the pacemaker's output to provide the minimal amount of electrical impulse necessary to stimulate the heart and has an appropriate safety margin test on a beat by beat basis. Microny-TM- is the world's smallest pacemaker weighing only about 13 grams. The sensor is an accelerometer, a "ball in a cage" sensor which has excellent sensitivity to the intensity of the patient's body movement in determining the proper pacing rate.

    The Regency-TM- family of single chamber pacemakers, introduced in 1995, incorporates the AutoCapture-TM- feature and several advanced diagnostic capabilities. Pacesetter expects to release the Regency-TM- pacemaker in all international markets and to commence U.S. clinical trials in 1996.

HEART VALVES

    The St. Jude Medical Division is headquartered in St. Paul, Minnesota and has manufacturing facilities in St. Paul, Puerto Rico, Canada and California. Heart valve replacement or repair may be necessary because the natural heart valve has deteriorated due to congenital defects or disease. Heart valves facilitate the one-way flow of blood in the heart and prevent significant backflow of blood into the heart and between the heart's chambers.

    St. Jude offers both mechanical and tissue replacement heart valves and valve repair products. In 1996, the Company executed an agreement to provide services relating to allografts, cryopreserved human heart valves. The St. Jude Medical-Registered Trademark- mechanical heart valve is the most widely implanted  valve in  the world  with over 650,000  valves implanted  to date. In
1995, the  Company  introduced  the  SJM-Registered  Trademark-  Masters  Series rotatable version of the mechanical heart valve which eases implantation in certain circumstances. The United States Food and Drug Administration ("FDA") approved the Masters Series for U.S. implantation in November 1995. In addition, the Company internationally markets the Toronto SPV-Registered Trademark-stentless tissue valve, the world's leading stentless tissue valve, and the SJM X-Cell-TM- bioprosthesis, a stented tissue valve. The Toronto SPV-Registered Trademark- is in domestic clinical trials.

    The Company executed an agreement in 1995 with Heartport, Inc. ("Heartport") to pursue less invasive heart valve surgery to repair or replace diseased heart valves. Under the agreement, St. Jude's heart valve prostheses will be used in combination with Heartport's proprietary Port-Access-TM- technology to perform less invasive heart valve surgery. In early 1996, Heartport received FDA authorization to commence U.S. clinical trials of its Port-Access-TM- mitral valve repair and replacement system.

    Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral heart valves. In 1995, the Company executed a license agreement with Professor Jacques Seguin to manufacture and market an advanced semi-rigid annuloplasty ring. This SJM-Registered Trademark- Sguin annuloplasty ring can be used with conventional surgery and Heartport's Port-AccessTM technology.

SUPPLIERS

    Until 1986 all pyrolytic carbon components for the mechanical heart valve were purchased from CarboMedics, Inc. ("CMI"). In 1986, the Company began selling mechanical heart valves internationally utilizing self-manufactured pyrolytic carbon coated components. In May 1991, the Company received FDA approval to domestically market the St. Jude Medical-Registered Trademark-mechanical heart valve as assembled with self-manufactured pyrolytic carbon coated components.

    Under an agreement with CMI, which covers the supply of pyrolytic carbon heart valve components for the mechanical heart valve, the Company must purchase a minimum of 20% of its needs through 1998 at negotiated prices. If CMI is unable or fails to perform under the agreement, the license permits the Company to self-manufacture its component requirements during the supply interruption. The agreement can be extended for additional one year terms after 1998 at the Company's option and prices the Company would pay in 1999 and beyond would be adjusted annually by a producer price index based formula established in the agreement.

    The Company purchases raw materials and other items from numerous suppliers for use in its products. The Company maintains sizeable inventories of up to three years of its projected requirements for certain materials, some of which are available only from a single vendor. The Company has been advised from time to time that certain of these vendors may terminate sales of products to customers that manufacture implantable medical devices in an effort to reduce their potential products liability exposure. Some of these vendors have modified their positions and have indicated a willingness to either temporarily continue to provide product until such time as an alternative vendor or product can be qualified or to reconsider the supply relationship. While the Company believes that alternative sources of raw materials are available and that there is sufficient lead time in which to qualify such other sources, any supply interruption could have a material adverse effect on the Company's ability to manufacture its products.

COMPETITION

    Within the medical device industry, competitors range from small start-up companies to companies with significant resources. The Company's customers consider many factors when choosing supplier partners including product reliability, clinical outcomes, product availability, inventory consignment, price and product services provided by the manufacturer. Market share can shift as a result of technological innovation, product recalls and product safety alerts. This emphasizes the need for the highest quality products and services. St. Jude expects the competition to continue to increase by using tactics such as consigned inventory, bundled product sales and reduced pricing.

    The Company is the world's leading manufacturer and supplier of mechanical heart valves. There are two other principal and several other smaller mechanical heart valve manufacturers. St. Jude has numerous competitors which sell significantly more tissue heart valves than the Company.

    Pacesetter is a technological leader in the bradycardia pacemaker market. Worldwide there are seven primary manufacturers and suppliers of bradycardia pacemakers, including the Company. One other company and Pacesetter account for well over half of the worldwide bradycardia pacemaker net sales. The Company has strong market share positions in all major developed markets.

    The cardiovascular segment of the medical device market is a dynamic market currently undergoing significant change due to cost of care considerations, regulatory reform, industry consolidation and customer consolidation. The ability to provide cost effective clinical outcomes is becoming increasingly more important for medical device manufacturers.

MARKETING

    The Company sells its products directly to hospitals and distributor based organizations in the United States and throughout the world. No distributor organization or single customer accounted for more than 10% of 1995 net sales.

    In the United States, St. Jude sells directly to hospitals through an employee based sales organization for its heart valve products and a combination of independent manufacturers' representatives and an employee based sales organization for its pacemaker products. In Western Europe, the Company has an employee based sales organization selling in thirteen countries. Throughout the rest of the world the Company uses distributor based sales organizations.

    Payment terms worldwide are consistent with local practice. Orders are shipped as they are received and, therefore, no material back orders exist.

RESEARCH AND DEVELOPMENT

    The Company is focused on the development of new products and improvements to existing products. In addition, research and development expense reflects the Company's efforts to obtain FDA approval of certain products and processes and to maintain the highest quality standards of existing products. The Company's research and development expenses were $68,970,000 (9.5% of net sales), $21,008,000 (5.8%) and $10,972,000 (4.3%) in 1995, 1994 and 1993, respectively.

GOVERNMENT REGULATION

    The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in some instances, by state and foreign governmental authorities. Under the Federal Food, Drug and Cosmetic Act (the "Act"), and regulations thereunder, manufacturers of medical devices must comply with certain policies and procedures that regulate the composition, labeling, testing, manufacturing, packaging and distribution of medical devices. Medical devices are subject to different levels of government approval requirements, the most comprehensive of which requires the completion of an FDA approved clinical evaluation program and submission and approval of a pre-market approval ("PMA") application before a device may be commercially marketed. The Company's mechanical and tissue heart valves and certain pacemakers and leads are subject to this level of approval or as a supplement to a PMA approval. Other pacemakers and leads and the annuloplasty ring products are currently marketed under the 510(k) pre-market notification procedure of the Act.

    The FDA also regulates record keeping for medical devices and reviews hospital and manufacturers' required reports of adverse experiences to identify potential problems with FDA authorized devices. Aggressive regulatory action may be taken due to adverse experience reports. FDA device tracking and post-market surveillance requirements are expected to increase future regulatory compliance costs.

    Diagnostic-related groups ("DRG") reimbursement schedules regulate the amount the United States government, through the Health Care Financing Administration ("HCFA"), will reimburse hospitals and doctors for the inpatient care of persons covered by Medicare. While the Company has been unaware of significant domestic price resistance directly as a result of DRG reimbursement policies, changes in current DRG reimbursement levels could have an adverse effect on its domestic pricing flexibility.

    In response to the U.S. government budget deficit and rising Medicare and Medicaid costs, several legislative proposals have been advanced which would restrict future funding increases for these programs. While it is impossible to predict the outcome of the policy debate, St. Jude believes it will increase the downward pricing pressure on health care products including the Company's products.

    St. Jude business outside the United States is subject to medical device laws in individual foreign countries. These laws range from extensive device approval requirements in some countries for all or some of the Company's products to requests for data or certifications in other countries. Generally, regulatory requirements are increasing in these countries. In the European Economic Union, efforts are underway to harmonize the regulatory systems.

    The Office  of  the Inspector  General  (the  "OIG") of  the  United  States
Department of Health and Human Services ("HHS") is currently conducting an investigation regarding possible hospital submissions of improper claims to Medicare/Medicaid programs for reimbursement for procedures using cardiovascular medical devices that were not approved for marketing by the FDA at the time of use. Beginning in June 1994, approximately 130 hospitals received subpoenas from HHS seeking information with respect to reimbursement for procedures using cardiovascular medical devices (including certain products manufactured by the Company) that were subject to investigational exemptions or that may not have been approved for marketing by the FDA at the time of use. The subpoenas also sought information regarding various types of remuneration, including payments, gifts, stock and stock options, received by the hospital or its employees from manufacturers of medical devices. Civil and criminal sanctions may be imposed against any person participating in an improper claim for reimbursement under Medicare/Medicaid. The OIG's investigation and any related change in reimbursement practices may discourage hospitals from participating in clinical trials or from including Medicare and Medicaid patients in clinical trials, which could lead to increased costs in the development of new products. St. Jude believes it is too early to predict the possible outcome of this matter or when it will be resolved. There can be no assurance that the OIG's investigation or any changes in third-party payors' reimbursement practices will not materially adversely affect the medical device industry in general or the Company in particular. In 1995, HCFA, part of HHS, issued a regulation clarifying that certain medical devices subject to investigational requirements under the Act may qualify for reimbursement.

    In 1994 the predecessor organization to Pacesetter entered a consent decree which settled a lawsuit brought by the United States in U.S. District Court for the District of New Jersey. The consent decree which remains in effect indefinitely requires that Pacesetter comply with the FDA's Good Manufacturing Practice regulations and identifies several specific provisions of those regulations. The consent decree provides for FDA inspections and that Pacesetter is obligated to pay certain costs of the inspections.

    In 1994 a state prosecutor in Germany began an investigation of allegations of corruption in connection with the sale of heart valves. As part of that investigation, the prosecutor seized documents from St. Jude's offices in Germany as well as documents from certain competitors' offices. In December 1995, the state prosecutor announced that the investigation is continuing and has been broadened to include other medical devices. Subsequently, the United States Securities and Exchange Commission issued a formal order of private investigation covering sales practices of St. Jude and other manufacturers in Germany.

PATENTS AND LICENSES

    The Company's policy is to protect the intellectual property rights in its work on medical devices. Where appropriate, St. Jude applies for United States and foreign patents. In those instances where the Company has acquired technology from third parties, it has sought to obtain rights of ownership to the technology through the acquisition of underlying patents or licenses.

    While the Company believes design, development, regulatory and marketing aspects of the medical device business represent the principal barriers to entry into such business, it also recognizes that its patents and license rights may make it more difficult for its competitors to market products similar to those produced by the Company. St. Jude can give no assurance that any of its patent rights, whether issued, subject to license or in process, will not be circumvented or invalidated. Further, there are numerous existing and pending patents on medical products and biomaterials. There can be no assurance that the Company's existing or planned products do not or will not infringe such rights or that others will not claim such infringement. The Company's principal patent covering its mechanical heart valve will expire in the United States in July 1998. No assurance can be given that the Company will be able to prevent competitors from challenging the Company's patents or entering markets currently served by the Company.

INSURANCE

    The medical device industry has historically been subject to significant products liability claims. Such claims could be asserted against the Company in the future for events not known to management at this time. Management has adopted risk management practices, including products liability insurance coverage, which management believes are prudent.

    The Company's former products liability insurance carrier is currently seeking to rescind its coverage of Pacesetter products for the period October 1, 1994, through December 31, 1995. Should the carrier prevail, the Company would be self-insured for Pacesetter products liability claims made during that period. St. Jude cannot predict the outcome of the dispute. See Item 3 "Legal Proceedings".

    California earthquake insurance is currently difficult to procure, extremely costly, and restrictive in terms of coverage. The Company's earthquake and related business interruption insurance for its operations located in Los Angeles County, California does provide for limited coverage. While the Company is unable to predict the potential impact of any uninsured loss that might be sustained from an earthquake, it is the opinion of management that any such loss would not have a material adverse effect on the Company's financial condition.

EMPLOYEES

    As of December 31, 1995, the Company had 2,315 full-time employees. It has never experienced a work stoppage as a result of labor disputes and none of its employees are represented by a labor organization, with the exception of the Company's Swedish employees.

INDUSTRY SEGMENT AND INTERNATIONAL OPERATIONS

    The medical products and service industry is the single industry segment in which the Company operates. The Company's domestic and foreign net sales, operating profit and identifiable assets, and its export sales to unaffiliated third parties are described in Note 8 to the Consolidated Financial Statements on page 36 of the 1995 Annual Report to Shareholders and are incorporated herein by reference.

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

ITEM 2.  PROPERTIES

    St. Jude Medical's principal executive offices are owned and are located in St. Paul, Minnesota. Manufacturing facilities are located in California, Minnesota, Canada, Puerto Rico, Scotland and Sweden. Approximately 53%, or 221,000 square feet, of the total manufacturing space is owned by the Company and the balance is leased.

    The Company also maintains sales and administrative offices inside the United States at 16 locations in 6 states and outside the United States at 17 locations in 15 countries. All of these locations are leased.

    In management's opinion, all building and machinery and equipment are in good condition and suitable for their purposes and are maintained on a basis consistent with sound operations.

ITEM 3.  LEGAL PROCEEDINGS

    From 1987 to 1991, Siemens AG through its Pacesetter and other Affiliates ("Siemens") manufactured and sold approximately 32,000 model 1016T and 1026T pacemaker leads of which approximately 25,000 were sold in the U.S. In 1991 Siemens ceased selling these products and issued a safety alert to physicians explaining that these pacemaker leads had a higher than expected failure rate due to an inner insulation problem. The safety alert recommended monitoring steps to minimize any risk posed by the devices. The FDA treated this notice as a Class I recall.

    In March 1993 Siemens was sued in federal district court in Cincinnati, Ohio ("the Wilson case"). The suit alleged that the model 1016T leads were negligently designed and manufactured. The suit sought class action status for patients whose 1016T leads had malfunctioned up to that time. The class status was granted by the court in September 1993.

    When St. Jude acquired from Siemens substantially all of its worldwide cardiac rhythm management business ("Pacesetter") on October 1, 1994, the purchase agreement specifically provided that Siemens retain all liability for the Wilson case as well as all other litigation that was pending or threatened before October 1, 1994. The purchase agreement also provided that St. Jude would assume liability for other products liability claims which arose after September 30, 1994.

    Siemens and St. Jude were named defendants in a class action suit filed in March 1995 in Houston, Texas for alleged defects in models 1016T and 1026T pacing leads (the "Hann case"). The suit sought class action status for patients who had inner insulation failures of these leads after

March 22, 1993 and who were not members of the Wilson class. Siemens and St. Jude settled the Wilson and Hann cases in November 1995. St. Jude's anticipated financial responsibility for the settlement is approximately $7 million. The precise number of class members, and the corresponding financial liability, could increase or decrease as the process for filing claims is completed. The settlement agreement has an "opt out" provision for class members. Apart from this class action settlement, additional claims could be made or lawsuits brought by patients with these leads whose leads fail at a later date or whose leads fail for reasons outside the class definition.

    St. Jude's products liability insurance carrier, Steadfast, a wholly owned subsidiary of Zurich Insurance Company ("Zurich"), has denied coverage for this case and has filed suit against St. Jude in federal district court in Minneapolis seeking rescission of the policy covering Pacesetter business retroactive to the date St. Jude acquired Pacesetter. Zurich alleges that St. Jude made material negligent misrepresentations to Zurich including failure to disclose the Wilson case in order to procure the insurance policy. St. Jude has filed an answer denying Zurich's claim and has alleged that Zurich specifically had knowledge of the Wilson case.

    The terms of the products liability insurance policy which Zurich is seeking to rescind provide that St. Jude would be entitled to $10 million in coverage for the 1016T and 1026T pacemaker lead claims after payment by St. Jude of a self insured retention. St. Jude is investigating whether it may have claims against any entities, in addition to Zurich, arising from this situation.

    The Company is unaware of any other pending legal proceedings which it regards as likely to have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

                  NAME          AGE                    POSITION*
          --------------------  ---   -------------------------------------------
          Ronald A. Matricaria  53    Chairman (1995), President and Chief
                                       Executive Officer (1993)
          Eric W. Sivertson     45    President, Pacesetter (1994)
          John P. Berdusco      59    Vice President, Administration (1993)
          Terry L. Shepherd     43    President, St. Jude Medical Division (1994)
          Stephen L. Wilson     43    Vice President, Finance and Chief Financial
                                       Officer (1990)

------------------------
* Dates in brackets indicate period during which the named executive officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are elected annually for one year terms.

    Mr.  Matricaria's  business  experience  is  set  forth  in  the   Company's
definitive Proxy Statement dated March 27, 1996 under the Section "Election of Directors." The information is incorporated herein by reference.

    Mr. Sivertson joined the Company in 1985 as Director of Marketing. In 1986, he became Director of International Sales and was appointed Vice President, Sales and Marketing in 1988, President of the International Division in 1990, and President of the St. Jude Medical Division in 1992. Mr. Sivertson was appointed President of the Pacesetter Division in October 1994. Prior to joining the Company, Mr. Sivertson spent eight years with American Hospital Supply Corporation in various management positions, including Vice President of Marketing for the Converters Division. Mr. Sivertson resigned from the Company effective January 19, 1996.

    Mr. Berdusco joined the Company in 1993 as Vice President, Administration. Prior to joining the Company, he was Executive Director Corporate Facilities Planning, Manufacturing Strategy Development and Sourcing for Eli Lilly & Company. From 1962 to 1993, Mr. Berdusco held various management positions with Eli Lilly & Company in both domestic and international operations.

    Mr. Shepherd joined the Company in 1994 as President of the St. Jude Medical Division. Prior to joining St. Jude, Mr. Shepherd was President and CEO of Hybritech, Inc. where he had been employed for 3 years. Prior to that, Mr. Shepherd held various management positions at Cardiac Pacemakers, Inc. (CPI) where he worked for 15 years. Hybritech and CPI were both wholly owned subsidiaries of Eli Lilly & Company.

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

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

    The information set forth under the captions "Supplemental Market Price Data" and "Dividends" on page 21 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The information set forth under the caption "Ten Year Summary of Selected Financial Data" on pages 38 and 39 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 22 through 26 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following Consolidated Financial Statements of the Company and Report of Independent Auditors set forth on pages 27 through 37 of the Company's 1995 Annual Report to Shareholders are incorporated herein by reference:

    Consolidated Statements of Income -- Years ended December 31, 1995, 1994 and 1993

    Consolidated Balance Sheets -- December 31, 1995 and 1994

    Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1995, 1994, and 1993

    Consolidated Statements of Cash Flows -- Years ended December 31, 1995, 1994 and 1993

    Notes to Consolidated Financial Statements

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement dated March 27, 1996, is incorporated herein by reference. Information on executive officers is set forth in Part I,
Item 4A hereto.

ITEM 11.  EXECUTIVE COMPENSATION

    The information set forth under the caption "Executive Compensation and Other Information" and "Election of Directors" in the Company's definitive Proxy Statement dated March 27, 1996, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive Proxy Statement dated March 27, 1996, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement dated March 27, 1996, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

    (1) FINANCIAL STATEMENTS

    The following Consolidated Financial Statements of the Company and Report of Independent Auditors as set forth on pages 27 through 37 of the Company's 1995 Annual Report to Shareholders are incorporated herein by reference:

        Consolidated Statements of Income -- Years ended December 31, 1995, 1994 and 1993

        Consolidated Balance Sheets -- December 31, 1995 and 1994

        Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1995, 1994, and 1993

        Consolidated Statements of Cash Flows -- Years ended December 31, 1995, 1994 and 1993

        Notes to Consolidated Financial Statements

    (2) FINANCIAL STATEMENT SCHEDULE

    The following financial statement schedule is filed as part of this Form 10-K Annual Report:

SCHEDULE
 NUMBER                   DESCRIPTION                 PAGE NUMBER
---------  -----------------------------------------  ------------
   II      Valuation and Qualifying Accounts               22

    The report of the Company's Independent Auditors with respect to the above-listed financial statements and financial statement schedule appears on page 21 of this Report.

    All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable.

    (3) EXHIBITS

                                                                                       PAGE
        EXHIBIT INDEX                                                                 NUMBER
        ---------------------------------------------------------------------------   ------
 2.1    Agreement and Plan of Merger dated January 29, 1996 related to the Daig        --
        acquisition is incorporated by reference to Schedule 13D filed February 13,
        1996.
 3.1    Articles of Incorporation are incorporated by reference to Exhibit 3(a) of     --
        the Company's Form 8 filed on August 20, 1987, amending the Company's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.
 3.2    Bylaws are incorporated by reference to Exhibit 3B of the Company's Form       --
        S-3 Registration Statement dated September 25, 1986 (Commission File No.
        33-8308).
 4.1    Amended and Restated Rights Agreement dated as of June 26, 1990, between       --
        the Company and Norwest Bank Minneapolis, N.A., as Rights Agent including the Certificate of Designation, Preferences and Rights of Series A Junior
        Participating Preferred Stock is incorporated by reference to Exhibit 1 of the Company's Form 8 Amendment 2 to Form 8-A dated July 6, 1990.
10.1    Employment letter dated as of March 9, 1993, between the Company and Ronald    --
        A. Matricaria is incorporated by reference to Exhibit 10.1 of the Company's
        Form 10-K Annual Report for the year ended December 31, 1993.*
10.2    Supplemental Executive Retirement Plan and Trust agreement dated April 12,     --
        1993, between the Company and Ronald A. Matricaria is incorporated by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the
        year ended December 31, 1993.*
10.3    Supply Contract dated April 17, 1990, between the Company and CarboMedics,     --
        Inc. (portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2) is incorporated by reference to the Company's Form 8 filed on April 17, 1990 amending the Company's Form 10-K Annual Report for the year ended December
        31, 1989.
10.4    Form of Indemnification Agreement that the Company has entered into with       --
        officers and directors. Such agreement recites the provisions of Minnesota
        Statutes Section 302A.521 and the Company's Bylaw provisions (which are substantially identical to the Statute) and is incorporated by reference to
        Exhibit 10(d) of the Company's Form 10-K Annual Report for the year ended
        December 31, 1986.*
10.5    Form of Employment Agreement that the Company has entered into with            --
        officers relating to severance matters in connection with a change in control is incorporated by reference to Exhibit 10(f) of the Company's Form
        10-K Annual Report for the year ended December 31, 1987.*
10.6    Retirement Plan for members of the Board of Directors as amended on March      --
        15, 1995, is incorporated by reference to Exhibit 10.6 of the Company's
        Form 10-K Annual Report for the year ended December 31, 1994.*
10.7    Management Savings Plan dated February 1, 1995, is incorporated by             --
        reference to Exhibit 10.7 of the Company's Form 10-K Annual Report for the
        year ended December 31, 1994.*

                                                                                       PAGE
        EXHIBIT INDEX                                                                 NUMBER
        ---------------------------------------------------------------------------   ------
10.8    Supplemental Executive Retirement Plan agreement dated September 30, 1988,     --
        and as restated on April 9, 1993, between the Company and Lawrence A.
        Lehmkuhl is incorporated by reference to Exhibit 10.8 of the Company's Form
        10-K Annual Report for the year ended December 31, 1993.*
10.9    1989 Restricted Stock Plan is incorporated by reference to the Company's       --
        Form S-8 Registration Statement dated June 6, 1989 (Commission File No.
        33-29085).*
10.10   The St. Jude Medical, Inc. 1991 Stock Plan is incorporated by reference to     --
        the Company's Form S-8 Registration Statement dated June 28, 1991
        (Commission File No. 33-41459).*
10.11   The St. Jude Medical, Inc. 1994 Stock Option Plan is incorporated by           --
        reference to the Company's Form S-8 Registration Statement dated July 1,
        1994 (Commission File No. 33-54435).*
10.12   The Management Incentive Compensation Plan is incorporated by reference to     --
        Appendix A of the Company's definitive Proxy Statement dated March 27,
        1995.*
11      Computation of Earnings Per Share                                               23
13      1995 Annual Report to Shareholders. Except for those portions of such           24
        report expressly incorporated by reference in this Form 10-K Annual Report, the Annual Report to Shareholders is not deemed to be "filed" with the
        Securities and Exchange Commission.
21      Subsidiaries of the Company                                                     68
23      Consent of Independent Auditors                                                 69

------------------------
* Management contract or compensatory plan or arrangement.

    (b) REPORTS ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 1995

    No reports on Form 8-K were filed by the Company during the fourth quarter 1995.

    (c) EXHIBITS:  Reference is made to Item 14 (a) (3).

    (d) SCHEDULES:  Reference is made to Item 14 (a) (2).

    For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned Company hereby undertakes as follows, which undertaking shall be incorporated by reference into the Company's Registration Statements on Form S-8 Nos. 33-9262 (filed October 3,
1986), 33-29085 (filed June 6, 1989),  33-41459 (filed June 28, 1991),  33-48502
(filed June 10, 1992) and 33-54435 (filed July 1, 1994):

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

                                          ST. JUDE MEDICAL, INC.

Date:  March 27, 1996                     By         /s/ RONALD A. MATRICARIA

                                          --------------------------------------
                                                    Ronald A. Matricaria
                                                CHAIRMAN, PRESIDENT AND CHIEF
                                                        EXECUTIVE
                                                OFFICER (PRINCIPAL EXECUTIVE
                                                         OFFICER)

                                          By         /s/ STEPHEN L. WILSON

                                          --------------------------------------
                                                      Stephen L. Wilson
                                                   VICE PRESIDENT, FINANCE
                                                 AND CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                         OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              /s/ RONALD A. MATRICARIA
-------------------------------------------   Chairman of the Board of       March 27, 1996
            Ronald A. Matricaria               Directors

             /s/ THOMAS H. GARRETT III
-------------------------------------------   Director                       March 27, 1996
           Thomas H. Garrett III

               /s/ KENNETH G. LANGONE
-------------------------------------------   Director                       March 27, 1996
             Kenneth G. Langone

              /s/ LAWRENCE A. LEHMKUHL
-------------------------------------------   Director                       March 27, 1996
            Lawrence A. Lehmkuhl

               /s/ WILLIAM R. MILLER
-------------------------------------------   Director                       March 27, 1996
             William R. Miller

             /s/ CHARLES V. OWENS, JR.
-------------------------------------------   Director                       March 27, 1996
           Charles V. Owens, Jr.

              /s/ WALTER L. SEMBROWICH
-------------------------------------------   Director                       March 27, 1996
            Walter L. Sembrowich

                 /s/ ROGER G. STOLL
-------------------------------------------   Director                       March 27, 1996
               Roger G. Stoll

                /s/ GAIL R. WILENSKY
-------------------------------------------   Director                       March 27, 1996
              Gail R. Wilensky

                         REPORT OF INDEPENDENT AUDITORS

    We have audited the consolidated financial statements of St. Jude Medical, Inc. as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 5, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

February 5, 1996

/s/ ERNST & YOUNG LLP
--------------------------------
Ernst & Young LLP

                    ST. JUDE MEDICAL, INC. AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1995
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                  COL. A                       COL. B             COL. C             COL. D       COL. E
-------------------------------------------  -----------  ----------------------  ------------  -----------

                                             BALANCE AT    ADDITIONS CHARGED TO                 BALANCE AT
                                              BEGINNING   ----------------------                  END OF
DESCRIPTION                                   OF PERIOD    EXPENSE      OTHER      DEDUCTIONS     PERIOD
-------------------------------------------  -----------  ---------  -----------  ------------  -----------
Year ended December 31, 1995
  Allowance for doubtful accounts (3)......   $   5,760   $   2,510  $   1,256(5)  $     198(1)  $   9,328
  Products liability claims reserve (4)....       1,500      --          8,000(5)        942(2)      8,558

Year ended December 31, 1994
  Allowance for doubtful accounts (3)......       1,856         715      3,675(5)        486(1)      5,760
  Products liability claims reserve (4)....         401       1,181      --               82(2)      1,500

Year ended December 31, 1993
  Allowance for doubtful accounts (3)......       1,413         583      --              140(1)      1,856
  Products liability claims reserve (4)....         601      --          --              200(2)        401

------------------------

(1) Reserve or uncollectible accounts written off, net of recoveries.

(2) Settlements paid.

(3) Deducted from accounts receivable on the balance sheet.

(4) Included in other accrued expenses on the balance sheet.

(5) Balance assumed in the Pacesetter acquisition.