Form 10-K/A
period 1995-12-31
ST JUDE MEDICAL INC
filed 1996-04-01
CIK 203077

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  ------------

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

     This filing is a result of an inadvertent omission of Exhibit 13 from our filing dated March 27, 1996.

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
                                       Officer (1990)

- ------------------------
* Dates in brackets indicate period during which the named executive officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are elected annually for one year terms.

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

        Consolidated Balance Sheets -- December 31, 1995 and 1994

        Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1995, 1994, and 1993

        Consolidated Statements of Cash Flows -- Years ended December 31, 1995, 1994 and 1993

        Notes to Consolidated Financial Statements

    (2) FINANCIAL STATEMENT SCHEDULE

    The following financial statement schedule is filed as part of this Form 10-K Annual Report:

SCHEDULE
 NUMBER                   DESCRIPTION                 PAGE NUMBER
- ---------  -----------------------------------------  ------------
   II      Valuation and Qualifying Accounts               22

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

- ------------------------
* Management contract or compensatory plan or arrangement.

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

              /s/ RONALD A. MATRICARIA
- -------------------------------------------   Chairman of the Board of       March 27, 1996
            Ronald A. Matricaria               Directors

             /s/ THOMAS H. GARRETT III
- -------------------------------------------   Director                       March 27, 1996
           Thomas H. Garrett III

               /s/ KENNETH G. LANGONE
- -------------------------------------------   Director                       March 27, 1996
             Kenneth G. Langone

              /s/ LAWRENCE A. LEHMKUHL
- -------------------------------------------   Director                       March 27, 1996
            Lawrence A. Lehmkuhl

               /s/ WILLIAM R. MILLER
- -------------------------------------------   Director                       March 27, 1996
             William R. Miller

             /s/ CHARLES V. OWENS, JR.
- -------------------------------------------   Director                       March 27, 1996
           Charles V. Owens, Jr.

              /s/ WALTER L. SEMBROWICH
- -------------------------------------------   Director                       March 27, 1996
            Walter L. Sembrowich

                 /s/ ROGER G. STOLL
- -------------------------------------------   Director                       March 27, 1996
               Roger G. Stoll

                /s/ GAIL R. WILENSKY
- -------------------------------------------   Director                       March 27, 1996
              Gail R. Wilensky

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

February 5, 1996

/s/ ERNST & YOUNG LLP
- --------------------------------
Ernst & Young LLP

                    ST. JUDE MEDICAL, INC. AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1995
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                  COL. A                       COL. B             COL. C             COL. D       COL. E
- -------------------------------------------  -----------  ----------------------  ------------  -----------

                                             BALANCE AT    ADDITIONS CHARGED TO                 BALANCE AT
                                              BEGINNING   ----------------------                  END OF
DESCRIPTION                                   OF PERIOD    EXPENSE      OTHER      DEDUCTIONS     PERIOD
- -------------------------------------------  -----------  ---------  -----------  ------------  -----------
Year ended December 31, 1995
  Allowance for doubtful accounts (3)......   $   5,760   $   2,510  $   1,256(5)  $     198(1)  $   9,328
  Products liability claims reserve (4)....       1,500      --          8,000(5)        942(2)      8,558

Year ended December 31, 1994
  Allowance for doubtful accounts (3)......       1,856         715      3,675(5)        486(1)      5,760
  Products liability claims reserve (4)....         401       1,181      --               82(2)      1,500

Year ended December 31, 1993
  Allowance for doubtful accounts (3)......       1,413         583      --              140(1)      1,856
  Products liability claims reserve (4)....         601      --          --              200(2)        401

- ------------------------

(1) Reserve or uncollectible accounts written off, net of recoveries.

(2) Settlements paid.

(3) Deducted from accounts receivable on the balance sheet.

(4) Included in other accrued expenses on the balance sheet.

(5) Balance assumed in the Pacesetter acquisition.