Form 10-K/A
period 1995-12-31
ST JUDE MEDICAL INC
filed 1996-04-26
CIK 203077

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  ------------


                                   FORM 10-K/A
                                 AMENDMENT NO. 2
                           TO FORM 10-K ANNUAL REPORT


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


    California earthquake insurance is currently difficult to procure, extremely costly, and restrictive in terms of coverage. The Company's earthquake and related business interruption insurance for its operations located in Los Angeles County, California does provide for limited coverage. There are several factors that preclude the Company from determining the effect an earthquake may have on its business. These factors include, but are not limited to, the severity and location of the earthquake, the extent of any damage to the Company's manufacturing facilities, the impact of such an earthquake on the Company's California workforce and the infrastructure of the surrounding communities, and the extent, if any, of damage to the Company's inventory and work in process. While the Company's exposure to significant losses occasioned by a California earthquake would be partially mitigated by its ability to manufacture certain of the Pacesetter products at its Swedish manufacturing facility, any such losses could have a material adverse effect on the Company, the duration of which cannot be reasonably predicted. The Company is currently engaged in the expansion of manufacturing capabilities at its Swedish facility and is constructing a pacemaker component manufacturing facility in Arizona. Completion of these programs would further mitigate the adverse impact of a California earthquake.



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




                                    PART II


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    The Company's 1995 financial statements and report of auditors are set forth below. These financial statements supercede the financial statements as filed by the Company on April 1, 1996, on Form 10-K/A. The only changes to the previously filed 10-K/A were to footnote 3 and footnote 11.






REPORT OF MANAGEMENT
- -------------------------------------------------------------------------------

The management of St. Jude Medical, Inc. is responsible for the preparation, integrity and objectivity of the accompanying financial statements. The financial statements were prepared in accordance with generally accepted accounting principles and include amounts which reflect management's best estimates based on its informed judgement and consideration given to materiality. Management is also responsible for the accuracy of the related data in the annual report and its consistency with the financial statements.

In the opinion of management, the Company's accounting systems and procedures, and related internal controls, provide reasonable assurance that transactions are executed in accordance with management's intention and authorization, that financial statements are prepared in accordance with generally accepted accounting principles, and that assets are properly accounted for and safeguarded. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the benefits to be derived therefrom. Management reviews and modifies the system of internal controls to improve its effectiveness. The effectiveness of the controls system is supported by the selection, retention and training of qualified personnel, an organizational structure that provides an appropriate division of responsibility and a strong budgeting system of control.

St. Jude Medical, Inc. also recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and business conduct. This responsibility is reflected in the Company's business ethics policy.

The adequacy of the Company's internal accounting controls, the accounting principles employed in its financial reporting and the scope of independent and internal audits are reviewed by the Audit Committee of the Board of Directors, consisting solely of outside directors. The independent auditors and internal auditor meet with, and have confidential access to, the Audit Committee to discuss the results of their audit work.

/s/ Ronald A. Matricaria

Ronald A. Matricaria
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER


/s/ Stephen L. Wilson

Stephen L. Wilson
VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER


REPORT OF INDEPENDENT AUDITORS
- -------------------------------------------------------------------------------

Board of Directors
St. Jude Medical, Inc.
St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of St. Jude Medical, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of St. Jude Medical, Inc. and subsidiaries at December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP

MINNEAPOLIS, MINNESOTA
February 5, 1996


CONSOLIDATED STATEMENTS OF INCOME
- ------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Year Ended December 31              1995           1994          1993
- -----------------------------------------------------------------------
Net sales                         $723,513       $359,640      $252,642
Cost of sales                      222,796        100,956        61,342
- -----------------------------------------------------------------------
Gross profit                       500,717        258,684       191,300

Selling, general and
  administrative expense           237,569         97,577        49,040
Research and development expense    68,970         21,008        10,972
Purchased research and
   development charge                              40,800
- -----------------------------------------------------------------------
Operating profit                   194,178         99,299       131,288

Other income (expense), net         (6,615)         7,056        13,934
- -----------------------------------------------------------------------
Income before taxes                187,563        106,355       145,222

Income tax provision                58,145         27,121        35,579
- -----------------------------------------------------------------------
Net income                        $129,418      $  79,234      $109,643
- -----------------------------------------------------------------------

Earnings per share:
  Primary                         $   1.82      $    1.13      $   1.55
  Fully diluted                   $   1.81      $    1.12      $   1.55
- -----------------------------------------------------------------------

Cash dividends paid per share     $     --      $    0.20      $   0.27
- -----------------------------------------------------------------------

Average shares outstanding:
  Primary                       71,067,000     70,169,000    70,834,000
  Fully diluted                 71,543,000     70,516,000    70,863,000
- -----------------------------------------------------------------------



See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
- ----------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

December 31                                        1995         1994
- ----------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                       $  13,438    $  11,791
Marketable securities                             152,615      125,177
Accounts receivable, less allowance               164,492      146,062
  (1995 - $9,328, 1994 - $5,760)
Inventories:
  Finished goods                                   79,638       59,534
  Work in process                                  27,121       21,723
  Raw materials                                    51,652       48,750
- ----------------------------------------------------------------------
Total inventories                                 158,411      130,007
Prepaid income taxes                               15,930        4,448
Other current assets                               15,268       16,597
- ----------------------------------------------------------------------
Total current assets                              520,154      434,082
- ----------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT
Land                                                9,949       12,049
Buildings and improvements                         44,160       42,200
Machinery and equipment                           130,998       89,957
Construction in progress                           19,315       12,811
- ----------------------------------------------------------------------
Gross property, plant and equipment               204,422      157,017
  Less accumulated depreciation                   (48,174)     (24,852)
- ----------------------------------------------------------------------
Net property, plant and equipment                 156,248      132,165
- ----------------------------------------------------------------------

OTHER ASSETS                                      339,532      353,651
- ----------------------------------------------------------------------
TOTAL ASSETS                                   $1,015,934     $919,898
- ----------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                               $   78,364     $ 42,143
Accrued income taxes                               38,965       20,240
Accrued employee compensation
  and related taxes                                44,684       32,377
Other accrued expenses                             30,615       17,920
- ----------------------------------------------------------------------
Total current liabilities                         192,628      112,680
- ----------------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term debt                                    120,000      255,000
- ----------------------------------------------------------------------
CONTINGENCIES
- ----------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per
  share - 25,000,000 shares authorized;
  no shares issued
Common stock, par value $.10 per share -
  100,000,000 shares authorized; issued
  and outstanding 1995 - 69,991,700 shares;
  1994 - 69,718,623 shares                          6,999        6,972
Additional paid-in capital                         31,782       25,947
Retained earnings                                 650,515      521,097
Cumulative translation adjustment                   4,319       (2,484)
Unrealized gain on available-for-sale
  securities                                        9,691          686
- ----------------------------------------------------------------------
Total shareholders' equity                        703,306      552,218
- ----------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,015,934     $919,898
- ----------------------------------------------------------------------



See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                Common Stock
                                            ---------------------    Additional             Cumulative   Unrealized      Total
                                            Number of                 Paid-In    Retained   Translation   Gain on     Shareholders'
                                              Shares       Amount     Capital    Earnings   Adjustment   Investments    Equity
- --------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1992                  71,276,319     $7,128    $ 58,455     $364,941    $(1,485)      $   --       $429,039
- --------------------------------------------------------------------------------------------------------------------------------

Net income                                                                        109,643                                109,643
Issuance of common stock
 upon exercise of stock
 options, net of taxes
 withheld                                     111,623         11       1,342                                               1,353
Tax benefit realized upon
 exercise of stock options                                               355                                                 355
Cash dividends
 ( .27 per share)                                                                 (18,786)                               (18,786)
Purchase and retirement
 of common shares                          (1,766,550)      (177)   (35,062)                                             (35,239)
Translation adjustment                                                                        (2,124)                     (2,124)
- --------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1993                  69,621,392      6,962     25,090       455,798     (3,609)          --        484,241
- --------------------------------------------------------------------------------------------------------------------------------

Net income                                                                         79,234                                 79,234
Issuance of common stock
 upon exercise of stock
 options, net of taxes
 withheld                                      97,231         10        634                                                  644
Tax benefit realized upon
 exercise of stock options                                              223                                                  223
Cash dividends
 ( .20 per share)                                                                 (13,935)                               (13,935)
Translation adjustment                                                                         1,125                       1,125
Unrealized gain on
 investments, net of taxes                                                                                    686            686
- --------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1994                  69,718,623      6,972     25,947       521,097     (2,484)         686        552,218
- --------------------------------------------------------------------------------------------------------------------------------

Net income                                                                        129,418                                129,418
Issuance of common stock
 upon exercise of stock
 options, net of taxes
 withheld                                     273,077         27      4,486                                                4,513
Tax benefit realized
 upon exercise of stock options                                       1,349                                                1,349
Translation adjustment                                                                         6,803                       6,803
Unrealized gain on
 investments, net of taxes                                                                                  9,005          9,005
- --------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1995                  69,991,700     $6,999    $31,782      $650,515    $ 4,319       $9,691       $703,306
- --------------------------------------------------------------------------------------------------------------------------------



See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


Year Ended December 31                          1995         1994        1993
- ----------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                     $129,418     $ 79,234      $109,643
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation                                   20,198        8,313         4,516
  Amortization                                   20,102        7,816         4,458
  Purchased research and development charge                   40,800
  Changes in operating assets and
   liabilities net of acquisition:
   Decrease (increase) in accounts
    receivable                                  (18,662)     (23,079)          718
   Increase in inventories                      (21,846)      (4,024)       (5,972)
   Decrease (increase) in other current assets    1,643       (9,685)       (1,920)
   Increase (decrease) in accounts payable
    and  accrued expenses                        37,273        7,193        (2,746)
   Increase (decrease) in accrued income taxes   19,969       (3,227)        7,061
   Increase in prepaid and deferred income
    taxes                                       (12,617)     (14,408)         (456)
- ----------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES       175,478       88,933       115,302
- ----------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchases of property, plant and
 equipment, net                                 (42,961)     (18,789)      (16,422)
Purchases of marketable securities              (26,524)     (88,426)     (153,290)
Proceeds from sale or maturity of
 marketable securities                           13,500      306,360        81,630
Investments in companies, joint ventures
 and partnerships                                (3,701)     (13,564)      (12,253)
Acquisition of Pacesetter                        13,000     (524,300)
Other investing activities                        2,694       (7,686)       (3,273)
- ----------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES           (43,992)    (346,405)     (103,608)
- ----------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from exercise of stock options           4,514          644         1,353
Cash dividends paid                                          (13,935)      (18,786)
Common stock repurchased                                                   (35,239)
Proceeds from the issuance of long-term
 debt                                                        255,000
Repayment of long-term debt                    (135,000)
- ----------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                    (130,486)     241,709       (52,672)
- ----------------------------------------------------------------------------------
Effect of currency exchange rate changes
 on cash                                            647          567          (381)
- ----------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      1,647      (15,196)      (41,359)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                         11,791       26,987        68,346
- ----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $ 13,438     $ 11,791      $ 26,987
- ----------------------------------------------------------------------------------



See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: St. Jude Medical, Inc. develops, manufactures and distributes medical device products with an emphasis on cardiac care products. The Company's products are sold in more than 70 countries. Principal products sold are prosthetic heart valves and pacemakers. The main markets for both products are the United States, Western Europe and Japan. In the United States, the Company uses a direct employee-based sales organization for its heart valve products and a combination of independent contractors and employee-based sales organizations for its pacemaker products. In Western Europe, the Company has a direct sales presence in thirteen countries. Throughout the rest of the world the Company uses distributor-based sales organizations.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications of previously reported amounts have been made to conform with the current year presentation.

USE OF ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ACCOUNTING PERIOD: The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest December 31. Fiscal years 1995, 1994 and 1993 consist of 52 weeks.

TRANSLATION OF FOREIGN CURRENCIES: Assets and liabilities of the Company's foreign subsidiaries are translated at exchange rates in effect on reporting dates and differences due to changing exchange rates are recorded as "cumulative translation adjustment" in shareholders' equity. Income and expenses are translated at rates which approximate those in effect on transaction dates.

CASH EQUIVALENTS: Cash equivalents, consisting of liquid investments with a maturity of three months or less when purchased, are stated at cost which approximates market.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out method. Allowances are made for slow-moving, obsolete, unsalable or unusable inventories.

STOCK OPTIONS: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options. Pro forma information regarding net income and earnings per share as calculated under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," will be disclosed in complete financial statements filed for fiscal years beginning subsequent to December 15, 1995.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION: Property, plant and equipment are stated at cost and are depreciated using the straight line method over their estimated useful lives ranging from three to 39 years. Accelerated depreciation is used by the Company for tax accounting purposes only.

LONG-LIVED ASSETS: Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company will adopt FAS No. 121 which was issued in March 1995 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

REVENUE RECOGNITION: The Company's general practice is to recognize revenues from product sales as shipped and for services as performed.

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


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2 ACQUISITIONS

On September 30, 1994, the Company acquired substantially all of the Siemens AG worldwide cardiac rhythm management business ("Pacesetter") for $511,300. The acquisition was accounted for under the purchase accounting method. Goodwill is amortized on a straight line basis over 20 years. The results of Pacesetter's operations have been included in the consolidated results of operations from the date of acquisition.

In conjunction with the acquisition, the Company recorded a non-cash pre-tax charge of $40,800 ($25,300, or $.36 per share, after tax) relating to that portion of the purchase price attributable to purchased research and development. The purchased research and development charge represents the appraised value of the in-process research and development that must be expensed under generally accepted accounting principles.

Note 13 discusses the effects of the Pacesetter acquisition on the Company's reported results.

NOTE 3 INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which was adopted in 1993 on a prospective basis. The statement requires use of the asset and liability approach for financial accounting and reporting for income taxes. The cumulative effect of the accounting change was not material.

The components of income before taxes were as follows:


                            1995         1994         1993
- ------------------------------------------------------------
Domestic                  $169,567     $ 97,304     $140,303
Foreign                     17,996        9,051        4,919
- ------------------------------------------------------------
Income before taxes       $187,563     $106,355     $145,222
- ------------------------------------------------------------


The components of the income tax provision were as follows:


                            1995         1994         1993
- ------------------------------------------------------------
Current:
   Federal                 $43,093     $ 32,958      $21,682
   State and Puerto Rico    11,178        9,898       12,400
   Foreign                   6,226        3,107        1,953
- ------------------------------------------------------------
   Total current            60,497       45,963       36,035
- ------------------------------------------------------------
Deferred:
   Prepaid                  (7,329)      (5,757)         274
   Deferred                  4,977      (13,085)        (730)
- ------------------------------------------------------------
   Total deferred           (2,352)     (18,842)        (456)
- ------------------------------------------------------------
Income tax provision       $58,145     $ 27,121      $35,579
- ------------------------------------------------------------


Deferred income tax assets (liabilities) were comprised of the following at December 31:

                                                         1995         1994
- ---------------------------------------------------------------------------
Net deferred income tax asset:
      Inventory (intercompany profit in inventory
            and excess of tax over book valuation)    $ 16,590     $  5,811
      Intangibles                                       10,728       12,753
      Accruals not currently deductible
            and other                                    7,923        3,806
- ---------------------------------------------------------------------------
Deferred income tax asset                               35,241       22,370
- ---------------------------------------------------------------------------
Net deferred income tax liability:
      Accumulated depreciation                          (7,037)      (1,927)
      Unrealized gain on investments                    (5,830)        (421)
- ---------------------------------------------------------------------------
Deferred income tax liability                          (12,867)      (2,348)
- ---------------------------------------------------------------------------
Net deferred income tax asset                         $ 22,374      $20,022
- ---------------------------------------------------------------------------


The Company's effective income tax rate varied from the statutory U.S. federal income tax rate of 35% as follows:


                                          1995         1994          1993
- ---------------------------------------------------------------------------

Income tax provision at
      U.S. statutory rate                $65,647     $37,224        $50,828
Increase (decrease) in taxes
      resulting from:
      State income taxes, net of
            federal tax benefit            4,398       1,188          2,610
      Tax benefits from
            Foreign Sales Corporation     (1,621)     (1,433)        (1,612)
      Tax benefits from
            Puerto Rican operations       (8,442)     (7,880)       (13,782)
      Tax exempt income                       --      (2,274)        (3,403)
      Foreign taxes at higher
            (lower) rates                 (1,640)        194            358
      Other                                 (197)        102            580
- ---------------------------------------------------------------------------
Income tax provision                     $58,145     $27,121        $35,579
- ---------------------------------------------------------------------------
Effective income tax rate                   31.0%       25.5%         24.5%
- ---------------------------------------------------------------------------


The Company's effective income tax rate is favorably affected by Puerto Rican tax exemption grants which result in Puerto Rican earnings being partially tax exempt through the year 2003.


Consolidated U.S. federal income tax returns filed by the Company have been examined by the Internal Revenue Service through the year 1989. The Company's 1990 through 1994 federal income tax returns are presently under audit. Field examiners have indicated that the IRS may assert substantial additional taxes on Puerto Rican earnings. Management believes any additional income taxes which may ultimately result from the audit will not have a material adverse impact on the Company's liquidity or financial position, but could potentially be material to the net income of a particular future period if resolved unfavorably.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries ($17,967 at December 31, 1995) because distribution of these earnings generally would not require additional taxes due to available foreign tax credits.

The Company made income tax payments of $48,175, $45,737 and $28,385 in 1995, 1994 and 1993, respectively.

NOTE 4 STOCK PURCHASE AND OPTION PLANS

STOCK PURCHASE: The Company's employee stock purchase savings plan allows participating employees to purchase, through payroll deductions, shares of common stock at 85% of the fair market value at specified dates. Under the terms of the plan, 750,000 shares of common stock have been reserved for purchase by plan participants. Employees purchased 97,525 and 26,041 shares in 1995 and 1994, respectively. At December 31, 1995, 603,237 shares were available for purchase under the plan.

STOCK OPTIONS: Under the terms of the Company's various stock plans, 8,434,396 shares of common stock have been reserved for issuance to directors, officers and employees upon the grant of restricted stock or the exercise of stock options. Stock options are exercisable over periods up to 10 years from date of grant and may be "incentive stock options" or "non-qualified stock options" and may have stock appreciation rights attached. At December 31, 1995, there were a maximum of 5,190,595 shares available for grant and 3,243,801 options outstanding, of which 2,507,524 were exercisable. Stock option activity was as follows:

                                      Options             Price
                                  Outstanding         Per Share
- ---------------------------------------------------------------
Balance at December 31, 1993       1,930,677     $ 3.06 - 33.08
      Granted                      1,148,625      17.25 - 26.42
      Cancelled                     (138,010)     18.59 - 32.17
      Exercised                       (8,250)      7.20 - 14.63
- --------------------------------------------
Balance at December 31, 1994       2,933,042       3.06 - 33.08
      Granted                        652,275      25.50 - 39.50
      Cancelled                     (165,744)     17.83 - 32.25
      Exercised                     (175,772)      3.56 - 32.25
- --------------------------------------------
Balance at December 31, 1995       3,243,801       3.06 - 39.50
- ---------------------------------------------------------------


Pursuant to the terms of the Company's various stock plans, optionees can use cash, previously owned shares or a combination of cash and previously owned shares to reimburse the Company for the cost of the option and the related tax liabilities. Shares are acquired from the optionee at the fair market value of the stock on the transaction date.

All options have been granted at not less than fair market value at dates of grant. When stock options are exercised, the par value of the shares issued is credited to common stock and the excess of the proceeds over the par value is credited to additional paid-in capital. When non-qualified options are exercised, the Company realizes income tax benefits based on the difference between the fair value of the stock on the date of exercise and the stock option exercise price. These tax benefits do not affect the income tax provision, but rather are credited directly to additional paid-in capital.

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

NOTE 5 FINANCIAL INSTRUMENTS AND OFF BALANCE SHEET RISK

FOREIGN CURRENCY INSTRUMENTS AND HEDGING ACTIVITIES: From time to time, the Company may enter into foreign exchange contracts to manage its exposure to fluctuations in foreign currency exchange rates. These contracts involve the exchange of foreign currencies for U.S. dollars at a specified rate at future dates. Counterparties to these contracts are major international financial institutions. Maturities of these instruments are typically one year or less from the transaction date. Gains or losses from these contracts are included in other income (expense).

The Company had contracts totalling $12,483 at December 31, 1995 and $4,215 at December 31, 1994, to exchange French Francs, German Marks and Italian Lira into U.S. dollars. These instruments were recorded at their fair value at each balance sheet date. The cumulative gain (loss) on these contracts totalled $45 and ($128) at December 31, 1995 and December 31, 1994, respectively and was recorded as other income (expense).

LONG-TERM DEBT: The Company has an unsecured $260,000 committed revolving line of credit with a group of 11 banks that terminates in September 1999. The rate of interest payable under this borrowing facility is a floating rate and is a function of the London Interbank Offered Rate. The weighted average rate at December 31, 1995 and December 31, 1994, was 6.1% and 5.9%, respectively. A facility fee of .085% of the total commitment is paid quarterly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The credit agreement contains various covenants which require the Company to maintain a specified financial ratio, limit liens, regulate asset disposition and subsidiary indebtedness and restrict certain acquisitions and investments. At December 31, 1995, the Company was in compliance with these covenants.

OTHER FINANCIAL INSTRUMENTS: Marketable securities consist of equity instruments, bank certificates of deposit and Puerto Rico industrial development bonds. Under Statement of Financial Accounting Standards (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," debt securities that the Company does not have the positive intent to hold to maturity and all marketable equity securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. The Company adopted the provisions of the new standard for investments held or acquired after January 1, 1994, and has classified all investments as available-for-sale and carried them at fair value. In accordance with FAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. No net realized gains or losses were recorded in 1995. A net realized loss of $419 was recorded on sales of available-for-sale securities in 1994. The net unrealized holding gain on available-for-sale securities included as a separate component of shareholders' equity was $9,691 (net of $5,830 of current deferred income taxes) at December 31, 1995.

                                           1995                     1994
- -----------------------------------------------------------------------------
                                            Estimated                Estimated
                                              Fair                     Fair
                                    Cost      Value         Cost       Value
- -----------------------------------------------------------------------------
Assets:
      Cash and
            Cash Equivalents      $ 13,438    $ 13,438    $11,791    $ 11,791
      Marketable Securities       $137,094    $152,615    $124,070   $125,177
- -----------------------------------------------------------------------------

The Company also guarantees certain obligations of its subsidiaries. As of December 31, 1995 and 1994, the maximum amounts of such guarantees were $7,500 and $5,000, respectively.

CONCENTRATION OF CREDIT RISK: Trade accounts receivables, certain marketable securities and foreign exchange contracts are the financial instruments which may subject the Company to concentration of credit risk.

Within the European Economic Union, payment of certain accounts receivable is made by the national health care system within several countries. Although the Company does not anticipate collection problems with these receivables, payment is contingent to a certain extent upon the economic situation within these countries. The credit risk associated with the balance of the trade receivables is limited due to dispersion of the receivables over a large number of customers in many geographic areas. The Company monitors the credit worthiness of its customers to which it grants credit terms in the normal course of business.

Marketable securities are placed with high credit qualified financial institutions and Company policy limits the credit exposure to any one financial institution. Counterparties to foreign exchange contracts are major financial institutions; therefore, credit loss from counterparty nonperformance is unlikely.

NOTE 6 RETIREMENT PLANS

DEFINED CONTRIBUTION PLANS: The Company has a defined contribution profit sharing plan, including features under section 401(k) of the Internal Revenue Code, which provides retirement benefits to substantially all full-time U.S. employees. Under the 401(k) portion of the plan, eligible employees may contribute a maximum of 10% of their annual compensation with the Company matching the first 3%. The Company's level of contribution to the profit sharing portion of the plan is subject to Board of Directors approval and is based on Company performance. The Company has additional defined contribution programs for employees outside the United States. The benefits under these plans are based primarily on compensation levels. Total retirement plan expense was $6,558, $2,873 and $1,265 in 1995, 1994 and 1993, respectively.

DEFINED BENEFIT PLANS: In certain countries outside the United States, the Company maintains defined benefit plans. At December 31, 1995, the Company's obligations under these plans approximated $6,000.

NOTE 7 SUPPLY OF HEART VALVE COMPONENTS

The Company has a long-term contract for supply of pyrolytic carbon components used in its mechanical heart valve prosthesis. Under the terms of the contract,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the Company has agreed to purchase decreasing percentages of its component requirements from the supplier through 1998. After 1995, the Company must purchase a minimum of 20% of its component needs from the supplier through 1998 at negotiated prices. The contract may be renewed annually subsequent to 1998. As part of this contract, the Company has granted the supplier a license to produce and sell the supplier's bileaflet mechanical heart valve in countries where patents have been issued covering the St. Jude Medical-Registered Trademark- mechanical heart valve. Under this portion of the contract, the supplier will pay royalties to the Company through mid-1998. Under a separate agreement, the Company paid a royalty to the supplier based on the number of mechanical heart valves the Company produced from its self-manufactured carbon components through August 1993. Amortization of these royalty amounts paid was completed in the second quarter 1994.

NOTE 8 GEOGRAPHIC AREA

The Company operates in the medical products industry and is segmented into two geographic areas -- the United States and Canada (including export sales to unaffiliated customers except to customers in Europe, the Middle East and Africa) and Europe (including export sales to unaffiliated customers in the Middle East, Africa, Latin America and Asia Pacific).

Sales between geographic areas are made at transfer prices which approximate prices to unaffiliated third parties. Export sales from the United States to unaffiliated customers were $56,022, $44,050 and $29,926 for 1995, 1994 and 1993, respectively.

Net sales by geographic area were as follows:


                    United States     Europe     Elimina-    Net Sales
                       and Canada                  tions
- ----------------------------------------------------------------------
1995
Customer sales       $474,677         $248,836   $  --        $723,513
Intercompany sales     97,550            --       (97,550)       --
- ----------------------------------------------------------------------
                     $572,227         $248,836   $(97,550)     723,513
- ----------------------------------------------------------------------
1994
Customer sales       $251,244         $108,396   $   --       $359,640
Intercompany sales     71,184            --       (71,184)       --
- ----------------------------------------------------------------------
                     $322,428         $108,396   $(71,184)    $359,640
- ----------------------------------------------------------------------
1993
Customer sales       $172,713         $ 79,929   $   --       $252,642
Intercompany sales     59,908            --       (59,908)       --
- ----------------------------------------------------------------------
                     $232,621         $ 79,929   $(59,908)    $252,642
- ----------------------------------------------------------------------

Operating profit by geographic area was as follows:

                    United States
                       and Canada     Europe     Corporate    Total
- ----------------------------------------------------------------------
1995                 $156,536         $51,345    $(13,703)    $194,178
1994                 $ 74,026         $36,814    $(11,541)    $ 99,299
1993                 $ 99,092         $41,046    $ (8,850)    $131,288
- ----------------------------------------------------------------------

Identifiable assets by geographic area were as follows:

                     United States
                        and Canada    Europe      Corporate      Total
- ------------------------------------------------------------------------
1995                  $588,963        $203,044    $223,927    $1,015,934
1994                  $549,776        $181,470    $188,652    $  919,898
1993                  $ 92,083        $ 40,947    $393,787    $  526,817
- ------------------------------------------------------------------------

Corporate expenses consist principally of non-allocable general and administrative expenses. Corporate identifiable assets consist principally of cash and cash equivalents and marketable securities.

NOTE 9 OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following:

                                          1995       1994       1993
- ----------------------------------------------------------------------
Interest income                       $  7,242    $ 14,001    $ 14,635
Interest expense                       (12,936)     (3,714)         (5)
Foreign exchange gains (losses)            541      (1,937)       (526)
Other                                   (1,462)     (1,294)       (170)
- ----------------------------------------------------------------------
Other income (expense), net           $ (6,615)   $  7,056    $ 13,934
- ----------------------------------------------------------------------


NOTE 10 OTHER ASSETS

Other assets as of December 31, 1995 and 1994, net of accumulated amortization of $34,923 and $25,316, respectively consisted of the following:


                                                  1995          1994
- ----------------------------------------------------------------------
Investments in companies, joint ventures
      and partnerships                          $  22,356    $  20,651
Intangibles and other                             317,176      333,000
- ----------------------------------------------------------------------
Other assets                                    $ 339,532    $ 353,651
- ----------------------------------------------------------------------


Investments in companies, joint ventures, and partnerships are stated at cost which approximates market. Intangibles and other assets consist principally of the excess of cost over net assets of certain acquired businesses and technology. Intangibles and other assets are being amortized over periods ranging from ten to 20 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 11 CONTINGENCIES


The Company is involved in various products liability lawsuits, claims and proceedings of a nature considered normal to its business. In connection with two pacemaker lead models, the Company may be subject to future uninsured claims. The Company's products liability insurance carrier has denied coverage for these models and has filed suit against the Company seeking rescission of the policy covering Pacesetter's business retroactive to the date the Company acquired Pacesetter. The Company was a codefendant in a 1995 class action suit with respect to these leads. This case was settled in November 1995. The Company's share of the settlement was approximately $7,000. Additional claims could be filed by patients with these leads who were not class members. Further, claims may be filed in the future relative to events currently unknown to management. Management believes any losses that might be sustained from such action would not have a material adverse effect on the Company's liquidity or financial position, but could potentially be material to the net income of a particular future period if resolved unfavorably.


NOTE 12 SHAREHOLDERS' EQUITY

On October 17, 1995, the Board of Directors declared a three for two stock split in the form of a 50% stock dividend to shareholders of record on November 2, 1995. Earnings per share, dividends per share, shares outstanding and weighted average shares outstanding have been restated to reflect the stock dividend.

NOTE 13 SUBSEQUENT EVENTS

On January 5, 1996, the Company acquired The Heart Valve Company, previously a 50% owned joint venture with Hancock Jaffee Laboratories (HJL). Under the agreement, the Company will pay $1,000 and issue 149,153 shares of its common stock to HJL. The acquisition will be accounted for under the purchase accounting method and the resulting purchased research and development charge of approximately $5,000 will be recorded in the first quarter 1996.

On January 19, 1996, the Company sold its cardiac assist division assets to C.R. Bard, Inc. for approximately $25,000 in cash. The selling price exceeded the net asset value of the assets and the resulting gain of approximately $10,000 will be recorded in the first quarter 1996.

On January 29, 1996, the Company entered into a definitive agreement to acquire Daig Corporation, a Minnetonka, Minnesota based manufacturer of specialized cardiovascular devices for the electrophysiology, atrial fibrillation and interventional cardiology markets. Each share of Daig common stock will be converted into approximately .652 shares of St. Jude Medical common stock. The Company expects to issue approximately 10,000,000 shares. The transaction is expected to close in the second quarter 1996 and will be accounted for as a pooling of interests.

The following unaudited pro forma information has been prepared assuming that the Pacesetter and Daig acquisitions had occurred at the beginning of the period presented. Permitted adjustments include amortization of goodwill, increased interest expense, decreased interest income, the related income tax effects and increased outstanding shares of common stock. Pro forma results are not necessarily indicative of the results that would have occurred had the acquisitions actually taken place at the beginning of 1993, or the expected results of future operations. The 1993 pro forma results include a $25,300, or $.36 per share after-tax, Pacesetter research and development charge.

                                        1995        1994        1993
- ----------------------------------------------------------------------
Net sales                             $761,835    $696,739    $639,686
Net income                            $138,848    $119,174    $ 98,429
- ----------------------------------------------------------------------
Earnings per share                    $   1.71    $   1.49    $   1.22
- ----------------------------------------------------------------------

NOTE 14 QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly data for 1995 and 1994 was as follows:

                                            Quarter
- ----------------------------------------------------------------------
                           First       Second      Third      Fourth
- ----------------------------------------------------------------------
Year Ended
 December 31, 1995:
  Net sales               $180,499    $185,551    $175,953    $181,510
  Gross profit            $121,393    $129,704    $122,687    $126,933
  Net income              $ 30,584    $ 33,124    $ 31,927    $ 33,783
  Earnings per share      $    .43    $    .47    $    .45    $    .47

Year Ended
 December 31, 1994:
  Net sales               $ 66,685    $ 66,736    $ 62,468    $163,751
  Gross profit            $ 49,814    $ 50,277    $ 46,991    $111,602
  Net income              $ 26,537    $ 26,204    $ 24,489    $  2,004*
  Earnings per share      $    .38    $    .37    $    .35    $    .03*
- ----------------------------------------------------------------------

*Includes a $25,300 ($.36 per share) charge for purchased research and development associated with the Pacesetter acquisition.

Primary and fully diluted per share results are the same for all quarters in 1995 and 1994. The full year 1995 and 1994 primary earnings per share were both $.01 higher than fully diluted earnings per share due to rounding.




                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

    (1) FINANCIAL STATEMENTS


    The Consolidated Financial Statements of the Company and Report of Independent Auditors are included in Item 8 of this Form 10-K/A.



    (3) EXHIBITS


    23  Consent of Independent Auditors





                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the Amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ST. JUDE MEDICAL, INC.



Date:  April 26, 1996                     By       /s/ STEPHEN L. WILSON
                                          --------------------------------------
                                                      Stephen L. Wilson
                                                   VICE PRESIDENT, FINANCE
                                                 AND CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                         OFFICER)