Form 10-Q
period 1996-03-31
ST JUDE MEDICAL INC
filed 1996-05-14
CIK 203077

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996                   Commission File Number 0-8672


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

YES _X_    NO ___

The number of shares of common stock, par value $.10 per share, outstanding at May 3, 1996 is 70,647,285.

This Form 10-Q consists of 12 pages consecutively numbered.

The Exhibit Index to this Form 10-Q is set forth on page 11.




PART  I     FINANCIAL INFORMATION

                             ST. JUDE MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - ACQUISITIONS

On January 29, 1996, the Company entered into a definitive agreement to acquire Daig Corporation, a Minnetonka, Minnesota based manufacturer of specialized cardiovascular devices for the electrophysiology, atrial fibrillation and interventional cardiology markets.

Each share of Daig common stock will be converted into approximately .652 shares of St. Jude Medical common stock. The Company expects to issue approximately 10,000,000 shares to Daig shareholders. The transaction is expected to close in the second quarter 1996 and will be accounted for as a pooling of interests.

The following unaudited pro forma summary information presents the results of operations of the Company and Daig Corporation for the three months ended March 31, 1996 and March 31, 1995, as if the acquisition had occurred at the beginning of 1995.


                                     Three Months Ending March 31
                                    ------------------------------
                                       1996                1995
                                    (Unaudited)         (Unaudited)
Net sales                             $198,200           $189,100
Net income                            $ 38,400           $ 32,600
Primary earnings per share            $   0.47           $   0.41

These pro forma results are not necessarily indicative of the results that would have occurred had the acquisition actually taken place at the beginning of 1995, or of the expected future results of operations.

On January 5, 1996, the Company acquired The Heart Valve Company, previously a 50% owned joint venture with Hancock Jaffee Laboratories (HJL), as well as certain assets of HJL. Under the agreement, the Company paid $1,000 and issued 149,153 shares of its common stock to HJL. The acquisition was accounted for as a purchase and the resulting purchased research and development charge of $5,000 was recorded in the first quarter 1996.

NOTE 3 - CONTINGENCIES

The Company is involved in various products liability lawsuits, claims and proceedings of a nature considered normal to its business. In connection with two pacemaker lead models, the Company may be subject to future uninsured claims. The Company's products liability insurance carrier has denied coverage for these models and has filed suit against the Company seeking rescission of the policy covering Pacesetter's business retroactive to the date the Company acquired Pacesetter. The Company was a codefendant in a 1995 class action suit with respect to these leads. This case was settled in November 1995. The Company's share of the settlement was approximately $7,000. These cases are more fully described in Item I Part II of this Quarterly Report on Form 10-Q. Additional claims could be filed by patients with these leads who were not class members. Further, claims may be filed in the future relative to events currently unknown to management. Management believes any losses that might be sustained from such action would not have a material adverse effect on the Company's liquidity or financial position, but could potentially be material to the net income of a particular future period if resolved unfavorably.


                             ST. JUDE MEDICAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                  THREE MONTHS
                                                 ENDED MARCH 31
                                              ---------------------
                                                1996        1995
                                              ---------   ---------
Net sales                                     $ 188,101   $ 180,499
Cost of sales                                    57,469      59,106
                                              ---------   ---------
Gross profit                                    130,632     121,393

Operating expenses:
          Selling, general & administrative      63,267      58,251
          Research & development                 17,106      16,028
          Purchased research & development        5,000        --
                                              ---------   ---------

Total operating expenses                         85,373      74,279
                                              ---------   ---------

Operating profit                                 45,259      47,114

Other income (expense)                            8,942      (2,789)
                                              ---------   ---------

Income before taxes                              54,201      44,325

Income tax provision                             18,428      13,741
                                              ---------   ---------

Net income                                    $  35,773   $  30,584
                                              =========   =========

Earnings per share:
          Primary                             $    0.50   $    0.43
                                              =========   =========
          Fully diluted                       $    0.50   $    0.43
                                              =========   =========

Shares outstanding
          Primary                                71,727      70,497
          Fully diluted                          71,727      70,715




                             ST. JUDE MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                              MARCH 31       DECEMBER 31
                                                                1996            1995
                                                             (UNAUDITED)     (SEE NOTE)
                                                             -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                 $    15,527    $    13,438
   Marketable securities                                         159,657        152,615
   Accounts receivable, less allowance
          (1996 - $9,703; 1995 - $9,328)                         169,660        164,492
   Inventories
          Finished goods                                          85,545         79,638
          Work in process                                         32,424         27,121
          Raw materials                                           38,513         51,652
                                                             -----------    -----------
   Total inventories                                             156,482        158,411
   Other current assets                                           35,205         31,198
                                                             -----------    -----------
Total current assets                                             536,531        520,154
Property, plant and equipment                                    209,770        204,422
   Less accumulated depreciation                                 (50,594)       (48,174)
                                                             -----------    -----------
Net property, plant and equipment                                159,176        156,248
Other assets                                                     319,388        339,532
                                                             -----------    -----------

TOTAL ASSETS                                                 $ 1,015,095    $ 1,015,934
                                                             ===========    ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                        $   184,685    $   192,628
Long-term debt                                                    81,000        120,000

Contingencies
Shareholders' equity:
   Preferred stock, par value $1.00 per share -
     25,000,000 shares authorized; no shares issued                 --             --
   Common stock, par value $.10 per share -
     250,000,000 shares authorized; issued and outstanding
     1996 - 70,337,860 shares; 1995 - 69,991,700 shares            7,034          6,999
   Additional paid-in capital                                     43,270         31,782
   Retained earnings                                             686,288        650,515
   Cumulative translation adjustment                               3,101          4,319
   Unrealized gain on available-for-sale securities                9,717          9,691
                                                             -----------    -----------
Total shareholders' equity                                       749,410        703,306
                                                             -----------    -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $ 1,015,095    $ 1,015,934
                                                             ===========    ===========


NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.



                             ST. JUDE MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                              THREE MONTHS ENDED
                                                                  MARCH 31
                                                            --------------------
                                                              1996        1995
                                                            --------    --------
Operating Activities:
      Net income                                            $ 35,773    $ 30,584
      Depreciation and amortization                           10,662       9,735
      Purchased research and development                       5,000        --
      Gain on sale of business                               (10,486)       --
      Working capital change                                 (21,811)        717
                                                            --------    --------
      Net cash provided by operating activities               19,138      41,036
                                                            --------    --------
Investment Activities:
      Purchases of property, plant and equipment             (10,621)     (5,559)
      Sales of available-for-sale securities, net              5,000         261
      Acquisition, net of cash acquired (Note 2)                (606)       --
      Proceeds from sale of business                          24,204        --
      Other investing activities                              (1,335)     (2,817)
                                                            --------    --------
      Net cash provided by (used in) investing activities     16,642      (8,115)
                                                            --------    --------
Financing Activities:
      Proceeds from exercise of stock options                  5,523       1,574
      Repayment of long-term debt                            (39,000)    (30,000)
                                                            --------    --------
      Net cash used in financing activities                  (33,477)    (28,426)
                                                            --------    --------
Effect of currency exchange rate changes on cash                (214)        651
                                                            --------    --------
Increase in cash and cash equivalents                          2,089       5,146
Cash and cash equivalents at beginning of year                13,438      11,791
                                                            --------    --------
Cash and cash equivalents at end of period                  $ 15,527    $ 16,937
                                                            ========    ========



                             ST. JUDE MEDICAL, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in thousands, except per share amounts)


RESULTS OF OPERATIONS:

NET SALES. Net sales for the first quarter 1996 totalled $188,101, a 4% increase over net sales in the first quarter 1995. Excluding operations of the cardiac assist business which was sold in January 1996, first quarter sales increased 6% over the prior year first quarter. Favorable foreign currency translation effects due to the weaker U.S. dollar added approximately $1,100 to first quarter 1996 net sales.

Heart valve net sales increased approximately 8% over the 1995 first quarter. The increase was primarily attributable to strong sales in international markets. Domestic mechanical heart valve sales increased slightly as compared to the first quarter 1995.

Pacesetter net sales increased approximately 4% over 1995 first quarter net sales. Net sales increases were recorded in all principal geographic regions.

GROSS PROFIT. The first quarter 1996 gross profit totalled $130,632, or 69.4% of net sales as compared to $121,393, or 67.3% of net sales in last year's first quarter. The gross margin increase was due to the elimination of a 2% royalty payment on mechanical heart valve sales as well as from continuing manufacturing efficiencies. The gross margin improvement was achieved despite higher costs of purchased heart valve components and average selling price decreases due to increasing sales in developing markets.

SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses increased in the first quarter 1996 to $63,267 from $58,251 in the comparable period of 1995. As a percentage of net sales, first quarter 1996 SG&A increased to 33.6% from 32.3% in 1995. The increase was due primarily to the establishment of a direct sales organization in Canada and an increased marketing presence in Latin America and Asia/Pacific, as well as infrastructure enhancements in Europe and in information technology.

RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses totalled $17,106 in the first quarter 1996, a $1,078 increase over the first quarter 1995 level. As a percentage of sales, first quarter R&D expense increased in 1996 to 9.1% from 8.9% in 1995. The R&D increase reflects continuing Pacesetter programs in the bradycardia and tachycardia areas, as well as development of a new programmer.

PURCHASED RESEARCH AND DEVELOPMENT. The non-cash charge of $5,000 related to purchased R&D in connection with the acquisition of The Heart Valve Company (see note 2 - Acquisitions). This represents the appraised value of in-process R&D which must be expensed under generally accepted accounting principles for purchase accounting.

OTHER INCOME (EXPENSE). Other income in the first quarter of 1996 totalled $8,942 compared with other expense of $2,789 in the first quarter of 1995. Several non-recurring transactions were recorded in the first quarter of 1996 including the gain on sale of the cardiac assist business, the successful completion of litigation related to the terminated Electromedics' acquisition and the expected transaction expenses of $5,500 relating to the Daig Corporation acquisition.

Interest expense decreased to approximately $1, 600 in the first quarter 1996 from approximately $4,000 in 1995 as the Company continued to reduce the debt related to the Pacesetter acquisition. Interest income totalled almost $2,000 compared to approximately $1,600 in the first quarter 1995.

INCOME TAX PROVISION. The Company's effective income tax rate was 34% in the first quarter 1996, a 3 percentage point increase over the 31% effective income tax rate in the first quarter 1995. The higher effective tax rate was due primarily to the non-tax deductibility of Daig Corporation transaction expenses and also from a legislated increase in taxes on Puerto Rico related income.

OUTLOOK. The Company expects that market demands, government regulation and societal pressures will continue to change the health care industry worldwide resulting in further business consolidations and alliances. The Company intends to selectively pursue diversification opportunities in the form of acquisitions, joint ventures, partnerships and strategic business alliances. In addition, the Company will participate with industry groups to promote the introduction and use of advanced medical device technology within a cost conscious environment. Finally, providing customers with the highest quality products for cost effective clinical outcomes will continue to be a primary focus for the Company.

The Company has a goal to achieve 15% annual growth in earnings per share. As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in the previous forward-looking statement and any other forward looking statements made in this document and elsewhere by or on behalf of the Company. Achievement of the annual earnings per share growth goal could be materially affected by factors including, but not limited to, the Company's inability to execute its diversification strategy or successfully integrate acquired companies; legislative or administrative reform of the U.S. Medicare and Medicaid systems in a manner that would significantly reduce reimbursement for procedures using the Company's medical devices; unexpected failures of the Company's products or continuation of or increases in existing failure modes for the Company's implanted products; unfavorable developments in the area of product liability laws affecting medical devices; the acquisition of key patents by competitors that would have the effect of excluding the Company from new market segments or a serious earthquake affecting the Company's Pacesetter facility in Los Angeles.

In May, 1996, the Internal Revenue Service issued new Internal Revenue Code
(IRC) Section 936 final regulations which the Company expects will increase its 1996 effective income tax rate. The increased rate will be reflected beginning with the second quarter 1996 results. There are also various legislative proposals to further reduce or eliminate the IRC Section 936 tax benefit. The Company cannot predict when, or if, any of these proposals will be adopted.

FINANCIAL CONDITION. The financial condition of the Company at March 31, 1996, continues to be strong. Long-term debt was reduced to $81,000, a $39,000 decrease during the first quarter 1996. The ratio of current assets to current liabilities was 2.9 to 1 at March 31, 1996.

Total assets decreased $839 during the first quarter of 1996. Cash and marketable securities increased $9,131 primarily as a result of the inclusion in marketable securities of the Company's investment in Endovascular Technologies, Inc. (EVT). EVT became a publicly traded company in the first quarter 1996. The investment was previously recorded in other assets. Accounts receivable increased $5,168 mainly as a result of the increased sales level from the previous quarter. Inventories decreased $1,929 during the quarter primarily as a result of the sale of the Company's cardiac assist business in the first quarter 1996.

Shareholders' equity increased $46,104 during the quarter to $749,410. The increase resulted from net income of $35,773, a net unrealized gain on investments of $26, issuance of $6,000 of common stock related to the HJL acquisition, the exercise of stock options of $5,523, and a foreign currency translation adjustment of ($1,218).


PART II   OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

              From 1987 to 1991, Siemens AG through its Pacesetter and other affiliates ("Siemens") manufactured and sold approximately 32,000 model 1016T and 1026T pacemaker leads of which approximately 25,000 were sold in the U.S. In March 1993 Siemens was sued in federal court in Cincinnati, Ohio. ("the Wilson case"). The suit alleged that the model 1016T leads were negligently designed and manufactured. Class action status was granted by the court in September 1993.

              When St. Jude acquired from Siemens substantially all of its worldwide cardiac rhythm management business ("Pacesetter") on September 30, 1994, the purchase agreement specifically provided that Siemens retain all liability for the Wilson case as well as all other litigation that was pending or threatened before October 1, 1994. The purchase agreement also provided that St. Jude would assume liability for other products liability claims which arose after September 30, 1994.

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

              The Company is unaware of any other pending legal proceeding which it regards as likely to have a material adverse effect on its business.

Item 2.       CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

              None

Item 3.       DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

              Not applicable

Item 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

              The Company held its annual meeting of shareholders on May 9, 1996. In conjunction therewith, proxies were solicited in accordance with Regulation 14A. The following actions were taken:

       (1) Thomas H. Garrett III, Roger G. Stoll and Paul J. Chiapparone were elected to the Board of Directors for terms ending in 1999. Shareholders approved management's nominees to the Board of Directors by votes as follows: 58,188,200, 58,189,094 and 58,168,776 in favor, 430,128, 429,234 and 449,552 withheld for
              Messrs. Garrett, Stoll and Chiapparone, respectively. Six other directors are serving unexpired terms as follows: Charles V. Owens, Ronald A. Matricaria and Walter L. Sembrowich - through 1997; and William R. Miller, Kenneth G. Langone and Gail R. Wilensky - through 1998.

       (2) The shareholders approved an amendment to St. Jude Medical, Inc.'s Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000 by a vote of 44,297,217 in favor of the amendment, 14,152,971 opposed to the amendment and 168,140 abstained from voting.

       (3) The shareholders ratified the reappointment of Ernst & Young LLP as the Company's independent auditor for the current fiscal year by a vote of 58,345,396 in favor of the reappointment, 102,161 opposed to the reappointment and 170,771 abstained from voting.

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

                      10                Not applicable

                      22                Not applicable

                      23                Not applicable

                      24                Not applicable

              (b) Form 8-K dated January 29, 1996.

                    Item 5.             Other Events
                                        Announcement of execution of Agreement
                                        and Plan of Merger between St. Jude
                                        Medical, Inc., Partner Acquisition
                                        Corporation and Daig Corporation dated
                                        February 13, 1996.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                           ST. JUDE MEDICAL, INC.


May 14, 1996                               /s/ STEPHEN L. WILSON
DATE                                       STEPHEN L. WILSON
                                           Vice President - Finance
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)