Form 10-Q
period 1996-06-30
ST JUDE MEDICAL INC
filed 1996-08-13
CIK 203077

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996                   Commission File Number 0-8672
                  -------------                                          ------


                             ST. JUDE MEDICAL, INC.
             (Exact name of registrant as specified in its charter)


              MINNESOTA                                41-1276891
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

YES __X__      NO _____

The number of shares of common stock, par value $.10 per share, outstanding at August 2, 1996 was 80,850,529.

This Form 10-Q consists of 11 pages consecutively numbered.

The Exhibit Index to this Form 10-Q is set forth on page 11.


PART  I           FINANCIAL INFORMATION

                             ST. JUDE MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - ACQUISITIONS

Effective May 31, 1996, the Company acquired Daig Corporation, a Minnetonka, Minnesota based manufacturer of specialized cardiovascular devices for the electrophysiology and interventional cardiology markets.

Each share of Daig common stock was converted into approximately .652 shares of St. Jude Medical common stock. The Company issued 9,929,897 shares to Daig shareholders. The transaction was accounted for as a pooling of interests. The accompanying financial statements, for all periods presented, are presented on a pooled basis.

The results of Daig's operations have been included in the condensed consolidated results of operations as if the acquisition had occurred at the beginning of 1995. These results are not necessarily indicative of the results that would have occurred had the acquisition actually taken place at the beginning of 1995, or of the expected future results of operations. Mr. John Fleischhaker, founder and former chairman of Daig, resigned from the Company in July.

On January 5, 1996, the Company acquired The Heart Valve Company, previously a 50% owned joint venture with Hancock Jaffee Laboratories (HJL), as well as certain assets of HJL. Under the agreement, the Company paid $1,000 and issued 149,153 shares of its common stock to HJL shareholders. The acquisition was accounted for as a purchase and the resulting purchased research and development charge of $5,000 was recorded in the first quarter 1996.

NOTE 3 - CONTINGENCIES

The Company is involved in various products liability lawsuits, claims and proceedings of a nature considered normal to its business. In connection with two pacemaker lead models, the Company may be subject to future uninsured claims. The Company's products liability insurance carrier has denied coverage for these models and has filed suit against the Company seeking rescission of a products liability policy covering Pacesetter's business retroactive to the date the Company acquired Pacesetter. The Company was a codefendant in a 1995 class action suit with respect to these leads. This case was settled in November 1995 and the Company's share of the settlement is estimated to be approximately $5 million. This case is more fully described in Item I Part II of this Quarterly Report on Form 10-Q. Additional claims could be filed by patients with these leads who were not class members. Further, claims may be filed in the future relative to events currently unknown to management. Management believes any losses that might be sustained from such actions would not have a material adverse effect on the Company's liquidity or financial position, but could potentially be material to the net income of a particular future period if resolved unfavorably.



                             ST. JUDE MEDICAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)



                                        THREE MONTHS               SIX MONTHS
                                        ENDED JUNE 30             ENDED JUNE 30
                                       1996        1995         1996        1995
                                     ---------   ---------    ---------   ---------
Net sales                           $ 203,217   $ 195,072    $ 402,245   $ 384,210
Cost of sales                          62,862      58,985      123,878     120,921
                                    ---------   ---------    ---------   ---------
Gross profit                          140,355     136,087      278,367     263,289

Selling, general & administrative      66,887      63,618      133,130     124,177
Research & development                 18,397      19,047       36,142      35,683
Purchased research & development         --          --          5,000        --
                                    ---------   ---------    ---------   ---------

Operating profit                       55,071      53,422      104,095     103,429

Other income (expense)                  2,128      (2,008)      11,346      (4,649)
                                    ---------   ---------    ---------   ---------

Income before taxes                    57,199      51,414      115,441      98,780

Income tax provision                   20,602      15,801       40,404      30,532
                                   ---------   ---------    ---------   ---------

Net income                          $  36,597   $  35,613    $  75,037   $  68,248
                                    =========   =========    =========   =========

Earnings per share:
          Primary                   $     .45   $     .44    $     .92   $     .85
                                    =========   =========    =========   =========
          Fully diluted             $     .45   $     .44    $     .92   $     .84
                                    =========   =========    =========   =========

Shares outstanding
          Primary                      81,642      80,775       81,647      80,591
          Fully diluted                81,642      80,976       81,647      80,800


See notes to condensed consolidated financial statements.


                             ST. JUDE MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                           JUNE 30        DECEMBER 31
                                                             1996            1995
                                                          (UNAUDITED)      (SEE NOTE)
                                                           -----------    -----------

ASSETS
Current assets:
     Cash and cash equivalents                             $    43,802    $    34,767
     Marketable securities                                     140,860        152,615
     Accounts receivable, less allowance
          (1996 - $9,160; 1995 - $9,328)                       184,273        169,690
     Inventories
          Finished goods                                        90,473         82,176
          Work in process                                       24,725         27,544
          Raw materials                                         44,643         53,583
                                                           -----------    -----------
     Total inventories                                         159,841        163,303
     Other current assets                                       18,323         31,839
                                                           -----------    -----------
Total current assets                                           547,099        552,214
Property, plant and equipment                                  247,954        217,589
     Less accumulated depreciation                             (64,379)       (55,519)
                                                           -----------    -----------
Net property, plant and equipment                              183,575        162,070
Other assets                                                   335,493        339,532
                                                           -----------    -----------

TOTAL ASSETS                                               $ 1,066,167    $ 1,053,816
                                                           ===========    ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                      $   188,386    $   197,443
Long-term debt                                                  49,000        120,000
Contingencies
Shareholders' equity:
     Preferred stock, par value $1.00 per share -
          25,000,000 shares authorized; no shares issued
     Common stock, par value $.10 per share -
          250,000,000 shares authorized; issued and
          outstanding 1996 - 80,828,637 shares; 1995 -           8,083          7,992
          79,921,597 shares
     Additional paid-in capital                                 59,272         34,769
     Retained earnings                                         755,079        680,042
     Cumulative translation adjustment                           3,443          4,319
     Unrealized gain on available-for-sale securities            3,344          9,691
Receivable - stock issued                                         (440)          (440)
                                                           -----------    -----------
Total shareholders' equity                                     828,781        736,373
                                                           -----------    -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $ 1,066,167    $ 1,053,816
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



                             ST. JUDE MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                             SIX MONTHS ENDED
                                                                  JUNE 30
                                                           ---------------------
                                                              1996       1995
                                                           ---------   ---------
Operating Activities:
      Net income                                            $ 75,037    $ 68,248
      Depreciation and amortization                           21,554      20,795
      Purchased research and development                       5,000        --
      Gain on sale of business                               (10,486)       --
      Working capital change                                 (31,112)    (15,137)
                                                            --------    --------
      Net cash provided by operating activities               59,993      73,906
                                                            --------    --------
Investment Activities:
      Purchases of property, plant and equipment             (35,101)    (14,276)
      Sales of available-for-sale securities, net             15,000       3,139
      Acquisition, net of cash acquired                         (606)       --
      Proceeds from sale of business                          24,204        --
      Other investing activities                              (1,956)     (4,329)
                                                            --------    --------
      Net cash provided by (used in) investing activities      1,541     (15,466)
                                                            --------    --------
Financing Activities:
      Proceeds from exercise of stock options                 18,594       4,045
      Repayment of long-term debt                            (71,000)    (50,000)
                                                            --------    --------
      Net cash used in financing activities                  (52,406)    (45,955)
                                                            --------    --------
Effect of currency exchange rate changes on cash                 (93)        821
                                                            --------    --------
Increase in cash and cash equivalents                          9,035      13,306
Cash and cash equivalents at beginning of year                34,767      20,086
                                                            --------    --------
Cash and cash equivalents at end of period                  $ 43,802    $ 33,392
                                                            ========    ========

See notes to condensed consolidated financial statements.


                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS:

NET SALES. Net sales for the second quarter 1996 totalled $203,217, an $8,145 or 4.2% increase over net sales in the second quarter 1995. Excluding net sales from the cardiac assist division which was sold in January 1996, second quarter net sales increased almost 6% over the prior year comparable period. For the first six months of 1996, net sales totalled $402,245, a 4.7% increase over net sales in the first six months of 1995. Unfavorable foreign currency effects due to the stronger U.S. dollar reduced 1996 net sales compared to 1995 by approximately $2,200 and $1,100 for the quarter and first six months, respectively.

Second quarter 1996 net sales and percentage increases from last year's second quarter were as follows: heart valve - $68 million, a 2% increase; cardiac rhythm management - $124 million, a 7% increase; and interventional cardiology/electrophysiology - $11 million, an 18% increase. On a year-to-date basis, 1996 net sales and percentage increases from last year's comparative period were as follows: heart valve - $139 million, a 5% increase; cardiac rhythm management - $241 million, a 6% increase; and interventional cardiology/electrophysiology - $22 million, a 22% increase. Heart valve second quarter 1996 sales levels compared to 1995 were negatively affected by a substantial non-recurring second quarter 1995 sale to a Middle Eastern country. In addition, the domestic market continues to exhibit only slight growth.

Cardiac rhythm management domestic net sales continue to be affected by the lack of a competitive auto mode switching feature in the Company's TrilogyTM pacemaker line. The Company expects to receive FDA approval for its TrilogyTM DR+ pacemaker, which has this feature, in the fourth quarter of 1996. International pacemaker unit sales were strong in the second quarter 1996 as the Company has approval for nearly all its state-of-the-art pacemakers in almost all countries outside the U.S.

Interventional cardiology net sales growth is slowing as the introducer business continues to become more competitive and as other interventional cardiology companies move toward bundling a significant number of products for sale to the catheter laboratory where these products are used. Electrophysiology net sales continue to grow at a rapid rate as more electrophysiologists become familiar with diagnostic and therapeutic applications for electrophysiology catheters.

GROSS PROFIT. Second quarter 1996 gross profit totalled $140,355, or 69.1% of net sales, as compared to $136,087, or 69.8% of net sales during the comparable 1995 period. For the first six months of 1996 and 1995, gross profit was $278,367 or 69.2% of net sales, and $263,289 or 68.5% of net sales, respectively. The lower comparative second quarter gross margin resulted mainly from average selling price decreases due to increasing sales in developing markets, negative currency impacts on net sales, higher costs of purchased heart valve components and slight pricing pressure in the cardiac rhythm management business. On a year-to-date basis, the 1996 gross margin improved over 1995 mainly because of the elimination of a 2% mechanical heart valve royalty payment as of the end of the first quarter 1995.

SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses in the second quarter 1996 of $66,887, increased $3,269 or 5.1% over the second quarter 1995. As a percentage of net sales, 1996 SG&A expenses increased to 32.9% from 32.6% in 1995. On a year-to-date basis, 1996 SG&A expenses totalled $133,130, a $8,953 or 7.2% increase over 1995. The increases resulted primarily from the establishment of a direct sales organization in Canada, infrastructure investments in the European and Asia Pacific markets and enhancements to information technology systems.

RESEARCH AND DEVELOPMENT. Second quarter 1996 research and development (R&D) expenses were $18,397, a $650 decrease from the second quarter 1995. The first half 1996 R&D expenses totalled $36,142, a $459 increase over the comparable period in 1995. The second quarter decrease was due to the completion of certain Pacesetter projects; however, Pacesetter continues to invest in major ongoing bradycardia, tachycardia and programmer R&D projects.

PURCHASED RESEARCH AND DEVELOPMENT. The $5,000 non-cash purchased R&D charge, representing the appraised value of in-process R&D which must be expensed under generally accepted accounting principles for purchase accounting, related to the acquisition of The Heart Valve Company (see Note 2 - Acquisitions).

OTHER INCOME/EXPENSE. Other income in the second quarter 1996 totalled $2,128 compared to other expense of $2,008 in the second quarter 1995. For the first six months of 1996 other income totalled $11,346 versus other expense of $4,649 in the comparable period in 1995.

Interest expense in the second quarter 1996 decreased to approximately $1,000 from $3,700 in the second quarter of 1995. This decrease was due mainly to reduced Pacesetter acquisition related debt. In 1996, gains on the sale of investments increased other income by $882 over the second quarter 1995. On a year-to-date basis, several non-recurring 1996 transactions increased other income/expense over 1995 levels, including a gain on sale of the cardiac assist business, successful completion of litigation related to a termination fee in connection with the Electromedics' acquisition, and transaction costs associated with the Daig acquisition.

INCOME TAX PROVISION. The Company's effective income tax rate was 36% in the second quarter 1996 compared to 31% in the second quarter of 1995. The increase was caused by changes to Internal Revenue Code (IRC) Section 936 regulations that were finalized during the quarter and made retroactive to the beginning of 1996. These regulation changes reduced the tax benefits derived from the Company's Puerto Rican operations.

The year-to-date 1996 effective income tax rate was 35% compared to 31% for 1995. The increase resulted from the second quarter change in IRC Section 936 regulations, as well as from non-deductible expenses associated with the Daig transaction and previously legislated changes to taxes on Puerto Rican related income.

OUTLOOK. The Company's goal is to increase earnings per share 15% each year. Due mainly to the dilutive impact of the Daig acquisition and the revision to IRC
Section 936 regulations affecting the Company's Puerto Rican operations, the Company will not meet this goal in 1996. As provided for under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that many factors could cause actual future results of operations to vary from those anticipated in previously made forward-looking statements and any other forward-looking statements made in this document and elsewhere by or on behalf of the Company. Net sales could be materially adversely affected by legislative or administrative reforms to the U.S. Medicare and Medicaid systems in a manner that significantly reduces reimbursement for procedures using the Company's medical devices, acquisitions of key patents by competitors that could have the effect of excluding the Company from new market segments, health care industry consolidation resulting in customer demands for price concessions, products introduced by competitors with advanced technology and fewer procedures being performed in a cost conscious environment. Cost of sales could be materially affected by unfavorable developments in the area of products liability and price increases from the Company's suppliers of critical components, some of which are sole-sourced. Operations could be affected by the Company's ability to execute its diversification strategy and integrate acquired companies, a serious earthquake affecting the Company's Pacesetter facility in Los Angeles, California and attempts by competitors to gain market share through aggressive marketing programs. In addition, recently passed legislation will further reduce, and ultimately eliminate, the Company's tax benefits derived under Internal Revenue Code Section 936.

FINANCIAL CONDITION:

The Company's financial condition at June 30, 1996 continues to remain strong. Long-term debt was reduced to $49,000, a $32,000 decrease during the second quarter and a $71,000 decrease during the first six months of 1996. The ratio of current assets to current liabilities was 2.9 to 1 at June 30, 1996.

Total assets increased $51,072 during the 1996 second quarter. Cash and marketable securities increased $9,478 mainly due to cash flow from operations and the cash acquired in the Daig transaction. Accounts receivable increased $14,613 principally due to Daig receivables and higher sales in certain European markets. Inventories increased $3,359 due to acquisition of the Daig inventory. Net property, plant and equipment increased $24,399 as a result of the Daig acquisition and investments in pacemaker manufacturing facilities in Stockholm and Phoenix.

Shareholders' equity increased $79,371 during the quarter to $828,781. The increase resulted from net income of $36,597, the Daig equity consolidation totalling $35,734, the exercise of stock options of $13,071, a net unrealized loss on investments of $6,373 and a foreign currency translation adjustment of $342.



PART II   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From 1987 to 1991, Siemens AG through its Pacesetter and other affiliates ("Siemens") manufactured and sold approximately 32,000 model 1016T and 1026T pacemaker leads of which approximately 25,000 were sold in the U.S. In March 1993 Siemens was sued in federal court in Cincinnati, Ohio ("the Wilson case"). The suit alleged that the model 1016T leads were negligently designed and manufactured. Class action status was granted by the court in September 1993.

When St. Jude acquired from Siemens substantially all of its worldwide cardiac rhythm management business ("Pacesetter") on September 30, 1994, the purchase agreement specifically provided that Siemens retain all liability for the Wilson case, as well as all other litigation that was pending or threatened before October 1, 1994. The purchase agreement also provided that St. Jude would assume liability for other products liability claims which arose after September 30, 1994.

Siemens and St. Jude were named defendants in a class action suit filed in March 1995 in Houston, Texas for alleged defects in models 1016T and 1026T pacemaker leads (the "Hann case"). The suit sought class action status for patients who had inner insulation failures of these leads after March 22, 1993 and who were not members of the Wilson class. Siemens and St. Jude settled the Wilson and Hann cases in November 1995. Management currently estimates the Company's share of the settlement to be approximately $5 million; however, the precise number of class members, and the corresponding financial liability, could increase or decrease as the process for filing claims is completed. The settlement agreement has an "opt out" provision for class members. Apart from this class action settlement, additional claims could be made or lawsuits brought by patients with these leads whose leads fail at a later date or whose leads fail for reasons outside the class definition.

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

The terms of the products liability insurance policy which Zurich is seeking to rescind provide that St. Jude would be entitled to $10 million in coverage for the 1016T and 1026T pacemaker lead claims after payment by St. Jude of a self insured retention. St. Jude is investigating whether it may have claims against any entities, in addition to Zurich, arising from this situation, and has brought suit against its former insurance broker, Johnson & Higgins.

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


                                      ST. JUDE MEDICAL, INC.


 August 12, 1996                      /s /STEPHEN L. WILSON
- --------------------                  -----------------------
DATE                                  STEPHEN L. WILSON
                                      Vice President - Finance
                                      and Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)