Form 10-Q
period 1996-09-30
ST JUDE MEDICAL INC
filed 1996-11-08
CIK 203077

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996              Commission File Number 0-8672



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

YES __X__  NO _____

The number of shares of common stock, par value $.10 per share, outstanding at November 4, 1996 was 80,985,671.

This Form 10-Q consists of 11 pages consecutively numbered.

The Exhibit Index to this Form 10-Q is set forth on page 11.



PART  I   FINANCIAL INFORMATION

                             ST. JUDE MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

On September 23, 1996, the Company acquired the business of Biocor(R) Industria E Pesquisas Ltd., a manufacturer of tissue heart valves for $4,000 in cash and an earn-out which could result in additional cash payments of up to $4,000 over the next three years. The acquisition will be accounted for as a purchase and a purchased research and development charge will be taken in the fourth quarter.

NOTE 3 - CONTINGENCIES

The Company is involved in various products liability lawsuits, claims and proceedings of a nature considered normal to its business. The Company's products liability insurance carrier has denied coverage for two pacemaker lead models and has filed suit against the Company seeking rescission of a products liability policy covering Pacesetter's business from October 1, 1994 through December 31, 1995. The Company was a codefendant in a 1995 class action suit with respect to these leads. This case was settled in November 1995 and the Company's share of the settlement is estimated to be approximately $5 million. This case is more fully described in Item I Part II of this Quarterly Report on Form 10-Q. Additional claims could be filed by patients with these leads who were not class members. Further, claims may be filed in the future relative to events currently unknown to management. Management believes any losses that might be sustained from such actions would not have a material adverse effect on the Company's liquidity or financial position, but could potentially be material to the net income of a particular future period if resolved unfavorably.

The Internal Revenue Service ("IRS") is currently examining the Company's 1992-1994 federal income tax returns. In addition, the IRS has completed an audit examination of the Company's 1990-1991 federal income tax returns and has proposed an adjustment of approximately $16,600 in additional taxes. The proposed adjustment relates primarily to the Company's Puerto Rican operations. It is likely that similar adjustments will be proposed for subsequent years. The Company is vigorously contesting the proposed adjustments and expects that the ultimate resolution will not have a material adverse effect on its financial position, liquidity or net income.

NOTE 4 - SUBSEQUENT EVENTS

On October 23, 1996, St. Jude Medical, Inc. ("St. Jude") entered into definitive agreements to acquire substantially all of the assets of Telectronics Pacing Systems, Inc. and Medtel, a distribution company, both wholly owned subsidiaries of Pacific Dunlop, Ltd. ("Pacific Dunlop"). Also on October 23, 1996, the Company entered into a definitive agreement with Intermedics, Inc. ("Intermedics") to acquire certain intellectual property rights. The Intermedics agreement also provided for settlement of intellectual property and other legal disputes between Intermedics and Ventritex, as well as between Intermedics and Pacesetter.

In addition, on October 23, 1996, St. Jude entered into a definitive agreement providing for the merger of Ventritex, Inc. ("Ventritex") into Pacesetter, Inc. ("Pacesetter"), a wholly owned subsidiary of St. Jude. Each outstanding share of Ventritex common stock will be converted into .6 share of St. Jude common stock.

The Ventritex transaction remains subject to expiration of the applicable Hart-Scott-Rodino waiting period and is expected to close in the first quarter 1997. The Pacific Dunlop transaction is expected to close in the fourth quarter 1996.

The Pacific Dunlop transactions will be accounted for under purchase accounting. The Ventritex transaction will be accounted for under pooling of interest accounting. The Company expects to incur significant charges in connection with these acquisitions.

                             ST. JUDE MEDICAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                             THREE MONTHS                 NINE MONTHS
                                                ENDED                         ENDED
                                             SEPTEMBER 30                 SEPTEMBER 30
                                       -----------------------       -----------------------
                                         1996           1995           1996           1995
                                       --------      ---------       --------      ---------
Net sales                              $193,846      $ 186,176       $596,091      $ 570,386
Cost of sales                            59,053         56,401        182,931        177,322
                                       --------      ---------       --------      ---------

Gross profit                            134,793        129,775        413,160        393,064

Selling, general & administrative        62,610         61,043        195,740        185,220
Research & development                   17,365         17,907         53,507         53,590
Purchased research & development           --             --            5,000           --
                                       --------      ---------       --------      ---------

Operating profit                         54,818         50,825        158,913        154,254

Other income (expense)                    1,021           (897)        12,367         (5,546)
                                       --------      ---------       --------      ---------

Income before taxes                      55,839         49,928        171,280        148,708

Income tax provision                     19,544         15,528         59,948         46,060
                                       --------      ---------       --------      ---------

Net income                             $ 36,295      $  34,400       $111,332      $ 102,648
                                       ========      =========       ========      =========

Earnings per share:

          Primary                      $    .44      $     .42       $   1.36      $    1.27
                                       ========      =========       ========      =========
          Fully diluted                $    .44      $     .42       $   1.36      $    1.27
                                       ========      =========       ========      =========

Shares outstanding

          Primary                        81,967         81,358         81,754         80,846
          Fully diluted                  82,360         81,546         82,010         81,049


See notes to condensed consolidated financial statements.


                             ST. JUDE MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                (Dollars in thousands, except per share amounts)

                                                           SEPTEMBER 30      DECEMBER 31
                                                               1996             1995
                                                            (Unaudited)      (See Note)
                                                           ------------      -----------
ASSETS
Current assets:
    Cash and cash equivalents                              $    22,442       $    34,767
    Marketable securities                                      143,480           152,615
    Accounts receivable, less allowance
       (1996 - $6,642; 1995 - $9,328)                          179,286           169,690
    Inventories
       Finished goods                                           93,078            82,176
       Work in process                                          23,670            27,544
       Raw materials                                            43,484            53,583
                                                           -----------       -----------
    Total inventories                                          160,232           163,303
    Other current assets                                        35,210            31,839
                                                           -----------       -----------
Total current assets                                           540,650           552,214
Property, plant and equipment                                  271,345           217,589
    Less accumulated depreciation                              (70,790)          (55,519)
                                                           -----------       -----------
Net property, plant and equipment                              200,555           162,070
Other assets                                                   318,060           339,532
                                                           -----------       -----------

TOTAL ASSETS                                               $ 1,059,265       $ 1,053,816
                                                           ===========       ===========

LIABILITIES & SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                      $   191,977       $   197,443
Long-term debt                                                       0           120,000
Contingencies
Shareholders' equity:
    Preferred stock, par value $1.00 per share -
       25,000,000 shares authorized; no shares issued
    Common stock, par value $.10 per share -
       250,000,000 shares authorized; issued and
       outstanding 1996 - 80,976,337 shares; 1995 -
       79,921,597 shares                                         8,098             7,992
    Additional paid-in capital                                  61,888            34,769
    Retained earnings                                          791,372           680,042
    Cumulative translation adjustment                            4,758             4,319
    Unrealized gain on available-for-sale securities             1,612             9,691
Receivable - stock issued                                         (440)             (440)
                                                           -----------       -----------
Total shareholders' equity                                     867,288           736,373
                                                           -----------       -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $ 1,059,265       $ 1,053,816
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


                             ST. JUDE MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (Unaudited)

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                       -------------------------
                                                          1996            1995
                                                       ---------       ---------
Operating Activities:
      Net income                                       $ 111,332       $ 102,648
      Depreciation and amortization                       32,281          31,500
      Purchased research and development                   5,000            --
      Gain on sale of business                           (10,486)           --
      Working capital change                             (16,560)          4,973
                                                       ---------       ---------
      Net cash provided by operating activities          121,567         139,121
                                                       ---------       ---------
Investment Activities:
      Purchases of property, plant and equipment         (58,237)        (24,311)
      Sales of available-for-sale securities, net          9,000           5,623
      Acquisitions, net of cash acquired                  (7,430)         13,000
      Proceeds from sale of business                      24,204            --
      Other investing activities                          (2,503)        (10,950)
                                                       ---------       ---------
      Net cash used in investing activities              (34,966)        (16,638)
                                                       ---------       ---------
Financing Activities:
      Proceeds from exercise of stock options             21,225           5,133
      Repayment of long-term debt                       (120,000)       (115,000)
                                                       ---------       ---------
      Net cash used in financing activities              (98,775)       (109,867)
                                                       ---------       ---------
Effect of currency exchange rate changes on cash            (151)            907
                                                       ---------       ---------
Increase (decrease) in cash and cash equivalents         (12,325)         13,523
Cash and cash equivalents at beginning of year            34,767          20,086
                                                       ---------       ---------
Cash and cash equivalents at end of period             $  22,442       $  33,609
                                                       =========       =========

See notes to condensed consolidated financial statements.



                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS:

NET SALES. Net sales for the third quarter 1996 totalled $193,846, a $7,670 or 4.1% increase over net sales in the third quarter 1995. Excluding net sales from the cardiac assist division which was sold in January 1996, third quarter net sales increased 5.6% over the prior year comparable period. For the first nine months of 1996, net sales totalled $596,091, a $25,705 or 4.5% increase over net sales in the first nine months of 1995. Unfavorable foreign currency effects due to the stronger U.S. dollar reduced 1996 net sales compared to 1995 by approximately $1,100 and $2,200 for the quarter and first nine months, respectively.

Third quarter 1996 heart valve net sales were slightly higher than the third quarter 1995 which had included a significant sale into Iran. The U.S. embargo on goods sold to Iran continues to preclude further sales into that market. Exclusive of the Iranian sale, third quarter 1996 net sales increased 5.6% from third quarter 1995 levels. For the first nine months, 1996 heart valve net sales increased $6,698, or 3.4% over 1995 levels. The net sales increases were mainly attributable to higher mechanical heart valve unit sales into developing markets and more tissue heart valve sales due to expanded product offerings.

Pacesetter third quarter 1996 net sales increased 7.4% compared to the third quarter 1995. For the first nine months, 1996 net sales increased by $21,926, or 6.5%. The increases over 1995 resulted principally from higher unit sales in all major geographic regions, which were partially offset by lower average selling prices.

GROSS PROFIT. Third quarter 1996 gross profit totalled $134,793 or 69.5% of net sales, as compared to $129,775, or 69.7% of net sales during the comparable 1995 period. For the first nine months of 1996 and 1995, gross profit was $413,160 or 69.3% of net sales, and $393,064 or 68.9% of net sales, respectively. The lower quarterly gross profit margin resulted mainly from the negative foreign currency impact on net sales, average selling price decreases due to increasing sales in developing markets and pricing pressure in the cardiac rhythm business. On a year-to-date basis, the 1996 gross profit margin improved over 1995 because of the elimination of a 2% mechanical heart valve royalty payment and continuing manufacturing efficiencies, which were partially offset by the items noted above for the quarter.

SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses increased in the third quarter 1996 to $62,610, a $1,567 or 2.6% increase over the third quarter 1995. As a percentage of net sales, 1996 SG&A decreased to 32.3% from 32.8% in 1995. On a year-to-date basis, 1996 SG&A expenses totalled $195,740, a $10,520, or 5.7% increase over 1995. The increases resulted primarily from the establishment of a direct sales organization in Canada, infrastructure investments in the European and Asia Pacific markets and enhancements to information technology systems.

RESEARCH AND DEVELOPMENT. Third quarter 1996 research and development (R&D) expenses were $17,365, a $542 decrease from the third quarter 1995. The first nine months of 1996 R&D expenses totalled $53,507, an $83 decrease from the 1995 comparable period. The quarter and year-to-date decreases were due to the completion of certain Pacesetter projects; however, Pacesetter continues to invest in major ongoing bradycardia, tachycardia and programmer R&D projects.

PURCHASED RESEARCH AND DEVELOPMENT. The $5,000 non-cash purchased R&D charge, representing the appraised value of in-process R&D which must be expensed under generally accepted accounting principles for purchase accounting, related to the acquisition of The Heart Valve Company (see Note 2 - Acquisitions).

OTHER INCOME/EXPENSE. Other income in the third quarter 1996 totalled $1,021 compared to other expense of $897 in the third quarter 1995. For the first nine months of 1996 other income totalled $12,367 versus other expense of $5,546 in the comparable 1995 period.

Interest expense in third quarter 1996 decreased to $358 from $2,933 in the third quarter 1995 due to a substantial reduction in Pacesetter acquisition related debt which was totally repaid during the third quarter 1996. On a year-to-date basis, several non-recurring 1996 transactions increased other income over 1995, including a gain on sale of the Company's cardiac assist business and the successful completion of litigation related to the terminated Electromedics' acquisition which were partially offset by transaction costs associated with the Daig acquisition.

INCOME TAX PROVISION. The Company's 1996 effective income tax rate was 35% compared to 31% in 1995. The increase was attributable to changes to Internal Revenue Code (IRC) regulations which were finalized in the second quarter 1996 and which were retroactive to the beginning of 1996, as well as to non-deductible expenses associated with the Daig acquisition and to separate previously legislated changes relating to taxation of Puerto Rican related income. The IRC regulation changes significantly reduce tax benefits derived from the Company's Puerto Rican operations.

OUTLOOK. As provided for under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that a number of factors could cause actual future results of operations to vary from those anticipated in previously made forward-looking statements and any other forward-looking statements made in this document and elsewhere by or on behalf of the Company. Net sales could be materially affected by legislative or administrative reforms to the U.S. Medicare and Medicaid systems in a manner that would significantly reduce reimbursement for procedures using the Company's medical devices, the acquisition of key patents by competitors that would have the effect of excluding the Company from new market segments, health care industry consolidation resulting in customer demands for price concessions, products introduced by competitors with advanced technology and better features and benefits or lower prices, and fewer procedures performed in a cost conscious environment. Cost of sales could be materially affected by unfavorable developments in the area of products liability and price increases from the Company's suppliers of critical components. Operations could be affected by the Company's ability to execute its diversification strategy or to integrate acquired companies, a serious earthquake affecting the Company's Pacesetter facility in Los Angeles California and attempts by competitors to gain market share through aggressive marketing programs. In addition, the elimination of Internal Revenue Code Section 936 will result in the Company's effective income tax rate increasing over time. The Company expects to incur significant charges in connection with its acquisitions of Ventritex and Teletronics.

FINANCIAL CONDITION:

The Company's financial condition at September 30, 1996, continues to be strong. Long-term debt was fully repaid during the third quarter. In addition, the Company had $165,922 of cash and marketable securities. The ratio of current assets to current liabilities was 2.8 to 1 at September 30, 1996.

Total assets decreased $7,916 during the third quarter 1996. Cash and marketable securities decreased $32,376 because cash flow from operations and cash on hand were used to reduce debt and to acquire the business of Biocor(R) Industria E Pesquisas Ltd. Accounts receivable decreased $4,987 principally due to third quarter net sales that were lower than the second quarter. Inventories increased $391. Net property, plant and equipment increased $16,980 primarily as a result of capital investments in pacemaker manufacturing facilities and information systems.

Shareholders' equity increased $38,507 during the quarter to $867,288. The increase resulted from net income of $36,295, the exercise of stock options of $2,630 and a foreign currency translation adjustment of $1,315 which were partially offset by a net unrealized loss on investments of $1,733.


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

Item 6.   EXHIBITS and REPORTS ON FORM 8-K

          (a) Exhibits

                      Exhibit
                      Number            Exhibit
                      ------            -------

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

                                        ST. JUDE MEDICAL, INC.


 November 8, 1996                       /s /STEPHEN L. WILSON
---------------------                   -------------------------------------
DATE                                    STEPHEN L. WILSON
                                        Vice President - Finance
                                        and Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)