Form 10-K
period 1996-12-31
ST JUDE MEDICAL INC
filed 1997-03-27
CIK 203077

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                             FORM 10-K ANNUAL REPORT

[X]                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, or will not be contained, to the best of the Registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ____

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3.0 billion at March 7, 1997, when the closing sale price of such stock, as reported on the New York Stock Exchange, was $38 1/8.

         The number of shares outstanding of the Registrant's Common Stock, $.10 par value, as of March 7, 1997, was 81,027,862 shares.

         Portions of the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in Parts I, II and IV. Portions of the Proxy Statement dated March 24, 1997, are incorporated by reference in
Part III.

                              --------------------

The exhibit index set is forth on pages 12, 13, and 14.



                             ST. JUDE MEDICAL, INC.

                                    1996 10-K

                                     PART I

Item 1. BUSINESS

GENERAL

         St. Jude Medical, Inc. ("St. Jude" or the "Company") designs, manufactures and markets medical devices and provides services for the cardiovascular segment of the medical device industry. The Company's products are distributed in more than 100 countries worldwide through a combination of direct sales personnel, independent manufacturers' representatives and distribution organizations. The main markets for the Company's products are the United States, Western Europe and Japan.

         Effective September 30, 1994, St. Jude acquired from Siemens AG substantially all the worldwide assets of its cardiac rhythm management operations ("Pacesetter"). The acquisition significantly expanded the Company's product offerings and provided a platform for potential further diversification activities within the cardiac rhythm management market.

         Effective May 31, 1996, the Company acquired Daig Corporation ("Daig"), a Minnesota based manufacturer of specialized cardiovascular devices for the electrophysiology and interventional cardiology markets. Daig's competencies are in catheter development and manufacturing and certain of its electrophysiology products complement other St. Jude Medical cardiac rhythm management ("CRM") product offerings.

         Effective September 23, 1996, the Company acquired Biocor(R) Industria E Pesquisas Ltd., a Brazilian manufacturer of tissue heart valves.

         Effective November 29, 1996, St. Jude Medical's Pacesetter subsidiary acquired substantially all of the assets of Telectronics Pacing Systems, Inc. ("Telectronics"), a pacemaker company, and Medtel, a distribution company in the Asia-Pacific region, both wholly owned subsidiaries of Pacific Dunlop, Ltd. In addition to state-of-the-art pacing technologies, Telectronics enhances the Company's CRM operations by adding important intellectual property assets and an experienced sales organization.

         On October 23, 1996, the Company and Ventritex, Inc. ("Ventritex") signed a definitive agreement for a tax-free, stock-for-stock merger. The merger is subject to regulatory approvals and Ventritex shareholder approval. In January 1997, Ventritex reported three deaths related to a component failure in its Cadence(R) model V110 ICD device. Ventritex received FDA approval to reprogram or replace approximately 5,600 devices which utilize that component to prevent further incidents related to component failures. The Company is performing further investigation of the component failure and its impact on the Ventritex business prior to concluding the merger. There can be no assurance given as to if and when the merger will be concluded.

         St. Jude provides products and services for a single industry segment, that of cardiovascular medical devices. Substantially all of its operations and assets are attributable to cardiovascular medical devices. The Company currently operates through three global business units. The Heart Valve Division is responsible for the Company's heart valve disease management products including mechanical and tissue heart valves and annuloplasty rings. The Pacesetter Division is responsible for the Company's cardiac rhythm management products including bradycardia pulse generators, leads and programmers and tachycardia research and development. The Daig Division provides a broad array of product offerings for interventional cardiology, including percutaneous angiography catheters, introducers used in catheter procedures, guidewires and guiding sheaths. Daig also participates in the electrophysiology market with catheters for diagnostic mapping of the heart, ablation of malfunctioning heart tissue and temporary cardiac pacing catheters. In addition, the Company maintains geographically based sales and marketing organizations which are responsible for marketing, sales and distribution of the Company's and third party products in Europe, Africa, the Middle East, Japan, Canada, Latin America and the Asia-Pacific region.

         Typically, the Company's net sales are somewhat stronger in the first and second quarters and weaker in the third quarter. This results from patient tendency to defer, if possible, cardiac procedures during the summer months and from the seasonality of the domestic and Western European markets where summer vacation schedules normally result in fewer surgical procedures. Manufacturers' representatives randomly place large orders which can distort the net sales pattern noted above. In addition, new product introductions, acquisitions, and regulatory approvals can modify the expected net sales pattern.

         In 1996, approximately 62% of net sales were derived from cardiac rhythm management products, approximately 33% from heart valve products and the balance from interventional cardiology products. Approximately 57% of the Company's 1996 net sales were in the U.S. market, down from 59% in 1995.

CARDIAC RHYTHM MANAGEMENT

         The Pacesetter Division is headquartered in Sylmar, California and has manufacturing facilities in Sylmar; Miami Lakes, Florida; Denver, Colorado; Sweden and Scotland. Pacesetter pulse generators and pacing leads treat patients with hearts that beat too slowly or irregularly; a condition known as bradycardia. Various models of bradycardia pulse generators and leads are produced by Pacesetter. Pulse generators can sense and produce impulses in both the upper and lower chambers of the heart, adapt to changes in heart rate and can be non-invasively programmed by the physician to adjust sensing, electrical pulse intensity, duration, rate and other characteristics.

         The pulse generator contains a lithium battery power source and electronic circuitry. It generates pacing pulses and monitors the heart's activity to sense abnormalities requiring correction. It is most often implanted pectorally, just below the collarbone. The leads are insulated wires that carry the pulses to the heart and information from the heart back to the pacemaker. A pacemaker uses electrical currents equivalent to those in a healthy heart.

         Pacesetter's product line includes a new pacing system platform called the Trilogy(R) series. The series was an outgrowth of the highly successful Synchrony(R) platform and was designed with the philosophy of cardiac optimization. Trilogy(R) has an ovoid shape, doubles memory, adds new diagnostic capabilities and in some versions has an automaticity feature.

         Microny(TM), a single chamber pacemaker, which was the first pacemaker in the world to incorporate AutoCapture(TM), has been introduced in international markets and is in clinical trials in the U.S. The AutoCapture(TM)algorithm is capable of adjusting the pacemaker's output to provide the minimal amount of electrical impulse necessary to stimulate the heart and provides an appropriate safety margin on a beat by beat basis. Microny(TM) is the world's smallest pacemaker weighing only about 13 grams. The sensor is an accelerometer, a "ball in a cage" sensor which has excellent sensitivity to the intensity of the patient's body movement in determining the proper pacing rate.

         The Regency(TM) family of single chamber pacemakers incorporates the AutoCapture(TM) feature and several advanced diagnostic capabilities. Pacesetter has released the Regency(TM) pacemaker in most international markets and commenced U.S. clinical trials in 1996.

         Telectronics products which are marketed through the Telectronics sales force include the Meta(TM) 1256 DDDR pulse generator and other pulse generator products. The Meta(TM) device includes Telectronics' Minute Ventilation(TM) biosensor feature and third generation Automatic Mode Switching (AMS)(TM).

HEART VALVES

         The St. Jude Medical Division is headquartered in St. Paul, Minnesota and has manufacturing facilities in St. Paul, Puerto Rico, Canada and Brazil. Heart valve replacement or repair may be necessary because the natural heart valve has deteriorated due to congenital defects or disease. Heart valves facilitate the one-way flow of blood in the heart and prevent significant backflow of blood into the heart and between the heart's chambers.

         St. Jude offers both mechanical and tissue replacement heart valves and valve repair products. The St. Jude Medical(R) mechanical heart valve is the most widely implanted valve in the world with over 725,000 valves implanted to date. Internationally the Company markets the Toronto SPV(R) stentless tissue valve, the world's leading stentless tissue valve, and SJM(R) Biocor(TM) tissue valves. The Toronto SPV(R) commenced domestic clinical trials in 1994. Under an agreement with Heartport, Inc. ("Heartport"), St. Jude's heart valve prostheses will be used in combination with Heartport's proprietary Port-AccessTM technology to perform less invasive heart valve surgery to repair or replace diseased heart valves. In early 1997, Heartport received FDA authorization to commence U.S. marketing of its Port-Access(TM) mitral valve repair and replacement system.

         Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral heart valves. The Company has executed a license agreement with Professor Jacques Seguin to manufacture and market an advanced semi-rigid annuloplasty ring. This SJM(R) Seguin annuloplasty ring, cleared by the FDA for U.S. release during first quarter 1997, can be used with conventional surgery and Heartport's Port-Access(TM) technology.

         St. Jude has also entered into several other relationships to provide additional products and services for heart valve disease management, including:

     1) An agreement with LifeNet Transplant Services which enables St. Jude to assist in the marketing of human donated allograft heart valves.
     2) An alliance with DuPont Pharma to jointly develop educational programs on using anticoagulant drugs with mechanical heart valves.
     3) An alliance with Boehringer Mannheim Corporation which provides valve patients the opportunity to use a home test kit for measuring anticoagulation levels.

ELECTROPHYSIOLOGY AND INTERVENTIONAL CARDIOLOGY

         Daig is headquartered and has its manufacturing operations in Minnetonka, Minnesota. Daig designs, manufactures and markets specialized disposable cardiovascular devices for the electrophysiology and interventional cardiology markets, including percutaneous catheter introducers, diagnostic guidewires, electrophysiology catheters and bipolar temporary pacing catheters (used with external pacemakers).

         Percutaneous (through the skin) catheter introducers are used to create passageways for cardiovascular catheters from outside the human body through the skin into a vein, artery or other location inside the body. Daig's percutaneous catheter introducer products consist primarily of peel- away sheaths, sheaths with and without hemostasis valves, dilators, guidewires, repositioning sleeves, obturators and needles. All of these products are offered in a variety of sizes and packaging configurations.

         Diagnostic guidewires are used in conjunction with percutaneous catheter introducers to aid in the introduction of intravascular catheters. Daig's diagnostic guidewires are available in multiple lengths and incorporate a proprietary surface finish for lasting lubricity.

         Electrophysiology catheters are placed into the human body percutaneously to aid in the diagnosis and treatment of cardiac arrhythmias (abnormal heart rhythms). Between two and five electrophysiology catheters are generally used in each electrophysiology procedure. Daig's electrophysiology catheters are available in multiple configurations.

         Bipolar temporary pacing catheters are inserted percutaneously for temporary use (less than one hour to a maximum of one week) with external pacemakers to provide patient stabilization prior to implantation of a permanent pacemaker, following a heart attack, or during surgical procedures. Daig produces and markets several designs of bipolar temporary pacing catheters.

         In addition to these current products, Daig continually explores the possibility for new products and for new or expanded applications for existing products. Daig has received marketing clearance for a diagnostic angiography catheter and plans to launch this product commercially during 1997. Daig is also involved in various research and development efforts, including two related to its Livewire(TM) steerable electrophysiology catheter. One of these efforts aims to expand the approved diagnostic labeling of the Livewire(TM) steerable electrophysiology catheter to include certain ablation therapies. The other, which is being conducted pursuant to an FDA Investigational Device Exemption ("IDE"), involves a clinical trial to gather data in support of the use of the Livewire(TM) steerable electrophysiology catheter in combination with specialized guiding introducers as a cure for atrial fibrillation (a heart rhythm disorder).

SUPPLIERS

         Under an agreement with CarboMedics, Inc. (CMI), which covers the supply of pyrolytic carbon heart valve components for the mechanical heart valve, the Company must purchase a minimum of 20% of its needs through 1998 at negotiated prices. If CMI is unable or fails to perform under the agreement, the license permits the Company to self-manufacture its component requirements during the supply interruption. The agreement can be extended for additional one year terms after 1998 at the Company's option and prices the Company would pay in 1999 and beyond would be adjusted annually by a producer price index based formula established in the agreement.

         The Company purchases raw materials and other items from numerous suppliers for use in its products. The Company maintains sizable inventories of up to three years of its projected requirements for certain materials, some of which are available only from a single vendor. The Company has been advised from time to time that certain of these vendors may terminate sales of products to customers that manufacture implantable medical devices in an effort to reduce their potential products liability exposure. Some of these vendors have modified their positions and have indicated a willingness to either temporarily continue to provide product until such time as an alternative vendor or product can be qualified or to reconsider the supply relationship. While the Company believes that alternative sources of raw materials are available and that there is sufficient lead time in which to qualify such other sources, any supply interruption could have a material adverse effect on the Company's ability to manufacture its products.

COMPETITION

         Within the medical device industry, competitors range from small start-up companies to companies with significant resources. The Company's customers consider many factors when choosing supplier partners including product reliability, clinical outcomes, product availability, inventory consignment, price and product services provided by the manufacturer. Market share can shift as a result of technological innovation, product recalls and product safety alerts. This emphasizes the need to provide the highest quality products and services. St. Jude expects the competition to continue to increase by using tactics such as consigned inventory, bundled product sales and reduced pricing.

         The Company is the world's leading manufacturer and supplier of mechanical heart valves. There are two other principal and several other smaller mechanical heart valve manufacturers. The Company competes against two principal and a large number of other smaller tissue heart valve manufacturers.

         Pacesetter has traditionally been a technological leader in the bradycardia pacemaker market. Worldwide there are six primary manufacturers and suppliers of bradycardia pacemakers, including the Company. One other company and Pacesetter account for well over half of the worldwide bradycardia pacemaker net sales. The Company has strong market share positions in all major developed markets.

         The market areas Daig focuses on are the cardiac catherization laboratories and the electrophysiology laboratories in hospitals throughout the world. These are growing markets with numerous competitive companies.

         The cardiovascular segment of the medical device market is a dynamic market currently undergoing significant change due to cost of care considerations, regulatory reform, industry consolidation and customer consolidation. The ability to provide cost effective clinical outcomes is becoming increasingly more important for medical device manufacturers.

MARKETING

         The Company's products are sold in over 100 countries throughout the world. No distributor organization or single customer accounted for more than 10% of 1996 net sales.

         In the United States, St. Jude sells directly to hospitals through an employee based sales organization for its heart valve and catheter products and a combination of independent manufacturers' representatives and an employee based sales organization for its pacemaker products. In Western Europe, the Company has an employee based sales organization selling in 14 countries. Throughout the rest of the world the Company uses a combination of independent distributor and direct sales organizations.

         Payment terms worldwide are consistent with local practice. Orders are shipped as they are received and, therefore, no material back orders exist.

RESEARCH AND DEVELOPMENT

         The Company is focused on the development of new products and improvements to existing products. In addition, research and development expense reflects the Company's efforts to obtain FDA approval of certain products and processes and to maintain the highest quality standards of existing products. The Company's research and development expenses, exclusive of purchased research and development, were $74,841,000 (9.3% of net sales), $72,305,000 (9.5%) and
$23,471,000 (6.0%) in 1996, 1995 and 1994, respectively.

GOVERNMENT REGULATION

         The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in some instances, by state and foreign governmental authorities. Under the Federal Food, Drug and Cosmetic Act (the "Act"), and regulations thereunder, manufacturers of medical devices must comply with certain policies and procedures that regulate the composition, labeling, testing, manufacturing, packaging and distribution of medical devices. Medical devices are subject to different levels of government approval requirements, the most comprehensive of which requires the completion of an FDA approved clinical evaluation program and submission and approval of a pre-market approval ("PMA") application before a device may be commercially marketed. The Company's mechanical and tissue heart valves, certain pacemakers and leads and certain electrophysiology catheter applications are subject to this level of approval or as a supplement to a PMA approval. Other pacemakers and leads, annuloplasty ring products and other electrophysiology and interventional cardiology products are currently marketed under the 510(k) pre-market notification procedure of the Act.

         In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized and it has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA also conducts inspections prior to approval of a PMA to determine compliance with current good manufacturing practice regulations and may, at any time, conduct periodic inspections to determine compliance with both good manufacturing practice regulations and/or current medical device reporting regulations. If the FDA were to conclude that St. Jude Medical was not in compliance with applicable laws or regulations, it could institute proceedings to detain or seize products, issue a recall, impose operating restrictions, assess civil penalties against employees and recommend criminal prosecution to the Department of Justice. Furthermore, the FDA could proceed to ban, or request recall, repair, replacement or refund of the cost of, any device manufactured or distributed.

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

         St. Jude business outside the United States is subject to medical device laws in individual foreign countries. These laws range from extensive device approval requirements in some countries for all or some of the Company's products to requests for data or certifications in other countries. Generally, regulatory requirements are increasing in these countries. In the European Economic Union ("EEU"), the regulatory systems have been harmonized and approval to market in EEU countries (the "CE mark") can be obtained through one agency. In addition, government funding of medical procedures is limited and in certain instances being reduced.

         The Office of the Inspector General (the "OIG") of the United States Department of Health and Human Services ("HHS") is currently conducting an investigation regarding possible hospital submissions of improper claims to Medicare/Medicaid programs for reimbursement for procedures using cardiovascular medical devices that were not approved for marketing by the FDA at the time of use. Beginning in June 1994, approximately 130 hospitals received subpoenas from HHS seeking information with respect to reimbursement for procedures using cardiovascular medical devices (including certain products manufactured by the Company) that were subject to investigational exemptions or that may not have been approved for marketing by the FDA at the time of use. The subpoenas also sought information regarding various types of remuneration, including payments, gifts, stock and stock options, received by the hospital or its employees from manufacturers of medical devices. Civil and criminal sanctions may be imposed against any person participating in an improper claim for reimbursement under Medicare/Medicaid. The OIG's investigation and any related change in reimbursement practices may discourage hospitals from participating in clinical trials or from including Medicare and Medicaid patients in clinical trials, which could lead to increased costs in the development of new products. St. Jude believes it is too early to predict the possible outcome of this matter or when it will be resolved. There can be no assurance that the OIG's investigation or any changes in third-party payors' reimbursement practices will not materially adversely affect the medical device industry in general or the Company in particular. In 1995, HCFA, part of HHS, issued a regulation clarifying that certain medical devices subject to investigational requirements under the Act may qualify for reimbursement. In April 1996, a Federal District Court in California declared the Health Care Financing Administration's governmental guidelines, denying reimbursement for investigational devices, to be invalid. The government has appealed this decision, and the impact on the OIG investigation is uncertain. There can be no assurance that the OIG's investigation or any resulting or related changes in third-party payors' reimbursement practices will not materially adversely affect the medical device industry in general or St. Jude Medical in particular.

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

         In May 1995 Telectronics and its President entered into a consent decree with the FDA. The consent decree provided that Telectronics would not manufacture or ship products for distribution in the United States until Telectronics established to the satisfaction of the FDA that its manufacturing facility in Florida operates in conformity with the FDA's good manufacturing practice regulations. Telectronics has satisfied its obligations in this regard and was released from these restrictions of the consent decree in June 1996. The consent decree which remains in effect indefinitely requires that Telectronics comply with the FDA's good manufacturing practice regulations and identifies several specific provisions of those regulations. The consent decree provides for FDA inspections and that Telectronics is obligated to pay certain costs of the inspections.

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

         The Company's former products liability insurance carrier is currently seeking to rescind its coverage of Pacesetter products for the period October 1, 1994, through December 31, 1995. Should the carrier prevail, the Company would be self-insured for Pacesetter claims made during that period. St. Jude cannot predict the outcome of the dispute. See Item 3 "Legal Proceedings".

         California earthquake insurance is currently difficult to procure, extremely costly, and restrictive in terms of coverage. The Company's earthquake and related business interruption insurance for its operations located in Los Angeles County, California does provide for limited coverage above a significant self-insured retention. There are several factors that preclude the Company from determining the effect an earthquake may have on its business. These factors include, but are not limited to, the severity and location of the earthquake, the extent of any damage to the Company's manufacturing facilities, the impact of such an earthquake on the Company's California workforce and the infrastructure of the surrounding communities, and the extent, if any, of damage to the Company's inventory and work in process. While the Company's exposure to significant losses occasioned by a California earthquake would be partially mitigated by its ability to manufacture certain of the Pacesetter products at its Swedish manufacturing facility, any such losses could have a material adverse effect on the Company, the duration of which cannot be reasonably predicted. The Company is currently engaged in the expansion of manufacturing capabilities at its Swedish facility and has constructed a pacemaker component manufacturing facility in Arizona. These facilities would further mitigate the adverse impact of a California earthquake.

EMPLOYEES

         As of December 31, 1996, the Company had 3,620 full-time employees. It has never experienced a work stoppage as a result of labor disputes and none of its employees are represented by a labor organization, with the exception of the Company's Swedish employees and certain employees in France.

INDUSTRY SEGMENT AND INTERNATIONAL OPERATIONS

         The medical products and service industry is the single industry segment in which the Company operates. The Company's domestic and foreign net sales, operating profit and identifiable assets, and its export sales to unaffiliated third parties are described in Note 8 to the Consolidated Financial Statements on page 37 of the 1996 Annual Report to Shareholders and are incorporated herein by reference.

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

Item 2.       PROPERTIES

         St. Jude Medical's principal executive offices are owned and are located in St. Paul, Minnesota. Manufacturing facilities are located in California, Colorado, Minnesota, Florida, Canada, Puerto Rico, Scotland and Sweden. Approximately 61%, or 243,000 square feet, of the total manufacturing space is owned by the Company and the balance is leased.

         The Company also maintains sales and administrative offices inside the United States at 13 locations in 8 states and outside the United States at 37 locations in 20 countries. With the exception of one location, all of these locations are leased.

         In management's opinion, all building and machinery and equipment are in good condition and suitable for their purposes and are maintained on a basis consistent with sound operations.

Item 3.       LEGAL PROCEEDINGS

         GUIDANT LITIGATION

         On November 26, 1996, Guidant Corporation ("Guidant"), a competitor of Pacesetter and Ventritex, CPI (a wholly owned subsidiary of Guidant), Guidant Sales Corporation (a wholly owned subsidiary of Guidant, "GSC"), and Eli Lilly and Company, (the former owner of CPI, "Lilly"), filed a lawsuit against St. Jude Medical, Pacesetter, Inc. ("Pacesetter"), Ventritex, Inc. ("Ventritex") and certain members of the Telectronics Group in State Superior Court in Marion County, Indiana (the "Telectronics Action"). The lawsuit alleges, among other things, that, pursuant to an agreement entered into in 1993, CPI and Lilly granted Ventritex certain intellectual property licenses relating to cardiac stimulation devices, and that such licenses will terminate upon consummation of the proposed merger of Ventritex and Pacesetter (the "Merger"). The lawsuit further alleges that, pursuant to an agreement entered into in 1994 (the "Telectronics Agreement"), CPI and Lilly granted the Telectronics Group certain non-transferable intellectual property licenses relating to cardiac stimulation devices (the "CPI/Telectronics License"). The lawsuit seeks declaratory and injunctive relief to prevent and invalidate the transfer to Pacesetter of the intellectual property rights covered by the CPI/Telectronics License pursuant to Pacesetter's acquisition of Telectronics (the "Telectronics Acquisition") and the application of such license rights to the manufacture and sale by Pacesetter of Ventritex's products following the consummation of the Merger. On December 17, 1996, St. Jude Medical, Pacesetter, Ventritex and the Telectronics Group removed the lawsuit to the United States District Court for the Southern District of Indiana, and filed a motion to dismiss the complaint or, in the alternative, to stay proceedings pending arbitration of the dispute pursuant to the arbitration provisions of the Telectronics Agreement.

         CPI, GSC and Lilly simultaneously filed suit against St. Jude Medical, Pacesetter, Ventritex and others in the United States District Court for the Southern District of Indiana seeking (i) a declaratory judgment that continued manufacture, use or sale by Ventritex of cardiac stimulation devices of the type currently manufactured and sold by Ventritex will, upon consummation of the Merger, be unlicensed and constitute an infringement of patent rights owned by CPI and Lilly, (ii) to enjoin the manufacture or sale by St. Jude Medical, Pacesetter or Ventritex of cardiac stimulation devices of the type currently manufactured by Ventritex from and after consummation of the Merger and (iii) certain damages and costs. On December 19, 1996, St. Jude Medical, Pacesetter and Ventritex filed a motion to dismiss the complaint or, in the alternative, to stay proceedings pending resolution of the Telectronics Action or arbitration.

         St. Jude Medical believes that the foregoing complaints contain a number of significant factual inaccuracies concerning the Telectronics Acquisition and the terms and effects of the various intellectual property license agreements referred to in such complaints. St Jude Medical believes that the allegations set forth in the complaints are without merit, and St. Jude Medical intends to defend the actions vigorously. On December 24, 1996, the Telectronics Group and Pacesetter filed a lawsuit against Guidant, CPI, GSC and Lilly (the "Defendants") in the United States District Court for the District of Minnesota seeking (i) a declaratory judgment that the Defendants' claims, as reflected in the Telectronics Action, are subject to arbitration pursuant to the arbitration provisions of the Telectronics Agreement, (ii) an order that the Defendants arbitrate their claims against the Telectronics Group and Pacesetter in accordance with the arbitration provisions of the Telectronics Agreement,
(iii) to enjoin the Defendants preliminarily and permanently from litigating their dispute with the Telectronics Group and Pacesetter in any other forum and
(iv) certain costs. The Court ruled against the Company and held that the Telectronics Agreement is not subject to arbitration.


         OTHER LITIGATION AND PROCEEDINGS

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

Item 4A.   EXECUTIVE OFFICERS OF THE COMPANY

NAME                            AGE             POSITION*
----                            ---             ---------
Ronald A. Matricaria            54              Chairman (1995), President and
                                                Chief Executive Officer (1993)

Patrick P. Fourteau             49              President, Pacesetter (1996)


Terry L. Shepherd               44              President, St. Jude Medical
                                                Division (1994) and President,
                                                International (1995)

Daniel J. Starks                42              Chief Executive Officer, Daig
                                                (1996)

John P. Berdusco                60              Vice President, Administration
                                                (1993)

Peter L. Gove                   49              Vice President, Corporate
                                                Relations (1994)

Kevin T. O'Malley, Esq.         45              Vice President and General
                                                Counsel (1994)

Stephen L. Wilson               44              Vice President, Finance and
                                                Chief Financial Officer (1990)

* Dates in brackets indicate period during which the named executive officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are elected annually for one year terms.

         Mr. Matricaria's business experience is set forth in the Company's definitive Proxy Statement dated March 24, 1997 under the Section "Election of Directors." The information is incorporated herein by reference.

         Mr. Fourteau joined the Company in 1995 as President of St. Jude Medical Europe. He was appointed President of the Pacesetter Division in May 1996. Prior to joining the Company, he was employed by Eli Lilly and Co. for 19 years in various positions including his last position of vice president of pharmaceutical operations for Lilly International.

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

         Mr. Stark's business experience is set forth in the Company's definitive Proxy Statement dated March 24, 1997 under the section "Election of Directors." The information is incorporated herein by reference.

         Mr. Berdusco joined the Company in 1993 as Vice President, Administration. Prior to joining the Company, he was Executive Director Corporate Facilities Planning, Manufacturing Strategy Development and Sourcing for Eli Lilly & Company. From 1962 to 1993, Mr. Berdusco held various management positions with Eli Lilly & Company in both domestic and international operations.

         Mr. Gove joined the Company in 1994 as Vice President, Corporate Relations. Prior to joining the Company, Mr. Gove was Vice President, Marketing and Communications of Control Data Systems, Inc., a computer services company, from 1991 to 1994. From 1981 to 1990, Mr. Gove held various executive positions with Control Data Corporation. From 1970 to 1981, Mr. Gove held various management positions with the State of Minnesota and the U.S. Government.

         Mr. O'Malley joined the Company in 1994 as Vice President and General Counsel. Prior to joining St. Jude, Mr. O'Malley was employed by Eli Lilly and Co. for 15 years in various positions including his last position of General Counsel of the Medical Device and Diagnostics Division.

         Mr. Wilson joined the Company in 1990 as Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Wilson was Vice President and Controller of the Foxboro Company, a process automation company, where he had been employed for five years. Prior to that, Mr. Wilson was employed by Brown & Sharpe Manufacturing Company, a metrology products and machine tools company, and previously was with Coopers & Lybrand.


                                     PART II

Item 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS

         The information set forth under the captions "Supplemental Market Price Data" and "Dividends" on page 40 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 6.     SELECTED FINANCIAL DATA

         The information set forth under the caption "Five Year Summary of Selected Financial Data" on page 39 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION

         The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 21 through 26 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of the Company and Report of Independent Auditors set forth on pages 27 through 38 of the Company's 1996 Annual Report to Shareholders are incorporated herein by reference:

         Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994

         Consolidated Balance Sheets - December 31, 1996 and 1995

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996, 1995, and 1994

         Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

Item 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement dated March 24, 1997, is incorporated herein by reference. Information on executive officers is set forth in Part I,
Item 4A hereto.

Item 11.    EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation and Other Information" and "Election of Directors" in the Company's definitive Proxy Statement dated March 24, 1997, is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive Proxy Statement dated March 24, 1997, is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement dated March 24, 1997, is incorporated herein by reference.


                                     PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

(a)      List of documents filed as part of this Report

         (1)  FINANCIAL STATEMENTS

              The following Consolidated Financial Statements of the Company and Report of Independent Auditors as set forth on pages 27 through 38 of the Company's 1996 Annual Report to Shareholders are incorporated herein by reference:

              Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994

              Consolidated Balance Sheets - December 31, 1996 and 1995

              Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996, 1995, and 1994

              Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994

              Notes to Consolidated Financial Statements

         (2)  FINANCIAL STATEMENT SCHEDULE

              The following financial statement schedule is filed as part of this Form 10-K Annual Report:

                     Schedule                                           Page
                      Number     Description                            Number
                      ------     -----------                            ------
                        II       Valuation and Qualifying Accounts        17

              The report of the Company's Independent Auditors with respect to the above-listed financial statements and financial statement schedule appears on page 16 of this Report.

              All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable.

         (3)  EXHIBITS

          Exhibit Index

2.1 Agreement and Plan of Merger dated January 29, 1996 related to the Daig acquisition is incorporated by reference to
          Schedule 13D filed February 13, 1996.

2.2 Asset Purchase Agreement dated September 24, 1996 related to the Telectronics purchase is incorporated by reference to Form 8-K dated November 29, 1996.

2.3 Agreement and Plan of Merger dated October 23, 1996 related to the Ventritex merger. #

3.1       Articles of Incorporation are incorporated by reference to
          Exhibit 3(a) of the Company's Form 8 filed on August 20,
          1987, amending the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

3.2       Amendment to Articles of Incorporation dated September
          5, 1996. #

3.3 Bylaws are incorporated by reference to Exhibit 3B of the Company's Form S-3 Registration Statement dated
          September 25, 1986 (Commission File No. 33-8308).

4.1       Amended and Restated Rights Agreement dated as of June
          26, 1990, between the Company and Norwest Bank
          Minneapolis, N.A., as Rights Agent including the Certificate of Designation, Preferences and Rights of Series A Junior
          Participating Preferred Stock is incorporated by reference to
          Exhibit 1 of the Company's Form 8 Amendment 2 to Form 8-A dated July 6, 1990.

10.1 Employment letter dated as of March 9, 1993, between the Company and Ronald A. Matricaria is incorporated by reference to Exhibit 10.1 of the Company's Form 10-K Annual Report for the year ended December 31, 1993.*

10.2 Employment letter dated as of November 8, 1996, from the Company to Ronald A. Matricaria.* #

10.3      Supply Contract dated April 17, 1990, between the
          Company and CarboMedics, Inc. (portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2) is incorporated by reference to the Company's Form 8 filed on April 17, 1990 amending the Company's Form 10-K Annual Report for the year ended December 31, 1989.

10.4 Form of Indemnification Agreement that the Company has entered into with officers and directors. Such agreement recites the provisions of Minnesota Statutes Section 302A.521 and the Company's Bylaw provisions (which are substantially identical to the Statute) and is incorporated by reference to
          Exhibit 10(d) of the Company's Form 10-K Annual Report for the year ended December 31, 1986.*

10.5 Form of Employment Agreement that the Company has entered into with officers relating to severance matters in connection with a change in control is incorporated by reference to Exhibit 10(f) of the Company's Form 10-K Annual Report for the year ended December 31, 1987.*

10.6 Retirement Plan for members of the Board of Directors as amended on March 15, 1995, is incorporated by reference to Exhibit 10.6 of the Company's Form 10-K Annual
          Report for the year ended December 31, 1994.*

10.7 Management Savings Plan dated February 1, 1995, is incorporated by reference to Exhibit 10.7 of the Company's Form 10-K Annual Report for the year ended
          December 31, 1994.*

10.8      The St. Jude Medical, Inc. 1992 Employee Stock Purchase
          Savings Plan is incorporated by reference to the Company's Form S-8 Registration Statement dated June
          10, 1992, (Commission File No. 33-48502).

10.9 1989 Restricted Stock Plan is incorporated by reference to the Company's Form S-8 Registration Statement dated
          June 6, 1989 (Commission File No. 33-29085).*

10.10 The St. Jude Medical, Inc. 1991 Stock Plan is incorporated by reference to the Company's Form S-8 Registration
          Statement dated June 28, 1991 (Commission File No. 33-
          41459).*

10.11 The St. Jude Medical, Inc. 1994 Stock Option Plan is incorporated by reference to the Company's Form S-8
          Registration Statement dated July 1, 1994 (Commission
          File No. 33-54435).*

10.12 The Management Incentive Compensation Plan is incorporated by reference to Appendix A of the Company's definitive Proxy Statement dated March 27,
          1995.*

10.13     Assumption by the Company of the Daig Corporation
          Non-Qualified Stock Option Agreement dated March 1,
          1995, incorporated by reference to the Company's Form S-8 Registration Statement dated May 31, 1996
          (Commission File No. 333-4935).*

11        Computation of Earnings Per Share #

13 1996 Annual Report to Shareholders. Except for those portions of such report expressly incorporated by reference in this Form 10-K Annual Report, the Annual Report to
          Shareholders is not deemed to be "filed" with the Securities and Exchange Commission. #

21        Subsidiaries of the Company #

23        Consent of Independent Auditors #

27        Financial Data Schedule #

-----------------------------
* Management contract or compensatory plan or arrangement.

# Filed as a part of this Form 10-K Annual Report.

(b)      Reports on Form 8-K during the quarter ended December 31, 1996

              Form 8-K dated October 22, 1996
              Item 5.      Other Events
                        Announcement of definitive agreements to acquire 1) substantially all the cardiac rhythm management assets of Telectronics Pacing Systems, Inc. and 2) Medtel, both from Pacific Dunlop, Ltd.; and settle certain legal and patent disputes with Intermedics Inc. Separately, announcement of a definitive agreement for the merger of Ventritex, Inc. with the Company's Pacesetter subsidiary.


              Form 8-K dated November 29, 1996
              Item 2.      Acquisition or disposition of assets
                        Effective November 29, 1996, St. Jude completed the acquisition from Telectronics Pacing Systems, Inc. of substantially all of its cardiac rhythm management assets and the acquisition of Medtel from Pacific Dunlop.

              Item 7.  Exhibits


              Form 8-K dated December 6, 1996
              Item 5.      Other Events
                        Presentation of supplemental financial statements, supplemental management's discussion and analysis of financial condition and results of operations, and other information that give effect to the May 31, 1996, acquisition of Daig Corporation.

              Item 7.      Financial Statements and Exhibits


(c)      Exhibits: Reference is made to Item 14(a)(3).

(d)      Schedules: Reference is made to Item 14(a)(2).




                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ST. JUDE MEDICAL, INC.


Date: March 27, 1997             By /s/ Ronald A. Matricaria
                                    -------------------------------------------
                                 Ronald A. Matricaria
                                 Chairman, President and Chief Executive Officer
                                 (Principal Executive Officer)


                                 By  /s/ Stephen L. Wilson
                                    -------------------------------------------
                                 Stephen L. Wilson
                                 Vice President, Finance
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


  /s/ Ronald A. Matricaria            Director   3/27/97        /s/ Charles V. Owens, Jr.          Director   3/27/97
----------------------------------                            ---------------------------------
Ronald A. Matricaria                                          Charles V. Owens, Jr.

  /s/ Paul J. Chiapparone             Director   3/27/97        /s/ Walter L. Sembrowich           Director   3/27/97
----------------------------------                            ---------------------------------
Paul J. Chiapparone                                           Walter L. Sembrowich

  /s/ Thomas H. Garrett III           Director   3/27/97        /s/ Daniel J. Starks               Director   3/27/97
----------------------------------                            ---------------------------------
Thomas H. Garrett III                                         Daniel J. Starks

  /s/ Kenneth G. Langone              Director   3/27/97        /s/ Roger G. Stoll                 Director   3/27/97
----------------------------------                            ---------------------------------
Kenneth G. Langone                                            Roger G. Stoll

  /s/ William R. Miller               Director   3/27/97        /s/ Gail R. Wilensky               Director   3/27/97
----------------------------------                            ---------------------------------
William R. Miller                                             Gail R. Wilensky




                         Report of Independent Auditors


We have audited the consolidated financial statements of St. Jude Medical, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 5, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP


Minneapolis, Minnesota
February 5, 1997


                                              ST. JUDE MEDICAL, INC. AND SUBSIDIARIES
                                                    YEAR ENDED DECEMBER 31, 1996

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                       (DOLLARS IN THOUSANDS)


                           COL. A                    COL. B                    COL. C                   COL D.            COL E.
-----------------------------------------     --------------------      --------------------          ----------     --------------
                                                                        Additions Charged to
                                              Balance at Beginning      --------------------                         Balance at End
                        Description                of Period            Expense         Other         Deductions       of Period

-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996
      Allowance for doubtful accounts(3)             $9,361             $  650         $   15(5)      $2,348(1)         $7,678
      Products liability claims reserve(4)             8558               ----           ----            254(2)           8304

Year ended December 31, 1995
      Allowance for doubtful accounts(3)             $5,782             $2,510         $1,256(5)     $   187(1)         $9,361
      Products liability claims reserve(4)            1,500               ----          8,000(5)         942(2)          8,558

Year ended December 31, 1994
      Allowance for doubtful accounts(3)               1873                715          3,675(5)         481(1)           5782
      Products liability claims reserve(4)              401              1,181           ----             82(2)          1,500


      (1) Reserve or uncollectible accounts written off, net of recoveries.
      (2) Settlements paid.
      (3) Deducted from accounts receivable on the balance sheet.
      (4) Included in other accrued expenses on the balance sheet.
      (5) Balance assumed through acquisitions.