Form 10-Q
period 1997-03-31
ST JUDE MEDICAL INC
filed 1997-05-12
CIK 203077

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997                   Commission File Number 0-8672

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

YES _X_  NO___

The number of shares of common stock, par value $.10 per share, outstanding at May 2, 1997 was 81,049,304.

This Form 10-Q consists of 13 pages consecutively numbered.

The Exhibit Index to this Form 10-Q is set forth on page 13.


PART I FINANCIAL INFORMATION

                             ST. JUDE MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - ACQUISITIONS

On November 29, 1996, the Company acquired from Pacific Dunlop, Ltd. substantially all of the worldwide cardiac rhythm management assets of Telectronics Pacing Systems, Inc. ("Telectronics") for $135,000. The initial price can be adjusted upward or downward based upon the change in net asset value between June 30, 1996 and November 29, 1996. The Company and Pacific Dunlop, Ltd. currently disagree about the final adjustment to the purchase price and are following procedures in the purchase agreement to resolve their differences. The Company expects that any adjustment to the purchase price would be recorded in 1997. The acquisition was accounted for under the purchase accounting method. Goodwill of approximately $76,000 including approximately $43,000 of consolidation charges, is being amortized on a straight line basis over 20 years. Telectronics operations have been included in the consolidated results of operations from the date of acquisition.

On October 23, 1996, the Company announced that it had entered into a definitive agreement with Ventritex, Inc. ("Ventritex") providing for the merger of Ventritex into St. Jude Medical's Pacesetter subsidiary. Ventritex is a manufacturer of implantable cardioverter defibrillator ("ICD") devices and related products for the treatment of ventricular tachycardia and ventricular fibrillation.

The agreement was amended on March 28, 1997 to reflect the impact on the Ventritex business which has resulted from previously disclosed component failures in the Ventritex Cadence model V-110 ICD device. Under the terms of the amended merger agreement, each outstanding share of Ventritex common stock will be converted into .5 of a share of St. Jude Medical, Inc. stock. As originally announced, the ratio was .6. The amended agreement also modifies certain representations, covenants and conditions in the original agreement.

The merger will be accounted for as a pooling of interests. Closing of the transaction is subject to approval by Ventritex shareholders at a special meeting scheduled for May 12, 1997.

The following unaudited pro forma summary information presents the results of operations of the Company, Telectronics and Ventritex, Inc. for the three months ended March 31, 1997 and March 31, 1996, as if the acquisitions had occurred at the beginning of 1996.


                                           Three Months Ending March 31
                                  -------------------------------------------
                                       1997                           1996
                                   (Unaudited)                    (Unaudited)
-----------------------------------------------------------------------------
Net sales                             $250,390                       $239,719
Net income                            $ 22,877                       $ 12,065
Primary earnings per share            $   0.25                       $   0.13


These pro forma results are not necessarily indicative of the results that would have occurred had the acquisitions actually taken place at the beginning of 1996, or of the expected future results of the combined operations.

NOTE 3 - CONTINGENCIES

The Company is involved in various products liability lawsuits, claims and proceedings of a nature considered normal to its business. In connection with two pacemaker lead models, the Company may be subject to future uninsured claims. The Company's products liability insurance carrier has denied coverage for these models and has filed suit against the Company seeking rescission of the policy covering Pacesetter business retroactive to the date the Company acquired Pacesetter. The Company was a codefendant in a 1995 class action suit with respect to these leads. This case was settled in November 1995. The Company's share of the settlement is approximately $5,000. This case is more fully described in Item I Part II of this Quarterly Report on Form 10-Q. Additional claims could be filed by patients with these leads who were not class members. Further, claims may be filed in the future relative to events currently unknown to management. Management believes losses that might be sustained from such actions would not have a material adverse effect on the Company's liquidity or financial condition, but could potentially be material to the net income of a particular future period if resolved unfavorably.


NOTE 4 - STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128,
         EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no expected impact on primary earnings per share for the first quarter ended March 31, 1997. The impact is expected to result in an increase in primary earnings per share of $.01 per share for the first quarter ended March 31, 1996.


                             ST. JUDE MEDICAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                           THREE MONTHS
                                              ENDED
                                             MARCH 31
                                      ---------------------
                                        1997          1996
                                      --------     --------

Net sales                             $229,678     $199,028
Cost of sales                           80,129       61,016
                                      --------     --------

Gross profit                           149,549      138,012

Selling, general & administrative       84,919       66,243
Research & development                  23,171       17,745
Purchased research & development           -          5,000
                                      --------     --------

Operating profit                        41,459       49,024

Other income                             1,461        9,218
                                      --------     --------

Income before taxes                     42,920       58,242

Income tax provision                    15,129       19,802
                                      --------     --------

Net income                            $ 27,791     $ 38,440
                                      ========     ========

Earnings per share:
          Primary                     $    .34     $    .47
          Fully diluted               $    .34     $    .47
                                      ========     ========
Shares outstanding:
          Primary                       82,287       81,727
          Fully diluted                 82,287       81,727

See notes to condensed consolidated financial statements.


                                              ST. JUDE MEDICAL, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands, except per share amounts)

                                                                MARCH 31         DECEMBER 31
                                                                 1997               1996
                                                              (UNAUDITED)        (SEE NOTE)
                                                             -----------         -----------
ASSETS
Current assets:
    Cash and cash equivalents                                $    20,573         $    41,124
    Marketable securities                                        137,715             143,446
    Accounts receivable, less allowance
       (1997 - $7,547; 1996 - $7,678)                            218,950             205,869
    Inventories
       Finished goods                                            112,791             115,795
       Work in process                                            35,105              26,255
       Raw materials                                              50,262              57,425
                                                             -----------         -----------
    Total inventories                                            198,158             199,475
    Other current assets                                          75,109              74,696
                                                             -----------         -----------
Total current assets                                             650,505             664,610
Property, plant and equipment                                    349,999             340,942
    Less accumulated depreciation                                (89,279)            (73,228)
                                                             -----------         -----------
Net property, plant and equipment                                260,720             267,714
Other assets                                                     363,472             369,043
                                                             -----------         -----------

TOTAL ASSETS                                                 $ 1,274,697         $ 1,301,367
                                                             ===========         ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                        $   240,431         $   293,342
Long-term debt                                                   185,000             172,000
Contingencies
Shareholders' equity:
    Preferred stock, par value $1.00 per share -
       25,000,000 shares authorized; no shares issued
    Common stock, par value $.10 per share -
       250,000,000 shares authorized; issued and
       outstanding 1997 - 81,030,753 shares; 1996 -
       81,009,796 shares                                           8,103               8,101
    Additional paid-in capital                                    64,575              63,783
    Retained earnings                                            800,014             772,223
    Cumulative translation adjustment                            (21,814)                386
    Unrealized loss on available-for-sale securities              (1,172)             (8,028)
Receivable - stock issued                                           (440)               (440)
                                                             -----------         -----------
Total shareholders' equity                                       849,266             836,025
                                                             -----------         -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $ 1,274,697         $ 1,301,367
                                                             ===========         ===========


NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.


                             ST. JUDE MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                              ----------------------
                                                                 1997          1996
                                                              --------      --------
Operating Activities:
      Net income                                              $ 27,791      $ 38,440
      Depreciation and amortization                             14,530        11,012
      Purchased research and development                          --           5,000
      Gain on sale of business                                    --         (10,486)
      Working capital change                                   (89,108)      (24,338)
                                                              --------      --------
      Net cash provided by (used in) operating activities      (46,787)       19,628
                                                              --------      --------
Investment Activities:
      Purchases of property, plant and equipment                (8,811)      (11,005)
      Sales of available-for-sale securities, net               21,483         5,000
      Acquisitions, net of cash acquired                          --            (606)
      Proceeds from sale of business                              --          24,204
      Other investing activities                                   643        (1,335)
                                                              --------      --------
      Net cash provided by investing activities                 13,315        16,258
                                                              --------      --------
Financing Activities:
      Proceeds from exercise of stock options                      794         5,523
      Net borrowings (payments) under lines of credit           13,000       (39,077)
                                                              --------      --------
      Net cash provided by (used in) financing activities       13,794       (33,554)
                                                              --------      --------
Effect of currency exchange rate changes on cash                  (873)         (214)
                                                              --------      --------
Increase (decrease) in cash and cash equivalents               (20,551)        2,118
Cash and cash equivalents at beginning of year                  41,124        34,767
                                                              --------      --------
Cash and cash equivalents at end of period                    $ 20,573      $ 36,885
                                                              ========      ========


See notes to condensed consolidated financial statements.

                             St. Jude Medical, Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS:

NET SALES. Net sales for the first quarter 1997 totalled $229,678, a 15% increase over net sales in the first quarter 1996 of $199,028. Excluding Telectronics net sales of approximately $28,000 and the 1996 net sales of the cardiac assist business which was sold in January 1996, first quarter sales increased 1% over the prior year first quarter. Unfavorable foreign currency translation effects due to the stronger U.S. dollar reduced 1997 net sales by $4,830, or 2%, in first quarter 1997.

Heart valve net sales of approximately $70,000 decreased approximately 1% from the 1996 first quarter. The decrease was attributable to the unfavorable foreign currency effects which reduced net sales by 2% partially offset by higher net sales in emerging markets.

Cardiac rhythm management net sales of approximately $142,000 increased 18% over the first quarter 1996, primarily due to Telectronics pacing sales which totaled over $19,000 for the quarter. Pacesetter domestic net sales increased by almost 5% while non-U.S. net sales decreased 2% because of the unfavorable foreign currency impact. Daig's sales of electrophysiology catheters and related products increased by over 40% compared with first quarter 1996.

Interventional Cardiology sales of approximately $9,000 in first quarter 1997 were up 10% over first quarter 1996. In addition, the Company had far east distribution sales of approximately $9,000.

GROSS PROFIT. The first quarter 1997 gross profit totalled $149,549, or 65.1% of net sales as compared to $138,012, or 69.3% of net sales in last year's first quarter. The decrease in gross margin is mainly due to the inclusion of Telectronics in first quarter 1997 results. Excluding Telectronics, the gross margin declined 1.4 percentage points caused by the negative currency impact on sales and average selling price decreases due to increasing sales in developing markets and reimbursement pressure in certain European markets.

SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses increased in the first quarter 1997 to $84,919 from $66,243 in the comparable period of 1996. This increase was primarily related to the inclusion of Telectronics in first quarter 1997 results. Without Telectronics, SG&A increased by 3% and was 33.9% of sales, up from 33.3% of sales in the first quarter 1996. The higher level of expenses resulted from the Company's continued move to direct sales organizations in Canada, Latin America and the Asia/Pacific region, as well as infrastructure enhancements in Europe and in information technology.

RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses totalled $23,171 in the first quarter 1997, a $5,426 increase over the first quarter 1996 level. The 31% increase was largely due to the inclusion of Telectronics in first quarter 1997. In addition, Pacesetter continues to invest in major ongoing R&D programs.

PURCHASED RESEARCH AND DEVELOPMENT. The non-cash charge in the first quarter 1996 of $5,000 related to purchased R&D in connection with the acquisition of The Heart Valve Company. This represents the appraised value of in-process R&D which must be expensed under generally accepted accounting principles for purchase accounting.

OTHER INCOME. Other income in the first quarter 1997 totalled $1,461 compared with $9,218 in the first quarter 1996. Several non-recurring transactions were recorded in the first quarter 1996 including a $10,486 gain on sale of the cardiac assist business, a $2,951 gain on settlement of litigation related to the terminated Electromedics' acquisition and transaction expenses of $5,500 relating to the Daig Corporation acquisition.

Interest expense increased to approximately $2,600 in the first quarter 1997 from approximately $1,600 in 1996 as the Company incurred additional debt in fourth quarter 1996 in connection with acquisitions and a settlement and license agreement. Interest income totalled approximately $1,400 in the first quarter 1997 compared to approximately $2,200 in the first quarter 1996.

INCOME TAX PROVISION. The Company's effective income tax rate was 35.25% in the first quarter 1997, compared with the 34% effective income tax rate in the first quarter 1996. The higher effective tax rate was caused by changes to Internal Revenue Code (IRC) Section 936 regulations that were finalized during the second quarter 1996. These regulations reduced the tax benefits derived from the Company's Puerto Rican operations.

OUTLOOK. The Company expects that market demands, government regulation and societal pressures will continue to change the healthcare industry worldwide resulting in further business consolidations and alliances. To meet customer needs, the Company intends to continue to broaden its product offerings through internal development or external diversification opportunities. For the balance of 1997, however, management intends to concentrate its efforts on the integration of Telectronics and Ventritex into its Cardiac Rhythm Management business. In addition, the Company will participate with industry groups to promote the introduction and use of advanced medical device technology within a cost conscious environment. Finally, customer service in the form of cost-effective clinical outcomes will continue to be a primary focus for the Company.

As provided for in the Private Securities Litigation Reform Act of 1995, the Company cautions investors that a number of factors could cause actual future results of operations to vary from those anticipated in any forward-looking statements made in this document and elsewhere by or on behalf of the Company. Net sales could be materially affected by legislative or administrative reforms to the U.S. Medicare and Medicaid systems in a manner that would significantly reduce reimbursement for procedures using the Company's medical devices, the acquisition of key patents by competitors that would have the effect of excluding the Company from new market segments, healthcare industry consolidation resulting in customer demands for price concessions, products introduced by competitors with advanced technology and better features and benefits or lower prices, fewer procedures performed in a cost conscious environment, and the lengthy approval time by the FDA to clear implantable medical devices for commercial release. Cost of sales could be materially affected by unfavorable developments in the area of products liability and price increases from the Company's suppliers of critical components, a number of which are sole sourced. Operations could be affected by the Company's ability to execute its diversification strategy or to integrate acquired companies, a serious earthquake affecting the Company's Pacesetter facility in Los Angeles, California, adverse developments in the litigation arising from the acquisitions of Telectronics and Ventritex, including litigation related to the Ventritex Cadence model V-110 ICD device, unanticipated product failures and attempts by competitors to gain market share through aggressive marketing programs. The Company expects to incur significant charges in the second quarter 1997 in connection with its merger with Ventritex and the Telectronics and Ventritex businesses are presently incurring operating losses.

The Company's 1997 effective income tax rate increased from 1996 due to a higher ratio of Pacesetter and Daig income which is generally taxed at a higher rate than the Company's heart valve income, reduced Puerto Rican income as a percentage of total income and a lower Puerto Rican tax benefit as IRC Section 936 tax benefits are reduced by an additional 5% per year through 1998. Legislation was also passed in 1996 to phase out the Section 936 tax benefit over a ten year period which will further negatively impact the Company's effective tax rate. In addition, the IRS has proposed an adjustment of approximately $16,600 in additional taxes relating primarily to the Company's Puerto Rican operations in 1990 and 1991. It is likely that similar adjustments will be proposed for subsequent years. The Company is vigorously contesting the proposed adjustment.

On October 23, 1996, the Company and Ventritex, Inc. ("Ventritex") signed a definitive agreement for a tax-free, stock-for-stock merger. The agreement was amended on March 28, 1997, as described in "Note 2 - Acquisitions". The merger is subject to Ventritex shareholder approval on May 12, 1997.

FINANCIAL CONDITION. The financial condition of the Company at March 31, 1997, continues to be solid. Long-term debt was increased to $185,000, a $13,000 increase during the first quarter 1997. The ratio of current assets to current liabilities was 2.7 to 1 at March 31, 1997.

Total assets decreased $26,670 during the first quarter 1997. Cash and marketable securities decreased $26,282 primarily as a result of working capital requirements of the acquired Telectronics operations. Accounts receivable increased $13,081 mainly as a result of the increased sales level from the previous quarter. Inventories decreased $1,317 during the quarter.

Shareholders' equity increased $13,241 during the quarter to $849,266. The increase resulted from net income of $27,791, a net unrealized gain on investments of $6,856, the exercise of stock options of $794 and a foreign currency translation adjustment of ($22,200) resulting from significant strengthening of the U.S. dollar against European currencies.

PART II   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          GUIDANT LITIGATION

          On November 26, 1996, Guidant Corporation ("Guidant"), a competitor of Pacesetter and Ventritex, CPI (a wholly owned subsidiary of Guidant), Guidant Sales Corporation (a wholly owned subsidiary of CPI, "GSC"), and Eli Lilly and Company (the former owner of CPI, "Lilly") (collectively, the "Guidant Parties"), filed a lawsuit against St. Jude Medical, Inc., Pacesetter Inc. ("Pacesetter"), Ventritex Inc. ("Ventritex") and certain members of the Telectronics Group in State Superior Court in Marion County, Indiana (the "Telectronics Action"). The lawsuit alleges, among other things, that, pursuant to an agreement entered into in 1993, CPI and Lilly granted Ventritex certain intellectual property licenses relating to cardiac stimulation devices, and that such licenses will terminate upon consummation of the merger of Ventritex into Pacesetter (the "Merger"). The lawsuit further alleges that, pursuant to an agreement entered into in 1994 (the "Telectronics Agreement"), CPI and Lilly granted the Telectronics Group certain intellectual property licenses relating to cardiac stimulation devices (the "CPI/Telectronics License"). The lawsuit seeks declaratory and injunctive relief, among other things, to prevent and invalidate the transfer of the Telectronics Agreement to Pacesetter pursuant to the Telectronics Acquisition and the application of license rights granted under the Telectronics Agreement to the manufacture and sale by Pacesetter of Ventritex's products following the consummation of the Merger. On December 17, 1996, St. Jude Medical, Pacesetter, Ventritex and the Telectronics Group removed the lawsuit to the United States District Court for the Southern District of Indiana, and filed a motion to dismiss the complaint or, in the alternative, to stay proceedings pending arbitration of the dispute pursuant to the arbitration provisions of the Telectronics Agreement. On January 16, 1997, the Guidant Parties filed a motion to remand the lawsuit to state court which was granted in May 1997.

          CPI, GSC and Lilly simultaneously filed suit against St. Jude Medical, Pacesetter and Ventritex in the United States District Court for the Southern District of Indiana seeking (i) a declaratory judgment that the manufacture, use or sale of cardiac stimulation devices of the type or similar to the type currently manufactured and sold by Ventritex will, upon consummation of the Merger, be unlicensed and constitute an infringement of patent rights owned by CPI and Lilly,
          (ii) to enjoin the manufacture, use or sale by St. Jude Medical, Pacesetter or Ventritex of cardiac stimulation devices of the type currently manufactured by Ventritex and (iii) certain damages and costs. On December 19, 1996, St. Jude Medical, Pacesetter and Ventritex filed a motion to dismiss the complaint or, in the alternative, to stay proceedings pending resolution of the Telectronics Action or arbitration.

          St. Jude Medical believes that the foregoing complaints contain a number of significant factual inaccuracies concerning the Telectronics Acquisition and the terms and effects of the various intellectual property license agreements referred to in such complaints. St. Jude Medical and Ventritex believe that the allegations set forth in the complaints are without merit, and St. Jude Medical and Ventritex intend to defend the actions vigorously. On December 24, 1996, the Telectronics Group and Pacesetter filed a lawsuit and a motion against the Guidant Parties in the United States District Court for the District of Minnesota seeking (i) a declaratory judgment that the Defendants' claims, as reflected in the Telectronics Action, are subject to arbitration pursuant to the arbitration provisions of the Telectronics Agreement, (ii) an order that the Defendants arbitrate their claims against the Telectronics Group and Pacesetter in accordance with the arbitration provisions of the Telectronics Agreement, (iii) to enjoin the Defendants preliminarily and permanently from litigating their dispute with the Telectronics Group and Pacesetter in any other forum and (iv) certain costs. On February 27, 1997, the court entered an order denying the Telectronics Group's and Pacesetter's motion and dismissing their complaint. On March 27, 1997, the Telectronics Group and Pacesetter filed a Notice of Appeal from the court's February 27, 1997 order.

          OTHER LITIGATION AND PROCEEDINGS

          From 1987 to 1991, Siemens AG, through its Pacesetter and other affiliates, manufactured and sold approximately 32,000 model 1016T and 1026T pacemaker leads, of which approximately 25,000 were sold in the United States. In March 1993, Siemens was sued in federal district court in Cincinnati, Ohio (the "Wilson case"). The suit alleged that the model 1016T leads were negligently designed and manufactured. Class action status was granted by the court in September 1993. When St. Jude Medical acquired Pacesetter from Siemens on September 30, 1994, the purchase agreement specifically provided that Siemens retain all liability for the Wilson case, as well as all other litigation that was pending or threatened before October 1, 1994. The purchase agreement also provided that St. Jude Medical would assume liability for other product liability claims which arose after September 30, 1994.

          Siemens and St. Jude Medical were named defendants in a class action suit filed in March 1995 in federal district court in Houston, Texas for alleged defects in models 1016T and 1026T pacing leads (the "Hann case"). The suit sought class action status for patients who had inner insulation failures of these leads after March 22, 1993 and who were not members of the Wilson case class. Siemens and St. Jude Medical settled the Wilson and Hann cases in November 1995. Management currently estimates the Company's share of the settlement to be approximately $5 million; however, the precise number of class members, and the corresponding financial liability, could increase or decrease as the process for filing claims is completed. The settlement agreement has an "opt out" provision for class members. Apart from this class action settlement, additional claims could be made or lawsuits brought by patients with these leads whose leads fail at a later date or whose leads fail for reasons outside the class definition.

          St. Jude Medical's products liability insurance carrier, Steadfast, a wholly owned subsidiary of Zurich Insurance Company ("Zurich"), has denied coverage for these cases and has filed suit against St. Jude Medical in federal district court in Minneapolis, Minnesota seeking rescission of the policy covering Pacesetter business retroactive to the date St. Jude Medical acquired Pacesetter. Zurich alleges that St. Jude Medical made material negligent misrepresentations to Zurich, including failure to disclose the Wilson case in order to procure the insurance policy. St. Jude Medical has filed an answer denying Zurich's claim and has alleged that Zurich specifically had knowledge of the Wilson case. The terms of the products liability insurance policy which Zurich is seeking to rescind provide that St. Jude Medical would be entitled to $10 million in coverage for the 1016T and 1026T pacemaker lead claims after payment by St. Jude Medical of a self insured retention. In connection with these proceedings, St. Jude Medical has filed suit against its former insurance broker, Johnson & Higgins, and St. Jude Medical is investigating whether it may have claims against any other entities arising from this situation.

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 1, 1997. In conjunction therewith, proxies were solicited in accordance with Regulation 14A. The following actions were taken:

     (1) Ronald A. Matricaria, Walter L. Sembrowich, Daniel J. Starks and Walter F. Mondale were elected to the Board of Directors for terms ending in 2000. Shareholders approved management's nominees to the Board of Directors by votes as follows: 53,227,106, 53,198,847, 53,226,569 and 52,665,337 in favor, 12,802,322, 12,830,581, 12,802,859 and 13,364,051 withheld for Messrs. Matricaria, Sembrowich, Starks and Mondale, respectively. Six other directors are serving unexpired terms as follows: William R. Miller, Kenneth G. Langone and Gail R. Wilensky
          - through 1998; and Thomas H. Garrett III, Roger G. Stoll and Paul J. Chiapparone - through 1999.

     (2) The shareholders approved the Company's 1997 stock option plan by a vote of 44,687,623 in favor, 14,959,028 opposed and 425,738 abstained from voting.

     (3) The shareholders ratified and approved a one-time waiver of the limitation on option grants under the 1994 stock option plan by a vote of 57,371,561 in favor, 8,158,118 opposed and 499,756 abstained from voting.

     (4) The shareholders ratified the reappointment of Ernst & Young LLP as the Company's independent auditor for the current fiscal year by a vote of 65,649,181 in favor, 178,382 opposed and 188,835 abstained from voting.

Item 6.   EXHIBITS and REPORTS ON FORM 8-K

(a) Exhibits

                           Exhibit
                           Number      Exhibit
                           ------      -------

                           27          Financial data schedule

(b) Reports on Form 8-K                A Form 8-K/A was filed on February 4,
                                       1997 to amend the Company's Form 8-K
                                       Report filed December 16, 1996 relating
                                       to the Telectronics Group acquisition to update item 7, "Financial Statements, Pro
                                       Forma Financial Information and
                                       Exhibits".


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                   ST. JUDE MEDICAL, INC.


 May 9, 1997                                       /s/ STEPHEN L. WILSON
----------------                                   -----------------------
DATE                                               STEPHEN L. WILSON
                                                   Vice President - Finance
                                                   and Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)