Form 10-Q
period 1997-06-30
ST JUDE MEDICAL INC
filed 1997-08-12
CIK 203077

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997                    Commission File Number 0-8672
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

YES __X__   NO ____

The number of shares of common stock, par value $.10 per share, outstanding at August 1, 1997 was 91,823,448.

This Form 10-Q consists of 14 pages consecutively numbered.

The Exhibit Index to this Form 10-Q is set forth on page 14.

PART I   FINANCIAL INFORMATION


                             ST. JUDE MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2 - ACQUISITIONS

Effective May 15, 1997, the Company acquired Ventritex, Inc., a Sunnyvale, California based manufacturer of implantable cardioverter defibrillators and related products.

Each share of Ventritex common stock was converted into .5 shares of St. Jude Medical common stock. The Company issued 10,437,800 shares to Ventritex shareholders. The transaction was accounted for as a pooling of interests. The accompanying financial statements, for all periods presented, are presented on a pooled basis.

The results of Ventritex's operations have been included in the condensed consolidated results of operations as if the merger had occurred at the beginning of 1996. These results are not necessarily indicative of the results that would have occurred had the merger actually taken place at the beginning of 1996, or of the expected future results of operations.

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

The following unaudited pro forma summary information presents the results of operations of the Company and Telectronics for the six months ended June 30, 1996, as if the acquisition had occurred at the beginning of 1996.

                                       Six Months
                                     Ending June 30
                                          1996
                                      (Unaudited)
                                  -------------------
Net sales                               $480,748
Net (loss)                             $ (18,568)
Primary (loss) per share                  $ (.20)


These pro forma results are not necessarily indicative of the results that would have occurred had the acquisition actually taken place at the beginning of 1996, or of the expected future results of the combined operations.


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


NOTE 4 -  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128,
          EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted for all financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in basic earnings per share of $.01 per share for the second quarter and year-to-date for both years presented.

NOTE 5 - STATEMENT OF FINANCIAL STANDARDS NO. 130,
         REPORTING COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is required to be adopted for all financial statements issued for periods beginning after December 15, 1997. At that time the Company will be required to separately report the amounts (and the related tax effect) classified as Other Comprehensive Income. Items recorded as a separate component of equity such as foreign currency gains/losses and unrealized gains/losses on certain investments in debt and equity securities are included in Other Comprehensive Income.


NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

In January 1997, the SEC issued new rules related to disclosures about derivative financial instruments. The new rules, effective for all financial statements issued for periods ending after June 15, 1997, require enhanced accounting policy disclosures regarding derivative financial instruments in the financial statements and for periods ending after June 15, 1998, qualitative and quantitative information about all financial instruments should be disclosed outside the financial statements and related notes.

The Company has entered into readily marketable foreign exchange traded contracts to manage its exposure to fluctuations in foreign currency exchange rates. These contracts involve the exchange of foreign currencies for U.S. dollars at specified rates at future dates. The changes in market value of such contracts have a high correlation to the price changes in the currency of the related hedged transaction. These contracts are recorded at fair value and gains or losses are included in other income (expense).


NOTE 7 - SPECIAL CHARGE UPDATE

The Company's special charge accruals of $47,808 recorded in the fourth quarter of 1996 have decreased by cash payments totalling $36,903 since the date recorded.

                             ST. JUDE MEDICAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                          THREE MONTHS            SIX MONTHS
                                          ENDED JUNE 30          ENDED JUNE 30

                                       1997        1996        1997        1996
                                     --------    --------    --------    --------
Net sales                            $261,456    $220,498    $511,846    $432,327
Cost of sales                          91,632      73,060     183,348     143,599
                                     --------    --------    --------    --------

Gross profit                          169,824     147,438     328,498     288,728

Selling, general & administrative     100,025      76,847     194,413     153,182
Research & development                 27,595      26,692      57,885      51,831
Purchased research & development         --          --          --         5,000
Special charges                        30,645        --        30,645        --
                                     --------    --------    --------    --------

Operating profit                       11,559      43,899      45,555      78,715

Other income (expense)                  2,366       2,493       3,313      12,280
                                     --------    --------    --------    --------

Income before taxes                    13,925      46,392      48,868      90,995

Income tax provision                    5,160      16,472      17,226      31,017
                                     --------    --------    --------    --------

Net income                           $  8,765    $ 29,920    $ 31,642    $ 59,978
                                     ========    ========    ========    ========

Earnings per share:
          Primary                    $    .09    $    .32    $    .34    $    .65
                                     ========    ========    ========    ========
          Fully diluted              $    .09    $    .32    $    .34    $    .65
                                     ========    ========    ========    ========

Shares outstanding
          Primary                      92,593      92,067      92,659      92,089
          Fully diluted                93,066      92,067      93,049      92,089


See notes to condensed consolidated financial statements.

                             ST. JUDE MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                    JUNE 30         DECEMBER 31
                                                                     1997               1996
                                                                  (UNAUDITED)        (SEE NOTE)
                                                                  -----------       -----------
ASSETS
Current assets:
     Cash and cash equivalents                                    $    28,330       $    49,388
     Marketable securities                                            133,036           186,007
     Accounts receivable, less allowance
          (1997 - $8,308, 1996 - $8,160)                              249,249           216,813
     Inventories
          Finished goods                                              124,753           119,736
          Work in process                                              42,130            30,227
          Raw materials                                                63,933            67,698
                                                                  -----------       -----------
     Total inventories                                                230,816           217,661
     Other current assets                                              75,840            78,015
                                                                  -----------       -----------
Total current assets                                                  717,271           747,884
Property, plant and equipment                                         431,863           397,674
     Less accumulated depreciation                                   (135,304)         (108,400)
                                                                  -----------       -----------
Net property, plant and equipment                                     296,559           289,274
Other assets                                                          423,931           435,336
                                                                  -----------       -----------

TOTAL ASSETS                                                      $ 1,437,761       $ 1,472,494
                                                                  ===========       ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                             $   247,525       $   320,933
Long-term debt                                                        241,500           229,500
Contingencies
Shareholders' equity:
     Preferred stock, par value $1.00 per share -
          25,000,000 shares authorized; no shares issued
     Common stock, par value $.10 per share -
          250,000,000 shares authorized; issued and
          outstanding 1997 - 91,621,896 shares; 1996 -                  9,162             9,140
          91,404,961 shares
     Additional paid-in capital                                       234,615           228,111
     Retained earnings                                                724,534           692,892
     Cumulative translation adjustment                                (19,904)              386
     Unrealized gain (loss) on available-for-sale securities              329            (8,028)
Receivable - stock issued                                                --                (440)
                                                                  -----------       -----------
Total shareholders' equity                                            948,736           922,061
                                                                  -----------       -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                          $ 1,437,761       $ 1,472,494
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

                             ST. JUDE MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30
                                                             ----------------------
                                                               1997          1996
                                                             ---------     --------
Operating Activities:
      Net income                                             $  31,642     $ 59,978
      Depreciation and amortization                             34,529       29,481
      Purchased research and development                          --          5,000
      Special charges                                           19,104         --
      Gain on sale of business                                    --        (10,486)
      Working capital change                                  (158,495)     (50,396)
                                                             ---------     --------
      Net cash provided by (used in) operating activities      (73,220)      33,577
                                                             ---------     --------
Investment Activities:
      Purchases of property, plant and equipment               (38,261)     (38,811)
      Sales of available-for-sale securities, net               71,591       26,114
      Acquisition, net of cash acquired                           --           (606)
      Proceeds from sale of business                              --         24,204
      Other investing activities                                 1,153       (2,457)
                                                             ---------     --------
      Net cash provided by investing activities                 34,483        8,444
                                                             ---------     --------
Financing Activities:
      Proceeds from exercise of stock options                    6,526       19,535
      Proceeds from (repayment of) long-term debt, net          12,000      (71,000)
      Proceeds from receivable for stock issued                    440         --
                                                             ---------     --------
      Net cash provided by (used in) financing activities       18,966      (51,465)
                                                             ---------     --------
Effect of currency exchange rate changes on cash                (1,287)         (93)
                                                             ---------     --------
Decrease in cash and cash equivalents                          (21,058)      (9,537)
Cash and cash equivalents at beginning of year                  49,388       62,638
                                                             ---------     --------
Cash and cash equivalents at end of period                   $  28,330     $ 53,101
                                                             =========     ========

See notes to condensed consolidated financial statements.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS:

NET SALES. Net sales for the second quarter 1997 totaled $261,456, a $40,958 or an 18.6% increase over the 1996 second quarter net sales. Excluding Telectronics and Far East distribution of other products net sales of approximately $27,000, second quarter 1997 net sales increased more than 6% over the prior year comparable period. For the first six months of 1997, net sales totaled $511,846, a $79,519, or an 18.4% increase over net sales in the first half of 1996. Excluding Telectronics and Far East distribution of other products net sales of approximately $55,500, the first half 1997 net sales increased almost 6% over the first six months of 1996. Unfavorable foreign currency effects due the stronger U.S. dollar reduced 1997 net sales compared to 1996 by approximately $5,300 and $10,100 for the quarter and first six months, respectively.

The second quarter 1997 net sales and percentage increases from last year's second quarter were as follows: heart valves; $75,000, a 9% increase, cardiac rhythm management; $169,000, a 17% increase, interventional cardiology; $9,000, an 11% increase and Far East distribution of other products net sales of $8,000 versus no net sales in 1996. On a year-to-date basis, 1997 net sales and percentage increases from last year's comparative period were as follows: heart valves; $144,000, a 4% increase, cardiac rhythm management; $332,000, a 20% increase, interventional cardiology $18,000, an 8% increase and other net sales of $17,000.

The heart valve second quarter and year-to-date net sales increases were attributable to higher sales in emerging markets and increased tissue valve sales resulting from new tissue valve products that were partially offset by the unfavorable foreign currency effects of a stronger U.S. dollar and continued pricing pressure in developed markets. The cardiac rhythm management second quarter and year-to-date net sales increases were primarily due to Telectronics net sales which totaled almost $19,000 for the quarter. In addition, domestic net sales increased almost 2% while international net sales decreased less than 1% because of the unfavorable foreign currency impact.

GROSS PROFIT. Second quarter 1997 gross profit totaled $169,824, or 65.0% of net sales, as compared to $147,438, or 66.9% of net sales for the second quarter of 1996. For the first six months of 1997 and 1996, gross profit was $328,498, or 64.2% of net sales and $288,728, or 66.8% of net sales, respectively. The decrease in gross profit margin for both the quarter and year-to-date resulted from the inclusion of Telectronics in the 1997 results and the unfavorable foreign currency effect that were partially offset by a revised estimate to Ventritex-related warranty reserve requirements.

SELLING, GENERAL & ADMINISTRATIVE. Selling general & administrative (SG&A) expenses in the second quarter 1997 of $100,025 increased $23,178, or 30.2% from the second quarter 1996. As a percentage of sales, 1997 SG&A increased to 38.3% from 34.9% in 1996. On a year-to-date basis, 1997 SG&A expenses totaled $194,413, a $41,231 or 26.9% increase over the 1996 comparable period. The increases for the quarter and the first six months resulted mainly from the inclusion of Telectronics in the 1997 results and expenses associated with expanded sales and marketing organizations in the emerging markets of Latin America, Asia Pacific and Canada and enhanced information technology and communications systems.

RESEARCH AND DEVELOPMENT. Research and Development (R&D) expenses in the second quarter of 1997 totaled $27,595, a $903 or 3.4% increase over the second quarter 1996. For the first six months of 1997 and 1996 R&D expenses totaled $57,885 and $51,831, respectively. The increases for both the quarter and the first half were primarily attributable to the inclusion of Telectronics.

PURCHASED RESEARCH & DEVELOPMENT. The $5,000 non-cash 1996 charge related to purchased R&D in connection with the acquisition of the Heart Valve Company. This represents the appraised value of in-process R&D which must be expensed under generally accepted accounting principles for purchase accounting.

SPECIAL CHARGES. In the second quarter 1997 the Company recorded $30,645 of special charges related to the Ventritex merger which consisted of transaction charges of $8,227, U.S. distribution reorganization charges of $9,433, repositioning charges of $6,939 related to its tachycardia business and integration charges of $6,046.

OTHER INCOME. Other income in the second quarter 1997 totaled $2,366 compared to $2,493 in the second quarter 1996. For the first six months of 1997 other income totaled $3,313 versus $12,280 in the comparable period of 1996.

Interest expense in the second quarter 1997 increased by approximately $2,800 over the second quarter of 1996. The increase was due to the higher debt level associated with the Telectronics acquisition and the assumption of the Ventritex convertible debenture which was issued in the third quarter of 1996. In the second quarter 1997, gains on the sale of investments increased by almost $3,300 over the second quarter 1996.

On a year-to-date basis, several non-recurring 1996 transactions increased other income/expense over 1997 levels, including a $10,486 gain on the sale of the cardiac assist business, a $2,951 gain as a result of the successful completion of litigation related to a termination fee in connection with the Electromedics' acquisition less $5,500 of transaction costs associated with the Daig acquisition.

INCOME TAX PROVISION. The Company's effective income tax rate was 37% in the second quarter 1997 compared to 35.5% in the second quarter of 1996. The year-to-date effective income tax rate was 35.25% in 1997 versus 34.1% in 1996. The increases for the quarter and the year resulted from the non-deductibility of certain transaction costs related to the Ventritex acquisition and changes to the Internal Revenue Code (IRC) Section 936 regulations that were finalized during the second quarter of 1996. These IRC regulations reduced the tax benefits derived from the Company's Puerto Rican operations.

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

As provided for in the Private Securities Litigation Reform Act of 1995, the Company cautions investors that a number of factors could cause actual future results of operations to vary from those anticipated in any forward-looking statements made in this document and elsewhere by or on behalf of the Company. Net sales could be materially affected by legislative or administrative reforms to the U.S. Medicare and Medicaid systems in a manner that would significantly reduce reimbursement for procedures using the Company's medical devices, the acquisition of key patents by competitors that would have the effect of excluding the Company from new market segments, healthcare industry consolidation resulting in customer demands for price concessions, products introduced by competitors with advanced technology and better features and benefits or lower prices, fewer procedures performed in a cost conscious environment, and the lengthy approval time by the FDA to clear implantable medical devices for commercial release. Cost of sales could be materially affected by unfavorable developments in the area of products liability and price increases from the Company's suppliers of critical components, a number of which are sole sourced. Operations could be affected by the Company's ability to execute its diversification strategy or to integrate acquired companies, a serious earthquake affecting the Company's facilities in California, adverse developments in the litigation arising from the acquisitions of Telectronics and Ventritex, including litigation related to the Ventritex Cadence model V-110 ICD device, unanticipated product failures and attempts by competitors to gain market share through aggressive marketing programs.

The Company's 1997 effective income tax rate increased from 1996 due to a higher ratio of Pacesetter and Daig income which is generally taxed at a higher rate than the Company's heart valve income, non-deductible transaction costs related to the Ventritex transaction, reduced Puerto Rican income as a percentage of total income and a lower Puerto Rican tax benefit as IRC Section 936 tax benefits are reduced by an additional 5% per year through 1998. Legislation was also passed in 1996 to phase out the Section 936 tax benefit over a ten year period which will further negatively impact the Company's effective tax rate. In addition, the IRS issued a Notice of Deficiency of $16,353 in additional taxes relating primarily to the Company's Puerto Rican operations in 1990 and 1991. It is likely that similar assessments will be proposed for subsequent years. The Company filed a petition in Tax Court in June 1997 contesting the full amount of the deficiency.

FINANCIAL CONDITION:

The Company's financial condition at June 30, 1997, continues to remain strong. Long-term debt increased to $241,500, a $12,000 increase during the first six months. The ratio of current assets to current liabilities was 2.9 to 1 at June 30, 1997.

Total assets decreased $34,733 during the first six months of 1997. Accounts receivable increased $32,436 due to a higher sales level particularly in emerging markets which have extended credit terms. Inventories increased $13,155 due to expanded product offerings. Cash and marketable securities decreased $74,029 principally to fund the operations of Telectronics and Ventritex and the reduction of several liabilities.

Shareholders' equity increased $26,675 during the first half of 1997. The increase resulted from net income of $31,642, the exercise of stock options of $6,526, a net unrealized gain on investments of $8,357, a foreign currency translation adjustment of $20,290 and the repayment of a stock receivable totaling $440.

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         GUIDANT LITIGATION

         On November 26, 1996, Guidant Corporation ("Guidant"), a competitor of Pacesetter and Ventritex, CPI (a wholly owned subsidiary of Guidant), Guidant Sales Corporation (a wholly owned subsidiary of CPI, "GSC"), and Eli Lilly and Company (the former owner of CPI, "Lilly") (collectively, the "Guidant Parties"), filed a lawsuit against St. Jude Medical, Inc., Pacesetter Inc. ("Pacesetter"), Ventritex Inc. ("Ventritex") and certain members of the Telectronics Group in State Superior Court in Marion County, Indiana (the "Telectronics Action"). The lawsuit alleges, among other things, that, pursuant to an agreement entered into in 1993, CPI and Lilly granted Ventritex certain intellectual property licenses relating to cardiac stimulation devices, and that such licenses will terminate upon consummation of the merger of Ventritex into Pacesetter (the "Merger"). The lawsuit further alleges that, pursuant to an agreement entered into in 1994 (the "Telectronics Agreement"), CPI and Lilly granted the Telectronics Group certain intellectual property licenses relating to cardiac stimulation devices (the "CPI/Telectronics License"). The lawsuit seeks declaratory and injunctive relief, among other things, to prevent and invalidate the transfer of the Telectronics Agreement to Pacesetter in connection with Pacesetter's assets (the "Telectronics Acquisition") and the application of license rights granted under the Telectronics Agreement to the manufacture and sale by Pacesetter of Ventritex's products following the consummation of the Merger. On December 17, 1996, St. Jude Medical, Pacesetter, Ventritex and the Telectronics Group removed the lawsuit to the United States District Court for the Southern District of Indiana, and filed a motion to dismiss the complaint or, in the alternative, to stay proceedings pending arbitration of the dispute pursuant to the arbitration provisions of the Telectronics Agreement. On January 16, 1997, the Guidant Parties filed a motion to remand the lawsuit to state court which was granted in May 1997. St. Jude Medical, Pacesetter and Ventrix filed a motion in state court to dimiss the complaint or, in the alternative, to stay the proceedings pending artbitration. This motion was denied by the court on July 21, 1997. St. Jude Medical and Pacesetter are continuing to vigorously defend the claims which the Guidant Parties have asserted in this action.

         CPI, GSC and Lilly (collectively the "Guidant Parties") simultaneously filed suit against St. Jude Medical, Pacesetter and Ventritex in the United States District Court for the Southern District of Indiana seeking (i) a declaratory judgment that the manufacture, use or sale of cardiac stimulation devices of the type or similar to the type currently manufactured and sold by Ventritex will, upon consummation of the Merger, be unlicensed and constitute an infringement of patent rights owned by CPI and Lilly, (ii) to enjoin the manufacture, use or sale by St. Jude Medical, Pacesetter or Ventritex of cardiac stimulation devices of the type currently manufactured by Ventritex and
         (iii) certain damages and costs. On December 19, 1996, St. Jude Medical, Pacesetter and Ventritex filed a motion to dismiss the complaint or, in the alternative, to stay proceedings pending resolution of the Telectronics Action or arbitration. The court denied this motion. St. Jude Medical and Pacesetter are continuing to vigorously defend against the claims which the Guidant Parties asserted in this action.

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

         St. Jude Medical's products liability insurance carrier, Steadfast, a wholly owned subsidiary of Zurich Insurance Company ("Zurich"), has denied coverage for these cases and has filed suit against St. Jude Medical in federal district court in Minneapolis, Minnesota seeking rescission of the policy covering Pacesetter business retroactive to the date St. Jude Medical acquired Pacesetter. Zurich alleges that St. Jude Medical made material negligent misrepresentations to Zurich, including failure to disclose the Wilson case in order to procure the insurance policy. St. Jude Medical has filed an answer denying Zurich's claim and has alleged that Zurich specifically had knowledge of the Wilson case. The terms of the products liability insurance policy which Zurich is seeking to rescind provide that St. Jude Medical would be entitled to $10 million in coverage for the 1016T and 1026T pacemaker lead claims after payment by St. Jude Medical of a self insured retention. In connection with these proceedings, St. Jude Medical has filed suit against its former insurance broker, Johnson & Higgins. Discovery has been completed and the case is ready for trial.

Item 6.  EXHIBITS and REPORTS ON FORM 8-K

         (a)  Exhibits

                 Exhibit
                 Number            Exhibit
                 ------            -------

                    2         Not applicable
                    4         Rights Agreement dated as of July 16, 1997 between
                              the Company and American Stock Transfer and Trust
                              Company, as Rights Agent including the Certificate
                              of Designation, Preferences and Rights of Series B
                              Junior Preferred Stock is incorporated by
                              reference to Exhibit 1 of the Registrant's Form 8A
                              dated as of August 6, 1997.
                    10        Not applicable
                    22        Not applicable
                    23        Not applicable
                    24        Not applicable
                    27        Financial Data Schedule

         (b)  Form 8-K dated May 15, 1997.
              Item 5.         Other Events
                              Announcement of execution of Agreement and Plan of Merger among St. Jude Medical, Inc., Pacesetter, Inc. and Ventritex, Inc. dated October 23, 1996.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                              ST. JUDE MEDICAL, INC.


August 12, 1997                               /s/ TERRY L. SHEPHERD
--------------------                          -----------------------
DATE                                          TERRY L. SHEPHERD
                                              Vice President Finance and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)