Form 10-Q
period 1997-09-30
ST JUDE MEDICAL INC
filed 1997-11-12
CIK 203077

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997               Commission File Number 0-8672
                  ------------------                                      ------


                             ST. JUDE MEDICAL, INC.
             (Exact name of registrant as specified in its charter)


              MINNESOTA                                   41-1276891
----------------------------------          ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)


                  One Lillehei Plaza, St. Paul, Minnesota 55117
           ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (612) 483-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES __X__  NO ____

The number of shares of common stock, par value $.10 per share, outstanding at November 6, 1997 was 91,874,119.

This Form 10-Q consists of _______ pages consecutively numbered.

The Exhibit Index to this Form 10-Q is set forth on page _________.

PART I     FINANCIAL INFORMATION

                             ST. JUDE MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - ACQUISITIONS/DIVESTITURE

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

On November 29, 1996, the Company acquired from Pacific Dunlop, Ltd. substantially all of the worldwide cardiac rhythm management assets of Telectronics Pacing Systems, Inc. ("Telectronics") for $135,000. The acquisition was accounted for under the purchase accounting method. The initial price can be adjusted upward or downward based upon the change in net asset value between June 30, 1996 and November 29, 1996. The Company and Pacific Dunlop, Ltd. currently disagree about the final adjustment to the purchase price and are following procedures in the purchase agreement to resolve their differences. The Company expects that any adjustment to the purchase price would be recorded in 1997 as an adjustment to goodwill. Goodwill of approximately $76,000 including approximately $43,000 of consolidation charges, is being amortized on a straight line basis over 20 years. Telectronics operations have been included in the consolidated results of operations from the date of acquisition.

The following unaudited pro forma summary information presents the results of operations of the Company and Telectronics for the nine months ended September 30, 1996, as if the acquisition had occurred at the beginning of 1996.

                                                  Nine Months
                                                     Ending
                                                  September 30
                                                      1996
                                                  (Unaudited)
                                                 -------------
                 Net sales                         $ 715,699
                 Net (loss)                        $ (11,585)
                 Primary (loss) per share          $    (.13)

These pro forma results are not necessarily indicative of the results that would have occurred had the acquisition actually taken place at the beginning of 1996, or of the expected future results of the combined operations.

On August 29, 1997, the Company sold Medtel, a Far East distribution company, to Getz Brothers and Co., Inc. The gain on the sale of this business was recorded as an adjustment to previously recorded goodwill. The results of operations of Medtel were not material to the consolidated results.

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

NOTE 4 - STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128,
         EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted for all financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in basic earnings per share of $.01 per share for the year-to-date amounts for both years presented and no change for the third quarter for both years presented.

NOTE 5 - STATEMENT OF FINANCIAL STANDARDS NO. 130,
         REPORTING COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is required to be adopted for all financial statements issued for periods beginning after December 15, 1997. At that time the Company will be required to separately report the amounts (and the related tax effect) classified as Other Comprehensive Income. Items recorded as a separate component of equity such as foreign currency translation gains/losses and unrealized gains/losses on certain investments in debt and equity securities are included in Other Comprehensive Income.

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

The Company has entered into readily marketable forward and option traded contracts to manage its exposure to fluctuations in foreign currency exchange rates. This hedging minimizes the impact of foreign exchange rate movements on the Company's operating results. These contracts involve the exchange of foreign currencies for U.S. dollars at specified rates at future dates. The changes in market value of such contracts have a high correlation to the price changes in the currency of the related hedged transaction. These contracts are recorded at fair value and gains or losses are included in other income (expense).

NOTE 7 - SPECIAL CHARGE UPDATE

The Company's special charge accruals of $47,808 and $30,645 recorded in the fourth quarter of 1996 and the second quarter of 1997 have decreased by $37,639 and $12,026, respectively, for cash payments since the date recorded.

                             ST. JUDE MEDICAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                            THREE MONTHS                NINE MONTHS
                                               ENDED                       ENDED
                                            SEPTEMBER 30                SEPTEMBER 30
                                     -------------------------    ------------------------
                                         1997           1996          1997          1996
                                         ----           ----          ----          ----
Net sales                            $  233,189     $  212,456    $  745,035    $  644,783
Cost of sales                            88,766         69,464       272,114       213,063
                                     ----------     ----------    ----------    ----------

Gross profit                            144,423        142,992       472,921       431,720

Selling, general & administrative        88,365         72,321       282,778       225,503
Research & development                   26,304         25,970        84,189        77,801
Purchased research & development           --             --            --           5,000
Special charges                            --             --          30,645          --
                                     ----------     ----------    ----------    ----------

Operating profit                         29,754         44,701        75,309       123,416

Other income (expense)                   (1,103)         1,209         2,210        13,489
                                     ----------     ----------    ----------    ----------

Income before taxes                      28,651         45,910        77,519       136,905

Income tax provision                     10,099         15,731        27,325        46,748
                                     ----------     ----------    ----------    ----------

Net income                           $   18,552     $   30,179    $   50,194    $   90,157
                                     ==========     ==========    ==========    ==========

Earnings per share:
          Primary                    $      .20     $      .33    $      .54    $      .98
                                     ==========     ==========    ==========    ==========
          Fully diluted              $      .20     $      .33    $      .54    $      .98
                                     ==========     ==========    ==========    ==========

Shares outstanding
          Primary                        93,251         92,421        92,856        92,200

          Fully diluted                  93,251         92,814        93,053        92,331


See notes to condensed consolidated financial statements.

                             ST. JUDE MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                SEPTEMBER 30     DECEMBER 31
                                                                   1997             1996
                                                                (UNAUDITED)      (SEE NOTE)
                                                               ------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents                                  $     22,311     $     49,388
    Marketable securities                                           149,601          186,007
    Accounts receivable, less allowance
        (1997 - $7,776; 1996 - $8,160)                              247,654          216,813
    Inventories
        Finished goods                                              139,207          119,736
        Work in process                                              39,053           30,227
        Raw materials                                                61,797           67,698
                                                               ------------     ------------
    Total inventories                                               240,057          217,661
    Other current assets                                             71,033           78,015
                                                               ------------     ------------
Total current assets                                                730,656          747,884
Property, plant and equipment                                       455,446          397,674
    Less accumulated depreciation                                  (142,621)        (108,400)
                                                               ------------     ------------
Net property, plant and equipment                                   312,825          289,274
Other assets                                                        423,155          435,336
                                                               ------------     ------------

TOTAL ASSETS                                                   $  1,466,636     $  1,472,494
                                                               ============     ============
LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                          $    257,812     $    320,933
Long-term debt                                                      229,500          229,500
Contingencies
Shareholders' equity:
    Preferred stock, par value $1.00 per share -
        25,000,000 shares authorized; no shares issued
    Common stock, par value $.10 per share -
        250,000,000 shares authorized; issued and
        outstanding 1997 - 91,823,047 shares; 1996 -
        91,404,961 shares                                             9,182            9,140
    Additional paid-in capital                                      241,131          228,111
    Retained earnings                                               743,086          692,892
    Cumulative translation adjustment                               (26,125)             386
    Unrealized gain/(loss) on available-for-sale securities          12,050           (8,028)
Receivable - stock issued                                              --               (440)
                                                               ------------     ------------
Total shareholders' equity                                          979,324          922,061
                                                               ------------     ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                       $  1,466,636     $  1,472,494
                                                               ============     ============

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

                             ST. JUDE MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30
                                                                 -------------------------
                                                                     1997          1996
                                                                     ----          ----
Operating Activities:
     Net income                                                  $   50,194     $   90,157
     Depreciation and amortization                                   51,132         42,920
     Purchased research and development                                --            5,000
     Special charges                                                 19,104           --
     Gain on sale of business                                          --          (10,486)
     Working capital change                                        (189,324)       (40,779)
                                                                 ----------     ----------
     Net cash provided (used) by operating activities               (68,894)        86,812
                                                                 ----------     ----------
Investment Activities:
     Purchases of property, plant and equipment                     (65,818)       (63,204)
     Sales (purchases) of available-for-sale securities, net         73,595           (470)
     Acquisitions, net of cash acquired                                --           (7,430)
     Proceeds from sale of business, net of cash disposed            24,626         24,204
     Other investing activities                                      (2,729)        (5,127)
                                                                 ----------     ----------
     Net cash provided by (used in) investing activities             29,674        (52,027)
                                                                 ----------     ----------
Financing Activities:
     Proceeds from exercise of stock options                         13,062         22,893
     Repayment of long-term debt                                       --         (120,000)
     Proceeds from issuance of convertible subordinated notes          --           57,500
     Proceeds from receivable for stock issued                          440           --
                                                                 ----------     ----------
     Net cash used in financing activities                           13,502        (39,607)
                                                                 ----------     ----------
Effect of currency exchange rate changes on cash                     (1,359)          (151)
                                                                 ----------     ----------
Decrease in cash and cash equivalents                               (27,077)        (4,973)
Cash and cash equivalents at beginning of year                       49,388         62,638
                                                                 ----------     ----------
Cash and cash equivalents at end of period                       $   22,311     $   57,665
                                                                 ==========     ==========

See notes to condensed consolidated financial statements.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS:

NET SALES. Net sales for the third quarter 1997 totaled $233,189, a $20,733 or 9.8% increase over the 1996 third quarter net sales. Excluding Telectronics and Far East distribution of other products net sales of approximately $16,000, third quarter net sales were about 2.0% higher than the prior year comparable period. For the first nine months, net sales totaled $745,035, a $100,252 or 15.5% increase over the net sales recorded in the first nine months of 1996. Excluding Telectronics and Far East distribution of other products net sales of approximately $72,000, the first nine months 1997 net sales increased about 4.4% over the first nine months of 1996. Unfavorable foreign currency effects due to the stronger U.S. dollar reduced 1997 net sales as compared to 1996 by approximately $8,700 and $18,800 for the quarter and first nine months, respectively.

Third quarter and the first nine months net sales increased primarily due to higher mechanical heart valve, tissue heart valve, implantable cardioverter defibrillator, electrophysiology catheter and bradycardia pulse generator and lead unit sales that were partially offset by lower average selling prices. Average selling prices decreased because of pricing pressures, unfavorable foreign currency effects of a stronger U.S. dollar and more units being sold into lower priced developing markets.

GROSS PROFIT. Third quarter 1997 gross profit totaled $144,423, or 61.9% of net sales, as compared to $142,992, or 67.3% of net sales during the comparable 1996 period. For the first nine months of 1997 and 1996, gross profit was $472,921 or 63.5% of net sales, and $431,720, or 67.0% of net sales, respectively. The lower 1997 gross profit margin for both the quarter and year-to-date resulted from the foreign currency impact on net sales, average selling price decreases due to higher sales into developing markets, pricing pressures in the cardiac rhythm management business and the inclusion of Telectronics in the 1997 results.

SELLING GENERAL & ADMINISTRATIVE. Selling General and Administrative (SG&A) expenses in the third quarter 1997 of $88,365 increased $16,044, or 22.2% over the third quarter of 1996. As a percentage of sales, 1997 SG&A increased to 37.9% from 34.0% in 1996. On a year-to-date basis, 1997 SG&A expenses totaled $282,778, a $57,275, or 25.4% increase over 1996. The increases for both the quarter and first nine months resulted from the inclusion of Telectronics in 1997, expenses for expanded sales and marketing organizations in the emerging markets of Latin America, Asia Pacific and Canada, and expenses for and enhancing information technology and communications systems.

RESEARCH AND DEVELOPMENT. Research and Development (R&D) expenses in the third quarter of 1997 totaled $26,304, a $334 increase over the third quarter of 1996. The first nine months of 1997 R&D expenses totaled $84,189, a $6,388 increase over the 1996 comparable period. The increase for both the quarter and the first nine months was attributable to the inclusion of Telectronics in 1997 which was partially offset by the completion of certain Ventritex projects.

PURCHASED RESEARCH & DEVELOPMENT. The $5,000 non-cash 1996 charge related to purchased Research & Development (R&D) in connection with the acquisition of the Heart Valve Company. This represents the appraised value of in-process R&D which must be expensed under generally accepted accounting principles for purchase accounting.

SPECIAL CHARGES. In the second quarter 1997, the Company recorded $30,645 of special charges related to the Ventritex merger which consisted of transaction charges of $8,227, U.S. distribution reorganization charges of $9,433, repositioning charges of $6,939 related to its tachycardia business and integration charges of $6,046.

OTHER INCOME/(EXPENSE). Other expense in the third quarter 1997 totaled $1,103 compared to other income of $1,209 in the third quarter of 1996. For the first nine months of 1997 other income totaled $2,210 versus $13,489 in the comparable period of 1996.

Interest expense in the third quarter 1997 increased by approximately $3,100 over the third quarter of 1996. The increase was due to the higher debt level associated with the Telectronics acquisition and the assumption of the Ventritex convertible debenture which was issued in the third quarter of 1996. In the third quarter 1997, gains on the sale of investments increased by almost $1,600 over the third quarter 1996.

On a year-to-date basis, several non-recurring 1996 transactions increased other income over 1997 levels, including a $10,486 gain on the sale of the cardiac assist business, a $2,951 gain as a result of the successful completion of litigation related to a termination fee in connection with the Electromedics acquisition less $5,500 of transaction costs associated with the Daig acquisition.

INCOME TAX PROVISION. The Company's 1997 effective income tax rate was 35.25% compared to 34.15% in 1996. The increase was due to the non-deductibility of certain transaction costs related to the Ventritex acquisition and changes to the Internal Revenue Code (IRC) Section 936 regulations that were finalized during the second quarter of 1996. These regulations reduced the tax benefits derived from the Company's Puerto Rican operations.

OUTLOOK. The Company expects that market demands, government regulation and societal pressures will continue to change the healthcare industry worldwide resulting in further business consolidations and alliances and pressure to reduce prices and product purchases. To meet customer needs, the Company intends to continue to broaden its product offerings through internal development or external diversification opportunities. For the balance of 1997, however, management intends to concentrate its efforts on the integration of Telectronics and Ventritex into its Cardiac Rhythm Management business. In addition, the Company will participate with industry groups to promote the introduction and use of advanced medical device technology within a cost conscious environment. Finally, customer service in the form of cost-effective clinical outcomes will continue to be a primary focus for the Company.

As provided for in the Private Securities Litigation Reform Act of 1995, the Company cautions investors that a number of factors could cause actual future results of operations to vary from those anticipated in any forward-looking statements made in this document and elsewhere by or on behalf of the Company. Net sales could be materially affected by legislative or administrative reforms to the U.S. Medicare and Medicaid systems in a manner that would significantly reduce reimbursement for procedures using the Company's medical devices, the acquisition of key patents by competitors that would have the effect of excluding the Company from new market segments, healthcare industry consolidation resulting in customer demands for price concessions, products introduced by competitors with advanced technology and better features and benefits or lower prices, fewer procedures performed in a cost conscious environment, and the lengthy approval time by the FDA to clear implantable medical devices for commercial release. Cost of sales could be materially affected by unfavorable developments in the area of products liability and price increases from the Company's suppliers of critical components, a number of which are sole sourced. Operations could be affected by the Company's ability to integrate acquired companies, to effectively implement its strategy of selling products from acquired companies through its existing sales distribution network, a serious earthquake affecting the Company's facilities in California, adverse developments in the litigation arising from the acquisitions of Telectronics and Ventritex, including litigation related to the Ventritex Cadence model V-110 ICD device, unanticipated product failures and attempts by competitors to gain market share through aggressive marketing programs.

The Company's 1997 effective income tax rate increased from 1996 due to non-deductible transaction costs related to the Ventritex transaction, reduced Puerto Rican income as a percentage of total income and a lower Puerto Rican tax benefit as IRC Section 936 tax benefits are reduced by an additional 5% per year through 1998. Legislation was also passed in 1996 to phase out the Section 936 tax benefit over a ten year period which will further negatively impact the Company's effective tax rate. In addition, the IRS issued a Notice of Deficiency of $16,353 in additional taxes relating primarily to the Company's Puerto Rican operations in 1990 and 1991. It is likely that similar assessments will be proposed for subsequent years. The Company filed a petition in Tax Court in June 1997 contesting the full amount of the deficiency.

FINANCIAL CONDITION

The Company's financial condition at September 30, 1997, continues to remain strong. Long-term debt of $229,500 was unchanged from the prior year end balance. The ratio of current assets to current liabilities was 2.8 to 1 at September 30, 1997.

Total assets decreased $5,858 during the first nine months of 1997. Accounts receivable increased $30,841 due to a higher sales level particularly in emerging markets which have extended credit terms. Inventories increased $22,396 due to expanded product offerings. Cash and marketable securities decreased $63,483 primarily to fund the operations of Telectronics and Ventritex and the reduction of accrued liabilities.

Shareholders' equity increased $57,263 during the first nine months of 1997. The increase resulted from net income of $50,194, the exercise of stock options of $13,062, a net unrealized gain on investments of $20,078 and the repayment of a stock receivable of $440 less a foreign currency translation adjustment of $26,511.

PART II    OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          GUIDANT LITIGATION

          On November 26, 1996, Guidant Corporation ("Guidant"), a competitor of Pacesetter and Ventritex, CPI (a wholly owned subsidiary of Guidant), Guidant Sales Corporation (a wholly owned subsidiary of CPI),( "GSC"), and Eli Lilly and Company (the former owner of CPI), ("Lilly") (collectively, the "Guidant Parties"), filed a lawsuit against St. Jude Medical, Inc., Pacesetter Inc. ("Pacesetter"), Ventritex Inc. ("Ventritex") and certain members of the Telectronics Group in State Superior Court in Marion County, Indiana (the "Telectronics Action"). The lawsuit alleges, among other things, that, pursuant to an agreement entered into in 1993, CPI and Lilly granted Ventritex certain intellectual property licenses relating to cardiac stimulation devices, and that such licenses will terminate upon consummation of the merger of Ventritex into Pacesetter (the "Merger"). The lawsuit further alleges that, pursuant to an agreement entered into in 1994 (the "Telectronics Agreement"), CPI and Lilly granted the Telectronics Group certain intellectual property licenses relating to cardiac stimulation devices (the "CPI/Telectronics License"). The lawsuit seeks declaratory and injunctive relief, among other things, to prevent and invalidate the transfer of the Telectronics Agreement to Pacesetter in connection with Pacesetter's acquisition of Telectronic's assets (the "Telectronics Acquisition") and the application of license rights granted under the Telectronics Agreement to the manufacture and sale by Pacesetter of Ventritex's products following the consummation of the Merger. On December 17, 1996, St. Jude Medical, Pacesetter, Ventritex and the Telectronics Group removed the lawsuit to the United States District Court for the Southern District of Indiana, and filed a motion to dismiss the complaint or, in the alternative, to stay proceedings pending arbitration of the dispute pursuant to the arbitration provisions of the Telectronics Agreement. On January 16, 1997, the Guidant Parties filed a motion to remand the lawsuit to state court which was granted in May 1997. St. Jude Medical, Pacesetter and Ventritex filed a motion in state court to dismiss the complaint or, in the alternative, to stay the proceedings pending arbitration. This motion was denied by the court on July 21, 1997. St. Jude Medical and Pacesetter are continuing to vigorously defend the claims which the Guidant Parties have asserted in this action.

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

          St. Jude Medical believes that the foregoing complaints contain a number of significant factual inaccuracies concerning the Telectronics Acquisition and the terms and effects of the various intellectual property license agreements referred to in such complaints. St. Jude Medical and Pacesetter believe that the allegations set forth in the complaints are without merit, and St. Jude Medical and Pacesetter intend to defend the actions vigorously. On December 24, 1996, the Telectronics Group and Pacesetter filed a lawsuit and a motion against the Guidant Parties in the United States District Court for the District of Minnesota seeking (i) a declaratory judgment that the Defendants' claims, as reflected in the Telectronics Action, are subject to arbitration pursuant to the arbitration provisions of the Telectronics Agreement, (ii) an order that the Defendants arbitrate their claims against the Telectronics Group and Pacesetter in accordance with the arbitration provisions of the Telectronics Agreement, (iii) to enjoin the Defendants preliminarily and permanently from litigating their dispute with the Telectronics Group and Pacesetter in any other forum and (iv) certain costs. On February 27, 1997, the court entered an order denying the Telectronics Group's and Pacesetter's motion and dismissing their complaint. On March 27, 1997, the Telectronics Group and Pacesetter filed a Notice of Appeal from the court's February 27, 1997 order.

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

Item 6.   EXHIBITS and REPORTS ON FORM 8-K

          (a) Exhibits

                   Exhibit
                   Number           Exhibit
                   ------           -------

                   2                Not applicable
                   3(ii)            By-laws
                   4                Rights Agreement dated as of July 16, 1997
                                    between the Company and American Stock
                                    Transfer and Trust Company, as Rights Agent
                                    including Certificate of Designation,
                                    Preferences and Rights of Series B Junior
                                    Preferred Stock is incorporated by reference
                                    to Exhibit 4 of the Registrant's Form 10Q
                                    dated as of August 12, 1997.
                   10               Not applicable
                   22               Not applicable
                   23               Not applicable
                   24               Not applicable
                   27               Financial Data Schedule

          (b) Form 8-k dated August 6, 1997.
                   Item 5.          Other Events
                                    Announcement of the Rights Agreement dated as of July 16, 1997, between the Company and American Stock Transfer and Trust Company, as Rights Agent including Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                         ST. JUDE MEDICAL, INC.

 November 10, 1997			    	   /s/ ROBERT E. MUNZENRIDER
---------------------                        -----------------------------------
DATE                                         ROBERT E. MUNZENRIDER
                                             Vice President - Finance
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)