Form 10-K
period 1997-12-31
ST JUDE MEDICAL INC
filed 1998-03-27
CIK 203077

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                         ------------------------------

                             FORM 10-K ANNUAL REPORT

              [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                           COMMISSION FILE NO. 0-8672

                         ------------------------------

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

                         ------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

COMMON STOCK ($.10 PAR VALUE)                    PREFERRED STOCK PURCHASE RIGHTS
       (Title of class)                                  (Title of Class)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                         ------------------------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, or will not be contained, to the best of the Registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.9 billion at March 20, 1998, when the closing sale price of such stock, as reported on the New York Stock Exchange, was $35.50.

     The number of shares outstanding of the Registrant's Common Stock, $.10 par value, as of March 20, 1998, was 83,962,846 shares.

     Portions of the Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference in Parts I, II and IV. Portions of the Proxy Statement dated March 27, 1998, are incorporated by reference in Part III.

                         ------------------------------

     The exhibit index is set forth on pages 16, 17 and 18. This Form 10-K consists of 69 pages, consecutively numbered 1 through 69.


================================================================================

                             ST. JUDE MEDICAL, INC.

                                    1997 10-K

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

     Effective May 15, 1997, St. Jude acquired Ventritex, Inc., ("Ventritex") a California-based manufacturer of implantable cardioverter defibrillators (ICDs) and related products. ICDs are used to treat hearts that beat too fast.

     Effective November 29, 1996, St. Jude Medical's Pacesetter subsidiary acquired substantially all of the assets of Telectronics Pacing Systems, Inc. ("Telectronics"), a pacemaker company, and Medtel, a distribution company in the Asia-Pacific region. In addition to state-of-the-art pacing technologies, Telectronics enhances the Company's cardiac rhythm management division operations by adding important intellectual property assets.

     Effective September 23, 1996, the Company acquired Biocor(R) Industria E Pesquisas Ltd., a Brazilian manufacturer of tissue heart valves.

     Effective May 31, 1996, the Company acquired Daig Corporation ("Daig"), a Minnesota based manufacturer of specialized cardiovascular catheters and related products for the electrophysiology and interventional cardiology markets.

     St. Jude provides products and services for a single industry segment, that of cardiovascular medical devices. Substantially all of its operations and assets are attributable to cardiovascular medical devices. The Company currently operates through two global business units. The Heart Valve Division is responsible for the Company's heart valve disease management products including mechanical and tissue heart valves and annuloplasty rings. The Cardiac Rhythm Management Division (CRMD) is responsible for the Company's cardiac rhythm management products including bradycardia pulse generators, leads and programmers and tachycardia implantable cardioverter defibrillators and leads. CRMD also provides a broad array of catheter product offerings for interventional cardiology, and electrophysiology catheters for diagnostic mapping of the heart, ablation of malfunctioning heart tissue and temporary cardiac pacing catheters. In addition, the Company maintains geographically based sales and marketing organizations which are responsible for marketing, sales and distribution of the Company's and third party products in Europe, Africa, the Middle East, Japan, Canada, Latin America and the Asia-Pacific region.

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

     In 1997, approximately 72% of net sales were derived from cardiac rhythm management products, and approximately 28% from heart valve disease management products. Approximately 59% of the Company's 1997 net sales were in the U.S. market, which was consistent with 1996 results.

CARDIAC RHYTHM MANAGEMENT

     The Cardiac Rhythm Management Division ("CRMD") is headquartered in Sylmar, California and has manufacturing facilities in Sylmar and Sunnyvale, California, Arizona, Minnesota, South Carolina, Sweden and Scotland. Pacesetter(R) pacemakers and pacing leads treat patients with hearts that beat too slow and which are irregular, a condition known as bradycardia. Ventritex(R) implantable cardioverter defibrillators (ICD) and related systems treat patients with hearts that beat too fast and which are irregular, a condition known as tachycardia. Daig(R) specialized disposable cardiovascular catheters and related devices are used in the electrophysiology and interventional cardiology markets.

     Typically implanted just below the collarbone, pacemakers, or pulse generators, monitor the heart's rate and, when necessary, deliver low-level electrical impulses that stimulate an appropriate heartbeat. The pacemaker is connected to the heart by one or two leads, insulated wires that carry the electrical impulses to the heart and information from the heart back to the pacemaker. An external programmer enables the physician to retrieve diagnostic information from the pacemaker and reprogram the device in accordance with the patient's changing needs. Single-chamber pacemakers stimulate only one chamber of the heart (atrium or ventricle), while dual-chamber devices can sense and pace in both the upper and lower chambers.

     CRMD's current Pacesetter(R) pacing products include the Trilogy(R) family of pacemakers, containing the proven Omnisense(TM) activity-based sensor, and the Tempo(TM) pacemaker family, which uses fifth-generation Minute Ventilation sensor technology. Both pacemaker families are highly automatic and contain many advanced features and diagnostic capabilities to optimize cardiac therapy. Both are small and physiologic in shape to enhance patient comfort. The Tempo(TM) DR device is the smallest dual-chamber rate-responsive pacemaker in the world.

     Outside the United States, CRMD also offers the world's smallest single-chamber pacemaker, the Microny(TM) SR+, and the Regency(TM) pacemaker family, which are in clinical trials in the United States. These pacemakers include the proprietary AutoCapture(TM) pacing system, a technology that enables the pacemaker to monitor every paced beat for heart capture, deliver a back-up pulse in the event of noncapture, continuously measure threshold, and make adjustments in energy output to match changing patient needs. For patients and physicians, this technology means a new measure of automaticity, simplicity, and safety in pacing--and a new level of efficiency in follow-up care.

     CRMD's current pacing leads include the active-fixation Tendril(R) family and the passive-fixation Passive Plus(R) family which are available worldwide, and the passive-fixation Membrane(TM) EX family which is currently only available outside the United States. All three lead families feature steroid elution, which helps suppress the body's inflammatory response to a foreign object, are designed to maximize energy efficiency and promote pacing system longevity.

     CRMD offers two pacemaker programmers, the APS(TM) III patient management system, and the highly portable APS(TM)(mu) (micro), which allow the physician to efficiently utilize the extensive diagnostic and therapeutic capabilities of CRMD's pacemakers.

     CRMD's Ventritex(R) ICDs monitor the heartbeat and deliver higher energy electrical impulses, or "shocks," to terminate ventricular tachycardia (VT) and ventricular fibrillation (VF). In ventricular tachycardia, the lower chambers of the heart contract at an abnormally rapid rate and typically deliver less blood to the body's tissues and organs. VT can progress to VF, in which the heart beats so rapidly and erratically that it can no longer pump blood. Like pacemakers, defibrillators are typically implanted pectorally, connected to the heart by leads, and programmed non-invasively.

     The current Ventritex offerings include the full-featured Angstrom(TM) II and Contour(R) II ICDs, which are the thinnest defibrillators in the world. The Angstrom(TM) II is also the world's smallest defibrillator, at 12 millimeters thin and 44 cubic centimeters in volume. The Contour(R) II is the most powerful ICD in the world, with maximum stored energy of 42 joules. Also available in European markets are the Angstrom(TM) MD and Contour(R) MD ICDs, which feature a unique Morphology Discrimination algorithm designed to differentiate between ventricular tachyarrhythmias and less serious atrial tachyarrhythmias in order to protect against unnecessary shocking.

     These ICDs are used with the dual electrode Ventritex(R) SPL(R) and single electrode Ventritex(R) TVL(R) transvenous leads, which have superior handling characteristics and performance. Ventritex ICDs are currently programmed with the recently introduced PR-3500 programmer, which is both fast and user-friendly.

     Specialized disposable cardiovascular devices, sold under the Daig name, include percutaneous (through the skin) catheter introducers, diagnostic guidewires, electrophysiology catheters and bipolar temporary pacing catheters (used with external pacemakers). Percutaneous catheter introducers are used to create passageways for cardiovascular catheters from outside the human body through the skin into a vein, artery or other location inside the body. Daig's percutaneous catheter introducer products consist primarily of peel-away sheaths, sheaths with and without hemostasis valves, dilators, guidewires, repositioning sleeves, obturators and needles. All of these products are offered in a variety of sizes and packaging configurations. Diagnostic guidewires are used in conjunction with percutaneous catheter introducers to aid in the introduction of intravascular catheters. Daig's diagnostic guidewires are available in multiple lengths and incorporate a surface finish for lasting lubricity.

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

HEART VALVE DISEASE MANAGEMENT

     The Heart Valve Division (HVD) is headquartered in St. Paul, Minnesota and has manufacturing facilities in St. Paul, Puerto Rico, Canada and Brazil. Heart valve replacement or repair may be necessary because the natural heart valve has deteriorated due to congenital defects or disease. Heart valves facilitate the one-way flow of blood in the heart and prevent significant backflow of blood into the heart and between the heart's chambers.

     HVD offers both mechanical and tissue replacement heart valves and valve repair products. The St. Jude Medical(R) mechanical heart valve is the most widely implanted valve in the world with over 800,000 valves implanted to date. The Company markets the Toronto SPV(R) stentless tissue valve, the world's leading stentless tissue valve, and SJM(R) Biocor(TM) tissue valves. The Company received FDA approval for the U.S. market release of the Toronto SPV(R) in November 1997 at which time the product was launched and physician training commenced.

     Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral heart valves. The Company has executed a license agreement with Professor Jacques Seguin to manufacture and market an advanced semi-rigid annuloplasty ring. The SJM(R) Seguin annuloplasty ring was cleared by the FDA for U.S. release during first quarter 1997.

     HVD has also entered into several other relationships to provide additional products and services for heart valve disease management, including:

     1) An agreement with Heartport, Inc. to use the Company's heart valve prosthesis in combination with Heartport's proprietary Port-Access(TM) technology to perform less invasive heart surgery.

     2) An agreement with LifeNet Transplant Services which enables HVD to assist in the marketing of human donated allograft heart valves.

     3) An alliance with DuPont Pharma to jointly develop educational programs concerning the use of anticoagulant drugs with mechanical heart valves.

     4) An alliance with Boehringer Mannheim Corporation which provides valve patients the opportunity to use a home test kit for measuring anticoagulation levels.

     5) A worldwide license agreement with Spire Corporation to utilize their proprietary anti-bacterial silver coating (SilzoneTM) on the sewing cuffs of heart valves and related products.

SUPPLIERS

     Under an agreement with CarboMedics, Inc. (CMI), which covers the supply of pyrolytic carbon heart valve components for the mechanical heart valve, the Company must purchase components that equal a minimum of 20% of its current year unit sales through 1998 at negotiated prices. If CMI is unable or fails to perform under the agreement, the license permits the Company to self-manufacture its component requirements during the supply interruption. The agreement can be extended for additional one year terms after 1998 at the Company's option and prices the Company would pay in 1999 and beyond would be adjusted annually by a producer price index based formula established in the agreement.

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

     CRMD has traditionally been a technological leader in the bradycardia pacemaker market. Worldwide there are six primary manufacturers and suppliers of bradycardia pacemakers, including the Company. One other company and CRMD account for well over half of the worldwide bradycardia pacemaker net sales. The Company has strong market share positions in all major developed markets.

     There are three principal manufacturers and suppliers of ICDs. This is a rapidly growing and highly competitive market. Two of the competitors account for more than 80% of the worldwide ICD sales. These two competitors are larger than the Company and have invested substantial amounts in ICD research and development.

     The market areas Daig focuses on are the cardiac catherization laboratories and the electrophysiology laboratories throughout the world. These are growing markets with numerous competitors.

     The cardiovascular segment of the medical device market is a dynamic market currently undergoing significant change due to cost of care considerations, regulatory reform, industry consolidation and customer consolidation. The ability to provide cost effective clinical outcomes is becoming increasingly more important for medical device manufacturers.

MARKETING

     The Company's products are sold in over 100 countries throughout the world. No distributor organization or single customer accounted for more than 10% of 1997 net sales.

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

RESEARCH AND DEVELOPMENT

     The Company is focused on the development of new products and improvements to existing products. In addition, research and development expense reflects the Company's efforts to obtain FDA approval of certain products and processes and to maintain the highest quality standards of existing products. The Company's research and development expenses, exclusive of purchased research and development, were $104,693,000 (10.5% of net sales), $107,644,000 (12.3%) and
$101,264,000 (11.9%) in 1997, 1996 and 1995, respectively.

GOVERNMENT REGULATION

     The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in some instances, by state and foreign governmental authorities. Under the Federal Food, Drug and Cosmetic Act (the "Act"), and regulations thereunder, manufacturers of medical devices must comply with certain policies and procedures that regulate the composition, labeling, testing, manufacturing, packaging and distribution of medical devices. Medical devices are subject to different levels of government approval requirements, the most comprehensive of which requires the completion of an FDA approved clinical evaluation program and submission and approval of a pre-market approval ("PMA") application before a device may be commercially marketed. The Company's mechanical and tissue heart valves, implantable cardioverter defibrillators, certain pacemakers and leads and certain electrophysiology catheter applications are subject to this level of approval or as a supplement to a PMA approval. Other pacemakers and leads, annuloplasty ring products and other electrophysiology and interventional cardiology products are currently marketed under the 510(k) pre-market notification procedure of the Act.

     In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized and it has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA also conducts inspections prior to approval of a PMA to determine compliance with current good manufacturing practice regulations (which also regulate product design) and may, at any time after approval of a PMA, conduct periodic inspections to determine compliance with both good manufacturing practice regulations and/or current medical device reporting regulations. If the FDA were to conclude that St. Jude was not in compliance with applicable laws or regulations, it could institute proceedings to detain or seize products, issue a recall, impose operating restrictions, assess civil penalties and recommend criminal prosecution to the Department of Justice. Furthermore, the FDA could proceed to ban, or request recall, repair, replacement or refund of the cost of, any device manufactured or distributed.

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

     The Office of the Inspector General (the "OIG") of the United States Department of Health and Human Services ("HHS") is currently conducting an investigation regarding possible hospital submissions of improper claims to Medicare/Medicaid programs for reimbursement for procedures using cardiovascular medical devices that were not approved for marketing by the FDA at the time of use. Beginning in June 1994, approximately 130 hospitals received subpoenas from HHS seeking information with respect to reimbursement for procedures using cardiovascular medical devices (including certain products manufactured by the Company) that were subject to investigational exemptions or that may not have been approved for marketing by the FDA at the time of use. The subpoenas also sought information regarding various types of remuneration, including payments, gifts, stock and stock options, received by the hospital or its employees from manufacturers of medical devices. Civil and criminal sanctions may be imposed against any person participating in an improper claim for reimbursement under Medicare/Medicaid. The OIG's investigation and any related change in reimbursement practices may discourage hospitals from participating in clinical trials or from including Medicare and Medicaid patients in clinical trials, which could lead to increased costs in the development of new products. St. Jude believes it is too early to predict the possible outcome of this matter or when it will be resolved. There can be no assurance that the OIG's investigation or any changes in third-party payors' reimbursement practices will not materially adversely affect the medical device industry in general or the Company in particular. In 1995, HCFA, part of HHS, issued a regulation clarifying that certain medical devices subject to investigational requirements under the Act may qualify for reimbursement. In April 1996, a Federal District Court in California declared the Health Care Financing Administration's governmental guidelines, denying reimbursement for investigational devices, to be invalid. The government appealed this decision, but the Court of Appeals referred the case back to the district court to determine certain issues. There can be no assurance that the OIG's investigation or any resulting or related changes in third-party payors' reimbursement practices will not materially adversely affect the medical device industry in general or St. Jude Medical in particular.

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

     In 1994 a state prosecutor in Germany began an investigation of allegations of corruption in connection with the sale of heart valves. As part of that investigation, the prosecutor seized documents from St. Jude's offices in Germany as well as documents from certain competitors' offices. The investigation is continuing and has been broadened to include other medical devices. Subsequently, the United States Securities and Exchange Commission issued a formal order of private investigation covering sales practices in Europe of St. Jude and other manufacturers.

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

     California earthquake insurance is currently difficult to procure, extremely costly, and restrictive in terms of coverage. The Company's earthquake and related business interruption insurance for its operations located in Sylmar and Sunnyvale, California does provide for limited coverage above a significant self-insured retention. There are several factors that preclude the Company from determining the effect an earthquake may have on its business. These factors include, but are not limited to, the severity and location of the earthquake, the extent of any damage to the Company's manufacturing facilities, the impact of such an earthquake on the Company's California workforce and the infrastructure of the surrounding communities, and the extent, if any, of damage to the Company's inventory and work in process. While the Company's exposure to significant losses occasioned by a California earthquake would be partially mitigated by its ability to manufacture certain of the Pacesetter products at its Swedish manufacturing facility, any such losses could have a material adverse effect on the

Company, the duration of which cannot be reasonably predicted. The Company has expanded the manufacturing capabilities at its Swedish facility and has constructed a pacemaker component manufacturing facility in Arizona. In addition, the Company has moved significant finished goods inventory to locations outside California. These facilities and inventory transfers would further mitigate the adverse impact of a California earthquake.

EMPLOYEES

     As of December 31, 1997, the Company had 3,772 full-time employees. It has never experienced a work stoppage as a result of labor disputes and none of its employees are represented by a labor organization, with the exception of the Company's Swedish employees and certain employees in France.

INDUSTRY SEGMENT AND INTERNATIONAL OPERATIONS

     The medical products and service industry is the single industry segment in which the Company operates. The Company's domestic and foreign net sales, operating profit and identifiable assets, and its export sales to unaffiliated third parties are described in Note 8 to the Consolidated Financial Statements on page 37 of the 1997 Annual Report to Shareholders and are incorporated herein by reference.

     The Company's foreign business is subject to such special risks as exchange controls, currency devaluation, the imposition or increase of import or export duties and surtaxes, and international credit or financial problems. Since its international operations require the Company to hold assets in foreign countries denominated in local currencies, many assets are dependent for their U.S. dollar valuation on the values of a number of foreign currencies in relation to the U.S. dollar. The Company may from time to time enter into purchase and sales contracts in the forward markets for various foreign currencies with the objective of protecting U.S. dollar values of assets and commitments denominated in foreign currencies.

ITEM 2. PROPERTIES

     St. Jude Medical's principal executive offices are owned and are located in St. Paul, Minnesota. Manufacturing facilities are located in California, Minnesota, Arizona, South Carolina, Canada, Brazil, Puerto Rico, Scotland and Sweden. Approximately 51%, or 356,000 square feet, of the total manufacturing space is owned by the Company and the balance is leased.

     The Company also maintains sales and administrative offices inside the United States at 11 locations in 6 states and outside the United States at 36 locations in 18 countries. With the exception of one location, all of these locations are leased.

     In management's opinion, all building and machinery and equipment are in good condition and suitable for their purposes and are maintained on a basis consistent with sound operations.

ITEM 3. LEGAL PROCEEDINGS

     GUIDANT LITIGATION

     On November 26, 1996, Guidant Corporation ("Guidant"), a competitor of Pacesetter and Ventritex, CPI (a wholly owned subsidiary of Guidant), Guidant Sales Corporation (a wholly owned subsidiary of CPI) ( "GSC"), and Eli Lilly and Company (the former owner of CPI) ("Lilly") (collectively, the "Guidant Parties"), filed a lawsuit against St. Jude Medical, Inc., Pacesetter Inc. ("Pacesetter"), Ventritex Inc. ("Ventritex") and certain members of the Telectronics Group in State Superior Court in Marion County, Indiana (the "Telectronics Action"). The lawsuit alleges, among other things, that, pursuant to an agreement entered into in 1993, CPI and Lilly granted Ventritex certain intellectual property licenses relating to cardiac stimulation devices, and that such licenses would terminate upon the consummation of the merger of Ventritex into Pacesetter (the "Merger"). The lawsuit further alleges that, pursuant to an agreement entered into in 1994 (the "Telectronics Agreement"), CPI and Lilly granted the Telectronics Group certain intellectual property licenses relating to cardiac stimulation devices (the "CPI/Telectronics License"). The lawsuit seeks declaratory and injunctive relief, among other things, to prevent and invalidate the transfer of the Telectronics Agreement to Pacesetter in connection with Pacesetter's acquisition of Telectronic's assets (the "Telectronics Acquisition") and the application of license rights granted under the

Telectronics Agreement to the manufacture and sale by Pacesetter of Ventritex's products following the consummation of the Merger.

     On December 17, 1996, St. Jude Medical, Pacesetter, Ventritex and the Telectronics Group removed the lawsuit to the United States District Court for the Southern District of Indiana, and filed a motion to dismiss the complaint or, in the alternative, to stay proceedings pending arbitration of the dispute pursuant to the arbitration provisions of the Telectronics Agreement. On January 16, 1997, the Guidant Parties filed a motion to remand the lawsuit to Indiana state court which was granted in May 1997. St. Jude Medical, Pacesetter and Ventritex then filed a motion in Indiana state court to dismiss the complaint or, in the alternative, to stay the proceedings pending arbitration. This motion was denied by the Indiana state court on July 21, 1997. The Indiana state court action is currently in discovery and St. Jude Medical and Pacesetter are continuing to vigorously defend the claims which the Guidant Parties have asserted in this action. The Indiana state court has set a January 11, 1999 trial date for this case.

     CPI, GSC and Lilly (collectively the "Federal Court Guidant Parties") simultaneously filed suit against St. Jude Medical, Pacesetter and Ventritex in the United States District Court for the Southern District of Indiana seeking
(i) a declaratory judgment that Pacesetter's manufacture, use or sale of cardiac stimulation devices of the type or similar to the type which Ventritex manufactured and sold at the time the Federal Court Guidant Parties filed their complaint would upon consummation of the Merger, be unlicensed and constitute an infringement of patent rights owned by CPI and Lilly, (ii) to enjoin the manufacture, use or sale by St. Jude Medical, Pacesetter or Ventritex of cardiac stimulation devices of the type which Ventritex manufactured at the time the Federal Court Guidant Parties filed their complaint and (iii) certain damages and costs. On December 19, 1996, St. Jude Medical, Pacesetter and Ventritex filed a motion to dismiss the complaint or, in the alternative, to stay proceedings pending resolution of the Telectronics Action or arbitration. The court denied this motion. The federal court action is currently in discovery, and St. Jude Medical and Pacesetter are continuing to vigorously defend against the claims which the Federal Court Guidant Parties asserted in this action. The federal court has reserved time in November 1998 for the trial of this case.

     St. Jude Medical and Pacesetter believe that the foregoing state and federal court complaints contain a number of significant factual inaccuracies concerning the Telectronics Acquisition and the terms and effects of the various intellectual property license agreements referred to in such complaints. For these reasons and others, St. Jude Medical and Pacesetter believe that the allegations set forth in the complaints are without merit, and, as previously indicated, they intend to defend the actions vigorously.

     On December 24, 1996, the Telectronics Group and Pacesetter filed a lawsuit and a motion against the Guidant Parties in the United States District Court for the District of Minnesota seeking (i) a declaratory judgment that the Defendants' claims, as reflected in the Telectronics Action, are subject to arbitration pursuant to the arbitration provisions of the Telectronics Agreement, (ii) an order that the Defendants arbitrate their claims against the Telectronics Group and Pacesetter in accordance with the arbitration provisions of the Telectronics Agreement, (iii) to enjoin the Defendants preliminarily and permanently from litigating their dispute with the Telectronics Group and Pacesetter in any other forum and (iv) certain costs. On February 27, 1997, the court entered an order denying the motion brought by the Telectronics Group and Pacesetter and dismissing their complaint. On March 27, 1997, the Telectronics Group and Pacesetter filed a Notice of Appeal from the court's February 27, 1997 order. The Eighth Circuit Court of Appeals heard oral argument in this appeal on February 12, 1998. No decision has yet been issued by the Court of Appeals.

     IRS LITIGATION

     The Internal Revenue Service ("IRS") completed an audit examination of the Company's 1990-1991 corporate income tax returns and issued deficiency notices in early 1997 for taxes of $16.4 million. In addition, the IRS completed an audit examination of the Company's 1992-1994 income tax returns in early 1998 and has proposed an adjustment of $41.8 million in taxes. Both adjustments relate primarily to the Company's Puerto Rican operations. The deficiency amounts do not include interest, state taxes, or offsetting Puerto Rico tax refunds, the net effect of which is not material. It is likely that a similar additional adjustment will be proposed for 1995. The Company is vigorously contesting this adjustment. The Company is refuting the IRS deficiency for 1990-1991 and asserting the Company is in fact owed a refund in a petition filed in Tax Court on June 24, 1997. The Company expects that the ultimate resolution will not have material adverse effect on its financial position or liquidity, but could potentially be material to the net income of a particular future period if resolved unfavorably.

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

     Siemens and St. Jude were named defendants in a class action suit filed in March 1995 in Houston, Texas for alleged defects in models 1016T and 1026T pacemaker leads (the "Hann case"). The suit sought class action status for patients who had inner insulation failures of these leads after March 22, 1993 and who were not members of the Wilson class. Siemens and St. Jude settled the Wilson and Hann cases in November 1995. Management currently estimates the Company's share of the settlement to be approximately $6.8 million. Apart from this class action settlement, additional claims could be made or lawsuits brought by patients with these leads whose leads fail at a later date or whose leads fail for reasons outside the class definition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A.   EXECUTIVE OFFICERS OF THE COMPANY


Name                        Age                          Position*
------------------------   -----   -----------------------------------------------------------
Ronald A. Matricaria        55     Chairman (1995) and Chief Executive Officer (1993)
Fred B. Parks               50     President and Chief Operating Officer (1998)
Daniel J. Starks            43     Chief Executive Officer, Cardiac Rhythm Management Division
                                   (1997) and Daig (1996)
Terry L. Shepherd           45     President, Heart Valve Division (1994)
James W. Dennis             49     President Cardiac Rhythm Management Division (1997)
Patrick P. Fourteau         50     President, International (1998)
Michael J. Coyle            35     President Daig (1997)
John P. Berdusco            61     Vice President, Administration (1993)
Peter L. Gove               50     Vice President, Corporate Relations (1994)
Robert E. Munzenrider       53     Vice President, Finance and Chief Financial Officer (1997)
Kevin T. O'Malley, Esq.     46     Vice President and General Counsel (1994)

-----------------------
* Dates in brackets indicate period during which the named executive officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are elected annually for one year terms.

     Mr. Matricaria's business experience is set forth in the Company's definitive Proxy Statement dated March 27, 1998 under the Section "Election of Directors." The information is incorporated herein by reference.

     Dr. Parks' business experience is set forth in the Company's definitive proxy statement dated March 27, 1998 under the section "Election of Directors". The information is incorporated herein by reference.

     Mr. Stark's business experience is set forth in the Company's definitive Proxy Statement dated March 27, 1998 under the section "Election of Directors." The information is incorporated herein by reference.

     Mr. Shepherd joined the Company in 1994 as President of the St. Jude Medical Division. Prior to joining St. Jude, Mr. Shepherd was President and CEO of Hybritech, Inc. where he had been employed for 3 years. Prior to that, Mr. Shepherd held various management positions at Cardiac Pacemakers, Inc. (CPI) and Eli Lilly & Company where he worked for 15 years. Hybritech and CPI were both wholly owned subsidiaries of Eli Lilly & Company.

     Mr. Dennis joined the Company in 1996 with the Company's acquisition of Telectronics. He was appointed as President of the Company's Cardiac Rhythm Management Division in 1997. At Telectronics he served as its President from 1994 to 1996 and as its Senior Executive Vice President of Operations from 1993 to 1994. From 1986 to 1993, Mr. Dennis held an operations management position with Nellcor, Inc., a critical care monitoring company. From 1979 to 1986, Mr. Dennis held an operations management position with IVAC, a medical instrument division of Eli Lilly and Co.

     Mr. Fourteau joined the Company in 1995 as President of St. Jude Medical Europe. He was appointed President of the Pacesetter Division in May 1996. Mr. Fourteau was appointed as President of the International Division in 1998. Prior to joining the Company, he was employed by Eli Lilly and Co. for 19 years in various positions including his last position of vice president of pharmaceutical operations for Lilly International.

     Mr. Coyle joined St. Jude Medical in 1994 as Director, Business Development and was appointed as the President and Chief Operating Officer of Daig in 1997. Prior to joining St. Jude, he spent nine years with Eli Lilly & Company in a variety of technical and business management roles in both its Pharmaceutical and Medical Device Divisions.

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

     Mr. Munzenrider joined the Company in 1997 as Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Munzenrider was Vice President, Chief Financial Officer of Travelers Express Company, Inc. from 1991 to 1997. From 1983 to 1991 Mr. Munzenrider held financial executive positions with Restaura, Inc. and Bell Atlantic Systems Leasing, Intl.

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


                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

     The information set forth under the captions "Supplemental Market Price Data" and "Dividends" on page 40 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth under the caption "Five Year Summary of Selected Financial Data" on page 39 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 21 through 26 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements of the Company and Report of Independent Auditors set forth on pages 27 through 38 of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference:

     Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995

     Consolidated Balance Sheets - December 31, 1997 and 1996

     Consolidated Statements of Shareholders' Equity - Years ended December 31, 1997, 1996, and 1995

     Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement dated March 27, 1998, is incorporated herein by reference. Information on executive officers is set forth in Part I,
Item 4A hereto.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation and Other Information" and "Election of Directors" in the Company's definitive Proxy Statement dated March 27, 1998, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive Proxy Statement dated March 27, 1998, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement dated March 27, 1998, is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this Report

     (1)  Financial Statements

          The following Consolidated Financial Statements of the Company and Report of Independent Auditors as set forth on pages 27 through 38 of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference:

          Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995

          Consolidated Balance Sheets - December 31, 1997 and 1996

          Consolidated Statements of Shareholders' Equity - Years ended December 31, 1997, 1996, and 1995

          Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedule

     The following financial statement schedule is filed as part of this Form 10-K Annual Report:

SCHEDULE
 NUMBER                      DESCRIPTION                             PAGE NUMBER
--------   -------------------------------------------------------   -----------
II         Valuation and Qualifying Accounts                             22

     The report of the Company's Independent Auditors with respect to the above-listed financial statements and financial statement schedule appears on page 21 of this Report.

     All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable.

         (3)  Exhibits

   EXHIBIT                                   EXHIBIT INDEX                                PAGE NUMBER
---------------    -------------------------------------------------------------------    ------------
     3.1           Articles of  Incorporation  as amended on September  5, 1996,  are         ---
                     incorporated  by reference to Exhibit 3.2 of the Company's  Form
                     10-K filed on March 27, 1997.

     3.2           Bylaws are  incorporated  by  reference  to  Exhibit  3(ii) of the         ---
                     Company's Form 10-Q filed on November 10, 1997.

     4.1           Rights  Agreement  dated as of June 16, 1997,  between the Company         ---
                     and American Stock  Transfer and Trust Company,  as Rights Agent
                     including  the  Certificate  of  Designation,   Preferences  and
                     Rights of Series B Junior  Preferred  Stock is  incorporated  by reference to Exhibit 4 of the  Company's  Form 10-Q dated August
                     12, 1997.

     4.2           Indenture  dated as of August 21,  1996,  between  the Company and         ---
                     State Street Bank and Trust Company,  as Trustee is incorporated by reference to Ventritex's Form S-3/A (no.  333-07651) filed on
                     August 2, 1996.

     10.1          Employment  letter dated as of March 9, 1993,  between the Company         ---
                     and  Ronald  A.  Matricaria  is  incorporated  by  reference  to
                     Exhibit 10.1 of the  Company's  Form 10-K Annual  Report for the
                     year ended December 31, 1993.*


   EXHIBIT                                   EXHIBIT INDEX                                PAGE NUMBER
---------------    -------------------------------------------------------------------    ------------
     10.2          Supply  Contract  dated  April 17,  1990,  between the Company and         ---
                     CarboMedics,  Inc.  (portions  of this exhibit have been deleted
                     and  filed   separately   with  the   Securities   and  Exchange
                     Commission  pursuant to Rule 24b-2) is incorporated by reference to the  Company's  Form 8 filed on April 17, 1990  amending  the
                     Company's  Form 10-K Annual  Report for the year ended  December
                     31, 1989.

     10.3          Form of  Indemnification  Agreement  that the  Company has entered         ---
                     into with officers and  directors.  Such  agreement  recites the provisions  of  Minnesota  Statutes  Section  302A.521  and  the
                     Company's Bylaw provisions  (which are  substantially  identical to the  Statute)  and is  incorporated  by  reference to Exhibit
                     10(d) of the  Company's  Form 10-K  Annual  Report  for the year ended December 31, 1986.*

     10.4          Form of  Employment  Agreement  that the Company has entered  into         ---
                     with officers  relating to severance  matters in connection with a change in  control is  incorporated  by  reference  to Exhibit
                     10(f) of the  Company's  Form 10-K  Annual  Report  for the year ended December 31, 1987.*

     10.5          Retirement  Plan for members of the Board of  Directors as amended         ---
                     on March 15, 1995, is  incorporated by reference to Exhibit 10.6 of the  Company's  Form 10-K  Annual  Report  for the year ended
                     December 31, 1994.*

     10.6          Management Savings Plan dated February 1, 1995, is incorporated by         ---
                     reference to Exhibit 10.7 of the Company's Form 10-K Annual
                     Report for the year ended December 31, 1994.*

     10.7          The St. Jude Medical,  Inc. 1992 Employee Stock  Purchase  Savings         ---
                     Plan is incorporated by reference to the Company's Form S-8
                     Registration Statement dated June 10, 1992, (Commission
                     File No. 33-48502).

     10.8          1989  Restricted  Stock Plan is  incorporated  by reference to the         ---
                     Company's  Form S-8  Registration  Statement  dated June 6, 1989
                     (Commission File No. 33-29085).*

     10.9          The St. Jude  Medical,  Inc.  1991 Stock Plan is  incorporated  by         ---
                     reference  to the  Company's  Form  S-8  Registration  Statement
                     dated June 28, 1991 (Commission File No. 33-41459).*


   EXHIBIT                                   EXHIBIT INDEX                                PAGE NUMBER
---------------    -------------------------------------------------------------------    ------------
    10.10          The St. Jude Medical,  Inc. 1994 Stock Option Plan is incorporated         ---
                     by reference to the Company's  Form S-8  Registration  Statement
                     dated July 1, 1994 (Commission File No. 33-54435).*

    10.11          The St. Jude Medical Inc.  1997 Stock Option Plan is  incorporated         ---
                     by reference to the Company's  Form S-8  Registration  Statement
                     dated December 22, 1997 (Commission File No. 333-42945).*

    10.12          The Management  Incentive  Compensation  Plan is  incorporated  by         --
                     reference  to  Appendix  A of  the  Company's  definitive  Proxy
                     Statement dated March 27, 1995.*

      13           1997 Annual Report to  Shareholders.  Except for those portions of         23
                     such report  expressly  incorporated  by  reference in this Form
                     10-K Annual  Report,  the Annual Report to  Shareholders  is not
                     deemed  to  be  "filed"   with  the   Securities   and  Exchange
                     Commission.

      21           Subsidiaries of the Company                                                67

      23           Consent of Independent Auditors                                            69

      27           Financial Data Schedule

      27.1         Restated Financial Data Schedule -- 1995

      27.2         Restated Financial Data Schedule -- 1996

-----------------------------
* Management contract or compensatory plan or arrangement.

(b)  REPORTS ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 1997
     No reports on Form 8-K were filed by the Company during the fourth quarter 1997.

(c)  EXHIBITS: Reference is made to Item 14(a)(3).

(d)  SCHEDULES:  Reference is made to Item 14(a)(2).

     For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned Company hereby undertakes as follows, which undertaking shall be incorporated by reference into the Company's Registration Statements of Form S-8 Nos. 33-29085 (filed June 6,
1989), 33-41459 (filed June 28, 1991), 33-48502 (filed June 10, 1992), 33-54435
(filed July 1, 1994) and 333-42945 (filed December 22, 1997):

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

                                       ST. JUDE MEDICAL, INC.



Date: March 27, 1998                   By   /S/ RONALD A. MATRICARIA
                                          ----------------------------
                                          Ronald A. Matricaria
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                       By   /S/ ROBERT E. MUNZENRIDER
                                          ----------------------------
                                          Robert E. Munzenrider
                                          Vice President, Finance and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


  /S/ RONALD A. MATRICARIA               Director         3/27/98
----------------------------
Ronald A. Matricaria

  /S/ FRED B. PARKS                      Director         3/27/98
----------------------------
Fred B. Parks

  /S/ PAUL J. CHIAPPARONE                Director         3/27/98
----------------------------
Paul J. Chiapparone

  /S/ THOMAS H. GARRETT III              Director         3/27/98
----------------------------
Thomas H. Garrett III

  /S/ KENNETH G. LANGONE                 Director         3/27/98
----------------------------
Kenneth G. Langone

  /S/ WILLIAM R. MILLER                  Director         3/27/98
----------------------------
William R. Miller

  /S/ WALTER F. MONDALE                  Director         3/27/98
----------------------------
Walter F. Mondale

  /S/ WALTER L. SEMBROWICH               Director         3/27/98
----------------------------
Walter L. Sembrowich

  /S/ DANIEL J. STARKS                   Director         3/27/98
----------------------------
Daniel J. Starks

  /S/ ROGER G. STOLL                     Director         3/27/98
----------------------------
Roger G. Stoll

 /S/ GAIL R. WILENSKY                    Director         3/27/98
----------------------------
Gail R. Wilensky

                         REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of St. Jude Medical, Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 12, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       /s/ ERNST & YOUNG LLP


Minneapolis, Minnesota
February 12, 1998

                     ST. JUDE MEDICAL, INC. AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1997

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                 COL. A                             COL. B                     COL. C                COL. D            COL. E
-----------------------------------------    ---------------------    -------------------------    ------------    ----------------
                                                                        ADDITIONS CHARGED TO
              DESCRIPTION                         BALANCE AT          -------------------------                       BALANCE AT
                                             BEGINNING OF PERIOD       EXPENSE        OTHER         DEDUCTIONS      END OF PERIOD
-----------------------------------------    ---------------------    ----------    -----------    ------------    ----------------
Year ended December 31, 1997
     Allowance for doubtful accounts(3).             $8,160                $678      $4,037(5)       $163(1)           $12,712
     Products liability claims                        8,304                 ---         ---         2,099(2)             6,205
     reserve(4)

Year ended December 31, 1996
     Allowance for doubtful accounts(3)               9,845                 650          13(5)      2,348(1)             8,160
     Products liability claims                        8,558                 ---                       254(2)             8,304
     reserve(4)

Year ended December 31, 1995
     Allowance for doubtful accounts(3)               6,192               2,584       1,256(5)        187(1)             9,845
     Products liability claims                        1,500                 ---       8,000(5)        942(2)             8,558
     reserve(4)

-------------------------
(1)  Reserve for uncollectible accounts written off, net of recoveries.
(2)  Reserve for claims written off, including settlements paid.
(3)  Deducted from accounts receivable on the balance sheet.
(4)  Included in other accrued expenses on the balance sheet.
(5)  Balance assumed through acquisitions.