Form 10-Q
period 1998-03-31
ST JUDE MEDICAL INC
filed 1998-05-13
CIK 203077

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998                   Commission File Number 0-8672


                             ST. JUDE MEDICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MINNESOTA                                       41-1276891
----------------------------                ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                  One Lillehei Plaza, St. Paul, Minnesota 55117
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (612) 483-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES _X_     NO ___

The number of shares of common stock, par value $.10 per share, outstanding at May 1, 1998 was 83,992,884.

This Form 10-Q consists of 14 pages consecutively numbered.

The Exhibit Index to this Form 10-Q is set forth on page 13.

                                    1 of 14

PART I  FINANCIAL INFORMATION

                             ST. JUDE MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE 2 - CONTINGENCIES

The Company is involved in various products liability lawsuits, claims and proceedings of a nature considered normal to its business with the exception noted below. Subject to self-insured retentions, the Company has products liability insurance sufficient to cover such claims and suits. In connection with two pacemaker lead models, the Company may be subject to future uninsured claims. The Company's products liability insurance carrier has denied coverage for these models and has filed suit against the Company seeking rescission of the policy covering Pacesetter business retroactive to the date the Company acquired Pacesetter in 1994. The Company is defending this suit and has brought a claim against its insurance broker with respect to this matter. The Company was a codefendant in a 1995 class action suit with respect to these leads. This case was settled in November 1995. The Company's share of the settlement was approximately $6,800. Additional claims could be filed by patients with these leads who were not class members. Further, claims may be filed in the future relative to events currently unknown to management. Management believes losses that might be sustained from such actions would not have a material adverse effect on the Company's liquidity or financial condition, but could potentially be material to the net income of a particular future period if resolved unfavorably.

                                    2 of 14

NOTE 3 - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" requires the Company to include in Other Comprehensive Income unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, net of taxes. Other Comprehensive Income
(Loss) for the first quarter 1998 and 1997 was $16,004 and $(15,344), respectively. Total Comprehensive Income combines reported net income and Other Comprehensive Income. Total Comprehensive Income for the quarters ended March 31, 1998 and 1997 was $45,179 and $7,533 respectively.

NOTE 4 - SPECIAL CHARGE UPDATE

The Company recorded special charge accruals of $52,926 and $58,669 in 1996 and 1997, respectively. These special charges have decreased by $46,975 and $29,650, respectively, for cash payments since the date recorded.

NOTE 5 - STOCK REPURCHASE

On March 20, 1998, the Company repurchased 8,000,000 shares of its common stock at $38 per share and bank debt increased by $304,000. The Company established a $500,000 revolving credit line due in 2003. As of March 31, 1998, the Company had $70,000 available under this credit line.

NOTE 6 - EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted earnings per share. There were no adjustments to the numerator.

                                                        1998             1997
                                                     -----------     -----------
Numerator:
       Net income                                    $    29,175     $    22,877
Denominator:
       Basic-weighted shares outstanding              90,573,000      91,357,000
       Effect of dilutive securities:
            Employee stock options                       690,000       1,268,000
            Restricted shares                             52,000          74,000
                                                     -----------     -----------
       Diluted-weighted shares outstanding            91,315,000      92,699,000
                                                     ===========     ===========
Basic earnings per share                             $      0.32     $      0.25
                                                     ===========     ===========
Diluted earnings per share                           $      0.32     $      0.25
                                                     ===========     ===========

                                    3 of 14

                             ST. JUDE MEDICAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                        THREE MONTHS
                                            ENDED
                                           MARCH 31
                                    ----------------------
                                       1998        1997
                                    ---------    ---------

Net Sales                           $ 257,488    $ 250,390
Cost of sales                          98,226       91,716
                                    ---------    ---------

Gross profit                          159,262      158,674

Selling, general & administrative      92,064       94,388
Research & Development                 22,213       30,290
                                    ---------    ---------

Operating profit                       44,985       33,996
Other income (expense), net              (101)         947
                                    ---------    ---------

Income before taxes                    44,884       34,943

Income tax provision                   15,709       12,066
                                    ---------    ---------

Net income                          $  29,175    $  22,877
                                    =========    =========

Earnings per common share:
     Basic                          $    0.32    $    0.25
                                    =========    =========
     Diluted                        $    0.32    $    0.25
                                    =========    =========

Average shares outstanding:
     Basic                             90,573       91,357
     Diluted                           91,315       92,699

See notes to condensed consolidated financial statements.

                                    4 of 14

                             ST. JUDE MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                            MARCH 31      DECEMBER 31
                                                              1998           1997
                                                           (Unaudited)    (See Note)
                                                           -----------    -----------
ASSETS
Current assets:
    Cash and cash equivalents                              $    21,386    $    28,530
    Marketable securities                                      153,805        156,006
    Accounts receivable, less allowance
        (1998 $12,431; 1997 - $12,712)                         252,781        243,311
    Inventories
        Finished goods                                         121,452        137,651
        Work in process                                         29,111         39,079
        Raw materials                                           67,286         64,309
                                                           -----------    -----------
    Total inventories                                          217,849        241,039
    Other current assets                                        59,765         74,396
                                                           -----------    -----------
Total current assets                                           705,586        743,282
Property, plant and equipment                                  501,787        456,688
    Less accumulated depreciation                             (159,856)      (149,043)
                                                           -----------    -----------
Net property, plant and equipment                              341,931        307,645
Other assets                                                   400,584        407,689
                                                           -----------    -----------
TOTAL ASSETS                                               $ 1,448,101    $ 1,458,616
                                                           ===========    ===========
LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                      $   230,594    $   251,594
Long-term debt                                                 487,500        220,000
Contingencies
Shareholders' equity:
    Preferred stock, par value $1.00 per share -
        25,000,000 shares authorized; no shares issued
    Common stock, par value $.10 per share -
        25,000,000 shares authorized; issued and
        outstanding 1998 - 83,970,722 shares;
        1997 - 91,911,496 shares                                 8,397          9,191
    Additional paid-in capital                                     297        244,347
    Retained earnings                                          717,857        746,032
    Accumulated other comprehensive income:
        Cumulative translation adjustment                      (29,880)       (24,150)
        Unrealized gain on available-for-sale securities        33,336         11,602
                                                           -----------    -----------
Total shareholders' equity                                     730,007        987,022
                                                           -----------    -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $ 1,448,101    $ 1,458,616
                                                           ===========    ===========

NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                                    5 of 14

                             ST. JUDE MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31

                                                              1998        1997
                                                           ---------    ---------
Operating Activities:
     Net income                                            $  29,175    $  22,877
     Depreciation and amortization                            16,459       17,021
     Working capital change                                  (36,492)    (101,979)
                                                           ---------    ---------

     Net cash provided by (used in) operating activities       9,142      (62,081)
                                                           ---------    ---------

Investment Activities:
     Purchases of property, plant and equipment              (19,978)     (10,924)
     Sales of available-for-sale securities, net              37,000       39,956
     Other investing activities                                2,267          341
                                                           ---------    ---------

     Net cash provided by investing activities                19,289       29,373
                                                           ---------    ---------

Financing Activities:
     Proceeds from exercise of stock options                   1,771        1,791
     Purchase and retirement of common stock                (304,169)        --
     Net borrowings under lines of credit                    267,500       13,000
                                                           ---------    ---------

     Net cash provided by (used in) financing activities     (34,898)      14,791
                                                           ---------    ---------

Effect of currency exchange rate changes on cash                (677)        (873)
                                                           ---------    ---------

Increase (decrease) in cash and cash equivalents              (7,144)     (18,790)
Cash and cash equivalents at beginning of year                28,530       49,388
                                                           ---------    ---------

Cash and cash equivalents at end of period                 $  21,386    $  30,598
                                                           =========    =========

See notes to condensed consolidated financial statements.

                                    6 of 14

                             St. Jude Medical, Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in thousands, except per share amounts)

Results of Operations:

NET SALES. Net sales for the first quarter 1998 totaled $257,488, a 3% increase over net sales recorded in the 1997 first quarter of $250,390. Excluding the 1997 non-pacing net sales of Medtel, which was sold in the third quarter of 1997, first quarter 1998 net sales were 7% higher than the prior year first quarter. Unfavorable foreign currency translation effects due to the stronger U.S. dollar reduced first quarter 1998 net sales by approximately $5,400, or 2%.

Heart valve disease management net sales, which exceeded $73,000, increased almost 5% over 1997 comparable period net sales. The increase was mainly attributable to the successful domestic introduction of the Toronto SPV(R) stentless porceine valve, and the strong European SJM Biocor(TM) stented tissue valve net sales that were partially offset by unfavorable foreign currency effects.

Cardiac rhythm management net sales of more than $184,000, increased almost $4,000, or more than 2% over the 1997 first quarter net sales. The increase principally resulted from higher implantable cardioverter defibrillator and electrophysiology (EP) catheter net sales that were partially offset by the elimination of non-pacing Medtel net sales and the effect of the stronger U.S. dollar.

GROSS PROFIT. The first quarter 1998 gross profit totaled $159,262, or 61.9% of net sales as compared to $158,674, or 63.4% of net sales in last year's first quarter. The decrease in gross profit margin was primarily due to bradycardia price decreases that resulted from a shift in geographical sales mix and price compression in certain markets and the translation effects of the stronger U.S. dollar that were partially offset by lower heart valve manufacturing costs.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses decreased in the first quarter 1998 to $92,064 from $94,388 in the comparable period of 1997. The 2.5% decrease resulted mainly from the consolidation of Telectronics' support functions and the fourth quarter 1997 restructuring of the Cardiac Rhythm Management Division (CRMD).

RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses totaled $22,213 in the first quarter 1998, an $8,077 decrease from the first quarter 1997. The decrease resulted principally from the consolidation of Telectronics related projects that were partially offset by increased spending for EP related products.

                                    7 of 14

OTHER INCOME (EXPENSE). Other expense totaled $101 in the first quarter 1998 compared to other income of $947 in the first quarter of 1997. Interest income decreased in 1998 to approximately $1,300 from $2,000 in 1997 mainly because certain investments were liquidated. Interest expense increased to almost $3,800 from $3,600 in 1997 primarily because the Company repurchased 8,000,000 shares of its stock in the first quarter 1998 by increasing debt. Gain on the sale of investments increased in 1998 to almost $1,900 from $1,000 in 1997. Foreign exchange gains decreased to approximately $500 in 1998 from $1,300 in 1997.

INCOME TAX PROVISION. The Company's income tax rate was 35% in the first quarter 1998, compared to the 34.5% effective income tax rate in the first quarter 1997. The higher effective tax rate was caused by changes to the Internal Revenue Code
(IRC) Section 936 regulations that were finalized in 1996. These regulations reduced the tax benefits derived from the Company's Puerto Rican operations.

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

                                    8 of 14

The Company's 1998 effective income tax rate decreased from the full-year 1997 effective income tax rate due to the elimination of non-deductible Ventritex related transaction costs that were partially offset by lower Puerto Rican tax benefits as IRC Section 936 tax benefits were reduced by an additional 5% per year through 1998. Legislation was also passed in 1996 to phase out the Section 936 tax benefit over a ten year period which will further negatively impact the Company's effective tax rate. In addition, the IRS has proposed adjustments of approximately $58,200 in additional taxes relating primarily to the Company's Puerto Rican operations in 1990 through 1994. It is likely that similar adjustments will be proposed for 1995. The Company is vigorously contesting the proposed adjustments.

FINANCIAL CONDITION. The financial condition of the Company at March 31, 1998, continues to be strong. Long-term debt increased to $487,500 from $220,000 at the end of 1997. The increase was associated with the repurchase of 8,000,000 shares of common stock for $304,000. The increase was partially offset by a $36,500 reduction to debt mainly as a result of cash provided by operations, the sale of securities and a reduction in excess cash balances.

Total assets decreased $10,515 during the first quarter 1998. Cash and marketable securities decreased by $9,345 as cash was deployed to reduce debt. Accounts receivable increased $9,470 due to an increase in sales. Inventories decreased by $23,190 mainly because bradycardia programmers were placed into service and converted to a fixed asset. Other assets decreased by $21,736 primarily due to lower deferred taxes and amortization of goodwill.

Shareholders' equity was reduced by $257,015 during the quarter to $730,007. Net income of $29,175, the exercise of stock options of $1,772 and an increase in unrealized gain on investments of $21,734 were offset by the repurchase of stock of $303,966 and a foreign currency translation adjustment loss of $5,730.

                                    9 of 14

PART II   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          GUIDANT LITIGATION

         On November 26, 1996, Guidant Corporation ("Guidant"), a competitor of Pacesetter and Ventritex, CPI (a wholly owned subsidiary of Guidant), Guidant Sales Corporation (a wholly owned subsidiary of CPI) ("GSC"), and Eli Lilly and Company (the former owner of CPI) ("Lilly") (collectively, the "Guidant Parties"), filed a lawsuit against St. Jude Medical, Inc., Pacesetter Inc. ("Pacesetter"), Ventritex Inc. ("Ventritex") and certain members of the Telectronics Group in State Superior Court in Marion County, Indiana (the "Telectronics Action"). The lawsuit alleges, among other things, that, pursuant to an agreement entered into in 1993, CPI and Lilly granted Ventritex certain intellectual property licenses relating to cardiac stimulation devices, and that such licenses would terminate upon the consummation of the merger of Ventritex into Pacesetter (the "Merger"). The lawsuit further alleges that, pursuant to an agreement entered into in 1994 (the "Telectronics Agreement"), CPI and Lilly granted the Telectronics Group certain intellectual property licenses relating to cardiac stimulation devices (the "CPI/Telectronics License"). The lawsuit seeks declaratory and injunctive relief, among other things, to prevent and invalidate the transfer of the Telectronics Agreement to Pacesetter in connection with Pacesetter's acquisition of Telectronic's assets (the "Telectronics Acquisition") and the application of license rights granted under the Telectronics Agreement to the manufacture and sale by Pacesetter of Ventritex's products following the consummation of the Merger.

         On December 17, 1996, St. Jude Medical, Pacesetter, Ventritex and the Telectronics Group removed the lawsuit to the United States District Court for the Southern District of Indiana, and filed a motion to dismiss the complaint or, in the alternative, to stay proceedings pending arbitration of the dispute pursuant to the arbitration provisions of the Telectronics Agreement. On January 16, 1997, the Guidant Parties filed a motion to remand the lawsuit to Indiana state court which was granted in May 1997. St. Jude Medical, Pacesetter and Ventritex then filed a motion in Indiana state court to dismiss the complaint or, in the alternative, to stay the proceedings pending arbitration. This motion was denied by the Indiana state court on July 21, 1997. The Indiana state court action is currently in discovery and St. Jude Medical and Pacesetter are vigorously defending against the claims which the Guidant Parties have asserted in this action. The Indiana state court has set a January 11, 1999 trial date for this case. St. Jude Medical and Pacesetter will continue to vigorously defend their interests with respect to the claims asserted by the Guidant Parties, in whatever forum such claims are addressed (see description of the arbitration proceeding below).

                                    10 of 14

         CPI, GSC and Lilly (collectively the "Federal Court Guidant Parties") also filed suit against St. Jude Medical, Pacesetter and Ventritex on November 26, 1996 in the United States District Court for the Southern District of Indiana seeking (i) a declaratory judgment that Pacesetter's manufacture, use or sale of cardiac stimulation devices of the type or similar to the type which Ventritex manufactured and sold at the time the Federal Court Guidant Parties filed their complaint would upon consummation of the Merger, be unlicensed and constitute an infringement of patent rights owned by CPI and Lilly, (ii) to enjoin the manufacture, use or sale by St. Jude Medical, Pacesetter or Ventritex of cardiac stimulation devices of the type which Ventritex manufactured at the time the Federal Court Guidant Parties filed their complaint and (iii) certain damages and costs. On December 19, 1996, St. Jude Medical, Pacesetter and Ventritex filed a motion to dismiss the complaint or, in the alternative, to stay proceedings pending resolution of the Telectronics Action or arbitration. The court denied this motion. The federal court action is currently in discovery, and St. Jude Medical and Pacesetter are vigorously defending against the claims which the Federal Court Guidant Parties asserted in this action. The federal court has reserved time in November 1998 for the trial of this case. St. Jude Medical and Pacesetter will continue to vigorously defend their interests with respect to the claims asserted by the Federal Court Guidant Parties, in whatever forum such claims are addressed (see description of the arbitration proceeding below).

         St. Jude Medical and Pacesetter believe that the foregoing state and federal court complaints contain a number of significant factual inaccuracies concerning the Telectronics Acquisition and the terms and effects of the various intellectual property license agreements referred to in such complaints. For these reasons and others, St. Jude Medical and Pacesetter believe that the allegations set forth in the complaints are without merit, and, as previously indicated, they are vigorously defending their interests.

         On December 24, 1996, the Telectronics Group and Pacesetter filed a lawsuit and a motion against the Guidant Parties in the United States District Court for the District of Minnesota seeking (i) a declaratory judgment that the Guidant Parties' claims, as reflected in the Telectronics Action, are subject to arbitration pursuant to the arbitration provisions of the Telectronics Agreement, (ii) an order that the Defendants arbitrate their claims against the Telectronics Group and Pacesetter in accordance with the arbitration provisions of the Telectronics Agreement, (iii) to enjoin the Defendants preliminarily and permanently from litigating their dispute with the Telectronics Group and Pacesetter in any other forum and (iv) certain costs. On February 27, 1997, the court entered an order denying the motion brought by the Telectronics Group and Pacesetter and dismissing their complaint. On March 27, 1997, the Telectronics Group and Pacesetter filed a Notice of Appeal from the court's February 27, 1997 order. The Eighth Circuit Court of Appeals heard oral argument in this appeal on February 12, 1998.

                                    11 of 14

         In response to the appeal by the Telectronics Group and Pacesetter, the Court of Appeals issued a decision on May 4, 1998 reversing the district court and vacating the district court's dismissal of the Minnesota federal district court lawsuit which the Telectronics Group and Pacesetter brought against the Guidant Parties. As part of this decision, the Court of Appeals remanded the case to the district court in Minnesota and instructed the district court to permit the arbitration requested by the Telectronics Group and Pacesetter to proceed. The Court of Appeals also asked the district court in Minnesota to reconsider the motion for an injunction previously brought by the Telectronics Group and Pacesetter which sought to preliminarily and permanently enjoin the Guidant Parties from litigating their dispute with the Telectronics Group and Pacesetter in any forum outside the arbitration proceeding.

         IRS LITIGATION
         The Internal Revenue Service ("IRS") completed an audit examination of the Company's 1990-1991 corporate income tax returns and issued deficiency notices in early 1997 for taxes of $16.4 million. In addition, the IRS completed an audit examination of the Company's 1992-1994 income tax returns in early 1998 and has proposed an adjustment of $41.8 million in taxes. Both adjustments relate primarily to the Company's Puerto Rican operations. The deficiency amounts do not include interest, state taxes, or offsetting Puerto Rico tax refunds, the net effect of which is not material. It is likely that a similar additional adjustment will be proposed for 1995. The Company is vigorously contesting this adjustment. The Company is refuting the IRS deficiency for 1990-1991 and asserting the Company is in fact owed a refund in a petition filed in Tax Court on June 24, 1997. The trial is currently scheduled to begin in September 1998. The Company expects that the ultimate resolution will not have material adverse effect on its financial position or liquidity, but could potentially be material to the net income of a particular future period if resolved unfavorably.

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

                                    12 of 14

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

Item 6.   EXHIBITS and REPORTS ON FORM 8-K

(a) Exhibits

                 Exhibit
                 Number       Exhibit
                 ------       -------

                 27           Financial data schedule

(b) Reports on Form 8-K       A Form 8-K was filed on February 11, 1998 to
                              present the supplemental financial statements, supplemental management's discussion and analysis of financial condition and results of operations, and other financial information that give effect to the May 15, 1997 acquisition of Ventritex, Inc., accounted for as a pooling of interests, by restating 1996 and certain prior years financial statements and information as if the Company and Ventritex always had been combined.

                                    13 of 14

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                             ST. JUDE MEDICAL, INC.


 May 11, 1998                                /s/ ROBERT E. MUNZENRIDER
-------------                                ----------------------------------
DATE                                         ROBERT E. MUNZENRIDER
                                             Vice President - Finance
                                             and Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)

                                    14 of 14