Form 10-Q
period 1998-06-30
ST JUDE MEDICAL INC
filed 1998-08-14
CIK 203077

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1998                    Commission File Number 0-8672


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


                                 (651) 483-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES _X_   NO ___

The number of shares of common stock, par value $.10 per share, outstanding at August 3, 1998 was 84,165,410.

This Form 10-Q consists of 15 pages consecutively numbered.

The Exhibit Index to this Form 10-Q is set forth on page 15.

                                    1 of 15

PART I FINANCIAL INFORMATION

                             ST. JUDE MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - CONTINGENCIES

The Company is involved in various products liability lawsuits, claims and proceedings of a nature considered normal to its business. Subject to self-insured retentions, the Company has products liability insurance and reserves sufficient to cover such claims and suits. In connection with two pacemaker lead models, the Company may be subject to future uninsured claims. Management believes losses that might be sustained from such actions would not have a material adverse effect on the Company's liquidity or financial condition, but could potentially be material to the net income of a particular future period if resolved unfavorably. The Company's product liability insurance policies exclude coverage for two discontinued Pacesetter leads, models 1016 and 1026. Some of these two models were the subject of class action product liability suits that have been settled.

NOTE 3 - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" requires the Company to include in Other Comprehensive Income unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, net of taxes. Other Comprehensive Income
(Loss) for the second quarter 1998 and 1997 was $(27,170) and $3,411, respectively. Other Comprehensive (Loss) for the first six months of 1998 and 1997 was $(11,166) and $(11,933), respectively. Total Comprehensive Income combines reported Net Income and Other Comprehensive Income. Total Comprehensive Income for the second quarter ended June 30, 1998 and 1997 was $12,864 and $12,176 respectively. Total Comprehensive Income for the six months ended June 30, 1998 and 1997 was $58,043 and $19,709, respectively.

                                    2 of 15

NOTE 4 - SPECIAL CHARGE UPDATE

The Company recorded special charge accruals of $52,926 and $58,669 in 1996 and 1997, respectively. These special charges have decreased by $47,359 and $32,721 respectively, since the date recorded.

NOTE 5 - STOCK REPURCHASE

On March 20, 1998, the Company repurchased 8,000,000 shares of its common stock at $38 per share and correspondingly increased bank debt by $304,000. The Company established a $500,000 revolving credit line due in 2003. As of June 30, 1998, the Company had $67,000 available under this credit line.

NOTE 6 - EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted earnings per share. There were no adjustments to the numerator.

                                                       1998                       1997
                                          ----------------------------  ----------------------------
                                          Three Months    Six Months    Three Months    Six Months
                                          Ended June 30  Ended June 30  Ended June 30  Ended June 30
Numerator:
     Net income                                $40,034       $69,209       $ 8,765       $31,642
Denominator:
     Basic-weighted shares outstanding          83,975        87,276        91,419        91,402
     Effect of dilutive securities:
          Employee stock options                   796           741         1,102         1,185
          Restricted shares                         48            48            72            72
                                               -------       -------       -------       -------
     Diluted-weighted shares outstanding        84,819        88,065        92,593        92,659
                                               =======       =======       =======       =======
Basic earnings per share                       $  0.48       $  0.79       $  0.10       $  0.35
                                               =======       =======       =======       =======
Diluted earnings per share                     $  0.47       $  0.79       $  0.09       $  0.34
                                               =======       =======       =======       =======


                                    3 of 15

NOTE 7 - STATEMENT OF ACCOUNTING STANDARDS NO. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company.

                                    4 of 15

                             ST. JUDE MEDICAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)



                                       THREE MONTHS           SIX MONTHS
                                       ENDED JUNE 30         ENDED JUNE 30
                                    -------------------   -------------------
                                      1998       1997       1998       1997
                                    --------   --------   --------   --------

Net sales                           $261,232   $261,456   $518,720   $511,846
Cost of sales                         96,025     91,632    194,251    183,348
                                    --------   --------   --------   --------
Gross profit                         165,207    169,824    324,469    328,498
Selling, general & administrative     88,763    100,025    180,827    194,413
Research & development                27,068     27,595     49,281     57,885
Special charges                         --       30,645       --       30,645
                                    --------   --------   --------   --------
Operating profit                      49,376     11,559     94,361     45,555
Other income, net                      5,322      2,366      5,221      3,313
                                    --------   --------   --------   --------
Income before taxes                   54,698     13,925     99,582     48,868
Income tax provision                  14,664      5,160     30,373     17,226
                                    --------   --------   --------   --------
Net income                          $ 40,034   $  8,765   $ 69,209   $ 31,642
                                    ========   ========   ========   ========

Earnings per common share:
        Basic                       $   0.48   $   0.10   $   0.79   $   0.35
                                    ========   ========   ========   ========
        Diluted                     $   0.47   $   0.09   $   0.79   $   0.34
                                    ========   ========   ========   ========
Average shares outstanding:
        Basic                         83,975     91,419     87,276     91,402
        Diluted                       84,819     92,593     88,065     92,659


See notes to condensed consolidated financial statements.

                                    5 of 15

                             ST. JUDE MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                             JUNE 30       DECEMBER 31
                                                              1998            1997
                                                           (Unaudited)     (See Note)
                                                           -----------    -----------
ASSETS
Current assets:
    Cash and cash equivalents                              $    27,232    $    28,530
    Marketable securities                                       98,097        156,006
    Accounts receivable, less allowance
        (1998 $12,004; 1997 - $12,712)                         286,701        243,311
    Inventories
        Finished goods                                         131,611        137,651
        Work in process                                         32,230         39,079
        Raw materials                                           67,198         64,309
                                                           -----------    -----------
    Total inventories                                          231,039        241,039
    Other current assets                                        76,121         74,396
                                                           -----------    -----------
Total current assets                                           719,190        743,282
Property, plant and equipment                                  515,465        456,688
    Less accumulated depreciation                             (172,007)      (149,043)
                                                           -----------    -----------
Net property, plant and equipment                              343,485        307,645
Other assets                                                   395,745        407,689
                                                           -----------    -----------
TOTAL ASSETS                                               $ 1,458,393    $ 1,458,616
                                                           ===========    ===========
LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                      $   220,686    $   251,594
Long-term debt                                                 490,500        220,000
Contingencies
Shareholders' equity:
    Preferred stock, par value $1.00 per share -
        25,000,000 shares authorized; no shares issued
    Common stock, par value $.10 per share -
        25,000,000 shares authorized; issued and
        outstanding 1998 - 84,153,890 shares;
        1997 - 91,911,496 shares                                 8,415          9,191
    Additional paid-in capital                                   5,332        244,347
    Retained earnings                                          757,173        746,032
    Accumulated other comprehensive income:
        Cumulative translation adjustment                      (28,371)       (24,150)
        Unrealized gain on available-for-sale securities         4,658         11,602
                                                           -----------    -----------
Total shareholders' equity                                     747,207        987,022
                                                           -----------    -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $ 1,458,393    $ 1,458,616
                                                           ===========    ===========


NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                                    6 of 15

                             ST. JUDE MEDICAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30
                                                                ----------------------
                                                                  1998         1997
                                                                ---------    ---------
Operating Activities:
     Net income                                                 $  69,209    $  31,642
     Depreciation and amortization                                 35,976       34,529
     Special Charges                                                   --       19,104
     Net investment gain                                           (8,514)        --
     Working capital change                                       (83,581)    (158,495)
                                                                ---------    ---------

     Net cash provided by (used in) operating activities           13,090      (73,220)
                                                                ---------    ---------

Investing Activities:
     Purchases of property, plant and equipment                   (46,978)     (38,261)
     Sales of available-for-sale securities, net                   59,602       71,591
     Other investing activities                                     1,120        1,153
                                                                ---------    ---------

     Net cash provided by investing activities                     13,744       34,483
                                                                ---------    ---------

Financing Activities:
     Proceeds from exercise of stock options and stock issued       6,635        6,966
     Purchase and retirement of common stock                     (304,887)        --
     Net borrowings under lines of credit                         270,500       12,000
                                                                ---------    ---------

     Net cash provided by (used in) financing activities          (27,752)      18,966
                                                                ---------    ---------

Effect of currency exchange rate changes on cash                     (380)      (1,287)
                                                                ---------    ---------

Decrease in cash and cash equivalents                              (1,298)     (21,058)
Cash and cash equivalents at beginning of year                     28,530       49,388
                                                                ---------    ---------

Cash and cash equivalents at end of period                      $  27,232    $  28,330
                                                                =========    =========


See notes to condensed consolidated financial statements.

                                    7 of 15

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS:

NET SALES. Net sales for the second quarter 1998 totaled $261,232 a $224 decrease from the 1997 second quarter net sales. Excluding the non-pacing net sales from a Far East distribution company that was sold in the third quarter of 1997, of approximately $8,000, second quarter net sales were approximately 3.2% higher than the prior year comparable period. For the first six months, net sales totaled $518,720, a $6,874 or 1.3% increase, over the net sales recorded in the first six months of 1997. Excluding non-pacing sales from the Far East distribution company, of approximately $17,000, the first six months 1998 net sales increased about 4.9% over the first six months of 1997. Unfavorable foreign currency effects due to the stronger U.S. dollar reduced 1998 net sales as compared to 1997 by approximately $2,600 and $8,000 for the second quarter and first six months, respectively.

Second quarter and the first six months net sales, exclusive of the non-pacing sales from the Far East distribution company, increased primarily due to higher tissue heart valve, implantable cardioverter defibrillator, and electrophysiology catheter unit sales that were partially offset by lower average selling prices and fewer bradycardia pulse generator unit sales. Average selling prices decreased because of pricing pressures, unfavorable foreign currency effects of a stronger U.S. dollar and more units being sold into lower priced developing markets. The decrease in bradycardia unit sales resulted mainly from the turnover of certain domestic sales representatives.

GROSS PROFIT. Second quarter 1998 gross profit totaled $165,207 or 63.2% of net sales, as compared to $169,824 or 65.0% of net sales during the comparable 1997 period. For the first six months of 1998 and 1997, gross profit was $324,469 or 62.6% of net sales, and $328,498, or 64.2% of net sales, respectively. The lower gross profit margin for both the quarter and the first six months resulted from the foreign exchange impact on net sales, average selling price decreases due to geographical sales mix and pricing pressures in the cardiac rhythm management business.

SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses in the second quarter 1998 of $88,763 decreased $11,262 or 11.3% from the second quarter of 1997. As a percentage of sales, 1998 SG&A decreased to 34.0% from 38.3% in 1997. On a year-to-date basis, 1998 SG&A expenses totaled $180,827, a $13,586 decrease from 1997. The decreases for both the quarter and first six months resulted mainly from the fourth quarter 1997 restructuring of the cardiac rhythm management business.

RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses in the second quarter of 1998 totaled $27,068, a $527 decrease from the second quarter of 1997. The first six months R&D expenditures totaled $49,281, an $8,604 decrease from the 1997 comparable period. The decrease for both the quarter and the first six months was primarily attributable to the consolidation of Telectronics R&D into the cardiac rhythm management business.

                                    8 of 15

SPECIAL CHARGES. In the second quarter 1997, the Company recorded $30,645 of special charges related to the Ventritex merger which consisted of transaction charges of $8,227, U.S. distribution reorganization charges of $9,433, repositioning charges of $6,939 related to its tachycardia business and integration charges of $6,046.

OTHER INCOME. Other income in the second quarter of 1998 totaled $5,322 compared to $2,366 in the second quarter of 1997. In the second quarter of 1998, a $16,362 gain was realized on the sale of an investment security that was partially offset by the recognition of a $3,263 reduction in the carrying value of an investment security. Interest expense in the second quarter 1998 totaled $7,299, or a $3,499 increase over the comparable 1997 period. The higher interest expense resulted from the higher debt level associated with the first quarter 1998 repurchase of eight million shares of common stock for $304,000.

For the first six months of 1998 other income totaled $5,221 versus $3,313 in the comparable period of 1997. The increase over 1997 was principally attributable to the gain on investments that was partially offset by the increased interest expense associated with the stock repurchase.

INCOME TAX PROVISION. The Company's 1998 year-to-date effective income tax rate was 30.50% compared to 35.25% in 1997. The reduction in the 1998 worldwide effective tax rate is primarily due to a greater proportion of income derived from lower tax rate countries and elimination of the non-deductible Ventritex related transaction costs that occurred in 1997 but not 1998. Taxes are not provided on undistributed earnings of non-U.S. subsidiaries because such earnings are either permanently reinvested or do not exceed available foreign tax credits.

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

                                    9 of 15

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

FINANCIAL CONDITION

The Company's financial condition at June 30, 1998, continues to remain strong. Long-term debt of $490,500 was $270,500 higher than the prior year-end balance. The increase was mainly attributable to the repurchase of eight million shares of common stock for $304,000. The ratio of current assets to current liabilities was 3.3 to 1 at June 30, 1998.

Total assets decreased $223 during the first six months of 1998. Accounts receivable increased $43,390 due mainly to a higher sales level in emerging markets that have extended credit terms and delayed payments by certain domestic customers. Inventories decreased $10,000 principally because bradycardia programmers were placed into service and converted to a fixed asset. Cash and marketable securities decreased $59,207 primarily due to the reduction in carrying value of certain marketable securities.

                                    10 of 15

Shareholders' equity decreased $239,815 during the first six months of 1998. Net income of $69,209 and the exercise of stock options of $6,826 were offset by a net unrealized loss on investments of $6,945 and the repurchase of stock of $304,684 and a foreign currency translation loss adjustment of $4,221.

                                    11 of 15

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

                                    12 of 15

         St. Jude Medical and Pacesetter believe that the foregoing state and federal court complaints contain a number of significant factual inaccuracies concerning the Telectronics Acquisition and the terms and effects of the various intellectual property license agreements referred to in such complaints. For these reasons and others, St. Jude Medical and Pacesetter believe that the allegations set forth in the complaints are without merit, and, are vigorously defending their interests.

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

         The Guidant Parties filed a request for re-hearing of the Eighth Circuit Court of Appeals' May 4, 1998 decision and a suggestion that the matter be considered by the court EN BANC. The Court of Appeals denied Guidant's requests in this regard by order dated June 9, 1998.

         As a result of Eighth Circuit Court of Appeals' decision in favor of Pacesetter and the Telectronics Group, the United States District Court for the Southern District of Indiana issued an order on June 8, 1998 staying the case which the Federal Court Guidant Parties had brought against St. Jude Medical and Pacesetter. In addition, the State Superior Court in Marion County, Indiana also issued an order on June 18, 1998 staying the Telectronics Action. Finally, the United States District Court for the District of Minnesota issued an order on July 8, 1998 directing the arbitration requested by the Telctronics Group and Pacesetter to proceed. That court's order also requires Guidant to provide the Telectronics Group and Pacesetter with advance notice if it seeks to lift either of the stays that have been granted in the above cases.

                                    13 of 15

         The parties have initiated steps to select an arbitrator for the arbitration proceeding. St. Jude Medical and Pacesetter will continue to vigorously defend their interests against the claims asserted by Guidant and associated entities in the arbitration.

         IRS LITIGATION
         The Internal Revenue Service ("IRS") completed an audit examination of the Company's 1990-1991 corporate income tax returns and issued deficiency notices in early 1997 for taxes of $16.4 million. In addition, the IRS completed an audit examination of the Company's 1992-1994 income tax returns in early 1998 and has proposed an adjustment of $41.8 million in taxes. Both adjustments relate primarily to the Company's Puerto Rican operations. The deficiency amounts do not include interest, state taxes, or offsetting Puerto Rico tax refunds, the net effect of which is not material. It is likely that a similar additional adjustment will be proposed for 1995. The Company is vigorously contesting this adjustment. The Company is refuting the IRS deficiency for 1990-1991 and asserting the Company is in fact owed a refund in a petition filed in Tax Court on June 24, 1997. The trial is expected to begin in 1999. The Company expects that the ultimate resolution will not have material adverse effect on its financial position or liquidity, but could potentially be material to the net income of a particular future period if resolved unfavorably.


Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 15, 1998. In conjunction therewith, proxies were solicited in accordance with Regulation 14A. The following actions were taken:

     (1) Fred B. Parks and Gail R. Wilensky were elected to the Board of Directors for terms ending in 2001. Shareholders approved management's nominees to the Board of Directors by votes as follows: 64,611,258 and 64,595,826 in favor, 1,359,436 and 1,374,868 withheld for Drs. Parks and Wilensky, respectively. Seven other directors are serving unexpired terms as follows: Thomas H. Garrett III, Roger G. Stoll and Paul J. Chiapparone - through 1999; and Ronald A. Matricaria, Walter
          L. Sembrowich, Daniel J. Starks and Walter F. Mondale - through 2000.

     (2) The shareholders ratified the reappointment of Ernst & Young LLP as the Company's independent auditor for the current fiscal year by a vote of 65,665,234 in favor, 118,427 opposed and 176,953 abstained from voting.

                                    14 of 15

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

        (b)  Reports on Form 8-k
                None



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                            ST. JUDE MEDICAL, INC.


 August 14, 1998                            /s/JOHN C. HEINMILLER
-----------------                           ------------------------------------
DATE                                        JOHN C. HEINMILLER
                                            Vice President Corporate Development
                                            and Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

                                    15 of 15