Form 10-Q
period 1998-09-30
ST JUDE MEDICAL INC
filed 1998-11-13
CIK 203077

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998               Commission File Number 0-8672


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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of common stock, par value $.10 per share, outstanding at November 6, 1998 was 84,162,387.

This Form 10-Q consists of 25 pages consecutively numbered.

The Exhibit Index to this Form 10-Q is set forth on page 16.

PART I            FINANCIAL INFORMATION




                             ST. JUDE MEDICAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                           THREE MONTHS          NINE MONTHS
                                              ENDED                ENDED
                                           SEPTEMBER 30          SEPTEMBER 30
                                    ------------------------------------------------
                                       1998        1997         1998          1997
                                    ----------------------    ----------------------
Net sales                           $ 248,822    $ 233,189    $ 767,542    $ 745,035
Cost of sales                          90,704       88,766      284,955      272,114
                                    ---------    ---------    ---------    ---------
Gross profit                          158,118      144,423      482,587      472,921
Selling, general & administrative      83,266       88,365      264,093      282,778
Research & development                 24,984       26,304       74,265       84,189
Special charges                          --           --           --         30,645
                                    ---------    ---------    ---------    ---------
Operating profit                       49,868       29,754      144,229       75,309
Other income (expense), net            (7,494)      (1,103)      (2,273)       2,210
                                    ---------    ---------    ---------    ---------
Income before taxes                    42,374       28,651      141,956       77,519
Income tax provision                   12,924       10,099       43,297       27,325
                                    =========    =========    =========    =========
Net income                          $  29,450    $  18,552    $  98,659    $  50,194
                                    =========    =========    =========    =========

Earnings per common share:
         Basic                      $    0.35    $    0.20    $    1.14    $    0.55
                                    =========    =========    =========    =========
         Diluted                    $    0.35    $    0.20    $    1.14    $    0.54
                                    =========    =========    =========    =========
Average shares outstanding:
         Basic                         84,025       91,711       86,202       91,513
         Diluted                       84,267       93,251       86,727       92,856




See notes to condensed consolidated financial statements.

                                    2 of 25

                             ST. JUDE MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                 SEPTEMBER 30    DECEMBER 31
                                                                                     1998           1997
                                                                                 (Unaudited)     (See Note)
                                                                                -------------    -----------
ASSETS
Current assets:
        Cash and cash equivalents                                                 $   10,822     $   28,530
        Marketable securities                                                         76,921        156,006
        Accounts receivable, less allowance
          (1998 $12,585; 1997 - $12,712)                                             292,389        243,311
        Inventories
               Finished goods                                                        135,588        137,651
               Work in process                                                        32,547         39,079
               Raw materials                                                          73,924         64,309
                                                                                  ----------     ----------
        Total inventories                                                            242,059        241,039
        Other current assets                                                          91,456         74,396
                                                                                  ----------     ----------
Total current assets                                                                 713,647        743,282
Property, plant and equipment                                                        509,549        456,688
        Less accumulated depreciation                                               (178,877)      (149,043)
                                                                                  ----------     ----------
Net property, plant and equipment                                                    330,672        307,645
Other assets                                                                         391,438        407,689
                                                                                  ==========     ==========
TOTAL ASSETS                                                                      $1,435,757     $1,458,616
                                                                                  ==========     ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                             $  245,697     $  251,594
Long-term debt                                                                       417,495        220,000
Contingencies
Shareholders' equity:
        Preferred stock, par value $1.00 per share -
           25,000,000 shares authorized; no shares issued
        Common stock, par value $.10 per share - 250,000,000 shares authorized;
           issued and outstanding 1998 - 84,162,661 shares;
           1997 - 91,911,496 shares                                                    8,416          9,191
        Additional paid-in capital                                                     6,045        244,347
        Retained earnings                                                            786,558        746,032
        Accumulated other comprehensive income:
               Cumulative translation adjustment                                     (28,570)       (24,150)
               Unrealized gain on available-for-sale securities                          116         11,602
                                                                                  ----------     ----------
Total shareholders' equity                                                           772,565        987,022
                                                                                  ==========     ==========
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                          $1,435,757     $1,458,616
                                                                                  ==========     ==========




NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                                    3 of 25

                             ST. JUDE MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30
                                                                    --------------------
                                                                      1998        1997
                                                                    --------    --------
Operating Activities:
        Net income                                                  $ 98,659    $ 50,194
        Depreciation and amortization                                 52,783      51,132
        Special charges                                                    -      19,104
        Net investment gain                                          (10,156)          -
        Working capital change                                       (82,627)   (189,324)
                                                                    --------    --------

        Net cash provided by (used in) operating activities           58,659     (68,894)
                                                                    --------    --------

Investing Activities:
        Purchases of property, plant and equipment                   (54,818)    (65,818)
        Sales/purchases of available-for-sale securities, net         77,879      73,595
        Proceeds from sale of business, net of cash disposed               -      24,626
        Other investing activities                                     1,164      (2,729)
                                                                    --------    --------

        Net cash provided by investing activities                     24,225      29,674
                                                                    --------    --------

Financing Activities:
        Proceeds from exercise of stock options and stock issued       7,022      13,502
        Purchase and retirement of common stock                     (304,887)          -
        Net borrowings under lines of credit                         197,495           -
                                                                    --------    --------

        Net cash used in financing activities                       (100,370)     13,502
                                                                    --------    --------

Effect of currency exchange rate changes on cash                        (222)     (1,359)
                                                                    --------    --------

Decrease in cash and cash equivalents                                (17,708)    (27,077)
Cash and cash equivalents at beginning of year                        28,530      49,388
                                                                    --------    --------

Cash and cash equivalents at end of period                          $ 10,822    $ 22,311
                                                                    ========    ========




See notes to condensed consolidated financial statements.


                                    4 of 25

                             ST. JUDE MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - CONTINGENCIES

The Company is involved in various products liability lawsuits, claims and proceedings of a nature considered normal to its business. Subject to self-insured retentions, the Company has products liability insurance and reserves sufficient to cover such claims and suits. In connection with two pacemaker lead models, the Company may be subject to future uninsured claims. Management believes losses that might be sustained from such actions would not have a material adverse effect on the Company's liquidity or financial condition, but could potentially be material to the net income of a particular future period if resolved unfavorably. The Company's product liability insurance policies exclude coverage for two discontinued Pacesetter leads. Some of these discontinued leads were the subject of class action product liability suits that have been settled.

NOTE 3 - STATEMENT OF FINANCIAL STANDARDS NO. 130,
         REPORTING COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" requires the Company to include in Other Comprehensive Income unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, net of taxes. Other Comprehensive Income
(Loss) for the third quarter 1998 and 1997 was $(4,741) and $5,499, respectively. Other Comprehensive (Loss) for the first nine months of 1998 and 1997 was $(15,907) and $(6,434), respectively. Total Comprehensive Income combines reported Net Income and Other Comprehensive Income (Loss). Total Comprehensive Income for the third quarters ended September 30, 1998 and 1997 was $24,709 and $24,051, respectively. Total Comprehensive Income for the nine months ended September 30, 1998 and 1997 was $82,752 and $43,760, respectively.


                                    5 of 25

NOTE 4 - SPECIAL CHARGE UPDATE

The Company recorded special charge accruals of $52,926 and $58,669 in 1996 and 1997, respectively. These special charges have decreased by $47,640 and $37,003, respectively, since the date recorded.

NOTE 5 - STOCK REPURCHASE

On March 20, 1998, the Company repurchased 8,000,000 shares of its common stock at $38 per share and bank-related debt increased by $304,000 using a $500,000 revolving credit line due in 2003. As of September 30, 1998, the Company had $135,000 available under this credit line.

NOTE 6 - EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted earnings per share. There were no adjustments to the numerator.


                                                             1998                          1997
                                               ----------------------------    ------------------------------
                                               Three Months   Nine Months      Three Months      Nine Months
                                                  Ended          Ended            Ended             Ended
                                               September 30    September 30    September 30      September 30
                                               ----------------------------    ------------------------------
Numerator:
     Net income                                  $29,450        $98,659          $18,552          $50,194
Denominator:
     Basic-weighted shares outstanding            84,025         86,202           91,711           91,513
     Effect of dilutive securities:
          Employee stock options                     209            492            1,481            1,284
          Restricted shares                           33             33               59               59
                                                 -------        -------          -------          -------
     Diluted-weighted shares outstanding          84,267         86,727           93,251           92,856
                                                 =======        =======          =======          =======
Basic earnings per share                         $  0.35        $  1.14          $  0.20          $  0.55
                                                 =======        =======          =======          =======
Diluted earnings per share                       $  0.35        $  1.14          $  0.20          $  0.54
                                                 =======        =======          =======          =======


Net income and shares outstanding have not been adjusted for the Company's convertible debentures for diluted earnings per share purposes because the result would have been anti-dilutive.


                                     6 of 25

NOTE 7 - STATEMENT OF ACCOUNTING STANDARDS NO. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through statement of income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company.

NOTE 8 - STATEMENT OF ACCOUNTING STANDARDS NO. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Under the new standard, the operating segments that the Company currently expects to report on are heart valve disease management and cardiac rhythm management.

NOTE 9 - CONVERTIBLE SUBORDINATED DEBENTURES

During October 1998, the Company repurchased $22,500 of its convertible subordinated debentures bringing the total repurchased to $27,505. Consequently, the number of shares that could be issued under the debenture decreased by 800,145 based on a conversion rate of 29.0909 shares per thousand dollars principal amount of the notes. Gains/(losses) related to the repurchase of such debentures are insignificant.



                                    7 of 25

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS:

NET SALES. Net sales for the third quarter 1998 totaled $248,822, a $15,633, or 6.7% increase over 1997 third quarter net sales. Excluding $4.4 million of non-pacing sales from a Far East distribution company that was sold in the third quarter of 1997, third quarter 1998 net sales were 8.7% higher than the prior year comparable quarter. For the first nine months, net sales totaled $767,542, a $22,507, or 3.0% increase over the net sales recorded in the first nine months of 1997. Excluding $21.6 million of non-pacing sales from the Far East distribution company, the first nine months 1998 net sales increased 6.1% over the first nine months of 1997. The change in foreign currency exchange rates had the effect of increasing 1998 third quarter net sales by approximately $300, but decreasing the first nine months net sales by approximately $7,700.

The third quarter and year-to-date net sales increases resulted primarily from higher implantable cardioverter defibrillator (ICD), tissue heart valve and electrophysiology catheter sales. ICD sales increased worldwide due to new product introductions and expanded domestic sales coverage. Tissue heart valve sales benefited from the U.S. market release of the Toronto SPV (TM) valve. Electrophysiology catheter sales increased due to the introduction of new, innovative electrophysiology catheters and expanded worldwide sales coverage.

GROSS PROFIT. The third quarter 1998 gross profit totaled $158,118, or 63.5% of net sales, as compared to $144,423, or 61.9% of net sales in the comparable period of 1997. For the first nine months of 1998 and 1997, gross profit was $482,587 or 62.9% of net sales, and $472,921, or 63.5% of net sales , respectively. The higher 1998 gross profit margin for the quarter resulted mainly from heart valve manufacturing efficiencies, higher mechanical heart valve and ICD unit sales and slightly higher selling prices for pacemakers. The lower 1998 year-to-date gross profit margin was due principally to the negative foreign exchange impact on net sales.

SELLING, GENERAL & ADMINISTRATIVE. Selling, General & Administrative (SG&A) expenses in the third quarter 1998 of $83,266 decreased $5,099, or 5.8% from the third quarter of 1997. As a percentage of net sales, 1998 SG&A decreased to 33.5% from 37.9% in 1997. For the first nine months, 1998 SG&A expenses totaled $264,093, an $18,685 decrease from 1997. The decreases for both the quarter and the first nine months resulted mainly from the fourth quarter 1997 restructuring of the cardiac rhythm management business.

RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses in the third quarter of 1998 totaled $24,984, a $1,320 decrease from the third quarter of 1997. During the first nine months of 1998 R&D expenses totaled $74,265, a $9,924 decrease from the comparable 1997 period. The decrease for both the quarter and the first nine months was mainly attributable to the consolidation of the Telectronics and Ventritex R&D groups into the cardiac rhythm management business.


                                    8 of 25

SPECIAL CHARGES. In the second quarter of 1997 the Company recorded $30,645 of special charges related to the Ventritex merger which consisted of transaction charges of $8,227, U.S. distribution reorganization charges of $9,433, repositioning charges of $6,939 related to its tachycardia business and integration charges of $6,046.

OTHER INCOME (EXPENSE). Other expense, net in the third quarter 1998 totaled $7,494 compared to $1,103 in the third quarter of 1997. Interest expense totaled $6,940 in the third quarter, an increase of $3,506 over the comparable period in 1997. The higher interest expense resulted from the higher debt level associated with the first quarter 1998 repurchase of eight million shares of common stock for $304,000. The third quarter 1998 gain on the sale of an investment was $947 less than the gain on sale of investments recorded in the third quarter of 1997. Interest income was $495 lower in the third quarter of 1998 than the comparable period of 1997. Foreign exchange losses in 1998 were $1,163 higher than the third quarter of 1997.

For the first nine months of 1998 other expense totaled $2,273 compared to other income of $2,210 in the comparable period of 1997. The higher interest expense associated with the debt related to the stock repurchase was the principal reason for this change.

INCOME TAX PROVISION. The Company's 1998 effective income tax rate was 30.5% compared to 35.25% in 1997. The reduction in the 1998 worldwide effective income tax rate is primarily due to a greater proportion of income derived from lower tax countries and the elimination of the non-deductible Ventritex related transaction costs that occurred in 1997 but not 1998. Taxes are not provided on undistributed earnings of non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested.

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



                                    9 of 25

As provided for in the Private Securities Litigation Reform Act of 1995, the Company cautions investors that a number of factors, some of which are set forth below, could cause actual future results of operations to vary from those anticipated in any forward-looking statements made in this document and elsewhere by or on behalf of the Company. Net sales could be materially affected by legislative or administrative reforms to the U.S. Medicare and Medicaid systems in a manner that would significantly reduce reimbursement for procedures using the Company's medical devices, the acquisition of key patents by competitors that would have the effect of excluding the Company from new market segments, healthcare industry consolidation resulting in customer demands for price concessions, products introduced by competitors with advanced technology and better features and benefits or lower prices, fewer procedures performed in a cost conscious environment, and the lengthy approval time by the FDA to clear implantable medical devices for commercial release. Cost of sales could be materially affected by unfavorable developments in the area of products liability and price increases from the Company's suppliers of critical components, a number of which are sole sourced. Operations could be affected by the Company's inability to execute its diversification strategy or to integrate acquired companies, a serious earthquake affecting the Company's facilities in California, adverse developments in the litigation arising from the acquisitions of Telectronics and Ventritex, including litigation related to the Ventritex Cadence model V-110 ICD device, unanticipated product failures and attempts by competitors to gain market share through aggressive marketing programs.


FINANCIAL CONDITION

The Company's financial condition at September 30, 1998 continues to remain strong. Long-term debt of $417,495 was $197,495 higher than the prior year-end balance due primarily to the stock repurchase in the first quarter of 1998 but $73,005 less than the prior quarter-end balance. The ratio of current assets to current liabilities was 2.9 to 1 at September 30, 1998.

Accounts receivable increased $49,078 due to a higher sales level particularly in emerging markets that have extended credit terms. Cash and marketable securities decreased $96,793 to reduce debt and to repurchase stock. In addition, cash and marketable securities decreased due to the sale of investments and to a decline in the valuation of investments available for sale.

Shareholders' equity decreased $214,457 during the first nine months of 1998. Net income of $98,659 and the exercise of stock options of $7,474 were offset by the repurchase of stock of $304,684, a net unrealized loss on investments of $11,486 and a foreign currency translation loss adjustment of $4,420.

                                   10 of 25

YEAR 2000

In August 1998, the Securities and Exchange Commission issued an Interpretive Release, Statement of the Commission Regarding Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisors, Investment Companies, and Municipal Securities Issuers which was effective for the first periodic reports filed subsequent to August 4, 1998. This Interpretive Release requires the Company to make disclosures with respect to the Company's Year 2000 ("Y2K") state of readiness, the costs and risks involved in adequately addressing the issue and any contingency plans in place to respond to the likely worst case scenario.

STATE OF READINESS. The Company's Y2K potential areas of risk relate to products, business systems, embedded and non-embedded manufacturing systems and tools, facility support systems, engineering and legacy systems, vendors and customers. A Y2K program office, staffed by external Y2K experts, has been established at the Company's corporate headquarters to facilitate the worldwide assessment and correction of Y2K issues. In addition, personnel at each of the Company's primary manufacturing facilities and distribution locations are involved in addressing Y2K issues.

The Company has completed an assessment of Y2K compliance for its products. The Company's products have no internal date-sensitive clocks. Accordingly, the Company does not believe that the Year 2000 issue presents any exposure as it relates to the Company's products.

In 1997 and 1998, the Company implemented an Enterprise Resource Planning (ERP) system to manage its worldwide manufacturing, distribution and finance operations. In addition, the system is used for FDA tracking compliance. This system is Y2K compliant. In conjunction with the implementation of this ERP system, the Company upgraded its hardware infrastructure. This hardware is also Y2K compliant. Other related business systems, such as desktop support, and the business systems of the remaining locations will be assessed for Y2K compliance by the end of the first quarter 1999.

The Company has initiated the assessment of its manufacturing systems and tools, facilities support systems, engineering and legacy systems. The Company is approaching the Y2K issue in four phases: assessment, remediation, validation and implementation. The full assessment of Y2K areas of risk is expected to be completed during the first quarter of 1999. Remediation, including testing, relating to material Y2K exposures is expected to be completed by the end of the second quarter 1999. The Company expects to complete the validation and implementation phases by the end of the third quarter 1999.



                                    11 of 25

The Company is in the process of contacting its major suppliers and customers to determine its potential exposure to supply disruption or sales interruption. The only major system interface relates to customer electronic data interfaces. The Company is not aware of any vendor or customer with a Y2K issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means to ensure that vendors and customers will be Y2K compliant.

COSTS. The Y2K program office will be staffed by external resources which will be supported by internal resources. The cost to complete the Y2K assessment phase is estimated to total $1,000 and will be funded by operating cash flow. After the assessment is complete, the Company will be able to estimate the total Y2K program costs.

RISKS. The Company's management believes it has implemented an effective program to resolve Y2K issues in a timely manner. As noted above, the Company has not completed all the required phases of the Y2K program. If the Company does not complete all the necessary phases of its Y2K program, the Company may be unable to manufacture products and may experience other business interruptions. In addition, supplier or customer Y2K related disruptions could adversely affect the Company. The economic effect of these risks cannot be quantified at this time.

CONTINGENCY PLANS. Throughout 1999 the Company will determine if contingency planning is needed.



                                    12 of 25

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        GUIDANT LITIGATION

         On November 26, 1996, Guidant Corporation ("Guidant"), a competitor of Pacesetter and Ventritex, CPI (a wholly owned subsidiary of Guidant), Guidant Sales Corporation (a wholly owned subsidiary of CPI) ("GSC"), and Eli Lilly and Company (the former owner of CPI) ("Lilly") (collectively, the "Guidant Parties"), filed a lawsuit against St. Jude Medical, Inc., Pacesetter Inc. ("Pacesetter"), Ventritex Inc. ("Ventritex") and certain members of the Telectronics Group in State Superior Court in Marion County, Indiana (the "Telectronics Action"). The lawsuit alleges, among other things, that, pursuant to an agreement entered into in 1993, CPI and Lilly granted Ventritex certain intellectual property licenses relating to cardiac stimulation devices, and that such licenses would terminate upon the consummation of the merger of Ventritex into Pacesetter (the "Merger"). The lawsuit further alleges that, pursuant to an agreement entered into in 1994 (the "Telectronics Agreement"), CPI and Lilly granted the Telectronics Group certain intellectual property licenses relating to cardiac stimulation devices (the "CPI/Telectronics License"). The lawsuit seeks declaratory and injunctive relief, among other things, to prevent and invalidate the transfer of the Telectronics Agreement to Pacesetter in connection with Pacesetter's acquisition of Telectronics' assets (the "Telectronics Acquisition") and the application of license rights granted under the Telectronics Agreement to the manufacture and sale by Pacesetter of Ventritex's products following the consummation of the Merger.

         On December 17, 1996, St. Jude Medical, Pacesetter, Ventritex and the Telectronics Group removed the lawsuit to the United States District Court for the Southern District of Indiana, and filed a motion to dismiss the complaint or, in the alternative, to stay proceedings pending arbitration of the dispute pursuant to the arbitration provisions of the Telectronics' Agreement. On January 16, 1997, the Guidant Parties filed a motion to remand the lawsuit to Indiana state court which was granted in May 1997. St. Jude Medical, Pacesetter and Ventritex then filed a motion in Indiana state court to dismiss the complaint or, in the alternative, to stay the proceedings pending arbitration. This motion was denied by the Indiana state court on July 21, 1997.

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

                                    13 of 25

         St. Jude Medical and Pacesetter believe that the foregoing state and federal court complaints contain a number of significant factual inaccuracies concerning the Telectronics Acquisition and the terms and effects of the various intellectual property license agreements referred to in such complaints. For these reasons and others, St. Jude Medical and Pacesetter believe that the allegations set forth in the complaints are without merit, and they have vigorously defended their interests, and will continue to do so.

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



                                    14 of 25

         As a result of Eighth Circuit Court of Appeals' decision in favor of Pacesetter and the Telectronics Group, the United States District Court for the Southern District of Indiana issued an order on June 8, 1998 staying the case which the Federal Court Guidant Parties had brought against St. Jude Medical and Pacesetter. In addition, the State Superior Court in Marion County, Indiana also issued an order on June 18, 1998 staying the Telectronics Action. Finally, the United States District Court for the District of Minnesota issued an order on July 8, 1998 directing the arbitration requested by the Telectronics Group and Pacesetter to proceed. That court's order also requires Guidant to provide the Telectronics Group and Pacesetter with advance notice if it seeks to lift either of the stays that have been granted in the above cases.

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

OTHER LITIGATION AND PROCEEDINGS

From 1987 to 1991, Siemens AG through its Pacesetter and other affiliates ("Siemens") manufactured and sold approximately 32,000 of two models of pacemaker leads that have subsequently been discontinued, of which approximately 25,000 were sold in the U.S.




                                    15 of 25

When St. Jude acquired from Siemens substantially all of its worldwide cardiac rhythm management business ("Pacesetter"), the purchase agreement provided that St. Jude would assume liability for products liability claims which arose after September 30, 1994. Two class action suits were filed alleging that two pacemaker lead models, which had failed prior to March 25, 1995, were defective. These cases were settled by Siemens and St. Jude. St. Jude's portion of the settlement was approximately $4.2 million and Siemens paid a substantially larger amount. St. Jude's product liability insurance carrier, Steadfast, denied coverage for claims relating to these two pacemaker lead models in a suit against St. Jude. St. Jude and Steadfast settled the case prior to trial. As a result of the settlement, St. Jude is self-insured for the estimated 10,000 pacing leads of these two models that remain implanted.

Item 6.  EXHIBITS and REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit
         Number   Exhibit
         ------   -------
           2      Not applicable
           4      Rights Agreement dated as of July 16, 1997 between the Company and American Stock Transfer and Trust Company, as Rights Agent
                  including the Certificate of Designation, Preferences and
                  Rights of Series B Junior Preferred Stock is incorporated by reference to Exhibit 1 of the Registrant's Form 8A dated as of
                  August 6, 1997.
          10      Form of Employment Agreement that the Company has entered into with officers relating to severance matters in connection with a change in control.
          22      Not applicable
          23      Not applicable
          24      Not applicable
          27      Financial Data Schedule

         (b) Reports on Form 8-K
             None


                                    16 of 25

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                     ST. JUDE MEDICAL, INC.


November 13, 1998                    /s/ JOHN C. HEINMILLER
--------------------                 ----------------------------------
DATE                                 John C. Heinmiller
                                     Vice President Finance and
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)


                                    17 of 25