Form 10-K
period 1998-12-31
ST JUDE MEDICAL INC
filed 1999-03-26
CIK 203077

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

                             FORM 10-K ANNUAL REPORT

        [X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                           COMMISSION FILE NO. 0-8672

                             -----------------------

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

                                 (651) 483-2000
              (Registrant's telephone number, including area code)

                             -----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     COMMON STOCK ($.10 PAR VALUE)          PREFERRED STOCK PURCHASE RIGHTS
            (Title of class)                        (Title of Class)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                             -----------------------

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

                              Yes __X__    No _____

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.0 billion at March 11, 1999, when the closing sale price of such stock, as reported on the New York Stock Exchange, was $24.06.

         The number of shares outstanding of the Registrant's Common Stock, $.10 par value, as of March 11, 1999, was 84,246,363 shares.

         Portions of the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference in Parts I, II and IV. Portions of the Proxy Statement dated March 26, 1999, are incorporated by reference in
Part III.

                             -----------------------

         The exhibit index is set forth on pages 13 and 14. This Form 10-K consists of 69 pages, consecutively numbered 1 through 69.

===============================================================================

                             ST. JUDE MEDICAL, INC.

                                    1998 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         St. Jude Medical, Inc. ("St. Jude" or the "Company") designs, manufactures and markets medical devices and provides services for the cardiovascular segment of the medical device industry. The Company's products are distributed in more than 100 countries worldwide through a combination of direct sales personnel, independent manufacturers' representatives and distribution organizations. The main markets for the Company's products are the United States and Western Europe.

         Effective May 15, 1997, St. Jude acquired Ventritex, Inc., ("Ventritex") a California-based manufacturer of implantable cardioverter defibrillators (ICDs) and related products. ICDs are used to treat hearts that beat inappropriately fast.

         Effective November 29, 1996, St. Jude Medical's Pacesetter subsidiary acquired substantially all of the assets of Telectronics Pacing Systems, Inc. ("Telectronics"), a pacemaker company, and Medtel, a distribution company in the Asia-Pacific region. In addition to state-of-the-art pacing technologies, Telectronics enhanced the Company's cardiac rhythm management division operations by adding important intellectual property assets.

         Effective September 23, 1996, the Company acquired Newcor Industrial S.A. which owned most of the assets of Biocor(R) Industria E Pesquisas Ltd., a Brazilian manufacturer of tissue heart valves.

         Effective May 31, 1996, the Company acquired Daig Corporation ("Daig"), a Minnesota based manufacturer of specialized cardiovascular catheters and related products for the electrophysiology and interventional cardiology markets.

         St. Jude provides products and services for two industry segments: cardiac rhythm management and heart valve disease management. Substantially all of its operations and assets are attributable to cardiovascular medical devices. The Cardiac Rhythm Management Division (CRMD) is responsible for the Company's cardiac rhythm management products including bradycardia pulse generators (pacemakers), leads (insulated wires) and programmers and tachycardia implantable cardioverter defibrillators, leads and programmers. CRMD also provides a broad array of catheter product offerings for interventional cardiology, and electrophysiology catheters for diagnostic mapping of the heart, ablation of malfunctioning heart tissue and temporary cardiac pacing catheters. The Heart Valve Division is responsible for the Company's heart valve disease management products including mechanical and tissue heart valves and annuloplasty rings. In addition, the Company maintains geographically based sales and marketing organizations which are responsible for marketing, sales and distribution of the Company's and third party products in Europe, Africa, the Middle East, Japan, Canada, Latin America and the Asia-Pacific region.

         Typically, the Company's net sales are somewhat higher in the first and second quarters and lower in the third and fourth quarters. This results from patient tendency to defer, if possible, cardiac procedures during the summer months and from the seasonality of the domestic and Western European markets where summer vacation schedules normally result in fewer surgical procedures. Manufacturers' representatives randomly place large orders which can distort the net sales pattern noted above. In addition, new product introductions, acquisitions, and regulatory approvals can modify the expected net sales pattern.

         In 1998, approximately 72% of net sales were derived from cardiac rhythm management products, and approximately 28% from heart valve disease management products. Approximately 59% of the Company's 1998 net sales were in the U.S. market, which was consistent with 1997 results.

CARDIAC RHYTHM MANAGEMENT
         The Cardiac Rhythm Management Division is headquartered in Sylmar, California and has manufacturing facilities in California, Arizona, Minnesota, South Carolina and Sweden. Pacesetter(R) pacemakers and related systems treat patients with hearts that beat inappropriately slow, a condition known as bradycardia. Ventritex(R) ICDs and related systems treat patients with hearts that beat inappropriately fast, a condition known as tachycardia. Daig(R) specialized disposable cardiovascular catheters and related devices are used in the electrophysiology and interventional cardiology markets.

         Typically implanted pectorally, just below the collarbone, pacemakers monitor the heart's rate and, when necessary, deliver low-level electrical impulses that stimulate an appropriate heartbeat. The pacemaker is connected to the heart by one or two leads that carry the electrical impulses to the heart and information from the heart back to the pacemaker. An external programmer enables the physician to retrieve diagnostic information from the pacemaker and reprogram the device in accordance with the patient's changing needs. Single-chamber pacemakers stimulate only one chamber of the heart (atrium or ventricle), while dual-chamber devices can sense and pace in both the upper and lower chambers.

         CRMD's current Pacesetter(R) pacing products include the January 1999 FDA approved Affinity(R) and the Trilogy(R) family of pacemakers, containing the proven Omnisense(TM) activity-based sensor, and the Tempo(TM) pacemaker family, which uses fifth-generation Minute Ventilation sensor technology. These pacemaker families are highly automatic and contain many advanced features and diagnostic capabilities to optimize cardiac therapy. All are small and physiologic in shape to enhance patient comfort.

         Outside the United States, CRMD also offers the world's smallest single-chamber pacemaker, the Microny(TM) SR+, and the Regency(TM) pacemaker families, which are in clinical trials in the United States. The Affinity(R) and Regency(TM) families of pacemakers, as well as the Microny(TM) SR+, all offer the unique feature of AutoCapture(TM) pacing system. The AutoCapture(TM) pacing system is a proprietary technology that enables the pacemaker to monitor every paced beat for heart capture, deliver a back-up pulse in the event of noncapture, continuously measure threshold, and make adjustments in energy output to match changing patient needs.

         CRMD's current pacing leads include the active-fixation Tendril(R) DX family and the passive-fixation Passive Plus(R) DX family which are available worldwide, and the passive-fixation Membrane(TM) EX family which is currently available outside the United States. All three lead families feature steroid elution, which helps suppress the body's inflammatory response to a foreign object, are designed to maximize energy efficiency and promote pacing system longevity.

         CRMD offers two pacemaker programmers, the APS(TM) III patient management system, and the highly portable APS(TM)(mu) (micro), which allow the physician to efficiently utilize the extensive diagnostic and therapeutic capabilities of CRMD's pacemakers.

         CRMD's Ventritex(R) ICDs monitor the heartbeat and deliver higher energy electrical impulses, or "shocks," to terminate ventricular tachycardia
(VT) and ventricular fibrillation (VF). In ventricular tachycardia, the lower chambers of the heart contract at an abnormally rapid rate and typically deliver less blood to the body's tissues and organs. VT can progress to VF, in which the heart beats so rapidly and erratically that it can no longer pump blood. Like pacemakers, defibrillators are typically implanted pectorally, connected to the heart by leads, and programmed non-invasively. The current Ventritex offerings include the Angstrom(TM) MD, Contour(R) MD and Profile(TM) MD ICDs.

         These ICDs are used with the dual electrode Ventritex(R) SPL(R) and single electrode Ventritex(R) TVL(R) transvenous leads, which have superior handling characteristics and performance. Ventritex ICDs are currently programmed with the recently introduced PR-3500 and PR-1500 programmers.

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

         HVD offers both mechanical and tissue replacement heart valves and valve repair products. The St. Jude Medical(R) mechanical heart valve has been implanted in over 900,000 patients to date. The Company markets the Toronto SPV(R) stentless tissue valve, the world's leading stentless tissue valve and the SJM(R) Biocor(TM) tissue valves. The Company received FDA approval for the U.S. market release of the Toronto SPV(R) in November 1997 at which time the product was launched and physician training commenced. The SJM Epic(TM) tissue heart valve received European regulatory approval in late 1998 and is expected to be launched in Europe in 1999.

         Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral heart valves. The Company has executed a license agreement with Professor Jacques Seguin to manufacture and market an advanced semi-rigid annuloplasty ring. The SJM(R) Seguin annuloplasty ring was cleared by the FDA for

U.S. release during first quarter 1997. The SJM Tailor(TM) annuloplasty ring received worldwide regulatory approvals in late 1998 and is expected to be launched worldwide in early 1999.

         HVD has also entered into other relationships to provide additional products and services for heart valve disease management, including:

    1) An agreement with LifeNet Transplant Services which enables HVD to assist in the marketing of human donated allograft heart valves.
    2) An alliance with Boehringer Mannheim Corporation which provides valve patients the opportunity to use a home test kit for measuring anticoagulation levels.
    3) A worldwide license agreement with Spire Corporation to utilize their proprietary anti-bacterial silver coating (Silzone(TM)) on the sewing cuffs of heart valves and related products.

SUPPLIERS
         The Company purchases raw materials and other items from numerous suppliers for use in its products. The Company maintains sizable inventories of up to three years of its projected requirements for certain materials, some of which are available only from a single vendor. The Company has been advised from time to time that certain of these vendors may terminate sales of products to customers that manufacture implantable medical devices in an effort to reduce their potential products liability exposure. Some of these vendors have modified their positions and have indicated a willingness to either temporarily continue to provide product until such time as an alternative vendor or product can be qualified or to reconsider the supply relationship. While the Company believes that alternative sources of raw materials are available and that there is sufficient lead time in which to qualify such other sources, any supply interruption could have a material adverse effect on the Company's ability to manufacture its products.

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

         CRMD has traditionally been a technological leader in the bradycardia pacemaker market. Two other companies and CRMD account for well over eighty percent of the worldwide bradycardia pacemaker net sales. The Company has strong market share positions in all major developed markets.

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

MARKETING
         The Company's products are sold in over 100 countries throughout the world. No distributor organization or single customer accounted for more than 10% of 1998 net sales.

         In the United States, St. Jude sells directly to hospitals through a combination of independent manufacturers' representatives and an employee based sales organization for its pacemaker products and through employee based sales organizations for its heart valve and catheter products. In Western Europe, the Company has an employee based sales organization selling in 14 countries. Throughout the rest of the world the Company uses a combination of independent distributor and direct sales organizations.

         Payment terms worldwide are consistent with local practice. Orders are shipped as they are received and, therefore, no material back orders exist.

RESEARCH AND DEVELOPMENT
         The Company is focused on the development of new products and improvements to existing products. In addition, research and development expense reflects the Company's efforts to obtain FDA approval of certain products and processes and to maintain the highest quality standards of existing products. The Company's research and development expenses, exclusive of purchased research and development, were $99,756,000 (9.8% of net sales), $104,693,000 (10.5%) and
$107,644,000 (12.3%) in 1998, 1997 and 1996, respectively.

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

         In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized and it has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA also conducts inspections prior to approval of a PMA to determine compliance with the quality system regulations which covers manufacturing and design and may, at any time after approval of a PMA or granting of a 510(K), conduct periodic inspections to determine compliance with both good manufacturing practice regulations and/or current medical device reporting regulations. If the FDA were to conclude that St. Jude was not in compliance with applicable laws or regulations, it could institute proceedings to detain or seize products, issue a recall, impose operating restrictions, assess civil penalties and recommend criminal prosecution to the Department of Justice. Furthermore, the FDA could proceed to ban, or request recall, repair, replacement or refund of the cost of, any device manufactured or distributed.

         The FDA also regulates record keeping for medical devices and reviews hospital and manufacturers' required reports of adverse experiences to identify potential problems with FDA authorized devices. Aggressive regulatory action may be taken due to adverse experience reports.

         Diagnostic-related groups ("DRG") reimbursement schedules regulate the amount the United States government, through the Health Care Financing Administration ("HCFA"), will reimburse hospitals and doctors for the inpatient care of persons covered by Medicare. In response to rising Medicare and Medicaid costs, several legislative proposals have been advanced which would restrict future funding increases for these programs. While the Company has been unaware of significant domestic price resistance directly as a result of DRG reimbursement policies, changes in current DRG reimbursement levels could have an adverse effect on its domestic pricing flexibility.

         St. Jude Medical's business outside the United States is subject to medical device laws in individual foreign countries. These laws range from extensive device approval requirements in some countries for all or some of the Company's products to requests for data or certifications in other countries. Generally, regulatory requirements are increasing in these countries. In the European Economic Community ("EEC"), the regulatory systems have been harmonized and approval to market in EEC countries (the CE Mark) can be obtained through one agency. In addition, government funding of medical procedures is limited and in certain instances being reduced.

         The Office of the Inspector General (the "OIG") of the United States Department of Health and Human Services ("HHS") is currently conducting an investigation regarding possible hospital submissions of improper claims to Medicare/Medicaid programs for reimbursement for procedures using cardiovascular medical devices that were not approved for marketing by the FDA at the time of use. Beginning in June 1994, approximately 130 hospitals received subpoenas from HHS seeking information with respect to reimbursement for procedures using cardiovascular medical devices (including certain products manufactured by the Company) that were subject to investigational exemptions or that may not have been approved for marketing by the FDA at the time of use. The subpoenas also sought information regarding various types of remuneration, including payments, gifts, stock and stock options, received by the hospital or its employees from manufacturers of medical devices. Civil and criminal sanctions may be imposed against any person participating in an improper claim for reimbursement under Medicare/Medicaid. The OIG's investigation and any related change in reimbursement practices may discourage hospitals from participating in clinical trials or from including Medicare and Medicaid patients in clinical trials, which could lead to increased costs in the development of new products. St. Jude believes it is too early to predict the possible outcome of this matter or when it will be resolved. There can be no assurance that the OIG's investigation or any changes in third-party payors' reimbursement practices will not materially adversely affect the medical device industry in general or the Company in particular. In 1995, HCFA, part of HHS, issued a regulation clarifying that certain medical devices subject to investigational requirements under the Act may qualify for reimbursement. In April 1996, a Federal District Court in California declared the HCFA's governmental guidelines, denying reimbursement for investigational devices, to be invalid. After an appeal, the district court has again found the regulation invalid and the government has appealed again. There can be no assurance that the OIG's investigation or any resulting or related changes in third-party payors' reimbursement practices will not materially adversely affect the medical device industry in general or St. Jude Medical in particular.

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

         While the Company believes design, development, regulatory and marketing aspects of the medical device business represent the principal barriers to entry into such business, it also recognizes that its patents and license rights may make it more difficult for its competitors to market products similar to those produced by the Company. St. Jude can give no assurance that any of its patent rights, whether issued, subject to license or in process, will not be circumvented or invalidated. Further, there are numerous existing and pending patents on medical products and biomaterials. There can be no assurance that the Company's existing or planned products do not or will not infringe such rights or that others will not claim such infringement. The Company's principal patent covering its mechanical heart valve expired in the United States in July 1998. No assurance can be given that the Company will be able to prevent competitors from challenging the Company's patents or entering markets currently served by the Company.

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

EMPLOYEES
         As of December 31, 1998, the Company had 3,984 full-time employees. It has never experienced a work stoppage as a result of labor disputes and none of its employees are represented by a labor organization, with the exception of the Company's Swedish employees and certain employees in France.

INDUSTRY SEGMENT AND INTERNATIONAL OPERATIONS
         St. Jude Medical provides products and services for two industry segments: cardiac rhythm management and heart valve disease management. The Company's domestic and foreign net sales, operating profit and identifiable assets are described in Note 9 to the Consolidated Financial Statements on pages 44 and 45 of the 1998 Annual Report to Shareholders and are incorporated herein by reference.

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

ITEM 2.  PROPERTIES
         St. Jude Medical's principal executive offices are owned and are located in St. Paul, Minnesota. Manufacturing facilities are located in California, Minnesota, Arizona, South Carolina, Canada, Brazil, Puerto Rico and Sweden. Approximately 69%, or 352,000 square feet, of the total manufacturing space is owned by the Company and the balance is leased.

         The Company also maintains sales and administrative offices inside the United States at 14 locations in 6 states and outside the United States at 40 locations in 22 countries. With the exception of one location, all of these locations are leased.

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

         An arbitrator for the arbitration has been selected by the parties. The arbitrator has issued some interim rulings and the parties are presently waiting for the arbitrator's further instructions to proceed with the arbitration.

         On December 23, 1998, the Guidant Parties gave the Telectronics Group and Pacesetter notice of their intent to seek to lift the stay of proceedings which had been issued in the federal court action in Indiana. On January 11, 1999, the Federal Court Guidant Parties served a copy of their motion to lift stay upon the Telectronics Group and Pacesetter. All parties have provided written briefs on this matter to the federal court in Indiana and are awaiting a ruling from the court.

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

         OTHER LITIGATION AND PROCEEDINGS
         On December 16, 1998, the Company began a lawsuit in federal court in Los Angeles seeking a declaration that it was permitted to hire certain sales representatives who previously had worked for Intermedics, which was acquired by Guidant. The Company's CRMD unit has hired 14 such representatives as of March 16, 1999, six of whom had no written agreement with Intermedics or Guidant. Guidant has filed a counterclaim in the lawsuit seeking damages from the Company for the hiring of these representatives and for their activities as sales representatives of CRMD. The Company intends to vigorously assert its position in this litigation.

         The Company is unaware of any other pending legal proceedings which it regards as likely to have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

Name                         Age                               Position*
--------------------------   ---   ------------------------------------------------------------------
Ronald A. Matricaria         56    Chairman (1995) and Chief Executive Officer (1993)
Fred B. Parks                51    President and Chief Operating Officer (1998)
Daniel J. Starks             44    Chief Executive Officer, Cardiac Rhythm Management Division (1997)
                                   and Daig (1996)
Terry L. Shepherd            46    President, Heart Valve Division (1994)
Patrick P. Fourteau          51    President, International (1998)
Michael J. Coyle             36    President Daig (1997)
John P. Berdusco             62    Vice President, Administration (1993)
Peter L. Gove                51    Vice President, Corporate Relations (1994)
John C. Heinmiller           44    Vice President, Finance and Chief Financial Officer (1998)
Kevin T. O'Malley, Esq.      47    Vice President and General Counsel (1994)
Robert Cohen                 41    Vice President Business and Technology Development (1998)

-----------------------
*Dates in brackets indicate period during which the named executive officers began serving in such capacity.

         Executive officers serve at the pleasure of the Board of Directors.

         Mr. Matricaria's business experience is set forth in the Company's definitive Proxy Statement dated March 25, 1999 under the Section "Election of Directors." The information is incorporated herein by reference.

         Dr. Parks' resigned from the Company effective March 31, 1999.

         Mr. Stark's business experience is set forth in the Company's definitive Proxy Statement dated March 25, 1999 under the section "Election of Directors." The information is incorporated herein by reference.

         Mr. Shepherd joined the Company in 1994 as President of the St. Jude Medical Division. Prior to joining St. Jude, Mr. Shepherd was President and CEO of Hybritech, Inc. where he had been employed for 3 years. Prior to that, Mr. Shepherd held various management positions at Cardiac Pacemakers, Inc. (CPI) and Eli Lilly & Company where he worked for 15 years. Hybritech and CPI were both wholly owned subsidiaries of Eli Lilly & Company. Effective May 5, 1999, Mr. Shepherd has been appointed as the President and Chief Executive Officer of St. Jude Medical, Inc.

         Mr. Fourteau joined the Company in 1995 as President of St. Jude Medical Europe. He was appointed President of the Pacesetter Division in May 1996. Mr. Fourteau was appointed as President of the International Division in 1998. Prior to joining the Company, he was employed by Eli Lilly & Company for 19 years in various positions including his last position of vice president of pharmaceutical operations for Lilly International.

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

         Mr. O'Malley joined the Company in 1994 as Vice President and General Counsel. Prior to joining St. Jude, Mr. O'Malley was employed by Eli Lilly & Company for 15 years in various positions including his last position of General Counsel of the Medical Device and Diagnostics Division.

         Mr. Heinmiller joined the Company in 1998 as Vice President of Corporate Business Development. In September 1998 he was appointed Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Heinmiller was president of F3 Corporation, a privately held asset management company, and was vice president of finance and administration for Daig Corporation. Mr. Heinmiller is also a former audit partner in the Minneapolis office of Grant Thornton, a national public accounting firm, where he managed the firm's relationship with a number of clients. Mr. Heinmiller is a director of Lifecore Biomedical, Inc., Arctic Cat, Inc. and former director of Daig Corporation.

         Mr. Cohen joined the Company in 1998 as Vice President, Business and Technology Development. Prior to joining the Company, he was employed by Sulzer Medica. During his 16-year career in the medical device industry, Mr. Cohen has been associated with Pfizer Inc. and GCI Medical, an investment firm focused on the medical technology industry.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS
         The information set forth under the captions "Dividends" and "Stock Exchange Listing" on pages 30 and 48 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
         The information set forth under the caption "Five Year Summary of Selected Financial Data" on page 47 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION
         The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 25 through 32 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         The information appearing under the caption "Market Risk Sensitive Instruments" one page 29 of the Company's 1998 Annual Report to shareholders is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         The following Consolidated Financial Statements of the Company and Report of Independent Auditors set forth on pages 33 through 46 of the Company's 1998 Annual Report to Shareholders are incorporated herein by reference:

         Consolidated Statements of Income - Years ended December 31, 1998, 1997 and 1996

         Consolidated Balance Sheets - December 31, 1998 and 1997

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998, 1997, and 1996

         Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement dated March 26, 1999, is incorporated herein by reference. Information on executive officers is set forth in Part I,
Item 4A hereto.

ITEM 11. EXECUTIVE COMPENSATION
         The information set forth under the caption "Executive Compensation and Other Information" and "Election of Directors" in the Company's definitive Proxy Statement dated March 26, 1999, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT
         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive Proxy Statement dated March 26, 1999, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement dated March 26, 1999, is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

         (1)  FINANCIAL STATEMENTS

              The following Consolidated Financial Statements of the Company and Report of Independent Auditors as set forth on pages 33 through 46 of the Company's 1998 Annual Report to Shareholders are incorporated herein by reference:

              Consolidated Statements of Income - Years ended December 31, 1998, 1997 and 1996

              Consolidated Balance Sheets - December 31, 1998 and 1997

              Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998, 1997, and 1996

              Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

              Notes to Consolidated Financial Statements


         (2)  FINANCIAL STATEMENT SCHEDULE

              The following financial statement schedule is filed as part of this Form 10-K Annual Report:

   SCHEDULE                                                                                    PAGE
    NUMBER                                     DESCRIPTION                                    NUMBER
----------------    -------------------------------------------------------------------    ------------
      II            Valuation and Qualifying Accounts                                          16

         The report of the Company's Independent Auditors with respect to the above-listed financial statements is set forth in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference and with respect to the financial statement schedule is incorporated by reference to Exhibit 23 attached hereto.

         All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable.

         (3)  EXHIBITS

                                                                                               PAGE
    EXHIBIT                                   EXHIBIT INDEX                                   NUMBER
----------------    -------------------------------------------------------------------    ------------
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

     10.2           Employment  letter  dated as of  November  8,  1996,  between  the         17
                    Company to Ronald A. Matricaria.*

                                                                                               PAGE
    EXHIBIT                                   EXHIBIT INDEX                                   NUMBER
----------------    -------------------------------------------------------------------    ------------
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

     10.4           Form of  Employment  Agreement  that the Company has entered  into         21
                    with officers  relating to severance  matters in connection with a change in control.*

     10.5           Retirement  Plan for members of the Board of  Directors as amended         ---
                    on March 15, 1995,  is  incorporated  by reference to Exhibit 10.6 of the  Company's  Form  10-K  Annual  Report  for the year  ended
                    December 31, 1994.*

     10.6           Management  Savings Plan dated  February 1, 1995, is  incorporated         ---
                    by  reference to Exhibit  10.7 of the  Company's  Form 10-K Annual
                    Report for the year ended December 31, 1994.*

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

                                                                                               PAGE
    EXHIBIT                                   EXHIBIT INDEX                                   NUMBER
----------------    -------------------------------------------------------------------    ------------
     10.11          The St. Jude Medical Inc.  1997 Stock Option Plan is  incorporated         ---
                    by  reference to the  Company's  Form S-8  Registration  Statement
                    dated December 22, 1997 (Commission File No. 333-42945).*

     10.12          The Management  Incentive  Compensation  Plan is  incorporated  by         ---
                    reference  to  Appendix  A  of  the  Company's   definitive  Proxy
                    Statement dated March 27, 1995.*

     10.13          Employment  letter  dated as of  February  23,  1999,  between the         31
                    Company and Ronald A. Matricaria.*

     10.14          Letter of  understanding  dated as of March 1, 1999,  between  the         34
                    Company and Fred B. Parks.*

     10.15          Employment  Agreement  effective  as of May 5,  1999  between  the         38
                    Company and Terry L. Shepherd.*

      13            Portions  of  the  1998   Annual   Report  to   Shareholders   are         43
                    incorporated by reference in this Form 10-K Annual Report.

      21            Subsidiaries of the Company                                                67

      23            Consent of Independent Auditors                                            68

      27            Financial Data Schedule                                                    69

-----------------------------
* Management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 1998 No reports on Form 8-K were filed by the Company during the fourth quarter 1998.

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

                                 ST. JUDE MEDICAL, INC.



Date:  March 26, 1999            By  /s/ RONALD A. MATRICARIA
                                    -------------------------
                                    Ronald A. Matricaria
                                    CHIEF EXECUTIVE OFFICER
                                    (PRINCIPAL EXECUTIVE OFFICER)


                                 By  /s/ JOHN C. HEINMILLER
                                    -----------------------
                                    John C. Heinmiller
                                    VICE PRESIDENT, FINANCE AND
                                    CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

  /s/ RONALD A. MATRICARIA      Director    3/26/99            /s/ WALTER L. SEMBROWICH       Director     3/26/99
---------------------------                                  --------------------------
Ronald A. Matricaria                                         Walter L. Sembrowich

  /s/ LOWELL C. ANDERSON        Director    3/26/99            /s/ DANIEL J. STARKS           Director     3/26/99
---------------------------                                  --------------------------
Lowell C. Anderson                                           Daniel J. Starks

  /s/ PAUL J. CHIAPPARONE       Director    3/26/99                                           Director     3/26/99
---------------------------                                  --------------------------
Paul J. Chiapparone                                          Roger G. Stoll

                                Director    3/26/99            /s/ DAVID A. THOMPSON          Director     3/26/99
---------------------------                                  --------------------------
Stuart M. Essig                                              David A. Thompson

  /s/ THOMAS H. GARRETT III     Director    3/26/99            /s/ GAIL R. WILENSKY           Director     3/26/99
---------------------------                                  --------------------------
Thomas H. Garrett III                                        Gail R. Wilensky

  /s/ WALTER F. MONDALE         Director    3/26/99
---------------------------
Walter F. Mondale

                     ST. JUDE MEDICAL, INC. AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1998

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


                 COL. A                      COL. B             COL. C             COL. D        COL. E
---------------------------------------   ------------  ----------------------  ------------  -----------
               DESCRIPTION                 BALANCE AT    ADDITIONS CHARGED TO                  BALANCE AT
                                          BEGINNING OF  ----------------------                  END OF
                                             PERIOD      EXPENSE      OTHER      DEDUCTIONS     PERIOD
---------------------------------------   ------------  ---------   ----------  ------------  -----------
Year ended December 31, 1998
           Allowance for doubtful
           accounts(3)                    $ 12,712       $    14         $       $   374(1)    $ 12,352
           Products liability claims
           reserve(4)                        6,205            --        --         1,814(2)       4,391

Year ended December 31, 1997
           Allowance for doubtful
           accounts(3)                       8,160           678     4,037(5)        163(1)      12,712
           Products liability claims
           reserve(4)                        8,304            --        --         2,099(2)       6,205

Year ended December 31, 1996
           Allowance for doubtful
           accounts(3)                       9,845           650        13(5)      2,348(1)       8,160
           Products liability claims
           reserve(4)                        8,558            --        --           254(2)       8,304

-------------------------
(1)      Uncollectible accounts written off, net of recoveries.
(2)      Claims settled, including settlements paid.
(3)      Deducted from accounts receivable on the balance sheet.
(4)      Included in other accrued expenses on the balance sheet.
(5)      Balance assumed through acquisitions.