Form 10-Q
period 1999-03-31
ST JUDE MEDICAL INC
filed 1999-05-10
CIK 203077

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1999                 Commission File Number 0-8672
                  --------------                                        ------


                             ST. JUDE MEDICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MINNESOTA                                    41-1276891
---------------------------------           ------------------------------------
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


                                 Not Applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES  X      NO
    ---        ---

The number of shares of common stock, par value $.10 per share, outstanding at May 1, 1999 was 84,265,398.

This Form 10-Q consists of 30 pages consecutively numbered.

The Exhibit Index to this Form 10-Q is set forth on page 18.


                                     1 of 30

PART I   FINANCIAL INFORMATION

                             ST. JUDE MEDICAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                              ENDED
                                            MARCH 31
                                     -----------------------
                                        1999         1998
                                     ---------     ---------

Net sales                            $ 266,734     $ 257,488
Cost of sales                           93,461        98,226
                                     ---------     ---------
Gross profit                           173,273       159,262

Selling, general & administrative       96,423        92,064
Research & development                  27,143        22,213
In-process research & development       47,775            --
                                     ---------     ---------

Operating profit                         1,932        44,985
Other expense, net                      (4,631)         (101)
                                     ---------     ---------

Income (loss) before taxes              (2,699)       44,884

Income tax provision                     9,358        15,709
                                     ---------     ---------

Net income (loss)                    $ (12,057)    $  29,175
                                     =========     =========

Earnings (loss) per common share:
         Basic                       $   (0.14)    $    0.32
                                     =========     =========
         Diluted                     $   (0.14)    $    0.32
                                     =========     =========
Average shares outstanding:
         Basic                          84,194        90,573
         Diluted                        84,194        91,315



See notes to condensed consolidated financial statements.

                                     2 of 30

                             ST. JUDE MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                             MARCH 31       DECEMBER 31
                                                               1999             1998
                                                            (Unaudited)      (See Note)
                                                            -----------     -----------
ASSETS
Current assets:
     Cash and cash equivalents                              $    14,224     $     3,775
     Marketable securities                                       78,734          84,215
     Accounts receivable, less allowance
        (1999 $12,536; 1998 - $12,352)                          289,783         282,071
     Inventories
        Finished goods                                          124,362         126,927
        Work in process                                          35,675          35,130
        Raw materials                                            86,848          83,522
                                                            -----------     -----------
     Total inventories                                          246,885         245,579
     Other current assets                                        73,306          66,824
                                                            -----------     -----------
Total current assets                                            702,932         682,464
Property, plant and equipment                                   525,555         512,390
     Less accumulated depreciation                             (198,903)       (184,131)
                                                            -----------     -----------
Net property, plant and equipment                               326,652         328,259
Other assets                                                    502,922         373,889
                                                            -----------     -----------
TOTAL ASSETS                                                $ 1,532,506     $ 1,384,612
                                                            ===========     ===========
LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                       $   237,804     $   203,397
Long-term debt                                                  520,795         374,995
Contingencies
Shareholders' equity:
     Preferred stock, par value $1.00 per share -
        25,000,000 shares authorized; no shares issued
     Common stock, par value $.10 per share -
        250,000,000 shares authorized; issued and
        outstanding 1999 - 84,248,613 shares;
        1998 - 84,174,699 shares                                  8,425           8,417
     Additional paid-in capital                                   7,842           6,656
     Retained earnings                                          804,883         816,940
     Accumulated other comprehensive income:
        Cumulative translation adjustment                       (51,259)        (33,242)
        Unrealized gain on available-for-sale securities          4,016           7,449
                                                            -----------     -----------
Total shareholders' equity                                      773,907         806,220
                                                            -----------     -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $ 1,532,506     $ 1,384,612
                                                            ===========     ===========


NOTE: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                                     3 of 30

                             ST. JUDE MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31

                                                                1999         1998
                                                             ----------    ---------
Operating Activities:
      Net income (loss)                                      $ (12,057)    $  29,175
      Depreciation and amortization                             19,608        16,459
      In-process research and development                       47,775            --
      Net investment gain                                           --        (1,220)
      Working capital change                                    (6,065)      (37,149)
                                                             ---------     ---------

      Net cash provided by operating activities                 49,261         7,265
                                                             ---------     ---------

Investment Activities:
      Purchases of property, plant and equipment                (9,675)      (19,978)
      Sales of available-for-sale securities, net                   --        38,877
      Acquisition of business                                 (167,000)           --
      Other investing activities                                (7,487)        2,267
                                                             ---------     ---------

      Net cash provided by (used in) investing activities     (184,162)       21,166
                                                             ---------     ---------

Financing Activities:
      Proceeds from exercise of stock options                      838         1,771
      Common stock repurchased                                      --      (304,169)
      Net borrowings under lines of credit                     145,800       267,500
                                                             ---------     ---------

      Net cash provided by (used in) financing activities      146,638       (34,898)
                                                             ---------     ---------

Effect of currency exchange rate changes on cash                (1,288)         (677)
                                                             ---------     ---------

Increase (decrease) in cash and cash equivalents                10,449        (7,144)
Cash and cash equivalents at beginning of year                   3,775        28,530
                                                             ---------     ---------

Cash and cash equivalents at end of period                   $  14,224     $  21,386
                                                             =========     =========


See notes to condensed consolidated financial statements.

                                     4 of 30

                             ST. JUDE MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications of previously reported amounts have been made to conform with the current year presentation.


NOTE 2 - CONTINGENCIES

The Company is involved in various products liability lawsuits, claims and proceedings of a nature considered normal to its business. Subject to self-insured retentions, the Company has products liability insurance sufficient to cover such claims and suits. The Company's product liability insurance policies exclude coverage for two discontinued Pacesetter lead models. These discontinued lead models were the subject of class action product liability suits that have been settled. Management believes losses that might be sustained from such actions would not have a material adverse effect on the Company's liquidity or financial condition, but could potentially be material to the net income of a particular future period if resolved unfavorably.

NOTE 3 - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" requires the Company to include in Other Comprehensive Income unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, net of taxes. Other comprehensive income
(loss) for the first quarter 1999 and 1998 was ($21,451) and $16,004, respectively. Total comprehensive income (loss) combines reported net income and other comprehensive income (loss). Total comprehensive income (loss) for the quarters ended March 31, 1999 and 1998 was ($33,508) and $45,179, respectively.

NOTE 4 - SPECIAL CHARGE UPDATE

The Company recorded special charge accruals of $52,926 and $58,669 in 1996 and 1997, respectively. These special charges have decreased by $50,761 and $48,831, respectively, for cash payments since the date recorded.



                                    5 of 30

NOTE 5 - EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted earnings per share. There were no adjustments to the numerator.

                                                  1999            1998
                                              ------------     -----------
Numerator:
       Net income (loss)                      $    (12,057)    $    29,175
Denominator:
       Basic-weighted shares outstanding        89,194,000      90,573,000
       Effect of dilutive securities:
            Employee stock options                      --         690,000
            Restricted shares                           --          52,000
                                              ------------     -----------
       Diluted-weighted shares outstanding      89,194,000      91,315,000
                                              ============     ===========
Basic earnings (loss) per share               $       (.14)    $       .32
                                              ============     ===========
Diluted earnings (loss) per share             $       (.14)    $       .32
                                              ============     ===========


Diluted shares outstanding have not been adjusted in 1999 for the effect of the Company's employee stock options or the Company's convertible debentures because the result would have been anti-dilutive.

NOTE 6 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: Cardiac Rhythm Management (CRM) and Heart Valve Disease Management (HVDM). The Company's Cardiac Rhythm Management Division and its Daig Division have been aggregated for CRM. The CRM segment develops, manufactures and distributes bradycardia pulse generators and leads, tachycardia implantable cardioverter defibrillators, electophysiology catheters and cardiology catheters. The HVDM segment develops, manufactures and distributes mechanical and tissue heart valves and valve repair products. Both segments sell their products through a combination of direct sales representatives and independent sales representatives.

Segment performance is evaluated based on worldwide operating results. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There were no inter-segment sales or transfers.

The Company's reportable segments are business units that offer different products to distinct customers. These segments are each managed separately because they manufacture different products with discrete manufacturing processes.



                                    6 of 30

Quarter Ended March 31, 1999
                                     CRM            HVDM      All Other (1)      Total
                                     ---            ----      -------------      -----
Net sales to external customers    $192,441        $74,293       $    --        $266,734
Operating profit (2), (3)          $ 18,259        $39,894       $(8,446)       $ 49,707

Quarter Ended March 31, 1998

Net sales to external customers    $184,332        $73,156       $    --        $257,488
Operating profit                   $ 12,668        $38,431       $(6,114)       $ 44,985


(1) Amounts included in All Other relate primarily to Corporate, special charges and purchased R&D.
(2) All Other includes purchased research and development charges of $47,775 for 1999.
(3) Other income (expense), net was excluded from this table because this financial information is not used by the chief operating decision maker to evaluate segment performance and must be added to operating profit to reconcile to income before taxes.

The only material change to the segment assets reported in the 1998 annual report was the Angio-Seal goodwill of approximately $130,000 recorded by CRM.


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



                                    7 of 30

                             St. Jude Medical, Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS:

INTRODUCTION. Effective March 16, 1999, the Company acquired the assets of Angio-Seal, a manufacturer of puncture wound management products. This transaction was accounted for under the purchase acccounting method. The Company's reported results for 1999 include Angio-Seal subsequent to March 16, 1999.

NET SALES. Net sales for the first quarter 1999 totaled $266,734, a 3.6% increase over the $257,488 reported in the first quarter of 1998. Favorable foreign currency translation effects due to a weaker U.S. dollar increased first quarter net sales by approximately $2,400, or 1%.

Cardiac rhythm management net sales of $192,441 were $8,109, or 4.4% higher than the $184,332 recorded in the first quarter of 1998. The first quarter of 1999 included $2,400 of Angio-Seal sales. The increase was mainly attributable to higher implantable cardioverter defibrillator (ICD) and electrophysiology (EP) catheter net sales that were partially offset by lower bradycardia net sales.

Heart valve disease management net sales totaled $74,293, a 1.6% increase over the $73,156 recorded in the comparable quarter of 1998. The increase was primarily due to strong mechanical heart valve sales in certain international markets, the continued success of the Toronto SPV(R) stentless porceine valve in the U.S. market and strong net sales of the European SJM Biocor (TM) stented tissue valve.

GROSS PROFIT. The first quarter 1999 gross profit totaled $173,273, or 65.0% of net sales as compared to $159,262, or 61.9% of net sales recorded in the first quarter of 1998. The increase in gross profit and gross profit margin was primarily due to increased net sales and lower heart valve and cardiac rhythm management manufacturing costs.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased in the first quarter of 1999 to $96,423 from $92,064 reported in the comparable quarter of 1998. The 4.7% increase resulted principally from expenses associated with higher net sales, Year 2000 compliance costs, the effects of the weaker U.S. dollar and transaction costs associated with the purchase of the Angio-Seal assets.

RESEARCH AND DEVELOPMENT. Research and development expenses totaled $27,143 in the first quarter of 1999, a $4,930 increase over the $22,213 recorded in the first quarter of 1998. The increase resulted mainly from higher spending relating to ICD and EP catheter development projects.



                                    8 of 30

IN-PROCESS RESEARCH AND DEVELOPMENT. In the first quarter of 1999, the Company recorded a $47,775 in-process research and development charge. An independent appraisal firm completed an appraisal of the intangible assets that were acquired from Angio-Seal, including in-process research and development. Based on this appraisal, under generally accepted accounting principles for purchase accounting, the Company expensed the value of the in-process research and development.

OTHER INCOME (EXPENSE):  Other income (expense), net consisted of the following:

                                       March 31, 1999          March 31, 1998
                                       --------------          --------------
Interest income                               $719                $1,303
Interest expense                            (5,822)               (3,788)
Net gain on the sale of equities                 -                 1,870
Foreign exchange gain                          682                   555
Other                                         (210)                  (41)
                                              -----                  ----

Total                                      ($4,631)                ($101)
                                           =======                 ======

INCOME TAX PROVISION. Excluding the in-process research and development charge, the Company's effective income tax rate was 25% in the first quarter of 1999 compared to 35% in the first quarter of 1998. The decrease is primarily attributable to the full year effect of the third quarter 1998 implementation of a revised corporate structure associated with our Puerto Rican operations. Because a foreign subsidiary, with a 4% effective income tax rate, purchased the Angio-Seal intangible assets, this tax rate was applied to the in-process research and development charge. Therefore, the Company recorded a tax provision against a reported pre-tax loss on a blended basis.

OUTLOOK: The Company expects that market demands, government regulation and societal pressures will continue to change the health care industry worldwide resulting in further business consolidations and alliances. To meet customer needs, the Company intends to continue to pursue diversification opportunities in the form of acquisitions, joint ventures, partnerships and strategic business alliances. In addition, the Company will participate with industry groups to promote the introduction and use of advanced medical device technology within a cost conscious environment. Finally, customer service in the form of cost-effective clinical outcomes will continue to be a primary focus for the Company.

The Company's heart valve business is in a highly competitive market. In 1998, the Company estimates it maintained its share of the worldwide heart valve market. The market is segmented between mechanical heart valves, tissue heart valves and repair products. During 1998, the market continued its shift slightly to tissue valve and repair products. Competition is anticipated to place pressure on pricing and terms and health care reform is expected to result in further hospital consolidations over time.



                                    9 of 30

The Company's cardiac rhythm management business is also in a highly competitive market. During 1998, the Company essentially completed the integration of the Telectronics and Ventritex acquisitions into its own operations. The cardiac rhythm management industry is undergoing consolidation. The number of principal competitors has decreased from four to three. The Company's two principal competitors each have substantially more assets, sales and sales personnel than the Company. In addition, several new implantable cardioverter defibrillators were introduced to the market. The Company's two principal competitors in the ICD segment of the cardiac rhythm management market have introduced dual chamber ICDs that represent an increasing percentage of the ICD market. The Company has a dual chamber ICD in development. Until the Company introduces a dual chamber ICD, the growth of dual chamber ICDs at the expense of single chamber ICDs could adversely affect the Company. Rapid technological change is expected to continue, requiring the Company to invest heavily in R&D and to effectively market its products.

The medical device market is highly competitive. Competitors, in the past and may in the future, employ litigation to gain a competitive advantage. In addition, the Company's products must continually improve technologically due to the competitive nature of the industry.

Group purchasing organizations (GPOs) in the U.S. have emerged to consolidate the purchasing of Company products for some of the Company's customers. One such GPO, Premier, recently executed exclusive contracts with the Company's two principal cardiac rhythm management competitors. This contract, if enforced, may adversely affect the Company's sales of cardiac rhythm management products to members of this GPO.

As provided for in the Private Securities Litigation Reform Act of 1995, the Company cautions investors that a number of factors could cause actual future results of operations to vary from those anticipated in previously made forward-looking statements and any other forward-looking statements made in this document and elsewhere by or on behalf of the Company. Net sales could be materially affected by legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other non-U.S. reimbursement systems in a manner that would significantly reduce reimbursement for procedures using the Company's medical devices, the acquisition of key patents by competitors that would have the effect of excluding the Company from new market segments, health care industry consolidation resulting in customer demands for price concessions, products introduced by competitors with advanced technology and better features and benefits or lower prices, fewer procedures performed in a cost-conscious environment, and the lengthy approval time by the FDA or other government authorities to clear implantable medical devices for commercial release. Cost of sales could be materially affected by unfavorable developments in the area of products liability and price increases from the Company's suppliers of critical components, a number of which are sole sourced. Operations could be affected by the Company's ability to execute its diversification strategy or to integrate acquired companies, a serious earthquake affecting the Company's Pacesetter facilities in Sylmar or Sunnyvale, California, adverse developments in the litigation arising from the acquisitions of Telectronics and Ventritex, unanticipated product failures and attempts by competitors to gain market share through aggressive marketing programs.

The IRS has asserted adjustments of approximately $58,200 in additional taxes relating primarily to the Company's Puerto Rican operations in years 1990 through 1994. It is likely that similar adjustments may be proposed for 1995.



                                    10 of 30

FINANCIAL CONDITION:

The financial condition of the Company at March 31, 1999 remained strong. The Company's current assets to current liabilities was 3.0 to 1 at March 31, 1999. Long-term debt increased to $520,795 from the December 31, 1998 balance of $374,995 due to the Angio-Seal acquisition.

Accounts receivable increased $7,712 from the prior year-end balance due to higher sales. Other assets increased $129,033 primarily due to the goodwill associated with the Angio-Seal transaction.

Shareholder equity decreased $32,313 during the first quarter of 1999. The net loss of $12,057, a foreign currency translation loss of $18,017 and an unrealized loss on investments of $3,433 were partially offset by the exercises of stock options of $1,194.

YEAR 2000 READINESS DISCLOSURE. The Company is preparing for the impact of the arrival of the Year 2000 on its business, as well as on the businesses of its customers, suppliers and business partners. The "Year 2000 Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format. The Year 2000 Issue creates potential risks for the Company because the Company relies heavily on Information Technology ("IT") systems and other systems, facilities and suppliers to conduct its business. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their own Year 2000 Issues.

The Company's State of Readiness

While the Company's Year 2000 efforts have been underway for several years, the Company centralized its focus on addressing the Year 2000 Issue in 1998 by forming a Year 2000 project team, chaired by the Company's Chief Information Officer. The Board of Directors receives a monthly status report on the Company's Year 2000 readiness program.

The Year 2000 project team developed a phased approach to identifying the remediating Year 2000 Issues, with many of these phases overlapping with one another or conducted simultaneously.

The first phase was to develop a corporate-wide, uniform strategy for addressing the Year 2000 Issue and to assess the Company's current state of Year 2000 readiness. This included a review of all IT and non-IT systems, including Company products and internal operating systems for potential Year 2000 Issues. The Company completed this phase during the first quarter of 1999.

The second phase of the Company's Year 2000 readiness program (begun simultaneously with the first phase) was to define a Year 2000 "Readiness" standard and to begin remediation of those systems requiring correction, building on work done by the Company's Year 2000 external consulting partner. This phase was completed in the first quarter of 1999. Remediation and testing is scheduled to be completed by the end of the third quarter of 1999.



                                    11 of 30

The Company has completed an assessment of its Year 2000 compliance for its products. With the exception of certain pacemaker and ICD programmers, all the Company's products are Year 2000 compliant. The programmers require a simple corrective action by the user the first time they are used after December 31, 1999 and with one model programmer must also be reset by the user again at two later dates. The Company's implantable pacemakers and ICDs do not have internal clocks and are not susceptible to Year 2000 Issues. The Year 2000 Issue affecting certain programmers would not affect potential health or safety but could result in an erroneous date on a printout.

The Company has also undertaken a review of its internal IT and non-IT systems to identify potential Year 2000 Issues. In 1995, the Company began the process of implementing a uniform worldwide business and accounting information system to improve internal reporting processes. The internal IT systems replaced included order entry systems, distribution, purchasing and inventory management systems, and the Company's general financial systems. Based upon representations from the manufacturer, this uniform information system is Year 2000 compliant. Replacement of older legacy business systems with this new system has significantly reduced the effort required to remediate business systems. The Company expects to replace its Human Resource Information System by the end of the second quarter 1999. With respect to non-IT systems, the Company is actively analyzing its manufacturing equipment in order to assess any Year 2000 Issues. To-date, no material problems have been discovered, and the Company will continue to review, test and remediate (if necessary) such equipment. The Company is also evaluating its other critical non-IT facility and internal systems with date sensitive operating controls for Year 2000 Issues. While the Company believes that most of these systems will function without substantial Year 2000 readiness problems, the Company will continue to review, test and remediate (if necessary) such systems. Based on the testing results, the Company expects to complete the remediation of identified problems by the end of the third quarter of 1999. At this stage of assessment, no non-compliant high cost, high business risk systems have been identified which might cause business interruption or product failure.

The Company is presently evaluating each of its principal suppliers, service providers and other business partners to determine each of such party's Year 2000 status. The Company has developed a questionnaire and a Year 2000 certification for use with such third parties, and, as of December 31, 1998, the Company had contacted key suppliers and service providers about their Year 2000 readiness. This includes many of the suppliers that the Company has identified as critical suppliers. The Company anticipates that this evaluation will be on-going through the remainder of 1999.

The Company is working jointly with customers, strategic vendors and business partners to identify and resolve any Year 2000 issues that may impact the Company. However, there can be no assurance that the companies with which the Company does business will achieve a Year 2000 conversion in a timely fashion, or that such failure to convert by another company will not have a material adverse effect on the Company.



                                    12 of 30

The Costs to Address the Company's Year 2000 Issues

The total cost associated with the Company's Year 2000 remediation is not expected to be material to the Company's financial condition or results of operations. The estimated total cost of the Company's Year 2000 remediation is not expected to exceed $10 million. Through March 31, 1999, the Company has spent almost $2 million in connection with Year 2000 Issues. The cost of implementing the uniform worldwide business and accounting information system (approximately $45 million) has not been included in this figure since the replacement of the previous systems was not accelerated due to Year 2000 Issues.

The Risks of the Company's Year 2000 Issues

There can be no assurance that the Company will be completely successful in its efforts to address Year 2000 Issues. If some of the Company's products or systems are not Year 2000 compliant, the Company could suffer manufacturing delays, lost sales or other negative consequences, including, but not limited to, diversion of resources, damage to the Company's reputation, increased service and warranty costs and litigation, any of which could materially adversely affect the Company's business operations or financial statements.

The Company cannot predict the consequences of failure of its customers or government health payers and providers, such as the U.S. Health Care Financing Administration, to adopt Year 2000 compliant software in a timely manner. The Company is also dependent on third parties such as its suppliers, service providers and other business partners. If these or other third parties fail to adequately address Year 2000 Issues, the Company could experience a negative impact on its business operations or financial statements. For example, the failure of certain of the Company's principal suppliers to have Year 2000 compliant internal systems could impact the Company's ability to manufacture and/or ship its products or to maintain adequate inventory levels for production.

The Company's Contingency Plans

Development of a contingency plan to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness, is ongoing.

Year 2000 Forward-Looking Statements

The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all product and relevant IT and non-IT systems, results of Year 2000 testing, adequate resolution of Year 2000 Issues by businesses and other



                                    13 of 30
third parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. The "forward-looking statement" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.




                                    14 of 30

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




                                    15 of 30

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

         An arbitrator for the arbitration has been selected by the parties. The arbitrator has issued



                                    16 of 30
some interim rulings and the parties are presently waiting for the arbitrator's further instructions to proceed with the arbitration.

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

         OTHER LITIGATION AND PROCEEDINGS
         On December 16, 1998, the Company began a lawsuit in federal court in Los Angeles seeking a declaration that it was permitted to hire certain sales representatives who previously had worked for Intermedics, which was acquired by Guidant. The Company's CRMD unit has hired many such representatives as of March 31, 1999. The court has granted the Company's motion for a temporary restraining order permitting the hiring of such representatives. A hearing on the motion for a preliminary injunction is scheduled for May 24, 1999. Guidant has filed a counterclaim in the lawsuit seeking damages from the Company for the hiring of these representatives and for their activities as sales representatives of CRMD. The Company intends to vigorously assert its position in this litigation.

         The Company is unaware of any other pending legal proceedings which it regards as likely to have a material adverse effect on its business.



                                    17 of 30

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 5, 1999. In conjunction therewith, proxies were solicited in accordance with Regulation 14A. The following actions were taken:

(1) Thomas H. Garrett III, Roger G. Stoll and Stuart M. Essig were elected to the Board of Directors for terms ending in 2002. Shareholders approved management's nominees to the Board of Directors by votes as follows: 70,311,188, 70,348,632 and 70,409,996 in favor, 1,322,631,
          1,285,187 and 1,223,823 withheld for Messrs Garrett, Stoll and Essig, respectively. Seven other directors are serving unexpired terms as follows: Ronald A. Matricaria, Walter L. Sembrowich, Daniel J. Starks and Walter F. Mondale -- through 2000; and Gail R. Wilensky, Lowell C. Anderson and David A. Thompson -- through 2001.
(2) The shareholders ratified the reappointment of Ernst & Young LLP as the Company's independent auditor for the current fiscal year by a vote of 71,217,940 in favor, 187,714 opposed and 228,165 abstaining from voting.
(3) The shareholders ratified an amendment to the Company's Bylaws to require at the earliest possible date, that a majority of the Board of Directors be comprised of Independent Directors by a vote of 68,596,679 in favor, 1,491,647 opposed and 1,545,493 abstaining from voting.
(4) The shareholders ratified and approved the St. Jude Medical, Inc. Management Compensation Plan by a vote of 64,621,537 in favor, 6,242,941 opposed and 769,341 abstaining from voting.


Item 6.   EXHIBITS and REPORTS ON FORM 8-K

(a) Exhibits

                           Exhibit
                           Number           Exhibit
                           -------          -------

                           3 (ii)           By-Laws

                           27               Financial data schedule

(b) Reports on Form 8-K                     None



                                    18 of 30

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                          ST. JUDE MEDICAL, INC.


 May 10, 1999                             /s/ JOHN C. HEINMILLER
----------------------                    -------------------------------------
DATE                                      JOHN C. HEINMILLER
                                          Vice President - Finance
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)



                                    19 of 30

Item 6 (a)   Exhibits
             Exhibit 3 (ii) By-Laws


                                     BYLAWS
                                       OF
                             ST. JUDE MEDICAL, INC.*


                                    ARTICLE I

                                  Shareholders


         Section 1. The shareholders of this corporation shall hold an annual meeting in each calendar year at such time and place, within or without the state of Minnesota, as may be designated by the Board of Directors, for the purpose of electing directors, and for the transaction only of such other business as is properly brought before the meeting in accordance with these Bylaws; provided, however, that the interval between two consecutive annual meetings shall not be more than fourteen (14) months nor less than ten (10) months. A notice setting out the time and place of the annual meeting shall be mailed by the secretary of the corporation, or his delegate, postage prepaid, to each shareholder of record at his address as it appears on the records of the corporation, or, if no such address appears, at his last known place of residence, at least ten (10) days prior to said annual meeting, but any shareholder may waive such annual notice by a signed waiver in writing.

         Section 2. At the annual meeting, the shareholders shall elect directors of the corporation and shall transact such other business as may properly come before them. To be properly brought before the meeting, business must be of a nature that is appropriate for consideration at an annual meeting and must be (i) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, or (ii) otherwise properly brought before the meeting by or at the direction of the Board of Directors, or (iii) otherwise properly brought before the meeting by a shareholder. In addition to any other applicable requirements, for business to be properly brought before the annual meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the secretary of the corporation. To be timely, each such notice must be given, either by personal delivery or by United States mail, postage prepaid, to the secretary of the corporation, not less than fifty (50) days nor more than seventy-five (75) days prior to the meeting; provided, however, that in the event that less than sixty
(60) days' notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made, whichever first occurs. Each such notice to the secretary shall set forth as to each matter the shareholder proposes to bring before the annual meeting (w) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (x) the name and address of record of the shareholder proposing such business, (y) the class or series (if any) and number of shares of the




                                    20 of 30
corporation which are owned by the shareholder, and (z) any material interest of the shareholder in such business. Notwithstanding anything in these Bylaws to the contrary, no business shall be transacted at the annual meeting except in accordance with the procedures set forth in this Article; provided, however, that nothing in this Article shall be deemed to preclude discussion by any shareholder of any business properly brought before the annual meeting, in accordance with these Bylaws.

         Section 3. Special meetings of the shareholders may be called for any purpose or purposes at any time, by:

                  (a)  The chief executive officer;

                  (b) The chief financial officer:

                  (c)  Two or more directors;

                  (d) A shareholder or shareholders holding ten percent or more of the voting power of all shares entitled to vote, except that a special meeting for the purpose of considering any action to directly or indirectly facilitate or effect a business combination, including any action to change or otherwise affect the composition of the board of directors for that purpose, must be called by 25 percent or more of the voting power of all shares entitled to vote.

         Such meeting shall be called by mailing a notice thereof as above provided in the case of the annual meeting of shareholders, which notice shall state the purpose or purposes of the meeting.

         Section 4. At any shareholders' meeting, each shareholder shall be entitled to one (1) vote for each share of common stock standing in his name on the books of the corporation as of the record date. Any shareholder may vote either in person or by proxy. The presence in person or by proxy of the holders of a majority of the shares of common stock entitled to vote at any shareholders' meeting shall constitute a quorum for the transaction of business. If no quorum is present at any meeting, the shareholders present in person or by proxy may adjourn the meeting to such future time as they shall agree upon without further notice other than by announcement at the meeting at which such adjournment is taken.

         Section 5. At any shareholders' meeting for which there is a quorum present, the shareholders may conduct such business as may be on the agenda or otherwise proposed for such meeting, or any part of such business in the case of an adjournment. All or any part of the business not conducted at the initial meeting of shareholders may be conducted at any adjournments thereof, including any specific proposals on the agenda for such initial meeting for which there was no final disposition. A meeting of the shareholders at which there is a quorum can be adjourned as to all or part of the matters to be considered at the meeting upon motion by the person presiding at such meeting and by a majority vote of shares represented in person or by proxy at such meeting. Such adjournment shall be until a specific time and place, and the time and place for the reconvened meeting shall be announced at the meeting and reflected in the minutes thereof. In addition, if the adjourned date is less than ten (10) days after the date of the meeting



                                    21 of 30
at which an adjournment proposal was passed, a public announcement shall be made by the corporation as to the time and place for the reconvened meeting; or, if the adjourned date for the reconvened meeting is ten (10) days or more after the date of the meeting at which the adjournment proposal was passed, notice of the time and place of the reconvened meeting shall be sent by first class mail to all shareholders of record at least ten (10) days prior to such reconvened meeting.

                                   ARTICLE II

                                    Directors

         Section 1. The Board of Directors shall have the general management and control of all business and affairs of the corporation and shall exercise all the powers that may be exercised or performed by the corporation under the statutes, its Articles of Incorporation and its Bylaws.

         Section 2. (a) The Board of Directors shall consist of such number of directors, not less than three, the exact number to be fixed from time to time solely by resolution of the Board of Directors, acting by not less than a majority of the directors then in office.

                  (b) The Board of Directors shall be divided into three classes, with the term of office of one class expiring each year. At the Annual Meeting of Shareholders in 1986, two directors of the first class shall be elected to hold office for a term expiring at the 1987 Annual Meeting, two directors of the second class shall be elected to hold office for a term expiring at the 1988 Annual Meeting, and one director of the third class shall be elected to hold office for a term expiring at the 1989 Annual Meeting. Commencing with the Annual meeting of Shareholders in 1987, each class of directors whose term shall then expire shall be elected to hold office for a three-year term. In the case of any vacancy on the Board of Directors, including a vacancy created by an increase in the number of directors, the vacancy shall be filled by election of the Board of Directors with the director so elected to serve for the remainder of the term of the director being replaced or, in the case of an additional director, for the remainder of the term of the class to which the director has been assigned. All directors shall continue in office until the election and qualification of their respective successors in office. When the number of directors is changed, any newly created directorships shall be so assigned among the classes by a majority of the directors then in office, though less than a quorum, as to make all classes as nearly equal in number as possible. No decrease in the number of directors shall have the effect of shortening the term of any incumbent director.

                  (c) Any director or directors may be removed from office at any time, but only for cause and only by the affirmative vote of at least 80% of the votes entitled to be cast by holders of all the outstanding shares of Voting Stock (as defined in Article XIII of the corporation's Articles of Incorporation), voting together as a single class.

                  (d) In the event that the Board of Directors increases the number of directors or fills a vacancy on the Board in accordance with the provisions of paragraph (b) of this Section 2, the Board of Directors shall give written notice to the shareholders of the corporation of any increase in the number of directors and of pertinent information regarding any director so elected



                                    22 of 30
by the Board to fill a vacancy. Such written notice shall be effected by inclusion of such information in the next mailing to shareholders of the corporation following any such increase in the number of directors or election of a director to fill a vacancy by the Board.

                  (e) A majority of the Board of Directors shall be comprised of Independent Directors. An "Independent Director" shall mean a director who:

                           (1) has not been employed by the corporation in an
executive capacity within the last five years;

                           (2) is not, and is not affiliated with a company that
is, an advisor or consultant to the corporation, or a significant customer or supplier of the corporation;

                           (3) has no personal services contract(s) with the
corporation or the corporation's senior management;

                           (4) is not affiliated with a not-for-profit entity
that receives significant contributions from the corporation;

                           (5) is not employed by a public company at which an
executive officer of the corporation serves as a director;

                           (6) does not have a relationship described in 1
through 5 above with any affiliate of the corporation; and

                           (7) is not a member of the immediate family of any
person described in 1 through 6 above.

         Section 3. Subject to the rights of holders of any class or series of stock having a preference over the common shares as to dividends or upon liquidation, nominations for the election of directors may be made by the Board of Directors or a committee to be appointed by the Board of Directors or by any shareholder entitled to vote generally in the election of directors. However, any shareholder entitled to vote generally in the election of directors may nominate one or more persons for election as directors at a meeting only if written notice of such shareholder's intent to make such nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the secretary of the corporation not less than fifty
(50) nor more than seventy-five (75) days prior to the meeting; provided, however, that in the event that less than sixty (60) days' notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of meeting was mailed or such public disclosure was made, whichever first occurs. Each such notice to the secretary shall set forth: (i) the name and address of record of the shareholder who intends to make the nomination; (ii) a representation that the shareholder is a holder of record of shares of the corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (iii) the name, age, business and residence addresses, and principal occupation or employment of each nominee; (iv) a



                                    23 of 30
description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (v) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission; and (vi) the consent of each nominee to serve as a director of the corporation if so elected. The corporation may require any proposed nominee to furnish such other information as may reasonably be required by the corporation to determine the eligibility of such proposed nominee to serve as a director of the corporation. The presiding officer of the meeting may, if the facts warrant, determine that a nomination was not made in accordance with the foregoing procedure, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.

         Section 4. The Board of Directors may meet regularly at such time and place as it shall fix by resolution, and no notice of regular meetings shall be required. Special meetings of the Board of Directors may be called by the chairman of the board, the president or by any majority of directors by giving at least twenty-four (24) hours' notice to each of the other directors by mail, telephone, telegraph, or in person.

         Section 5. A majority of the directors shall constitute a quorum for the transaction of business. Any act which might have been taken at a meeting of the Board of Directors may be taken without a meeting if authorized in a writing signed by all of the directors, and any such action shall be as valid and effective in all respects as if taken by the Board at a regular meeting.

         Section 6. The Board of Directors shall fix and change, as it may from time to time determine, the compensation to be paid the president. The president shall fix and change the compensation to be paid the other officers of the corporation. See Article III.

         Section 7. The Board of Directors may, by unanimous affirmative action of the entire Board of Directors designate two (2) or more of their number to constitute an Executive Committee which, to the extent determined by the Board, shall have and exercise the authority of the Board in the management of the business of the corporation. Such Executive Committee shall act only in the interval between meetings of the Board and shall be subject at all times to the control and direction of the Board.

                                   ARTICLE III

                                    Officers

         Section 1. The officers of this corporation shall be a president, a treasurer a secretary and such vice presidents and other officers as may from time to time be elected by the Board of Directors. If a Chairman of the Board of Directors is elected, he shall have the status of an officer of the corporation. All officers shall be elected by the Board of Directors and shall serve at the pleasure of the Board of Directors. Any two (2) of the offices, except those of the president and vice president, may be held by the same person.



                                    24 of 30

         Section 2. The president may fix and change, as he may from time to time determine, the compensation to be paid the officers, other than the president, and the employees of the corporation, subject to the power of the directors to fix and change the compensation of the officers.

         Section 3. The vice president, or executive vice president if there is more than one, shall perform the duties and assume the responsibilities of the president in the absence or inability to act of the president. In case of death, resignation or permanent disability of the president, the executive vice president shall act as president until the Board of Directors designates such new president.

         Section 4. The secretary shall keep a record of the minutes of the proceedings of meetings of directors and of shareholders, and shall give notice of such meetings as required in these Bylaws or by the Board of Directors.

         Section 5. The treasurer shall keep accounts of all monies and other assets of the corporation received or disbursed, shall deposit all monies and valuables in the name of and to, the credit of the corporation in such banks or depositories or with such custodians as may be authorized to receive the same by these Bylaws and by the Board of Directors, and shall render such accounts thereof as may be required by the Board of Directors, the president or the shareholders.

         Section 6. The Chairman of the Board of Directors, or the president if there be no Chairman, shall preside at all meetings of the Board of Directors and of the shareholders, shall make such reports to the Board and to the shareholders as may from time to time be required of him and shall have such other powers and perform such other duties as are incident to his office or as may be from time to time assigned to him by the Board of Directors.

                                   ARTICLE IV

                                     Office

         The principal office of the corporation shall be in the state of Minnesota. The corporation may also have an office or offices in such other places and in such other states as the Board of Directors may from time to time authorize and establish.

                                    ARTICLE V

                           No Seal; Stock Certificates

         Section 1. The corporation shall have no corporate seal.

         Section 2. Stock certificates issued by the corporation shall be signed by any two (2) officers. When a certificate is signed by a transfer agent or registrar, the signature of any such officer may be facsimiled, engraved or printed.



                                    25 of 30

                                   ARTICLE VI

                            Closing of Stock Records
                            or Fixing of Record Date

         The Board of Directors shall have power to close the stock records of the corporation for a period not to exceed sixty (60) days preceding the date of any meeting of shareholders or the date for payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, or for a period not exceeding sixty (60) days in connection with obtaining the consent of shareholders for any purpose; provided, however, that in lieu of closing the stock records, the Board of Directors may fix in advance a date not exceeding sixty (60) days preceding the date of any meeting of shareholders, or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, or a date in connection with obtaining such consent of shareholders, or for the determination of shareholders entitled to receive payment of any such dividend or to receive any such allotment of rights or to exercise rights in respect of any such change, conversion or exchange of capital stock, or to give any such consent, as the case may be, and in such case only such shareholders shall be shareholders of record on the date so fixed shall be entitled to such notice of and to attend such meeting, or to receive payment of such dividend, or to receive such allotment of rights, or to exercise any rights, or to give such consent, as the case may be, notwithstanding the transfer of any stock on the books of the corporation after any such record date fixed as aforesaid.

                                   ARTICLE VII

                                 Indemnification

         Section 1. Definitions. (a) For purposes of this Article, the terms defined in this Section have the meanings given them.

                  (b) "Corporation" includes a domestic or foreign corporation that was the predecessor of the corporation in a merger or other transaction in which the predecessor's existence ceased upon consummation of the transaction.

                  (c) "Official capacity" means (1) with respect to a director, the position of director in the corporation, (2) with respect to a person other than a director, the elective or appointive office or position held by an officer, member of a committee of the Board, or the employment or agency relationship undertaken by an employee or agent of the corporation (3) with respect to a director, officer, employee or agent of the corporation who, while a director, officer, employee or agent of the corporation, is or was serving at the request of the corporation or whose duties in that position involve or involved service as a director, officer, partner, trustee, or agent of another organization or employee benefit plan, the position of that person as a director, officer, partner, trustee, employee or agent, as the case may be, of the other organization or employee benefit plan.



                                    26 of 30

                  (d) "Proceedings" means a threatened, pending or completed civil, criminal, administrative, arbitration or investigative proceeding, including a proceeding by or in the right of the corporation.

                  (e) "Special legal counsel" means counsel who has not represented the corporation or a related corporation, or a director, officer, employee or agent whose indemnification is in issue.

         Section 2. Indemnification mandatory; standard. (a) Subject to the provisions of Section 4, the corporation shall indemnify a person made or threatened to be made a party to a proceeding by reason of the former or present official capacity of the person against judgments, penalties, fines, including without limitation, excise taxes assessed against the person with respect to an employee benefit plan, settlements and reasonable expenses, including attorneys' fees and disbursements, incurred by the person in connection with the proceeding, if, with respect to the acts or omissions of the person complained of in the proceeding, the person:

                           (1) has not been indemnified by another organization
or employee benefit plan for the same judgments, penalties, fines, including, without limitation, excise taxes assessed against the person with respect to an employee benefit plan, settlements, and reasonable expenses, including attorneys' fees and disbursements, incurred by the person in connection with the proceeding with respect to the same acts or omissions;

                           (2) acted in good faith;

                           (3) received no improper personal benefit and
Minnesota Statutes, Section 302A.255, if applicable, has been satisfied;

                           (4) in the case of a criminal proceeding, had no
reasonable cause to believe the conduct was unlawful; and

                           (5) in the case of acts or omissions occurring in the
official capacity described in Section 1, paragraph (c), clause (1) or (2), reasonably believed that the conduct was in the best interests of the corporation, or in the case of acts or omissions occurring in the official capacity described in Section 1, paragraph (c), clause (3), reasonably believed that the conduct was not opposed to the best interests of the corporation. If the person's acts or omissions complained of in the proceeding relate to conduct as a director, officer, trustee, employee or agent of an employee benefit plan, the conduct is not considered to be opposed to the best interests of the corporation if the person reasonably believed that the conduct was in the best interests of the participants or beneficiaries of the employee benefit plan.

                  (b) The termination of a proceeding by judgment order, settlement, conviction, or upon a plea of nolo contendere or its equivalent does not, of itself, establish that the person did not meet the criteria set forth in this Section 2.

         Section 3. Advances. Subject to the provisions of Section 4, if a person is made or threatened to be made a party to a proceeding, the person is entitled, upon written request to the



                                    27 of 30
corporation, to payment or reimbursement by the corporation of reasonable expenses, including attorneys' fees and disbursements, incurred by the person in advance of the final disposition of the proceeding, (a) upon receipt by the corporation of a written affirmation by the person of a good faith belief that the criteria for indemnification set forth in Section 2 have been satisfied and a written undertaking by the person to repay all amounts so paid or reimbursed by the corporation, if it is ultimately determined that the criteria for indemnification have not been satisfied, and (b) after a determination that the facts then known to those making the determination would not preclude indemnification under this Article. The written-undertaking required by clause
(a) is an unlimited general obligation of the person making it, but need not be secured and shall be accepted without reference to financial ability to make the repayment.

         Section 4. Reimbursement to witness. The corporation shall reimburse expenses including attorneys' fees and disbursements, incurred by a person in connection with an appearance as a witness in a proceeding at a time when the person has not been made or threatened to be made a party to a proceeding.

         Section 5. Determination of eligibility. (a) All determinations whether indemnification of a person is required because the criteria set forth in
Section 2 have been satisfied and whether a person is entitled to payment or reimbursement of expenses in advance of the final disposition of a proceeding as provided in Section 3 shall be made:

                           (1) By the Board by a majority of a quorum. Directors
who are at the time parties to the proceeding shall not be counted for determining either a majority or the presence of a quorum;

                           (2) If a quorum under clause (1) cannot be obtained,
by a majority of a Committee of the Board, consisting solely of two or more directors not at the time parties to the proceeding, duly designated to act in the matter by a majority of the full Board including directors who are parties;

                           (3) If a determination is not made under clause (1)
or (2), by special legal counsel, selected either by a majority of the Board or a committee by vote pursuant to clause (1) or (2) or, if the requisite quorum of the full Board cannot be obtained and the committee cannot be established, by a majority of the full Board including directors who are parties;

                           (4) If a determination is not made under clauses (1)
to (3), by the shareholders, excluding the votes of shares held by parties to the proceeding; or

                           (5) If an adverse determination is made under clauses
(1) to (4) or under paragraph (b), or if no determination is made under clauses
(1) to (4) or under paragraph (b) within sixty (60) days after the termination of a proceeding or after a request for an advance of expenses, as the case may be, by a court in Minnesota, which may be the same court in which the proceeding involving the person's liability took place, upon application of the person and any notice the court requires.



                                    28 of 30

                  (b) With respect to a person who is not, and was not at the time of the acts or omissions complained of in the proceedings, a director, officer or person possessing, directly or indirectly, the power to direct or cause the direction of the management or policies of the corporation, the determination whether indemnification of this person is required because the criteria set forth in Section 2 have been satisfied and whether this person is entitled to payment or reimbursement of expenses in advance of the final disposition of a proceeding as provided in Section 3 may be made by an annually-appointed committee of the Board, having at least one member who is a director. The committee shall report at least annually to the Board concerning its actions.

         Section 6. Insurance. The corporation may purchase and maintain insurance on behalf of a person in that person's official capacity against any liability asserted against and incurred by the person in or arising from that capacity, whether or not the corporation would have been required to indemnify the person against the liability under the provisions of this Article.

         Section 7. Disclosure. The amount of any indemnification or advance paid pursuant to this Article and to whom and on whose behalf it was pa id shall be reported as part of the annual financial statements furnished to shareholders pursuant to Minnesota Statutes, Section 302A.463 covering the period when the indemnification or advance was paid or accrued under the accounting method of the corporation reflected in the financial statements.

         Section 8. Discretionary indemnification. Nothing in this Article VII shall be construed to limit the ability of the Board of Directors, to the extent permitted by applicable law, to indemnify any person or entity not described in this Article VII pursuant to, and to the extent described in, an agreement authorized in accordance with the provisions of Section 5(a) above, or as otherwise determined by the Board of Directors in its discretion. Furthermore, the Board of Directors may authorize written agreements between the Company and persons, whether or not described in this Article VII, to grant contractual rights to such persons as permitted by law.

                                  ARTICLE VIII

                        Adoption and Amendment of Bylaws

         Section 1. The Board of Directors may alter or amend these Bylaws and may make or adopt additional Bylaws subject to the power of the Shareholders to change or repeal the Bylaws, except that the Board of Directors shall not make or alter any Bylaws fixing their qualifications, classifications or term of office, or reducing their number.

         Section 2. The shareholders may alter or amend these Bylaws and may make or adopt additional Bylaws by a majority vote at any annual meeting of the shareholders or at any special meeting called for that purpose, except as may be provided by Article IX or any other provisions of the Articles of Incorporation of the corporation.



                                    29 of 30

                                  Certification

         The undersigned, Kevin T. O'Malley, Secretary of St. Jude Medical, Inc., a corporation duly incorporated under the laws of the state of Minnesota, hereby certifies that the Bylaws attached hereto are true and correct; as amended to date.

         Executed this 5th day of May, 1999.


                                        /s/ Kevin T. O'Malley
                                        ---------------------------------
                                        Secretary


                                    30 of 30