Form 10-Q
period 1999-06-30
ST JUDE MEDICAL INC
filed 1999-08-16
CIK 203077

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ----------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999                  Commission File Number 0-8672
                  -------------                                         ------


                             ST. JUDE MEDICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MINNESOTA                                  41-1276891
---------------------------------        ------------------------------------
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

The number of shares of common stock, par value $.10 per share, outstanding at August 6, 1999 was 84,656,775.

The Exhibit Index to this Form 10-Q is set forth on page 18.


                                    1 of 19

PART I            FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                             ST. JUDE MEDICAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                             JUNE 30                   JUNE 30
                                     ----------------------    ----------------------
                                       1999          1998         1999         1998
                                     ---------     --------    ---------     --------
Net sales                            $ 290,659     $261,232    $ 557,393     $518,720
Cost of sales                           99,749       96,025      193,210      194,251
                                     ---------     --------    ---------     --------

Gross profit                           190,910      165,207      364,183      324,469

Selling, general & administrative      104,382       88,763      200,805      180,827
Research & development                  33,087       27,068       60,230       49,281
In-process research & development            -            -       47,775            -
                                     ---------     --------    ---------     --------

Operating profit                        53,441       49,376       55,373       94,361
Other income (expense), net             (3,834)       5,322       (8,465)       5,221
                                     ---------     --------    ---------     --------

Income before taxes                     49,607       54,698       46,908       99,582

Income tax provision                    12,402       14,664       21,760       30,373
                                     ---------     --------    ---------     --------

Net income                           $  37,205     $ 40,034    $  25,148     $ 69,209
                                     =========     ========    =========     ========

Earnings per common share:
        Basic                        $    0.44     $   0.48    $    0.30     $   0.79
                                     =========     ========    =========     ========
        Diluted                      $    0.44     $   0.47    $    0.30     $   0.79
                                     =========     ========    =========     ========
Average shares outstanding:
        Basic                           84,387       83,975       84,289       87,276
        Diluted                         84,851       84,819       84,580       88,065

See notes to condensed consolidated financial statements.


                                    2 of 19

                             ST. JUDE MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                     JUNE 30       DECEMBER 31
                                                                      1999             1998
                                                                   (Unaudited)      (See Note)
                                                                   -----------     -----------
ASSETS
Current assets:
        Cash and cash equivalents                                  $     4,293     $     3,775
        Marketable securities                                           85,632          84,215
        Accounts receivable, less allowances
               (1999 - $10,599; 1998 - $12,352)                        300,792         282,071
        Inventories
               Finished goods                                          121,084         126,927
               Work in process                                          37,762          35,130
               Raw materials                                            82,987          83,522
                                                                   -----------     -----------
        Total inventories                                              241,833         245,579
        Other current assets                                            71,484          66,824
                                                                   -----------     -----------
Total current assets                                                   704,034         682,464
Property, plant and equipment                                          545,681         512,390
        Less accumulated depreciation                                 (206,165)       (184,131)
                                                                   -----------     -----------
Net property, plant and equipment                                      339,516         328,259
Other assets                                                           504,664         373,889
                                                                   -----------     -----------
TOTAL ASSETS                                                       $ 1,548,214     $ 1,384,612
                                                                   ===========     ===========
LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                              $   246,386     $   203,397
Long-term debt                                                         485,495         374,995
Commitments and contingencies
Shareholders' equity:
        Preferred stock, par value $1.00 per share -
               25,000,000 shares authorized; no shares issued                -               -
        Common stock, par value $.10 per share -
               250,000,000 shares authorized; issued and
               outstanding 1999 - 84,419,273 shares;
               1998 - 84,174,699 shares                                  8,442           8,417
        Additional paid-in capital                                      12,999           6,656
        Retained earnings                                              842,088         816,940
        Accumulated other comprehensive income:
               Cumulative translation adjustment                       (53,248)        (33,242)
               Unrealized gain on available-for-sale securities          6,052           7,449
                                                                   -----------     -----------
Total shareholders' equity                                             816,333         806,220
                                                                   -----------     -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                           $ 1,548,214     $ 1,384,612
                                                                   ===========     ===========


NOTE: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.


                                    3 of 19

                             ST. JUDE MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30
                                                                        1999          1998
                                                                      ---------     ---------
Operating Activities:
          Net income                                                  $  25,148     $  69,209
          Depreciation and amortization                                  40,201        35,976
          In-process research and development                            47,775             -
          Net gain on sale of marketable securities                           -        (8,514)
          Working capital change                                         (6,843)      (83,581)
                                                                      ---------     ---------

          Net cash provided by operating activities                     106,281        13,090
                                                                      ---------     ---------

Investing Activities:
          Purchases of property, plant and equipment                    (37,770)      (46,978)
          Proceeds from sale or maturity of marketable securities             -        59,602
          Acquisition of business                                      (167,000)            -
          Other investing activities                                    (15,788)        1,120
                                                                      ---------     ---------

          Net cash provided by (used in) investing activities          (220,558)       13,744
                                                                      ---------     ---------

Financing Activities:
          Proceeds from exercise of stock options and stock issued        5,760         6,635
          Common stock repurchased                                            -      (304,887)
          Borrowings under long-term lines of credit                    327,500       668,700
          Payments under long-term lines of credit                     (217,000)     (398,200)
                                                                      ---------     ---------

          Net cash provided by (used in) financing activities           116,260       (27,752)
                                                                      ---------     ---------

Effect of currency exchange rate changes on cash                         (1,465)         (380)
                                                                      ---------     ---------

Increase (decrease) in cash and cash equivalents                            518        (1,298)
Cash and cash equivalents at beginning of year                            3,775        28,530
                                                                      ---------     ---------

Cash and cash equivalents at end of period                            $   4,293     $  27,232
                                                                      =========     =========


See notes to condensed consolidated financial statements.


                                    4 of 19

                             ST. JUDE MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE 2 - CONTINGENCIES

The Company is involved in various product liability lawsuits, claims and proceedings of a nature considered normal to its business. Subject to self-insured retentions, the Company has product liability insurance sufficient to cover such claims and suits. The Company's product liability insurance policies exclude coverage for two discontinued Pacesetter lead models. These discontinued lead models were the subject of class action product liability suits that have been settled. Management believes losses that might be sustained from any such future actions would not have a material adverse effect on the Company's liquidity or financial condition, but could potentially be material to the income of a particular future period if resolved unfavorably.


NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale marketable securities and foreign currency translation adjustments, net of taxes. Other comprehensive income (loss) was $48 and $(27,170) for the second quarter of 1999 and 1998, and $(21,403) and $(11,166)
for the first six months of 1999 and 1998. Total comprehensive income (loss) combines reported net income and other comprehensive income (loss). Total comprehensive income was $37,253 and $12,864 for the second quarter of 1999 and 1998, and $3,745 and $58,043 for the first six months of 1999 and 1998.


                                    5 of 19

NOTE 4 - SPECIAL CHARGE UPDATE

The Company recorded special charge accruals of $52,926 in 1996 and $58,669 in 1997. These special charges have decreased by $51,075 and $50,647, respectively, for cash payments since the date they were recorded.


NOTE 5 - EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted earnings per share.

                                               Three Months Ended June 30,    Six Months Ended June 30,
                                               ---------------------------    -------------------------
                                                1999                 1998      1999              1998
                                               -------             -------    -------           -------
Numerator:
        Net income                             $37,205             $40,034    $25,148           $69,209
                                               =======             =======    =======           =======
Denominator:
        Basic-weighted shares outstanding       84,387              83,975     84,289            87,276
        Effect of dilutive securities:
                   Employee stock options          431                 796        258               741
                   Restricted shares                33                  48         33                48
                                               -------             -------    -------           -------
        Diluted-weighted shares outstanding     84,851              84,819     84,580            88,065
                                               =======             =======    =======           =======
Basic earnings per share                       $   .44             $   .48    $   .30           $   .79
                                               =======             =======    =======           =======
Diluted earnings per share                     $   .44             $   .47    $   .30           $   .79
                                               =======             =======    =======           =======


Diluted weighted shares outstanding have not been adjusted for certain employee stock options and the Company's convertible debentures because the result would have been anti-dilutive.


                                    6 of 19

NOTE 6 - SEGMENT INFORMATION

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

Certain financial information relating to the Company's reportable segments is as follows:

                                        CRM         HVDM      All Other (1)    Total
                                      ------------------------------------------------
Quarter ended June 30, 1999
   Net sales to external customers    $218,093    $ 72,566      $      -      $290,659
   Operating profit                     23,221      38,741        (8,521)       53,441

Quarter ended June 30, 1998
   Net sales to external customers     187,096      74,136             -       261,232
   Operating profit                     16,318      38,045        (4,987)       49,376

Six months ended June 30, 1999
   Net sales to external customers     410,534     146,859             -       557,393
   Operating profit (2)                 41,480      78,635       (64,742)       55,373

Six months ended June 30, 1998
   Net sales to external customers     371,428     147,292             -       518,720
   Operating profit                     28,986      76,476       (11,101)       94,361



(1) Amounts relate primarily to Corporate and in-process research and development.
(2) All Other includes $47,775 of an in-process research and development charge recorded in the first quarter of 1999.

During March 1999, the CRM segment acquired the assets of Angio-Seal, increasing the segment's assets by approximately $135,000, relating primarily to goodwill. There have been no other material changes in segment assets since December 31, 1998.


                                    7 of 19

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value will be immediately recognized in income. Statement No. 133 was required to be adopted for years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137, which deferred the effective date of Statement No. 133 for one year. The Company has not yet determined what the effect of Statement No. 133 will be on the income and financial position of the Company.


                                    8 of 19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS:

ACQUISITION. The Company acquired the assets of Angio-Seal, a manufacturer of puncture wound management products, effective March 16, 1999. This transaction was accounted for under the purchase accounting method and the Company's reported results for 1999 include the results of Angio-Seal subsequent to March 16, 1999.

NET SALES. Net sales for the second quarter of 1999 totaled $290,659, an 11.3% increase over the $261,232 reported in the second quarter of 1998. For the first six months of 1999, net sales totaled $557,393, a 7.5% increase over the $518,720 reported in the first six months of 1998. Unfavorable foreign currency effects due to a stronger U.S. dollar reduced 1999 net sales as compared with 1998 by approximately $3,600 for the second quarter and $1,200 for the first six months.

Cardiac rhythm management (CRM) net sales for the second quarter of 1999 were $218,093, a 16.6% increase over the $187,096 recorded in the second quarter of 1998. CRM net sales for the first six months of 1999 were $410,534, a 10.5% increase over the $371,428 recorded in 1998. The 1999 second quarter and six month net sales include approximately $12,500 and $14,800 of Angio-Seal net sales. The increase in CRM net sales for the second quarter of 1999, exclusive of Angio-Seal, was primarily attributable to increased bradycardia net sales, due to the introduction of the Affinity pacemaker in the second quarter of 1999 and an expanded domestic sales organization, and to an increase in electrophysiology (EP) catheter unit sales. The increase in CRM net sales for the first six months of 1999, exclusive of Angio-Seal, was primarily attributable to the increases in bradycardia net sales and EP catheter unit sales, along with increased implantable cardioverter defibrillator (ICD) unit sales.

Heart valve disease management (HVDM) net sales for the second quarter of 1999 were $72,566, a 2.1% decrease from the $74,136 recorded in the second quarter of 1998. HVDM net sales for the first six months of 1999 were $146,859 compared with $147,292 recorded in 1998. The decrease in HVDM net sales was attributable to the effects of the stronger U.S. dollar, inventory management by domestic hospitals and a slight clinical preference shift from mechanical valves to tissue valves in the U.S. market where HVDM holds significant mechanical valve market share and only a modest share of the tissue valve market.


                                    9 of 19

GROSS PROFIT. Gross profit for the second quarter of 1999 totaled $190,910 or 65.7% of net sales, as compared with $165,207, or 63.2% of net sales, during the second quarter of 1998. For the first six months of 1999 and 1998, gross profit was $364,183, or 65.3% of net sales, and $324,469, or 62.6% of net sales. The higher gross profit percentages for both the second quarter and the first six months of 1999 were primarily attributable to improved manufacturing efficiencies and to higher manufacturing volumes at our CRM division due to higher sales volume.

SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses for the second quarter of 1999 totaled $104,382, a 17.6% increase over the $88,763 reported in the second quarter of 1998. For the first six months of 1999, SG&A expenses totaled $200,805, an 11.0% increase over the $180,827 reported in the first six months of 1998. The increase in SG&A expenses during 1999 was primarily attributable to increased sales activities, higher litigation and Year 2000 expenses, and to increased goodwill amortization related to the Angio-Seal acquisition.

RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses in the second quarter of 1999 totaled $33,087, or 11.4% of net sales, compared with $27,068, or 10.4% of net sales, for the second quarter of 1998. For the first six months of 1999, R&D expenses totaled $60,230, or 10.8% of net sales, compared with $49,281, or 9.5% of net sales, for the first six months of 1998. The increase in R&D expenses as a percentage of net sales is primarily attributable to an increase in R&D activities at our CRM division relating primarily to ICD and other development projects.

IN-PROCESS RESEARCH AND DEVELOPMENT. The Company recorded a $47,775 in-process research and development charge during the first quarter of 1999 in connection with its acquisition of Angio-Seal. An independent appraisal firm completed an appraisal of the intangible assets that were acquired from Angio-Seal, including in-process research and development. Based on this appraisal, under generally accepted accounting principles for purchase accounting, the Company expensed the value of the in-process research and development.

OTHER INCOME (EXPENSE):  Other income (expense), net consisted of the following:


                                             Three months ended June 30,     Six months ended June 30,
                                             ---------------------------     -------------------------
                                              1999                1998         1999             1998
                                             -------            --------     --------         --------
Interest income                              $   763            $  1,071     $  1,482         $  2,374
Interest expense                              (6,723)             (7,299)     (12,545)         (11,087)
Net gain on sale of marketable securities          -              12,075            -           13,945
Foreign exchange gain (loss)                   1,922                (562)       2,604               (7)
Other                                            204                  37           (6)              (4)
                                             -------            --------     --------         --------
Other income (expense), net                  $(3,834)           $  5,322     $ (8,465)        $  5,221
                                             =======            ========     ========         ========


                                    10 of 19

INCOME TAX PROVISION. The Company's effective income tax rate was 25.0% for the three and six months ended June 30, 1999, exclusive of the 1999 in-process research and development charge, compared with 26.8% and 30.5% for the comparable periods in 1998. The decrease in the effective income tax rate in 1999 is primarily attributable to the implementation of a revised corporate structure during the third quarter of 1998 associated with the Company's Puerto Rican operations. The 1999 in-process research and development charge is recorded in a taxing jurisdiction with a 4% income tax rate, thus increasing the Company's effective income tax rate to 46.4% for the six months ended June 30, 1999.

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

The Company's heart valve business is in a highly competitive market. During the first six months of 1999, the Company estimates it maintained its share of the worldwide heart valve market. The market is segmented between mechanical heart valves, tissue heart valves and repair products. During 1999, the U.S. market continued its shift slightly to tissue valve and repair products. Competition is anticipated to place pressure on pricing and terms and health care reform is expected to result in further hospital consolidations over time.

The Company's cardiac rhythm management business is also in a highly competitive market which is undergoing consolidation. The number of principal competitors has decreased from four to three. The Company's two principal competitors each have substantially more assets, sales and sales personnel than the Company. In addition, several new implantable cardioverter defibrillators were introduced to the market. The Company's two principal competitors in the ICD segment of the cardiac rhythm management market have introduced dual chamber ICDs that represent an increasing percentage of the ICD market. The Company has a dual chamber ICD in development. Until the Company introduces a dual chamber ICD, the growth of dual chamber ICDs at the expense of single chamber ICDs could adversely affect the Company. Rapid technological change is expected to continue, requiring the Company to invest heavily in R&D and to effectively market its products.

The medical device market is highly competitive. Competitors, in the past and may in the future, employ litigation to gain a competitive advantage. In addition, the Company's products must continually improve technologically due to the competitive nature of the industry.

Group purchasing organizations (GPOs) in the U.S. have emerged to consolidate the purchasing of Company products for some hospitals. One such GPO, Premier, recently executed exclusive contracts with the Company's two principal cardiac rhythm management competitors. This contract, if enforced, may adversely affect the Company's sales of cardiac rhythm management products to members of this GPO.


                                    11 of 19

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

The IRS has proposed adjustments of approximately $58,200 in additional taxes relating primarily to the Company's Puerto Rican operations in years 1990 through 1994. It is likely that similar adjustments may be proposed for 1995 (see also Part II, Item 1, Legal Proceedings).


FINANCIAL CONDITION:

The financial condition of the Company remains strong at June 30, 1999. The Company's current assets to current liabilities ratio was 2.9 to 1 at June 30, 1999.

Accounts receivable increased $18,721 from December 31, 1998 due to higher sales, offset partially by a decrease in average days to collect the receivables. Other assets increased $130,775 due primarily to the addition of goodwill from the Angio-Seal acquisition. Interest bearing debt increased $110,500 during the six months ended June 30, 1999 related primarily to additional borrowings for the Angio-Seal acquisition, offset partially by the repayment of debt from cash generated from operations.

Management believes that cash generated from operations and cash available under its debt agreements will be sufficient to meet the Company's working capital needs in the near term. Should suitable investment opportunities arise, management believes that the Company's earnings, cash flows and balance sheet will permit the Company to obtain additional debt or equity capital.


                                    12 of 19

YEAR 2000 READINESS. The Company is preparing for the impact of the arrival of the Year 2000 on its business, as well as on the businesses of its customers, suppliers and business partners. The "Year 2000 Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format. The Year 2000 Issue creates potential risks for the Company because the Company relies heavily on Information Technology ("IT") systems and other systems, facilities and suppliers to conduct its business. The Company may also be exposed to risks from third parties with which the Company interacts who fail to adequately address their own Year 2000 Issues.

The Company's State of Readiness

While the Company's Year 2000 efforts have been underway for several years, the Company centralized its focus on addressing the Year 2000 Issue in 1998 by forming a Year 2000 project team, chaired by the Company's Chief Financial Officer. The Board of Directors receives a monthly status report on the Company's Year 2000 readiness program.

The Year 2000 project team developed a phased approach to identifying and remediating Year 2000 Issues, with many of these phases overlapping with one another or conducted simultaneously.

The first phase was to develop a corporate-wide, uniform strategy for addressing the Year 2000 Issue and to assess the Company's current state of Year 2000 readiness. This included a review of all business critical IT and non-IT systems, including Company products and internal operating systems for potential Year 2000 Issues. The Company completed this phase during the first quarter of 1999.

The second phase of the Company's Year 2000 readiness program (begun simultaneously with the first phase) was to define a Year 2000 "Readiness" standard and to begin remediation of the business critical systems requiring correction, building on work done by the Company's Year 2000 external consulting partner. The defining of a Year 2000 Readiness Standard was completed in the first quarter of 1999. Remediation and testing is expected to be completed by the end of the third quarter of 1999.

The Company has completed an assessment of its Year 2000 compliance for its products. With the exception of certain pacemaker and ICD programmers, all the Company's products are Year 2000 compliant. The affected programmers require simple corrective actions by the user. The Year 2000 Issue affecting these programmers would not affect potential health or safety but could result in an erroneous date on a printout. The Company's implantable pacemakers and ICDs do not have internal clocks and are not susceptible to Year 2000 Issues.

The Company has also undertaken a review of its internal IT and non-IT systems to identify potential Year 2000 Issues. In 1995, the Company began the process of implementing a uniform worldwide business and accounting information system to improve internal reporting processes. The internal IT systems replaced included order entry systems, distribution, purchasing and inventory management systems, and the Company's general financial systems. Based upon


                                    13 of 19
representations from the manufacturer, this uniform information system is Year 2000 compliant. Replacement of older legacy business systems with this new system has significantly reduced the effort required to remediate business systems. The Company replaced its Human Resource Information System during the second quarter 1999 with a Year 2000 compliant system. With respect to non-IT systems, the Company is actively analyzing its manufacturing equipment in order to assess any Year 2000 Issues. To date, no material problems have been discovered. The Company will continue to review, test and remediate (if necessary) such equipment. The Company is also evaluating its other critical non-IT facility and internal systems with date sensitive operating controls for Year 2000 Issues. While the Company believes that most of these systems will function without substantial Year 2000 readiness problems, the Company will continue to review, test and remediate (if necessary) such systems. Based on the testing results, the Company expects to complete the remediation of identified problems by the end of the third quarter of 1999. Our assessment to date has not identified any non-compliant high cost or high business risk systems which might cause business interruption or product failure.

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

The Costs to Address the Company's Year 2000 Issues

The total cost associated with the Company's Year 2000 remediation is not expected to be material to the Company's financial condition or results of operations. The estimated total cost of the Company's Year 2000 remediation is not expected to exceed $5 million. Through June 30, 1999, the Company has spent almost $2.5 million in connection with Year 2000 Issues. The cost of implementing the uniform worldwide business and accounting information system (approximately $45 million) has not been included in this figure since the replacement of the previous systems was not accelerated due to Year 2000 Issues.

The Risks of the Company's Year 2000 Issues

There can be no assurance that the Company will be completely successful in its efforts to address Year 2000 Issues. If some of the Company's products or systems are not Year 2000 compliant, the Company could suffer manufacturing delays, lost sales or other negative consequences, including, but not limited to, diversion of resources, damage to the Company's reputation, increased service and warranty costs and litigation, any of which could materially adversely affect


                                    14 of 19
the Company's business operations.

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

The Company's Contingency Plans

The Company has identified various business systems which may require a written contingency plan. To date, sixty contingency plans have been prepared for certain business critical systems. The Company will continue to prepare contingency plans, as deemed prudent.

Year 2000 Forward-Looking Statements

The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all product and relevant IT and non-IT systems, results of Year 2000 testing, adequate resolution of Year 2000 Issues by businesses and other third parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. The "forward-looking statement" made in the foregoing Year 2000 discussion speaks only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.



ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  There have been no material changes in the Company's market risk since December 31, 1998. For further information, refer to Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


                                    15 of 19

PART II           OTHER INFORMATION
ITEM 1.           LEGAL PROCEEDINGS

                  GUIDANT LITIGATION
                  On November 26, 1996, Guidant Corporation (a competitor of Pacesetter and Ventritex) ("Guidant") and related parties filed a lawsuit against St. Jude Medical, Inc. ("St. Jude Medical"), Pacesetter, Inc. ("Pacesetter"), Ventritex, Inc. ("Ventritex") and certain members of the Telectronics Group in State Superior Court in Marion County, Indiana (the "Telectronics Action"). The lawsuit alleges, among other things, that, pursuant to an agreement entered into in 1993, certain Guidant parties granted Ventritex intellectual property licenses relating to cardiac stimulation devices, and that such licenses would terminate upon the consummation of the merger of Ventritex into Pacesetter (the "Merger"). The lawsuit further alleges that, pursuant to an agreement entered into in 1994 (the "Telectronics Agreement"), certain Guidant parties granted the Telectronics Group intellectual property licenses relating to cardiac stimulation devices. The lawsuit seeks declaratory and injunctive relief, among other things, to prevent and invalidate the transfer of the Telectronics Agreement to Pacesetter in connection with Pacesetter's acquisition of Telectronics' assets (the "Telectronics Acquisition") and the application of license rights granted under the Telectronics Agreement to the manufacture and sale by Pacesetter of Ventritex's products following the consummation of the Merger. The court overseeing this case issued a stay of this matter in July 1998 so that the issues could be addressed in an arbitration requested by the Telectronics Group and Pacesetter.

                  Guidant and related parties also filed suit against St. Jude Medical, Pacesetter and Ventritex on November 26, 1996 in the United States District Court for the Southern District of Indiana. This second lawsuit seeks
(i) a declaratory judgment that Pacesetter's manufacture, use or sale of cardiac stimulation devices of the type or similar to the type which Ventritex manufactured and sold at the time the Guidant parties filed their complaint would, upon consummation of the Merger, be unlicensed and constitute an infringement of patent rights owned by certain Guidant parties, (ii) to enjoin the manufacture, use or sale by St. Jude Medical, Pacesetter or Ventritex of cardiac stimulation devices of the type which Ventritex manufactured at the time the Guidant parties filed their complaint, and (iii) certain damages and costs. This second lawsuit was stayed by the court in July 1998 given the order to arbitrate which is mentioned below.

                  St. Jude Medical and Pacesetter believe that the foregoing state and federal court complaints contain a number of significant factual inaccuracies concerning the Telectronics Acquisition and the terms and effects of the various intellectual property license agreements referred to in such complaints. For these reasons and others, St. Jude Medical and Pacesetter believe that the allegations set forth in the complaints are without merit. St. Jude Medical and Pacesetter have vigorously defended their interests in these cases, and will continue to do so.

                  As a result of the state and federal lawsuits brought by Guidant and related parties, the Telectronics Group and Pacesetter filed a lawsuit in the United States District Court for the District of Minnesota seeking (i) a declaratory judgment that the Guidant parties' claims, as reflected in the Telectronics Action, are subject to arbitration pursuant to the arbitration provisions of the Telectronics Agreement, (ii) an order that the defendants arbitrate their claims


                                    16 of 19
against the Telectronics Group and Pacesetter in accordance with the arbitration provisions of the Telectronics Agreement, (iii) to enjoin the defendants preliminarily and permanently from litigating their dispute with the Telectronics Group and Pacesetter in any other forum, and (iv) certain costs. After the Eighth Circuit Court of Appeals ruled on an appeal in favor of the Telectronics Group and Pacesetter in May 1998, the United States District Court for the District of Minnesota issued an order on July 8, 1998 directing the arbitration requested by the Telectronics Group and Pacesetter to proceed.

                  An arbitrator for the arbitration has been selected by the parties. The arbitrator has issued some interim rulings, including that Pacesetter and St. Jude Medical should not participate in the initial arbitration proceeding concerning whether the Telectronics Agreement transferred to Pacesetter. The Telectronics Group and the Guidant parties will be involved in this initial arbitration proceeding. This proceeding is now scheduled for March 2000.

                  IRS LITIGATION
                  The Internal Revenue Service ("IRS") completed an audit examination of the Company's 1990-1991 corporate income tax returns and issued deficiency notices in early 1997 for taxes of $16.4 million. In addition, the IRS completed an audit examination of the Company's 1992-1994 income tax returns in early 1998 and has proposed an adjustment of $41.8 million in taxes. Both adjustments relate primarily to the Company's Puerto Rican operations. The deficiency amounts do not include interest, state taxes or offsetting Puerto Rico tax refunds, the net effect of which is not material. It is likely that a similar additional adjustment will be proposed for 1995. The Company is vigorously contesting this adjustment. The Company is refuting the IRS deficiency for 1990-1991 and asserting the Company is in fact owed a refund in a petition filed in Tax Court on June 24, 1997. The Company expects that the ultimate resolution will not have a material adverse effect on its financial position or liquidity, but could potentially be material to the net income of a particular future period if resolved unfavorably.

                  OTHER LITIGATION AND PROCEEDINGS
                  On December 16, 1998, the Company began a lawsuit in federal court in Los Angeles seeking a declaration that it was permitted to hire certain sales representatives who previously had worked for Sulzer Intermedics, Inc., which was acquired by Guidant. The Company has hired many such representatives as of August 12, 1999. The court has granted the Company's motion for a preliminary injunction permitting the hiring of such representatives. Guidant has filed a counterclaim in the lawsuit seeking damages from the Company for the hiring of these representatives and for their activities as sales representatives of the Company. The Company intends to vigorously assert its position in this litigation.

                  The Company is unaware of any other pending legal proceedings which it regards as likely to have a material adverse effect on its business.


                                    17 of 19

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None

ITEM 5.          OTHER INFORMATION

COURT RULING. On August 12, 1999 a jury in federal district court in Austin, Texas rendered a $10 million verdict against St. Jude Medical in a lawsuit brought by CMI, a manufacturer of heart valves. $2 million of the verdict was for actual damages and $8 million was for punitive damages. CMI alleged that by hiring a CMI valve distributor, St. Jude had wrongfully interfered with his contract. The jury found in CMI's favor on that claim. Certain motions are pending before the trial judge that would reduce or eliminate the damage awards. Rulings on those motions are expected in September 1999. The Company expects the ultimate resolution of this matter will not have a material adverse effect on its financial position or liquidity, but could potentially be material to the net income of a particular future period if the matter is resolved unfavorably.

PRODUCT ADVISORY. On July 19, 1999, the Company announced it had distributed a letter and technical memo to physicians advising that premature battery depletion can occur in a very small number of its Trilogy(R) family of pacemakers. There have been no patient injuries associated with this situation. A routine follow-up procedure can identify whether a pacemaker may experience premature battery depletion. The Company has worked closely with regulatory agencies since the problem was first identified and received the required approvals for a manufacturing modification to resolve it. The voluntary advisory to physicians does not have an impact on any other Company pacemaker or ICD product or product shipments. The Company believes this matter will have an immaterial impact on its consolidated financial statements.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          Exhibit
          Number                           Exhibit
          -------                          -------

          27                               Financial data schedule

(b) Reports on Form 8-K             None


                                    18 of 19

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                         ST. JUDE MEDICAL, INC.


 August 13, 1999                          /s/ JOHN C. HEINMILLER
--------------------                     ----------------------------------
DATE                                     JOHN C. HEINMILLER
                                         Vice President - Finance
                                         and Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)




                                    19 of 19