Form 10-Q
period 1999-09-30
ST JUDE MEDICAL INC
filed 1999-11-12
CIK 203077

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999               Commission File Number 0-8672


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

                  One Lillehei Plaza, St. Paul, Minnesota 55117
             ------------------------------------------------------
                    (Address of principal executive offices)


                                 (651) 483-2000
                 ----------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
        -----------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.

YES _X_  NO ___

The number of shares of common stock, par value $.10 per share, outstanding on October 29, 1999 was 84,152,345.

The Exhibit Index to this Form 10-Q is set forth on page 20.


                                     1 of 21

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                             ST. JUDE MEDICAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                            SEPTEMBER 30,                SEPTEMBER 30,
                                     -------------------------     -------------------------
                                        1999           1998           1999           1998
                                     ----------     ----------     ----------     ----------
Net sales                            $  275,814     $  248,822     $  833,207     $  767,542
Cost of sales                            94,285         90,704        287,495        284,955
                                     ----------     ----------     ----------     ----------

Gross profit                            181,529        158,118        545,712        482,587

Selling, general & administrative        94,586         83,266        295,391        264,093
Research & development                   31,378         24,984         91,608         74,265
In-process research & development        67,453             --        115,228             --
Special charges                           9,754             --          9,754             --
                                     ----------     ----------     ----------     ----------

Operating profit (loss)                 (21,642)        49,868         33,731        144,229
Other income (expense), net              (6,360)        (7,494)       (14,825)        (2,273)
                                     ----------     ----------     ----------     ----------

Income (loss) before taxes              (28,002)        42,374         18,906        141,956

Income tax provision                      8,992         12,924         30,752         43,297
                                     ----------     ----------     ----------     ----------

Net income (loss)                    $  (36,994)    $   29,450     $  (11,846)    $   98,659
                                     ==========     ==========     ==========     ==========

Earnings (loss) per common share:
      Basic                          $    (0.44)    $     0.35     $    (0.14)    $     1.14
                                     ==========     ==========     ==========     ==========
      Diluted                        $    (0.44)    $     0.35     $    (0.14)    $     1.14
                                     ==========     ==========     ==========     ==========
Average shares outstanding:
      Basic                              84,586         84,025         84,397         86,202
      Diluted                            84,586         84,267         84,397         86,727


See notes to condensed consolidated financial statements.


                                    2 of 21

                             ST. JUDE MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999            1998
                                                              (Unaudited)       (See Note)
                                                              ------------     ------------
ASSETS
Current assets:
      Cash and cash equivalents                               $      8,707     $      3,775
      Marketable securities                                         80,658           84,215
      Accounts receivable, less allowances
          (1999 - $11,272; 1998 - $12,352)                         296,868          282,071
      Inventories
          Finished goods                                           126,882          126,927
          Work in process                                           31,677           35,130
          Raw materials                                             81,285           83,522
                                                              ------------     ------------
      Total inventories                                            239,844          245,579
      Other current assets                                          68,557           66,824
                                                              ------------     ------------
Total current assets                                               694,634          682,464
Property, plant and equipment - at cost                            569,455          512,390
Less accumulated depreciation                                     (220,607)        (184,131)
                                                              ------------     ------------
      Net property, plant and equipment                            348,848          328,259
Other assets, net                                                  517,013          373,889
                                                              ------------     ------------
TOTAL ASSETS                                                  $  1,560,495     $  1,384,612
                                                              ============     ============
LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                         $    252,339     $    203,397
Long-term debt                                                     529,895          374,995
Commitments and contingencies                                           --               --
Shareholders' equity:
      Preferred stock, par value $1.00 per share -
          25,000,000 shares authorized; no shares issued                --               --
      Common stock, par value $.10 per share -
          250,000,000 shares authorized; issued and
          outstanding: 1999 - 84,228,902 shares;
          1998 - 84,174,699 shares                                   8,423            8,417
      Additional paid-in capital                                     5,226            6,656
      Retained earnings                                            805,094          816,940
      Accumulated other comprehensive income:
          Cumulative translation adjustment                        (48,022)         (33,242)
          Unrealized gain on available-for-sale securities           7,540            7,449
                                                              ------------     ------------
      Total shareholders' equity                                   778,261          806,220
                                                              ------------     ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                      $  1,560,495     $  1,384,612
                                                              ============     ============


NOTE: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.


                                    3 of 21

                             ST. JUDE MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   -------------------------
                                                                      1999           1998
                                                                   ----------     ----------
Operating Activities:
       Net income (loss)                                           $  (11,846)    $   98,659
       Depreciation and amortization                                   59,985         52,783
       In-process research & development                              115,228             --
       Special charges                                                  9,754             --
       Net investment gain                                               (829)       (15,624)
       Working capital change, net of business acquisitions            (3,253)       (77,159)
                                                                   ----------     ----------

       Net cash provided by operating activities                      169,039         58,659
                                                                   ----------     ----------

Investing Activities:
       Purchases of property, plant and equipment                     (58,659)       (54,818)
       Proceeds from sale or maturity of marketable securities         11,210         77,879
       Business acquisitions, net of cash acquired                   (242,071)            --
       Other investing activities                                     (20,605)         1,164
                                                                   ----------     ----------

       Net cash provided by (used in) investing activities           (310,125)        24,225
                                                                   ----------     ----------

Financing Activities:
       Proceeds from exercise of stock options and stock issued         8,882          7,022
       Common stock repurchased                                       (16,625)      (304,887)
       Borrowings on lines of credit                                  432,800        762,700
       Payments on lines of credit                                   (277,900)      (560,200)
       Repurchase of convertible subordinated debentures                   --         (5,005)
                                                                   ----------     ----------

       Net cash provided by (used in) financing activities            147,157       (100,370)
                                                                   ----------     ----------

Effect of currency exchange rate changes on cash                       (1,139)          (222)
                                                                   ----------     ----------

Increase (decrease) in cash and cash equivalents                        4,932        (17,708)
Cash and cash equivalents at beginning of year                          3,775         28,530
                                                                   ----------     ----------

Cash and cash equivalents at end of period                         $    8,707     $   10,822
                                                                   ==========     ==========


See notes to condensed consolidated financial statements.


                                    4 of 21

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

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.


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


NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale marketable securities and foreign currency translation adjustments, net of taxes. Other comprehensive income (loss) was $6,714 and $(4,741) for the third quarter of 1999 and 1998, and $(14,689) and $(15,907) for the first nine months of 1999 and 1998. Total comprehensive income (loss) combines reported net income (loss) and other comprehensive income (loss). Total comprehensive income (loss) was $(30,280) and $24,709 for the third quarter of 1999 and 1998, and $(26,535) and $82,752 for the first nine months of 1999 and 1998.


                                    5 of 21

NOTE 4 - SPECIAL CHARGES

The Company restructured its international operations during the third quarter of 1999 to improve both the effectiveness and efficiency of its international business by clarifying business unit accountabilities, focusing the operations of its business units outside the U.S., and removing administrative redundancies in the Company's management structure. This restructuring resulted in the elimination of certain administrative management positions. The Company recorded a $9,754 charge in the third quarter of 1999 related to the elimination of certain administrative management positions ($8,046) and to other restructuring activities ($1,708), of which $1,536 has been paid through September 30, 1999.

The Company recorded special charge accruals of $58,669 in 1997. These special charge accruals have decreased by $54,510 since the dates recorded as a result of cash payments or asset impairments.

NOTE 5 - EARNINGS (LOSS) PER SHARE

The table below sets forth the computation of basic and diluted earnings (loss) per share:

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                             -------------------------    -------------------------
                                                1999           1998          1999           1998
                                             ----------     ----------    ----------     ----------
Numerator:
      Net income (loss)                      $  (36,994)    $   29,450    $  (11,846)    $   98,659
                                             ==========     ==========    ==========     ==========
Denominator:
      Basic-weighted shares outstanding          84,586         84,025        84,397         86,202
      Effect of dilutive securities:
             Employee stock options                  --            209            --            492
             Restricted shares                       --             33            --             33
                                             ----------     ----------    ----------     ----------
      Diluted-weighted shares outstanding        84,586         84,267        84,397         86,727
                                             ==========     ==========    ==========     ==========

Basic earnings (loss) per share              $     (.44)    $      .35    $     (.14)    $     1.14
                                             ==========     ==========    ==========     ==========
Diluted earnings (loss) per share            $     (.44)    $      .35    $     (.14)    $     1.14
                                             ==========     ==========    ==========     ==========

Diluted weighted shares outstanding for the three and nine months ended September 30, 1999 and 1998 exclude certain employee stock options, restricted shares, and convertible debentures that were anti-dilutive.


NOTE 6 - SHAREHOLDERS' EQUITY

During the third quarter of 1999, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company's outstanding common stock over a three-year period. The Company re-acquired 500 shares of its common stock for $16,625 during the third quarter of 1999.


                                    6 of 21

NOTE 7 - ACQUISITIONS

On March 16, 1999, the Company purchased the Angio-Seal business of Tyco International Ltd. for $167,000 in cash. Angio-Seal produces and sells hemostatic puncture closure devices. Total consideration for Angio-Seal, including the fair value of the net liabilities assumed, was $175,185, which was allocated to in-process research and development ($47,775), various other identifiable intangible assets ($90,025), and goodwill ($37,385). Valuation of the in-process research and development and other identifiable intangible assets were based upon an independent appraisal.

On September 27, 1999 the Company purchased Vascular Science, Inc. (VSI) for $75,071 in cash, net of cash acquired, plus additional contingent consideration related to product development milestones for regulatory approvals and to future sales. VSI is a development-stage company focused on the development of suture-free devices to facilitate coronary artery bypass graft anastomosis.

Consistent with the approach used in connection with the Angio-Seal acquisition, the Company engaged an independent appraisal firm to value VSI's identifiable intangible assets ($580) and in-process research and development ($95,500). Total consideration, including the net present value of future estimated contingent consideration, is approximately $142,000. Summarized below is an allocation of the cash paid at closing and the first $28,047 of future contingent consideration payments utilizing these appraised amounts:

                                                          Cash            Future
                                                        Paid at         Contingent
                                                        Closing       Consideration         Total
                                                     -------------    -------------    -------------
Fair value of net assets acquired, excluding cash    $       7,038    $          --    $       7,038
Assembled workforce                                            580               --              580
In-process research and development                         67,453           28,047           95,500
                                                     -------------    -------------    -------------
                                                     $      75,071    $      28,047    $     103,118
                                                     =============    =============    =============

The future contingent consideration will be recorded in the Company's financial statements when payment of such amounts is assured beyond a reasonable doubt. All future contingent consideration in excess of the $28,047 will be capitalized as goodwill.

The above acquisitions have been recorded using the purchase method of accounting. The operating results of each of these acquisitions are included in the Company's consolidated statement of income from the date of each acquisition. The values assigned to in-process research and development were expensed at close, except as noted above, since technological feasibility had not been established and there were no alternative future uses for the technology. Pro forma results of operations have not been presented since the effects of these business acquisitions were not material to the Company on either an individual or aggregate basis. Goodwill and other intangible assets associated with these acquisitions will be amortized using lives ranging from 18 to 20 years.


                                    7 of 21

NOTE 8 - SEGMENT INFORMATION

The Company has two reportable segments: Cardiac Rhythm Management (CRM) and Heart Valve Disease Management (HVDM). The CRM segment develops, manufactures and distributes bradycardia pulse generators and leads, tachycardia implantable cardioverter defibrillators and leads, electophysiology catheters and cardiology catheters. The HVDM segment develops, manufactures and distributes mechanical and tissue heart valves and valve repair products. HVDM is also developing suture-free devices to facilitate coronary artery bypass graft anastomosis.

Certain financial information relating to the Company's reportable segments is as follows:

                                             CRM          HVDM      All Other(1)       Total
                                        ------------------------------------------------------
Quarter ended September 30, 1999
   Net sales to external customers       $ 211,578     $ 64,236      $     --       $ 275,814
   Operating profit (loss) (2)              26,779       35,129       (83,550)        (21,642)

Quarter ended September 30, 1998
   Net sales to external customers         181,279       67,543            --         248,822
   Operating profit (loss)                  20,403       35,412        (5,947)         49,868

Nine months ended September 30, 1999
   Net sales to external customers         622,112      211,095            --         833,207
   Operating profit (loss) (2)              68,259      113,764      (148,292)         33,731

Nine months ended September 30, 1998
   Net sales to external customers         552,707      214,835            --         767,542
   Operating profit (loss)                  49,389      111,888       (17,048)        144,229

(1) Amounts relate to Corporate, in-process research and development and special charges.
(2) All Other includes $67,453 and $115,228 of in-process research and development charges for the three and nine months ended September 30, 1999, and $9,754 of special charges for the three and nine months ended September 30, 1999.

During 1999, CRM's segment assets increased by approximately $135,000 related to the acquisition of Angio-Seal and HVDM's segment assets increased by approximately $10,000 related to the acquisition of VSI.


                                    8 of 21

NOTE 9 - OTHER INCOME (EXPENSE)

Other income (expense), net consists of the following:

                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                      SEPTEMBER 30,               SEPTEMBER 30,
                                -----------------------     -----------------------
                                   1999         1998          1999          1998
                                ---------     ---------     ---------     ---------
Interest income                 $     716     $     939     $   2,198     $   3,313
Interest expense                   (6,937)       (6,940)      (19,482)      (18,027)
Net investment gain                   829           650           829        15,624
Foreign exchange gain (loss)         (459)       (1,999)        2,145        (2,006)
Other                                (509)         (144)         (515)       (1,177)
                                ---------     ---------     ---------     ---------

Other income (expense), net     $  (6,360)    $  (7,494)    $ (14,825)    $  (2,273)
                                =========     =========     =========     =========


NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value will be immediately recognized in income. Statement No. 133 is required to be adopted for years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137, which deferred the effective date of Statement No. 133 for one year. The Company has not yet determined what the effect of Statement No. 133 will be on the income and financial position of the Company.


                                    9 of 21

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS:

ACQUISITIONS. The Company acquired the Angio-Seal business of Tyco International Ltd. on March 16, 1999 and the outstanding common stock of Vascular Science, Inc. (VSI) on September 27, 1999. Angio-Seal produces and sells hemostatic puncture closure devices. VSI is a development-stage company focused on the development of suture-free devices to facilitate coronary artery bypass graft anastomosis. These acquisitions have been recorded using the purchase method of accounting. The operating results of each of these acquisitions are included in the Company's consolidated statement of income from the date of each acquisition. VSI's results of operations were immaterial during the third quarter of 1999 but are expected to be dilutive to the Company's operating results during the remainder of 1999 and during the year 2000. Angio-Seal's results are discussed below.

NET SALES. Net sales for the third quarter of 1999 totaled $275,814, a 10.8% increase over the $248,822 reported in the third quarter of 1998. For the first nine months of 1999, net sales totaled $833,207, an 8.6% increase over the $767,542 reported in the first nine months of 1998. Unfavorable foreign currency effects due to a stronger U.S. dollar reduced 1999 net sales as compared with 1998 by approximately $4,500 for the third quarter and $5,700 year-to-date.

Cardiac rhythm management (CRM) net sales for the third quarter of 1999 were $211,578, a 16.7% increase over the $181,279 recorded in the third quarter of 1998. CRM net sales for the first nine months of 1999 were $622,112, a 12.6% increase over the $552,707 recorded in 1998. The 1999 third quarter and nine month CRM net sales include $12,452 and $27,285 of Angio-Seal net sales. The increase in CRM net sales for the third quarter and for the first nine months of 1999, exclusive of Angio-Seal, was primarily attributable to increased bradycardia net sales and to an increase in electrophysiology (EP) catheter unit sales. The increase in bradycardia net sales is due to the Company's introduction of the Affinity(R) pacemaker in the second quarter of 1999 and to an expanded domestic sales organization.

Heart valve disease management (HVDM) net sales for the third quarter of 1999 were $64,236, a 4.9% decrease from the $67,543 recorded in the third quarter of 1998. HVDM net sales for the first nine months of 1999 were $211,095 compared with $214,835 recorded in 1998. The decrease in HVDM net sales was attributable to the effects of the stronger U.S. dollar, reduced sales to certain distributors in emerging markets, and a slight clinical preference shift from mechanical valves to tissue valves in the U.S. market where HVDM holds significant mechanical valve market share and a smaller share of the tissue valve market.


                                    10 of 21

GROSS PROFIT. Gross profit for the third quarter of 1999 totaled $181,529 or 65.8% of net sales, as compared with $158,118, or 63.5% of net sales, during the third quarter of 1998. For the first nine months of 1999 and 1998, gross profit was $545,712, or 65.5% of net sales, and $482,587, or 62.9% of net sales. The higher gross profit percentages for both the third quarter and the first nine months of 1999 were primarily attributable to improved manufacturing efficiencies and higher manufacturing volumes at the Company's CRM division and to geographic sales mix.

SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses for the third quarter of 1999 totaled $94,586, a 13.6% increase over the $83,266 reported in the third quarter of 1998. For the first nine months of 1999, SG&A expenses totaled $295,391, an 11.9% increase over the $264,093 reported in the first nine months of 1998. The increase in SG&A expenses during 1999 was primarily attributable to increased sales activities, increased litigation and Year 2000 expenses, and to increased intangible asset amortization related to Angio-Seal.

RESEARCH & DEVELOPMENT. Research and development (R&D) expenses in the third quarter of 1999 totaled $31,378, or 11.4% of net sales, compared with $24,984, or 10.0% of net sales, for the third quarter of 1998. For the first nine months of 1999, R&D expenses totaled $91,608, or 11.0% of net sales, compared with $74,265, or 9.7% of net sales, for the first nine months of 1998. The increase in R&D expenses as a percentage of net sales is primarily attributable to an increase in R&D activities at the Company's CRM division relating primarily to implantable cardioverter defibrillators (ICDs) and other development projects.

IN-PROCESS RESEARCH & DEVELOPMENT. The Company recorded in-process research and development charges of $47,775 and $67,453 during the first quarter and third quarter of 1999, respectively, in connection with the acquisitions of Angio-Seal and VSI. The in-process research and development valuations were computed by an independent third-party appraisal company and were expensed at close, except as noted below, since technological feasibility had not been established and there were no alternative future uses for the technology.

The values assigned to in-process research and development were determined by estimating the contribution of the purchased in-process technology in developing a commercially viable product, estimating the resulting net cash flows from the expected sales of such products, and discounting the net cash flows to their present value using appropriate discount rates ranging from 25% to 35%. Certain other factors considered in these valuations included the stage of development of each project, which ranged from 35% to 90%, complexity of the work completed at the valuation date, costs already incurred, projected costs to complete the projects, target markets and associated risks of achieving technological feasibility and market acceptance of the products.

The purchased in-process research and development technology requires additional development to create commercially viable products. This development includes completion of design, prototyping, and testing to ensure the technologies meet their design specifications, including functional, technical and economic performance requirements. In addition, the technology is required to undergo both international and domestic regulatory reviews and approvals prior to being commercially released to the market.


                                    11 of 21

The appraised value of the VSI in-process research and development was $95,500, of which $67,453 was recorded at close. The remaining portion of the $95,500 in-process research and development valuation is expected to be recorded as a charge to earnings in future periods as additional contingent consideration related to product development milestones and sales are recorded in the Company's financial statements.

SPECIAL CHARGES. The Company restructured its international operations during the third quarter of 1999 to improve both the effectiveness and efficiency of its international business by clarifying business unit accountabilities, focusing the operations of its business units outside the U.S., and removing administrative redundancies in the Company's management structure. The Company recorded a $9,754 charge in the third quarter of 1999 related to the elimination of certain administrative management positions ($8,046) and to other restructuring activities ($1,708). Although the Company anticipates this restructuring will reduce certain administrative management costs in the future, the impact on any quarter or annual period is not expected to be material to the Company's consolidated results of operations.

INCOME TAX PROVISION. The Company's effective income tax rate was 25% for the three and nine months ended September 30, 1999, exclusive of the in-process research and development and special charges, compared with 30.5% for the comparable periods in 1998. The decrease in the effective income tax rate in 1999 is primarily attributable to the implementation of a revised corporate structure during the third quarter of 1998 associated with the Company's Puerto Rican operations. The 1999 Angio-Seal in-process research and development charge was recorded in a taxing jurisdiction with a 4% income tax rate and the VSI charge was not deductible for income tax purposes. The 1999 special charge is taxed at applicable federal, state and foreign country tax rates.

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

The Company's heart valve disease management business is in a highly competitive market. During the first nine months of 1999, the Company estimates it maintained its share of the worldwide heart valve industry. The market is segmented between mechanical heart valves, tissue heart valves and repair products. During 1999, the U.S. market continued its slight shift to tissue valve and repair products. Competition is anticipated to place pressure on pricing and terms and health care reform is expected to result in further hospital consolidations over time.

The Company's cardiac rhythm management business is also in a highly competitive industry that is undergoing consolidation. The number of principal competitors has decreased from four to three. The Company's two principal competitors each have substantially more assets, sales and sales personnel than the Company. In addition, several new ICDs were introduced to the market. The Company's two principal competitors in the ICD market have introduced dual chamber ICDs that represent an increasing percentage of the ICD market. The Company has a dual chamber


                                    12 of 21

ICD in development. However, until the Company introduces its dual chamber ICD, the growth of dual chamber ICDs at the expense of single chamber ICDs could adversely affect the Company. Rapid technological change is expected to continue, requiring the Company to invest heavily in R&D and to effectively market its products.

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

The IRS has proposed adjustments of approximately $58,200 in additional taxes relating primarily to the Company's Puerto Rican operations in years 1990 through 1994. It is likely that similar adjustments may be proposed for 1995 (see Part II, Item 1, Legal Proceedings).

FINANCIAL CONDITION:

The financial condition of the Company remains strong at September 30, 1999. The Company's current assets to current liabilities ratio was 2.75 to 1 at September 30, 1999.


                                    13 of 21

During the third quarter of 1999, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company's outstanding common stock over a three-year period. The Company re-acquired 500 shares of its common stock for $16,625 during the third quarter of 1999.

Accounts receivable increased $14,797 from December 31, 1998 due to higher sales offset partially by a decrease in average days to collect the receivables. Other assets increased $143,124 due primarily to the addition of certain intangible assets from the Angio-Seal acquisition. Interest bearing debt increased $154,900 during the nine months ended September 30, 1999 related primarily to additional borrowings for the Angio-Seal and VSI acquisitions, offset partially by the repayment of debt from cash generated from operations.

During the third quarter of 1999, the Company increased its available revolving credit facilities by $100,000. This increased borrowing capacity is available through March 2000. Any borrowings on this increased borrowing capacity will bear interest at a floating rate tied to the London Interbank Offered Rate.

Management believes that cash generated from operations and cash available under its debt agreements will be sufficient to meet the Company's working capital and share repurchase plan needs in the near term. Should suitable investment opportunities arise, management believes that the Company's earnings, cash flows and balance sheet will permit the Company to obtain additional debt or equity capital.

YEAR 2000 READINESS. The Company is preparing for the impact of the arrival of the Year 2000 on its business, as well as on the businesses of its customers, suppliers and business partners. The "Year 2000 Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format. The Year 2000 Issue creates potential risks for the Company because the Company relies heavily on information technology (IT) systems and other systems, facilities and suppliers to conduct its business. The Company may also be exposed to risks from third parties with which the Company interacts who fail to adequately address their own Year 2000 Issues.


                                    14 of 21

THE COMPANY'S STATE OF READINESS

While the Company's Year 2000 efforts have been underway for several years, the Company centralized its focus on addressing the Year 2000 Issue in 1998 by forming a Year 2000 project team, which is currently chaired by the Company's Chief Financial Officer. The Company's Board of Directors also receive a monthly status report on the Company's Year 2000 readiness program.

The Year 2000 project team developed a phased approach to identifying and remediating Year 2000 Issues, with many of these phases overlapping one another or conducted simultaneously.

The first phase was to develop a corporate-wide, uniform strategy for addressing the Year 2000 Issue and to assess the Company's current state of Year 2000 readiness. This included a review of all business critical IT and non-IT systems, including Company products and internal operating systems for potential Year 2000 Issues. The Company completed this phase during the first quarter of 1999.

The second phase of the Company's Year 2000 readiness program (begun simultaneously with the first phase) was to define a Year 2000 "Readiness" standard and to begin remediation of the business critical systems requiring correction, building on work done by the Company's Year 2000 external consulting partner. The defining of a Year 2000 Readiness Standard was completed in the first quarter of 1999. The following paragraphs provide further discussion on the status of the Company's business critical systems for its products, internal IT and non-IT systems, and suppliers, service providers and business partners.

The Company has completed an assessment of its Year 2000 compliance for its products. With the exception of certain pacemaker and ICD programmers, all the Company's products are Year 2000 ready. The affected programmers require simple corrective actions by the user. The Year 2000 Issue affecting these programmers would not affect potential health or safety but could result in an erroneous date on a printout. The Company's implantable pacemakers and ICDs do not have internal clocks and are not susceptible to Year 2000 Issues.

The Company undertook a review of its internal IT and non-IT systems to identify potential Year 2000 Issues. In 1995, the Company began the process of implementing a uniform worldwide business and accounting information system to improve internal reporting processes. This new IT system replaced the Company's order entry, distribution, purchasing and inventory management systems, as well as the Company's general financial systems. Implementation of this system was substantially completed in 1998. The Company also replaced its human resource information system during the second quarter 1999. Based upon representations from these software manufacturers and upon the Company's internal testing, these business information systems appear to be Year 2000 ready. Replacement of older legacy business systems with these new systems has significantly reduced the effort required to remediate the Company's business systems. With respect to non-IT systems, the Company has analyzed its manufacturing equipment and other critical non-IT facility and internal systems with date sensitive operating controls for Year 2000 Issues. No material problems were discovered in these reviews. At this time, the Company has remediated substantially all of the Year 2000 issues identified with these systems.


                                    15 of 21

Any remaining identified Year 2000 issues are scheduled to be remediated by the end of 1999.

The Company has inquired of each of its principal suppliers, service providers and business partners as to their Year 2000 status, utilizing, in part, a questionnaire and Year 2000 certification form. As of December 31, 1998, the Company had contacted all critical suppliers, service providers and business partners about their Year 2000 readiness. Based upon representations from the Company's critical suppliers, service providers and business partners and other testing performed by the Company to date, it does not appear the Company will be materially impacted by its critical suppliers, service providers and business partners for Year 2000 matters. However, there can be no assurance that the Company's critical suppliers, service providers and business partners will achieve a Year 2000 conversion in a timely fashion, or that such failure to convert by another company will not have a material adverse effect on the Company.

THE COMPANY'S CONTINGENCY PLANS

The Company has identified 1,171 business critical systems that may require a written contingency plan, including business systems impacted by the Company's critical suppliers, service providers and business partners. The Company has evaluated 1,084 of these business critical systems and completed contingency plans as it was deemed appropriate. The remaining business critical systems are scheduled to be reviewed by the end of November 1999 with contingency plans prepared before the end of 1999 if necessary. The Company will continue to monitor its Year 2000 status and prepare additional contingency plans, as the need arises.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

The total cost associated with the Company's Year 2000 remediation has not been nor is expected to be material to the Company's financial condition or results of operations. Substantially all of the $3,500 total estimated Year 2000 remediation costs have been incurred and reflected in the Company's historical results of operations. The cost of implementing the Company's uniform worldwide business and accounting information system (approximately $45,000) has not been included in this figure since replacement of the previous systems was not accelerated due to Year 2000 Issues.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

There can be no assurance that the Company will be completely successful in its efforts to address Year 2000 Issues. If some of the Company's products or systems are not Year 2000 ready, the Company could suffer manufacturing delays, lost sales or other negative consequences, including, but not limited to, diversion of resources, damage to the Company's reputation, increased service and warranty costs and litigation, any of which could materially adversely affect the Company's business operations.

The Company cannot predict the consequences of failure of its customers or government health payers and providers, such as the U.S. Health Care Financing Administration, to adopt Year 2000 ready software in a timely manner. The Company is also dependent on third parties such as its suppliers, service providers and other business partners. If these or other third parties fail to


                                    16 of 21
adequately address Year 2000 Issues, the Company could experience a negative impact on its business operations or financial statements. For example, the failure of certain of the Company's principal suppliers to have Year 2000 ready internal systems could impact the Company's ability to manufacture and/or ship its products or to maintain adequate inventory levels for production.

YEAR 2000 FORWARD-LOOKING STATEMENTS

The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all product and relevant IT and non-IT systems, results of Year 2000 testing, adequate resolution of Year 2000 Issues by businesses and other third parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes since December 31, 1998 in the Company's foreign currency related market risk. During the third quarter of 1999, the Company entered into an interest rate swap contract to hedge a substantial portion of the variable interest rate risk on $138,000 of the Company's revolving credit facility borrowings. This swap contract becomes effective in October 1999 and matures in January 2000.

For further information on market risk, refer to Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


                                    17 of 21

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

      As a result of the state and federal lawsuits brought by Guidant and related parties, the Telectronics Group and Pacesetter filed a lawsuit in the United States District Court for the District of Minnesota seeking (i) a declaratory judgment that the Guidant parties' claims, as reflected in the Telectronics Action, are subject to arbitration pursuant to the arbitration provisions of the Telectronics Agreement, (ii) an order that the defendants arbitrate their claims


                                    18 of 21
against the Telectronics Group and Pacesetter in accordance with the arbitration provisions of the Telectronics Agreement, (iii) to enjoin the defendants preliminarily and permanently from litigating their dispute with the Telectronics Group and Pacesetter in any other forum, and (iv) certain costs. After the Eighth Circuit Court of Appeals ruled on an appeal in favor of the Telectronics Group and Pacesetter in May 1998, the United States District Court for the District of Minnesota issued an order on July 8, 1998 directing the arbitration requested by the Telectronics Group and Pacesetter to proceed.

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

      IRS LITIGATION
      The Internal Revenue Service ("IRS") completed an audit examination of the Company's 1990-1991 corporate income tax returns and issued deficiency notices in early 1997 for taxes of $16,400. In addition, the IRS completed an audit examination of the Company's 1992-1994 income tax returns in early 1998 and proposed an adjustment of $41,800 in additional taxes. Both adjustments relate primarily to the Company's Puerto Rican operations. The deficiency amounts do not include interest, state taxes or offsetting Puerto Rico tax refunds, the net effect of which is not material. It is likely that a similar additional adjustment will be proposed for 1995. The Company is vigorously contesting these adjustments. The Company is refuting the IRS deficiency for 1990-1991 and asserting the Company is in fact owed a refund in a petition filed in Tax Court on June 24, 1997. The Company expects that the ultimate resolution will not have material adverse effect on its financial position or liquidity, but could potentially be material to the net income of a particular future period if resolved unfavorably.

      OTHER LITIGATION AND PROCEEDINGS
      On December 16, 1998, the Company began a lawsuit in federal court in Los Angeles seeking a declaration that it was permitted to hire certain sales representatives who previously had worked for Sulzer Intermedics, Inc., which was acquired by Guidant. The Company has hired many such representatives as of November 10, 1999. The court has granted the Company's motion for a preliminary injunction permitting the Company to hire such representatives and this decision was upheld by the U.S. Court of Appeals. Guidant has filed a counterclaim in the lawsuit seeking damages from the Company for the hiring of these representatives and for their activities as sales representatives of the Company. The Company intends to vigorously assert its position in this litigation.

      The Company is unaware of any other pending legal proceedings that it regards as likely to have a material adverse effect on its business.


                                    19 of 21

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       Exhibit
       Number               Exhibit
       ------               -------

       27                   Financial data schedule

(b) Reports on Form 8-K     The Company filed a Form 8-K on September 9, 1999,
                            and an amendment to such Form 8-K on September 10, 1999, which discussed a court's ruling in relation to certain litigation involving the Company.


                                    20 of 21

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                       ST. JUDE MEDICAL, INC.


 November 10, 1999                     /s/ JOHN C. HEINMILLER
--------------------                   --------------------------------
DATE                                   JOHN C. HEINMILLER
                                       Vice President - Finance
                                       and Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)


                                    21 of 21