Form 10-K
period 1999-12-31
ST JUDE MEDICAL INC
filed 2000-03-27
CIK 203077

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

           NEW YORK STOCK EXCHANGE AND CHICAGO BOARD OPTIONS EXCHANGE
                     (Name of exchange on which registered)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                             -----------------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__  No _____

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.1 billion at March 10, 2000, when the closing sale price of such stock, as reported on the New York Stock Exchange, was $25.50.

         The number of shares outstanding of the Registrant's Common Stock, $.10 par value, as of March 10, 2000, was 83,823,073 shares.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, are incorporated by reference in Parts I, II and IV. Portions of the Proxy Statement dated March 27, 2000, are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL
            St. Jude Medical, Inc., together with its subsidiaries ("St. Jude" or the "Company") is a global leader in the development, manufacturing and distribution of medical device products for the cardiac rhythm management, cardiology and vascular access, and heart valve disease management markets.

            St. Jude has two reportable segments: Cardiac Rhythm Management
(CRM) and Heart Valve Disease Management (HVDM). The CRM segment, which includes the results from the Company's Cardiac Rhythm Management Division and Daig Division, develops, manufactures and distributes bradycardia pulse generator and tachycardia implantable cardioverter defibrillators (ICD) systems, electrophysiology and interventional cardiology catheters, and vascular closure devices. The HVDM segment develops, manufactures and distributes mechanical and tissue heart valves and valve repair products, and is in the process of developing suture-free devices to facilitate coronary artery bypass graft anastomoses.

            Effective September 27, 1999, St. Jude acquired Vascular Science, Inc. ("VSI"), a development-stage company focused on the development of suture-free devices to facilitate coronary artery bypass graft anastomoses.

            Effective March 16, 1999, St. Jude purchased the Angio-Seal business of Tyco International Ltd. Angio-Seal develops, manufactures and distributes hemostatic vascular closure devices.

            During 1999, the Company acquired the assets of various businesses used in the distribution of the Company's products.

            Effective May 15, 1997, St. Jude acquired Ventritex, Inc., ("Ventritex") a California-based manufacturer of implantable cardioverter defibrillators and related products. ICDs are used to treat hearts that beat inappropriately fast.

            Effective November 29, 1996, St. Jude's Pacesetter Inc. subsidiary acquired substantially all of the assets of Telectronics Pacing Systems, Inc. ("Telectronics"), a pacemaker company, and Medtel, a distribution company in the Asia-Pacific region. In addition to state-of-the-art pacing technologies, Telectronics enhanced the Company's Cardiac Rhythm Management Division operations by adding important intellectual property assets.

            Effective September 23, 1996, the Company acquired Newcor Industrial S.A. which owned most of the assets of Biocor(R)Industria E Pesquisas Ltd., a Brazilian manufacturer of tissue heart valves.

            Effective May 31, 1996, the Company acquired Daig Corporation ("Daig"), a Minnesota based manufacturer of specialized cardiovascular catheters and related products for the electrophysiology and interventional cardiology markets.

            The Company markets its products primarily in the United States, Western Europe and Japan through both a direct employee-based sales organization and independent distributors. In addition, St. Jude maintains geographically based sales and marketing organizations that are responsible for marketing, sales and distribution of the Company's and third party products in Eastern Europe, Africa, the Middle East, Canada, Latin America and the Asia-Pacific region.

            Typically, the Company's net sales are somewhat higher in the first and second quarters and lower in the third and fourth quarters. This results from patient tendency to defer, if possible, cardiac procedures during the summer months and from the seasonality of the U.S. and Western European markets where summer vacation schedules normally result in fewer surgical procedures. Independent distributors randomly place large orders which can distort the net sales pattern noted above. In addition, new product introductions, acquisitions, and regulatory approvals can modify the expected net sales pattern.

            In 1999, approximately 76% of net sales were derived from cardiac rhythm management segment products, and approximately 24% from heart valve disease management segment products. Approximately 62% of the Company's 1999 net sales were in the U.S. market, which was slightly higher than the 1998 results. Additional segment information is set forth in the Company's 1999 Annual Report to Shareholders on page 41 and is incorporated herein by reference.

CARDIAC RHYTHM MANAGEMENT
            The Cardiac Rhythm Management Division ("CRMD") is headquartered in Sylmar, California and has manufacturing facilities in California, Arizona, South Carolina and Sweden. The Daig Division ("Daig") is headquartered and has manufacturing facilities in Minnesota.

            CRMD pacemakers and related systems treat patients with hearts that beat inappropriately slow, a condition known as bradycardia. ICDs and related systems treat patients with hearts that beat inappropriately fast, a condition known as tachycardia. Daig specialized disposable cardiovascular catheters and related devices are used in the electrophysiology and interventional cardiology markets.

            Typically implanted pectorally, just below the collarbone, pacemakers monitor the heart's rate and, when necessary, deliver low-level electrical impulses that stimulate an appropriate heartbeat. The pacemaker is connected to the heart by one or two leads that carry the electrical impulses to the heart and information from the heart back to the pacemaker. An external programmer enables the physician to retrieve diagnostic information from the pacemaker and reprogram the pacemaker in accordance with the patient's changing needs. Single-chamber pacemakers stimulate only one chamber of the heart (atrium or ventricle), while dual-chamber devices can sense and pace in both the upper and lower chambers.

            CRMD's current pacing products include the January 1999 FDA approved Affinity(R), the August 1999 FDA approved Entity(TM) and Trilogy(R) family of pacemakers, containing the proven Omnisense(TM) activity-based sensor, and the Tempo(TM) pacemaker family, which uses fifth-generation Minute Ventilation sensor technology. These pacemaker families are highly automatic and contain many advanced features and diagnostic capabilities to optimize cardiac therapy. All are small and physiologic in shape to enhance patient comfort.

            Outside the United States, CRMD also offers single-chamber pacemakers, the Microny(TM) SR+, and the Regency(TM) pacemaker families, which are in clinical trials in the United States. The Affinity(R), the Entity(TM) and Regency(TM) families of pacemakers, as well as the Microny(TM) SR+, all offer the unique feature of AutoCapture(TM) pacing system. The AutoCapture(TM) pacing system is a proprietary technology that enables the pacemaker to monitor every paced beat for heart capture, deliver a back-up pulse in the event of noncapture, continuously measure threshold, and make adjustments in energy output to match changing patient needs.

            CRMD's current pacing leads include the active-fixation Tendril(R) DX and SDX families and the passive-fixation Passive Plus(R) DX family which are available worldwide, and the passive-fixation Membrane(TM) EX family which is currently available outside the United States. All three lead families feature steroid elution, which helps suppress the body's inflammatory response to a foreign object, and are designed to maximize energy efficiency and promote pacing system longevity.

            CRMD offers two pacemaker programmers, the APS(TM) III patient management system, and the highly portable APS(TM)(mu) (micro), which allow the physician to efficiently utilize the extensive diagnostic and therapeutic capabilities of CRMD's pacemakers.

            CRMD's ICDs monitor the heartbeat and deliver higher energy electrical impulses, or "shocks," to terminate ventricular tachycardia (VT) and ventricular fibrillation (VF). In ventricular tachycardia, the lower chambers of the heart contract at an abnormally rapid rate and typically deliver less blood to the body's tissues and organs. VT can progress to VF, in which the heart beats so rapidly and erratically that it can no longer pump blood. Like pacemakers, ICDs are typically implanted pectorally, connected to the heart by leads, and programmed non-invasively. The current CRMD ICD offerings include the Photon(TM), Angstrom(TM) MD, Contour(R) MD and Profile(TM) MD.

            St. Jude implanted its first dual chamber ICD, the Photon(TM) DR, in December 1999 to begin this product's clinical approval process. The Photon(TM) DR is a dual chamber ICD, offering the features of Morphology Discrimination
(MD) and AV Rate Branch for precise arrythmia detection. In addition, the Photon(TM) offers SVT discrimination algorithms.

            These ICDs are used with the dual electrode and single electrode TVL and TVL-ADX (active-fix) transvenous leads, which have superior handling characteristics and performance. The Photon(TM) DR ICD is programmable with the APS III universal programmer. The Angstrom(TM) MD, Contour(R) MD and Profile(TM) ICDs are currently programmable with the PR-3500 and PR-1500 programmers and will be programmable by the APS III programmer in the fourth quarter of 2000.

            Specialized disposable cardiovascular devices, sold by Daig, include percutaneous (through the skin) catheter introducers, diagnostic guidewires, vascular sealing devices, electrophysiology catheters and bipolar temporary pacing catheters (used with external pacemakers). Percutaneous catheter introducers are used to create passageways for cardiovascular catheters from outside the human body through the skin into a vein, artery or other location inside the body. Daig's percutaneous catheter introducer products consist primarily of peel-away sheaths, sheaths with and without hemostasis valves, dilators, guidewires, repositioning sleeves, obturators and needles. All of these products are offered in a variety of sizes and packaging configurations. Diagnostic guidewires are used in conjunction with percutaneous catheter introducers to aid in the introduction of intravascular catheters. Daig's diagnostic guidewires are available in multiple lengths and incorporate a surface finish for lasting lubricity. Vascular sealing devices are used to close femoral artery puncture wounds following angioplasty, stenting and diagnostic procedures.

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

HEART VALVE DISEASE MANAGEMENT
            The Heart Valve Division (HVD) is headquartered in St. Paul, Minnesota and has manufacturing facilities in Minnesota, Puerto Rico, Canada and Brazil. Heart valve replacement or repair may be necessary because the natural heart valve has deteriorated due to congenital defects or disease. Heart valves facilitate the one-way flow of blood in the heart and prevent significant backflow of blood into the heart and between the heart's chambers.

            HVD offers both mechanical and tissue replacement heart valves and valve repair products. The St. Jude Medical(R) mechanical heart valve has been implanted in over one million patients to date. The SJM Regent(TM) mechanical heart valve was approved for sale in Europe in December 1999 and is currently in a clinical trial in the United States. The Company markets the Toronto SPV(R) stentless tissue valve, the world's leading stentless tissue valve and the SJM(R) Biocor(TM) tissue valve. The Company received FDA approval for the U.S. market release of the Toronto SPV(R) in November 1997 at which time the product was launched and physician training commenced. The SJM Epic(TM) tissue heart valve received European regulatory approval in late 1998 and was launched in Europe in 1999. On January 21, 2000 the Company discontinued sales of HVD products, including heart valves, with Silzone(R) cuffs due to a higher incidence of perivalvular leak associated with this product in a clinical study. The Company also recalled unimplanted inventory of this product.

            Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral heart valves. The Company has executed a license agreement with Professor Jacques Seguin to manufacture and market an advanced semi-rigid annuloplasty ring. The SJM(R) Seguin annuloplasty ring was cleared by the FDA for U.S. release during first quarter 1997. The SJM Tailor(TM) annuloplasty ring received worldwide regulatory approvals in late 1998 and was launched worldwide in early 1999.

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

SUPPLIERS
            The Company purchases raw materials and other items from numerous suppliers for use in its products. For certain materials that the Company believes are critical and may be difficult to obtain an alternative supplier, the Company maintains sizable inventories of up to three years of its projected requirements for certain materials, some of which are available only from a single supplier. The Company has been advised from time to time that certain of these suppliers may terminate sales of products to customers that manufacture implantable medical devices in an effort to reduce their potential products liability exposure. Some of these suppliers have modified their positions and have indicated a willingness to either temporarily continue to provide product until such time as an alternative vendor or product can be qualified or to reconsider the supply relationship. While the Company believes that alternative sources of raw materials are available and that there is sufficient lead time in which to qualify such other sources, any supply interruption could have a material adverse effect on the Company's ability to manufacture its products.

COMPETITION
            Within the medical device industry, competitors range from small start-up companies to companies with significant resources. The Company's customers consider many factors when choosing supplier partners including product reliability, clinical outcomes, product availability, inventory consignment, price and product services provided by the manufacturer. Market share can shift as a result of technological innovation, product recalls and product safety alerts, as well as other business factors. This emphasizes the need to provide the highest quality products and services. St. Jude expects the competition to continue to increase by using tactics such as consigned inventory, bundled product sales and reduced pricing.

            CRMD has traditionally been a technological leader in the bradycardia pacemaker market. The Company has strong bradycardia market share positions in all major developed markets. There are three principal manufacturers and suppliers of ICDs. This is a rapidly growing and highly competitive market. Two of the competitors account for more than 80% of the worldwide ICD sales. These two competitors are larger than the Company and have invested substantial amounts in ICD research and development. The market areas Daig focuses on are the cardiac catheterization laboratories and the electrophysiology laboratories throughout the world. These are growing markets with numerous competitors.

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

MARKETING
            The Company's products are sold in over 100 countries throughout the world. No distributor organization or single customer accounted for more than 10% of 1999, 1998 and 1997 net sales.

            In the United States, St. Jude sells directly to hospitals through a combination of independent distributors and an employee based sales organization for its pacemaker products and through employee based sales organizations for its heart valve and catheter products. In Western Europe, the Company has an employee based sales organization selling in 14 countries. Throughout the rest of the world the Company uses a combination of independent distributor and direct sales organizations.

            Group purchasing organizations (GPOs) in the U.S. continue to consolidate the purchasing for some of the Company's customers. Several such GPOs have executed contracts with the Company's CRM market competitors which exclude the Company. These contracts, if enforced, may adversely affect the Company's sales of CRM products to members of these GPOs.

            Payment terms worldwide are consistent with local practice. Orders are shipped as they are received and, therefore, no material back orders exist.

RESEARCH AND DEVELOPMENT
            The Company is focused on the development of new products and improvements to existing products. In addition, research and development expense reflects the Company's efforts to obtain FDA approval of certain products and processes and to maintain the highest quality standards of existing products. The Company's research and development expenses, exclusive of in-process purchased research and development, were $125,059,000 (11.2% of net sales), $99,756,000 (9.8%) and $104,693,000 (10.5%) in 1999, 1998 and 1997,
respectively.

GOVERNMENT REGULATION
            The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in some instances, by state and foreign governmental authorities. Under the U.S. Federal Food, Drug and Cosmetic Act (the "Act"), and regulations thereunder, manufacturers of medical devices must comply with certain policies and procedures that regulate the composition, labeling, testing, manufacturing, packaging and distribution of medical devices. Medical devices are subject to different levels of government approval requirements, the most comprehensive of which requires the completion of an FDA approved clinical evaluation program and submission and approval of a pre-market approval ("PMA") application before a device may be commercially marketed. The Company's mechanical and tissue heart valves, implantable cardioverter defibrillators, certain pacemakers and leads and certain electrophysiology catheter applications are subject to this level of approval or as a supplement to a PMA approval. Other pacemakers and leads, annuloplasty ring products and other electrophysiology and interventional cardiology products are currently marketed under the 510(k) pre-market notification procedure of the Act.

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

            The Office of the Inspector General (the "OIG") of the United States Department of Health and Human Services ("HHS") is currently conducting an investigation regarding possible hospital submissions of improper claims to Medicare/Medicaid programs for reimbursement for procedures using cardiovascular medical devices that were not approved for marketing by the FDA at the time of use. Beginning in June 1994, approximately 130 hospitals received subpoenas from HHS seeking information with respect to reimbursement for procedures using cardiovascular medical devices (including certain products manufactured by the Company) that were subject to investigational exemptions or that may not have been approved for marketing by the FDA at the time of use. The subpoenas also sought information regarding various types of remuneration, including payments, gifts, stock and stock options, received by the hospital or its employees from manufacturers of medical devices. Civil and criminal sanctions may be imposed against any person participating in an improper claim for reimbursement under Medicare/Medicaid. The OIG's investigation and any related change in reimbursement practices may discourage hospitals from participating in clinical trials or from including Medicare and Medicaid patients in clinical trials, which could lead to increased costs in the development of new products. St. Jude is unable to predict the outcome of this matter or when it will be resolved. There can be no assurance that the OIG's investigation or any changes in third-party payors' reimbursement practices will not materially adversely affect the medical device industry in general or the Company in particular. In 1995, HCFA, part of HHS, issued a regulation clarifying that certain medical devices subject to investigational requirements under the Act may qualify for reimbursement. In April 1996, a Federal District Court in California declared the HCFA's governmental guidelines, denying reimbursement for investigational devices, to be invalid. After an appeal, the district court has again found the regulation invalid and the government has appealed again. There can be no assurance that the OIG's investigation or any resulting or related changes in third-party payors' reimbursement practices will not materially adversely affect the medical device industry in general or St. Jude Medical in particular.

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

            In 1994 a state prosecutor in Germany began an investigation of allegations of corruption in connection with the sale of heart valves. As part of that investigation, the prosecutor seized documents from St. Jude's offices in Germany as well as documents from certain competitors' offices. The investigation is continuing and has been broadened to include other medical devices. Subsequently, in

1996 the United States Securities and Exchange Commission issued a formal order of private investigation covering sales practices in Europe of St. Jude and other manufacturers.

PATENTS AND LICENSES
            The Company's policy is to protect its intellectual property rights related to its medical devices. Where appropriate, St. Jude applies for United States and foreign patents. In those instances where the Company has acquired technology from third parties, it has sought to obtain rights of ownership to the technology through the acquisition of underlying patents or licenses.

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

            California earthquake insurance is currently difficult to procure, extremely costly, and restrictive in terms of coverage. The Company's earthquake and related business interruption insurance for its operations located in Sylmar and Sunnyvale, California does provide for limited coverage above a significant self-insured retention. There are several factors that preclude the Company from determining the effect an earthquake may have on its business. These factors include, but are not limited to, the severity and location of the earthquake, the extent of any damage to the Company's manufacturing facilities, the impact of such an earthquake on the Company's California workforce and the infrastructure of the surrounding communities, and the extent, if any, of damage to the Company's inventory and work in process. While the Company's exposure to significant losses occasioned by a California earthquake would be partially mitigated by its ability to manufacture certain of the CRMD products at its Swedish manufacturing facility, any such losses could have a material adverse effect on the Company, the duration of which cannot be reasonably predicted. The Company has expanded the manufacturing capabilities at its Swedish facility and has constructed a pacemaker component manufacturing facility in Arizona. In addition, the Company has moved significant finished goods inventory to locations outside California. These facilities and inventory transfers would further mitigate the adverse impact of a California earthquake.

EMPLOYEES
            As of December 31, 1999, the Company had 4,379 full-time employees. It has never experienced a work stoppage as a result of labor disputes and none of its employees are represented by a labor organization, with the exception of the Company's Swedish employees and certain employees in France.

INTERNATIONAL OPERATIONS
            The Company's foreign business is subject to such special risks as exchange controls, currency devaluation, the imposition or increase of import or export duties and surtaxes, and international credit or financial problems. Currency exchange rate fluctuations vis-a-vis the U.S. dollar can affect reported net earnings. The Company attempts to hedge a portion of this exposure to reduce the effect of foreign currency rate fluctuations on net earnings. See the "Market Risk" section of Management's Discussion and Analysis of Results of Operations and Financial Condition", incorporated by reference to St. Jude's 1999 Annual Report to Shareholders. Operations outside the United States present complex tax and cash management issues that necessitate sophisticated analysis and diligent monitoring to meet the Company's financial objectives.

ITEM 2. PROPERTIES

            St. Jude Medical's principal executive offices are owned and are located in St. Paul, Minnesota. Manufacturing facilities are located in California, Minnesota, Arizona, South Carolina, Canada, Brazil, Puerto Rico and Sweden. Approximately 59%, or 343,000 square feet, of the total manufacturing space is owned by the Company and the balance is leased.

            The Company also maintains sales and administrative offices inside the United States at 12 locations in 5 states and outside the United States at 36 locations in 23 countries. With the exception of one location, all of these locations are leased.

            In management's opinion, all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations. Currently the Company is using substantially all of its available space to develop, manufacture and market its products.

ITEM 3. LEGAL PROCEEDINGS

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

            An arbitrator for the arbitration has been selected by the parties. The arbitrator has issued some interim rulings, including that Pacesetter and St. Jude Medical should not participate in the initial arbitration proceeding concerning whether the Telectronics Agreement transferred to Pacesetter. The Telectronics Group and the Guidant parties will be involved in this initial arbitration proceeding. Although the arbitration proceeding was scheduled to begin in March 2000, the arbitrator postponed the proceeding. No order has been issued to date concerning when the arbitration will be held.

            In the federal court lawsuit in Indiana which has been stayed pending the result of the above-described arbitration, Guidant asserted patent infringement claims against St. Jude Medical and its Pacesetter, Inc. subsidiary involving four separate patents. One of these patents expired May 3, 1998. The other patents involved expire March 7, 2001, February 25, 2003 and December 22, 2003. Although Guidant has requested injunctive relief and damages as part of the federal court lawsuit, the request for an injunction would be barred for any expired patent, but Guidant's claims for damages for the period prior to expiration could still be asserted if Guidant's claims for infringement remain after the arbitration is completed.

            In connection with the three patents that have yet to expire, a third party initiated a Reexamination Request in the U.S. Patent Office. The Patent Office Reexamination Action resulted in the preliminary rejection of all of the claims in two of the unexpired patents. With respect to the third unexpired patent, the Patent Office preliminarily rejected some of the claims in the patent and upheld others. It is the Company's understanding that Guidant is in the process of responding to the Patent Examiner's preliminary position as part of its Reexamination procedure. If the Patent Examiner maintains his position, we believe that Guidant will appeal the adverse rulings by the Patent Office concerning these three patents, a process that typically takes between six and twelve months.

            IRS LITIGATION
            The Company and the Internal Revenue Service ("IRS") are in Tax Court over tax deficiency notices totaling $16.4 million for the tax periods 1990-1991. The Company is refuting the IRS deficiency and has asserted that in fact the Company is owed a refund. The trial for this matter is currently scheduled to begin in June 2000. In addition, the IRS has proposed adjustments totaling $41.8 million in additional taxes related to the Company's 1992-1994 income tax returns. The Company is disputing these adjustments, however, resolution of these matters is stayed pending resolution of the 1990-1991 litigation. Management believes that the IRS will propose a similar adjustment of approximately $15.5 million for 1995. The issues raised by the IRS relate primarily to the Company's Puerto Rican operations. Management is vigorously contesting these adjustments and expects that the ultimate resolution will not have material adverse effect on the Company's financial position or liquidity, but could potentially be material to the net earnings of a particular future period if resolved unfavorably.

            OTHER LITIGATION AND PROCEEDINGS
            The Company is unaware of any other pending legal proceedings which it regards as likely to have a material adverse effect on its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

Name                         Age                   Position*
-------------------------    ---    --------------------------------------------
Ronald A. Matricaria         57     Chairman of the Board of Directors (1999)

Terry L. Shepherd            47     President and Chief Executive Officer (1999)

Daniel J. Starks             45     Chief Executive Officer, Cardiac Rhythm
                                    Management Division (1997)

Steven J. Healy              42     President, Heart Valve Division (1999)

Michael J. Coyle             37     President, Daig Division (1997)

Kevin T. O'Malley, Esq.      48     Vice President and General Counsel (1994)

John C. Heinmiller           45     Vice President, Finance and Chief Financial
                                    Officer (1998)

George J. Fazio              40     President, Health Care Services (1999)

Robert Cohen                 42     Vice President Business & Technology
                                    Development (1998)

Peter L. Gove                52     Vice President, Corporate Relations (1994)

Frieda J. Valk               46     Vice President, Administration (1999)

-----------------------
*Dates in brackets indicate period during which the named executive officers began serving in such capacity.

            Executive officers serve at the pleasure of the Board of Directors.

            Mr. Matricaria's business experience is set forth in the Company's definitive Proxy Statement dated March 27, 2000 under the section "Election of Directors." The information is incorporated herein by reference.

            Mr. Shepherd's business experience is set forth in the Company's definitive Proxy Statement dated March 27, 2000 under the section "Election of Directors." The information is incorporated herein by reference.

            Mr. Stark's business experience is set forth in the Company's definitive Proxy Statement dated March 27, 2000 under the section "Election of Directors." The information is incorporated herein by reference.

            Mr. Healy first joined the Company in 1983 as a Heart Valve Division sales representative. In 1999 he was appointed as the President, Heart Valve Division. From 1996 to 1999, Mr. Healy was the Vice President of Sales and Marketing for the Heart Valve Division. He served as the Heart Valve Division's Vice President of Marketing from 1993 to 1996.

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

            Mr. Heinmiller joined the Company in 1998 as Vice President of Corporate Business Development. In September 1998 he was appointed Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Heinmiller was president of F3 Corporation, a privately held asset management company, and was vice president of finance and administration for Daig Corporation. Mr. Heinmiller is also a former audit partner in the Minneapolis office of Grant Thornton LLP, a national public accounting firm, where he managed the firm's relationship with a number of clients. Mr. Heinmiller is a director of Lifecore Biomedical, Inc., Arctic Cat, Inc. and former director of Daig Corporation.

            Mr. Fazio joined St. Jude in 1992 as a Heart Valve Division territory sales representative. In 1999, he was appointed as the President, Healthcare Services. From 1997 to 1999 Mr. Fazio served as the General Manager of Canada.

            Mr. Cohen joined the Company in 1998 as Vice President, Business & Technology Development. Prior to joining the Company, he was employed by Sulzer Medica. During his 16-year career in the medical device industry, Mr. Cohen has been associated with Pfizer Inc. and GCI Medical, an investment firm focused on the medical technology industry.

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

            Mrs. Valk joined the Company in 1996 as Human Resources Director of St. Jude Medical Europe. She was appointed as Vice President, Administration in 1999. Prior to joining the Company, Mrs. Valk was employed by Eli Lilly & Company for sixteen years in various positions including pharmaceutical sales, sales management, sales training and human resources.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

            The information set forth under the captions "Dividends" and "Stock Exchange Listings" on pages 28 and 44 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

            The information set forth under the caption "Five Year Summary Financial Data" on page 43 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 23 through 28 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The information appearing under the caption "Market Risk" on pages 26 and 27 of the Company's 1999 Annual Report to shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The following Consolidated Financial Statements of the Company and Report of Independent Auditors set forth on pages 29 through 42 of the Company's 1999 Annual Report to Shareholders are incorporated herein by reference:

            Consolidated Statements of Earnings - Fiscal Years ended December 31, 1999, 1998 and 1997

            Consolidated Balance Sheets - December 31, 1999 and 1998

            Consolidated Statements of Shareholders' Equity - Fiscal Years ended December 31, 1999, 1998, and 1997

            Consolidated Statements of Cash Flows - Fiscal Years ended December 31, 1999, 1998 and 1997

            Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement dated March 27, 2000, is incorporated herein by reference. Information on executive officers is set forth in Part I, Item 4A hereto.

ITEM 11. EXECUTIVE COMPENSATION

            The information set forth under the caption "Executive Compensation and Other Information" and "Election of Directors" in the Company's definitive Proxy Statement dated March 27, 2000, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Named Executive Officers" and "Election of Directors" in the Company's definitive Proxy Statement dated March 27, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement dated March 27, 2000, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

            (1) FINANCIAL STATEMENTS

                The following Consolidated Financial Statements of the Company and Report of Independent Auditors as set forth on pages 29 through 42 of the Company's 1999 Annual Report to Shareholders are incorporated herein by reference:

                Consolidated Statements of Earnings - Fiscal Years ended December 31, 1999, 1998 and 1997

                Consolidated Balance Sheets - December 31, 1999 and 1998

                Consolidated Statements of Shareholders' Equity - Fiscal Years ended December 31, 1999, 1998, and 1997

                Consolidated Statements of Cash Flows - Fiscal Years ended December 31, 1999, 1998 and 1997

                Notes to Consolidated Financial Statements

            (2) FINANCIAL STATEMENT SCHEDULE

                The following financial statement schedule is filed as part of this Form 10-K Annual Report:

                SCHEDULE                                                  PAGE
                 NUMBER                 DESCRIPTION                      NUMBER
                --------   --------------------------------------------  ------
                   II      Valuation and Qualifying Accounts               16

                The report of the Company's Independent Auditors with respect to the financial statement schedule is incorporated herein by reference to Exhibit 23 attached hereto.

            All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable.

            (3) EXHIBITS

                                                                          PAGE
               EXHIBIT                 EXHIBIT INDEX                     NUMBER
              --------- ----------------------------------------------   ------
                3.1     Articles of Incorporation as amended on            ---
                        September 5, 1996, are incorporated by
                        reference to Exhibit 3.2 of the Company's Form
                        10-K filed on March 27, 1997.

                3.2     Bylaws are incorporated by reference to            ---
                        Exhibit 3(ii) of the Company's Form 10-Q filed on November 10, 1997.

                4.1     Rights Agreement dated as of June 16, 1997,        ---
                        between the Company and American Stock
                        Transfer and Trust Company, as Rights Agent including the Certificate of Designation,
                        Preferences and Rights of Series B Junior
                        Preferred Stock is incorporated by reference to Exhibit 4 of the Company's Form 10-Q dated
                        August 12, 1997.

                4.2     Indenture dated as of August 21, 1996, between     ---
                        the Company and State Street Bank and Trust
                        Company, as Trustee is incorporated by
                        reference to Ventritex's Form S-3/A (no.
                        333-07651) filed on August 2, 1996.

                10.1    Employment letter dated as of March 9, 1993,       ---
                        between the Company and Ronald A. Matricaria is incorporated by reference to Exhibit 10.1 of the Company's Form 10-K Annual Report for the year ended December 31, 1993.*

                10.2    Employment letter dated as of November 8,          ---
                        1996, between the Company to Ronald A.
                        Matricaria is incorporated by reference to
                        Exhibit 10.2 of the Company's Form 10-K Annual
                        Report for the year ended December 31, 1998.*

                10.3    Employment letter dated as of February 23,         ---
                        1999, between the Company and Ronald A.
                        Matricaria is incorporated by reference to
                        Exhibit 10.13 of the Company's Form 10-K
                        Annual Report for the year ended December 31, 1998.*

                10.4    Employment Agreement effective as of May 5,        ---
                        1999 between the Company and Terry L. Shepherd is incorporated by reference to Exhibit 10.15 of the Company's Form 10-K Annual Report for the year ended December 31, 1998.*

                10.5    Form of Indemnification Agreement that the         ---
                        Company has entered into with officers and directors. Such agreement recites the provisions of Minnesota Statutes Section
                        302A.521 and the Company's Bylaw provisions
                        (which are substantially identical to the Statute) and is incorporated by reference to
                        Exhibit 10(d) of the Company's Form 10-K
                        Annual Report for the year ended December 31, 1986.*

                10.6    Form of Employment Agreement that the Company      ---
                        has entered into with officers relating to severance matters in connection with a change in control is incorporated by reference to
                        Exhibit 10.2 of the Company's Form 10-K Annual
                        Report for the year ended December 31, 1998.*

                10.7    The Management Incentive Compensation Plan is      ---
                        incorporated by reference to Appendix A of the Company's definitive Proxy Statement dated
                        March 26, 1999.*

                10.8    Management Savings Plan dated February 1,          ---
                        1995, is incorporated by reference to Exhibit
                        10.7 of the Company's Form 10-K Annual Report for the year ended December 31, 1994.*

                                                                          PAGE
               EXHIBIT                 EXHIBIT INDEX                     NUMBER
              --------- ----------------------------------------------   ------
                10.9    Retirement Plan for members of the Board of        ---
                        Directors as amended on March 15, 1995, is incorporated by reference to Exhibit 10.6 of the Company's Form 10-K Annual Report for the year ended December 31, 1994.*

                10.10   The St. Jude Medical, Inc. 1992 Employee Stock     ---
                        Purchase Savings Plan is incorporated by reference to the Company's Form S-8
                        Registration Statement dated June 10, 1992,
                        (Commission File No. 33-48502).

                10.11   The St. Jude Medical, Inc. 1991 Stock Plan is      ---
                        incorporated by reference to the Company's
                        Form S-8 Registration Statement dated June 28,
                        1991 (Commission File No. 33-41459).*

                10.12   The St. Jude Medical, Inc. 1994 Stock Option       ---
                        Plan is incorporated by reference to the Company's Form S-8 Registration Statement dated July 1, 1994 (Commission File No.
                        33-54435).*

                10.13   The St. Jude Medical Inc. 1997 Stock Option        ---
                        Plan is incorporated by reference to the Company's Form S-8 Registration Statement dated December 22, 1997 (Commission File No. 333-42945).*

                10.14   A Split Dollar Insurance Agreement as amended      ---
                        April 29, 1999 between St. Jude Medical, Inc.
                        and Ronald A. and Lucille E. Matricaria.

                13      Portions of the 1999 Annual Report to              ---
                        Shareholders are incorporated by reference in this Form 10-K Annual Report.

                21      Subsidiaries of the Company                        ---

                23      Consent of Independent Auditors                    ---

                27      Financial Data Schedule                            ---

----------------------------
* Management contract or compensatory plan or arrangement.

(b)         REPORTS ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 1999
            No reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

(c)         EXHIBITS: Reference is made to Item 14(a)(3).

(d)         SCHEDULES: Reference is made to Item 14(a)(2).

            For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned Company hereby undertakes as follows, which undertaking shall be incorporated by reference into the Company's Registration Statements of Form S-8 Nos. 33-9262 (filed October 3, 1986), 33-41459 (filed June 28, 1991), 33-48502 (filed June
10, 1992), 33-54435 (filed July 1, 1994) and 333-42945 (filed December 22,
1997):

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


                                 ST. JUDE MEDICAL, INC.


Date:   March 27, 2000           By  /s/ TERRY L. SHEPHERD
                                    ----------------------
                                    Terry L. Shepherd
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                    (PRINCIPAL EXECUTIVE OFFICER)

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

 /s/ RONALD A. MATRICARIA             Director           March 27, 2000
------------------------------
Ronald A. Matricaria

 /s/ LOWELL C. ANDERSON               Director           March 27, 2000
------------------------------
Lowell C. Anderson

 /s/ TERRY L. SHEPHERD                Director           March 27, 2000
------------------------------
Terry L. Shepherd

 /s/ STUART M. ESSIG                  Director           March 27, 2000
------------------------------
Stuart M. Essig

 /s/ THOMAS H. GARRETT III            Director           March 27, 2000
------------------------------
Thomas H. Garrett III

 /s/ WALTER F. MONDALE                Director           March 27, 2000
------------------------------
Walter F. Mondale

/s/ WALTER L. SEMBROWICH              Director           March 27, 2000
------------------------------
Walter L. Sembrowich

 /s/ DANIEL J. STARKS                 Director           March 27, 2000
------------------------------
Daniel J. Starks

 /s/ ROGER G. STOLL                   Director           March 27, 2000
------------------------------
Roger G. Stoll

 /s/ DAVID A. THOMPSON                Director           March 27, 2000
------------------------------
David A. Thompson

 /s/ GAIL R. WILENSKY                 Director           March 27, 2000
------------------------------
Gail R. Wilensky

                     ST. JUDE MEDICAL, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

             COL. A                         COL. B              COL. C             COL. D        COL. E
-------------------------------------    ------------    --------------------    ----------    ----------
           DESCRIPTION                    BALANCE AT     ADDITIONS CHARGED TO                  BALANCE AT
                                         BEGINNING OF    --------------------                    END OF
                                            PERIOD       EXPENSE      OTHER      DEDUCTIONS      PERIOD
-------------------------------------    ------------    -------    ---------    ----------    ----------
Year ended December 31, 1999
           Allowance for doubtful
           accounts ...................     $12,352      $ 5,421     $  --        $ 4,244(1)     $13,529
           Products liability claims
           reserve ....................       4,391           --        --            370(2)       4,021

Year ended December 31, 1998
           Allowance for doubtful
           accounts ...................      12,712           14        --            374(1)      12,352
           Products liability claims
           reserve ....................       6,205           --        --          1,814(2)       4,391

Year ended December 31, 1997
           Allowance for doubtful
           accounts ...................       8,160          678     4,037(3)         163(1)      12,712
           Products liability claims
           reserve ....................       8,304           --        --          2,099(2)       6,205

-------------------------
(1) Uncollectible accounts written off, net of recoveries.
(2) Claims settled.
(3) Balance assumed through acquisitions.