Form 10-Q
period 2000-03-31
ST JUDE MEDICAL INC
filed 2000-05-15
CIK 203077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000                Commission File Number 0-8672
                  --------------                                       ------


                             ST. JUDE MEDICAL, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)


         MINNESOTA                                           41-1276891
         ---------                                           ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

                  One Lillehei Plaza, St. Paul, Minnesota 55117
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (651) 483-2000
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.

YES _X_  NO

The number of shares of common stock, par value $.10 per share, outstanding on April 28, 2000 was 83,828,478.

                                    1 of 19

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             ST. JUDE MEDICAL, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                                           2000                 1999
-----------------------------------------------------------------------------------------------------------------
Net sales                                                                         $ 295,499            $ 266,734
Cost of sales                                                                       101,978               93,461
-----------------------------------------------------------------------------------------------------------------
    Gross profit                                                                    193,521              173,273
Selling, general and administrative expense                                         103,299               96,423
Research and development expense                                                     32,394               27,143
Purchased in-process research and development expense                                    --               47,775
Special charge                                                                       26,101                   --
-----------------------------------------------------------------------------------------------------------------
    Operating profit                                                                 31,727                1,932
Other income (expense)                                                               (7,106)              (4,631)
-----------------------------------------------------------------------------------------------------------------
    Earnings (loss) before income taxes                                              24,621               (2,699)
Income tax expense                                                                    8,793                9,358
-----------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                $ 15,828             $(12,057)
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share:
    Basic                                                                          $   0.19             $  (0.14)
    Diluted                                                                        $   0.19             $  (0.14)
Weighted average shares outstanding:
    Basic                                                                            83,779               84,194
    Diluted                                                                          83,991               84,194
-----------------------------------------------------------------------------------------------------------------


See notes to condensed consolidated financial statements.

                                    2 of 19

                             ST. JUDE MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        MARCH 31, 2000             DECEMBER 31,
                                                                                            (UNAUDITED)          1999 (SEE NOTE)
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
     Cash and cash equivalents                                                                $ 27,164                  $ 9,655
     Marketable securities                                                                      80,950                   79,238
     Accounts receivable, less allowances of $14,721 in 2000
        and $13,529 in 1999                                                                    307,153                  293,815
     Inventories                                                                               226,396                  235,407
     Other current assets                                                                       75,511                   72,184
--------------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                    717,174                  690,299

Property, plant and equipment - at cost                                                        581,061                  574,531
Less accumulated depreciation                                                                 (244,849)                (231,751)
--------------------------------------------------------------------------------------------------------------------------------
       Net property, plant and equipment                                                       336,212                  342,780

Other assets, net                                                                              520,512                  520,959
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                               $ 1,573,898              $ 1,554,038
--------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Current maturities of long-term debt                                                  $   117,000              $        --
     Accounts payable and accrued expenses                                                     231,753                  238,822
     Income taxes payable                                                                       56,177                   43,700
--------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                               404,930                  282,522

Long-term debt                                                                                 360,675                  477,495

Commitments and contingencies                                                                       --                       --

Shareholders' equity
     Preferred stock                                                                                --                       --
     Common stock                                                                                8,383                    8,378
     Additional paid-in capital                                                                  1,281                      109
     Retained earnings                                                                         849,051                  833,223
     Accumulated other comprehensive income
        Cumulative translation adjustment                                                      (57,601)                 (53,977)
        Unrealized gain on available-for-sale securities                                         7,179                    6,288
--------------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                              808,293                  794,021
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 1,573,898              $ 1,554,038
--------------------------------------------------------------------------------------------------------------------------------


NOTE: THE BALANCE SHEET AT DECEMBER 31, 1999 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE. SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                    3 of 19

                             ST. JUDE MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                                                    2000                1999
-------------------------------------------------------------------------------------------------------------------------
Operating Activities
    Net earnings (loss)                                                                     $ 15,828            $(12,057)
    Depreciation and amortization                                                             22,894              19,608
    Purchased in-process research and development expense                                         --              47,775
    Special charge                                                                            26,101                  --
    Net investment gain                                                                       (1,057)                 --
    Working capital change, net of business acquisition                                      (30,643)             (6,065)
-------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                              33,123              49,261

Investing Activities
    Purchase of property, plant and equipment                                                 (8,988)             (9,675)
    Proceeds from sale or maturity of marketable securities                                    1,332                  --
    Business acquisition                                                                          --            (167,000)
    Other                                                                                     (8,890)             (7,487)
-------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                                 (16,546)           (184,162)

Financing Activities
    Proceeds from exercise of stock options                                                      971                 838
    Borrowings under debt facilities                                                       1,220,100             241,500
    Payments under debt facilities                                                        (1,200,600)            (95,700)
    Repurchase of convertible subordinated debentures                                        (19,320)                 --
-------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                               1,151             146,638

Effect of currency exchange rate changes on cash                                                (219)             (1,288)
-------------------------------------------------------------------------------------------------------------------------
       Net increase in cash and cash equivalents                                              17,509              10,449
Cash and cash equivalents at beginning of period                                               9,655               3,775
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                  $ 27,164            $ 14,224
-------------------------------------------------------------------------------------------------------------------------


See notes to condensed consolidated financial statements.

                                    4 of 19

                             ST. JUDE MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.


NOTE 2 - INVENTORIES

Inventories consist of the following:

                                      MARCH 31,           DECEMBER 31,
                                           2000                   1999
-----------------------------------------------------------------------
Finished goods                         $117,806              $ 108,449
Work in progress                         35,497                 41,466
Raw materials                            73,093                 85,492
-----------------------------------------------------------------------
Total inventory                        $226,396              $ 235,407
-----------------------------------------------------------------------

                                    5 of 19

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                         MARCH 31,           DECEMBER 31,
                                              2000                   1999
--------------------------------------------------------------------------
Committed credit facility borrowings      $     --              $ 299,000
Commercial paper borrowings                386,000                     --
Uncommitted credit facility borrowings      81,000                148,500
Convertible subordinated debentures         10,675                 29,995
--------------------------------------------------------------------------
Total debt                                 477,675                477,495
Less current portion                       117,000                     --
--------------------------------------------------------------------------
Total long-term debt                      $360,675              $ 477,495
--------------------------------------------------------------------------


At March 31, 2000, the Company had a $350,000 committed revolving credit facility that expires in March 2003 and a $150,000 committed revolving credit facility that expires in March 2001. The Company also borrows from time to time under uncommitted, due-on-demand credit facilities with various banks.

During the first quarter of 2000, the Company repurchased $19,320 of its convertible subordinated debentures in open market transactions, recognizing an immaterial gain. The Company also began issuing commercial paper with maturities up to 270 days. These commercial paper borrowings are fully backed by committed credit facilities and bear interest at varying market rates.

The Company classifies the above debt obligations as long-term on its balance sheet to the extent it has the ability to repay all or a portion of the short-term obligations with available cash under a long-term, committed credit facility. Management continually reviews the Company's cash flow projections and may from time to time repay a portion of the Company's borrowings.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

IRS MATTERS: The Company and the Internal Revenue Service ("IRS") have reached a verbal agreement to settle the IRS Tax Court suit for the tax periods 1990-1991 and subsequent year disputes for the tax periods 1992-1995. The issues raised by the IRS related primarily to the Company's Puerto Rican operations. It is expected that an agreement between the Company and the IRS will be formalized in writing within 60 days. The proposed settlement is not expected to impact the Company's statement of earnings.

LITIGATION: Five separate lawsuits have been asserted against the Company involving the Company's mechanical heart valves with a Silzone(R) coating. The Company recalled products with the Silzone(R) coating on January 21, 2000 (see
Note 6 below) and sent a Recall Notice and Advisory concerning the recall to physicians and others at that time. A number of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves who have had no injury to date. Three of the five cases that have been asserted seek class action status. The Company intends to defend these cases.

The Company's product liability insurance policies exclude coverage for two discontinued Pacesetter lead models. These discontinued lead models were the subject of class action product liability suits that have been settled. Management believes losses that might be sustained from any such future actions would not have a material adverse effect on the Company's liquidity or financial condition, but could potentially be material to the earnings of a particular future period if resolved unfavorably.

The Company is involved in various other product liablilty lawsuits, claims and proceedings of a nature considered normal to its business. Subject to self-insured retentions, the Company has product liability insurance sufficient to cover such claims and suits.


                                    6 of 19

NOTE 5 - SHAREHOLDERS' EQUITY

CAPITAL STOCK: The Company's authorized capital consists of 25,000 shares of $1.00 per share par value preferred stock and 250,000 shares of $0.10 per share par value common stock. There were no shares of preferred stock issued or outstanding during 1999 or the first quarter of 2000. There were 83,828 and 83,781 shares of common stock outstanding at March 31, 2000 and December 31, 1999.

SHARE REPURCHASES: During the third quarter of 1999, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company's outstanding common stock over a three-year period. There were no share repurchases during the first quarter of 2000.


NOTE 6 - SPECIAL CHARGES

On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating a Silzone(R) coating on the sewing cuff fabric. The Company concluded that it will no longer utilize the Silzone(R) coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs, including monitoring expenses, ($16,636) associated with this recall and product discontinuance. The Company has utilized $10,631 of this special charge accrual through March 31, 2000. There can be no assurance that the final costs associated with this recall, including litigation-related costs, will not exceed management's estimates.


The Company recorded a $9,754 special charge accrual in 1999 relating to the restructuring of its international operations, of which $6,055 has been utilized through March 31, 2000. The Company also recorded special charge accruals in 1997 totaling $58,669 relating to various activities, of which $56,354 has been utilized through March 31, 2000.

                                    7 of 19

NOTE 7 - NET EARNINGS (LOSS) PER SHARE

The table below sets forth the computation of basic and diluted net earnings
(loss) per share:

THREE MONTHS ENDED MARCH 31,                           2000               1999
-------------------------------------------------------------------------------
Numerator:
     Net earnings (loss)                           $ 15,828           $(12,057)
Denominator:
     Basic-weighted average shares outstanding       83,779             84,194
     Effect of dilutive securities:
          Employee stock options                        168                  -
          Restricted shares                              44                  -
-------------------------------------------------------------------------------
     Diluted-weighted average shares outstanding     83,991             84,194
-------------------------------------------------------------------------------
Basic net earnings (loss) per share                $    .19           $   (.14)
-------------------------------------------------------------------------------
Diluted net earnings (loss) per share              $    .19           $   (.14)
-------------------------------------------------------------------------------


Net earnings (loss) and diluted-weighted average shares outstanding have not been adjusted for the Company's convertible debentures or for certain employee stock options and awards since the effect of these securities would have been anti-dilutive.


NOTE 8 - COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale marketable securities and foreign currency translation adjustments, net of taxes. Other comprehensive loss was $(2,733) and $(21,450) for the three months ended March 31, 2000 and 1999. Total comprehensive income
(loss) combines reported net earnings (loss) and other comprehensive income
(loss). Total comprehensive income (loss) was $13,095 and $(33,507) for the three months ended March 31, 2000 and 1999.


NOTE 9 - ACQUISITION

On March 16, 1999, the Company purchased the Angio-Seal(TM) business of Tyco International Ltd. for $167,000 in cash. The Angio-Seal(TM) acquisition was recorded using the purchase method of accounting and the operating results of Angio-Seal(TM) was included in the Company's consolidated statement of earnings from the date of acquisition. Pro forma results of operations have not been presented for this acquisition since the effect of this acquisition was not material to the Company's consolidated results of operations for the periods presented. See the Company's 1999 Annual Report to Shareholders on Form 10-K for further information on the Company's Angio-Seal(TM) acquisition.

                                    8 of 19

NOTE 10 - OTHER INCOME (EXPENSE)

Other income (expense), consists of the following:

THREE MONTHS ENDED MARCH 31,                2000              1999
-------------------------------------------------------------------
Interest expense                        $ (7,799)         $ (5,822)
Other                                        693             1,191
-------------------------------------------------------------------
Other income (expense)                  $ (7,106)         $ (4,631)
-------------------------------------------------------------------


NOTE 11 - SEGMENT INFORMATION

The Company has two reportable segments: Cardiac Rhythm Management (CRM) and Heart Valve Disease Management (HVDM). The CRM segment, which includes the results from the Company's Cardiac Rhythm Management Division and Daig Division, develops, manufactures and distributes bradycardia pulse generator and tachycardia implantable cardioverter defibrillator systems, electrophysiology and interventional cardiology catheters and vascular closure devices. The HVDM segment develops, manufactures and distributes mechanical and tissue heart valves and valve repair products and is in the process of developing suture-free devices to facilitate coronary artery bypass graft anastomoses.

The following table presents certain financial information about the Company's reportable segments:

                                            CRM             HVDM        ALL OTHER (1)            TOTAL
-------------------------------------------------------------------------------------------------------
 QUARTER ENDED MARCH 31, 2000
    External net sales                $ 225,258         $ 70,241            $     --         $ 295,499
    Operating profit (loss)              32,094           35,120             (35,487)           31,727

 QUARTER ENDED MARCH 31, 1999
    External net sales                $ 192,441         $ 74,293            $     --         $ 266,734
    Operating profit (loss)              18,259           39,894             (56,221)            1,932
-------------------------------------------------------------------------------------------------------

(1) AMOUNTS RELATE PRIMARILY TO CORPORATE ACTIVITIES, SPECIAL CHARGES AND PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES. ALL OTHER OPERATING PROFIT (LOSS) AMOUNTS INCLUDE A SPECIAL CHARGE TOTALING $26,101 IN 2000 AND A PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE OF $47,775 IN 1999.

                                    9 of 19

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), which is required to be adopted in years beginning after June 15, 2000, although early adoption as of the beginning of any fiscal quarter is permitted. Statement 133 requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives not qualifying as hedges must be adjusted to fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management is continuing to review the impact of Statement 133 on the Company's financial statements.

                                    10 of 19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS

ACQUISITIONS: The Company acquired the Angio-Seal(TM) business of Tyco International Ltd. on March 16, 1999 and the outstanding common stock of Vascular Science, Inc. (VSI) on September 27, 1999. These acquisitions have been recorded using the purchase method of accounting. The operating results of each of these acquisitions are included in the Company's consolidated statements of earnings from the date of each acquisition.

NET SALES: Net sales for the first quarter of 2000 totaled $295,499, a 10.8% increase over the $266,734 reported in the first quarter of 1999. Unfavorable foreign currency effects due to a stronger U.S. dollar primarily against the major Western European currencies reduced first quarter 2000 net sales as compared with 1999 by approximately $7,800.

Cardiac rhythm management (CRM) net sales for the first quarter of 2000 were $225,258, a 17.1% increase over the $192,441 recorded in the first quarter of 1999. The increase in CRM net sales for the first quarter of 2000 was primarily attributable to increased bradycardia net sales, increased electrophysiology
(EP) catheter unit sales, and the effect of a full quarter of Angio-Seal net sales. The increase in bradycardia net sales is due to the Company's on-going rollout of the Affinity(R) pacemaker family and to an expanded U.S. sales organization.

Heart valve disease management (HVDM) net sales for the first quarter of 2000 were $70,241, a 5.5% decrease from the $74,293 recorded in 1999. The decrease in HVDM net sales was attributable to the effects of the stronger U.S. dollar and a slight clinical preference shift from mechanical valves to tissue valves in the U.S. market where HVDM holds significant mechanical valve market share and a smaller share of the tissue valve market.

GROSS PROFIT: Gross profit for the first quarter of 2000 totaled $193,521 or 65.5% of net sales, as compared with $173,273, or 65.0% of net sales, during the first quarter of 1999. The slight improvement in the gross profit percentage is due primarily to higher CRM sales volumes and improved CRM manufacturing efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE: SG&A expense for the first quarter of 2000 totaled $103,299, a 7.1% increase over the $96,423 reported in the first quarter of 1999. The increase in SG&A expense in the first quarter of 2000 was primarily attributable to increased sales activities and to the effect of a full quarter of Angio-Seal expenses.

                                    11 of 19

RESEARCH AND DEVELOPMENT (R&D) EXPENSE: R&D expenses in the first quarter of 2000 totaled $32,394, or 11.0% of net sales, compared with $27,143, or 10.2% of net sales, for the first quarter of 1999. The slight increase in R&D expenses as a percentage of net sales is primarily attributable to increased CRM activities relating primarily to ICDs and products treating emerging indications in atrial fibrillation and congestive heart failure.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE: The Company recorded a purchased in-process research and development charge totaling $47,775 during the first quarter of 1999 in connection with its acquisition of Angio-Seal(TM).

The Company acquired certain in-process technologies in connection with its acquisition of VSI in September 1999. The appraised value of the VSI in-process technologies was determined to be $95,500, of which $67,453 was recorded at close. The remaining balance of the in-process research and development valuation ($28,047) is expected to be recorded in the Company's financial statements as purchased in-process research and development when payment of future contingent consideration is assured beyond a reasonable doubt. All other contingent consideration payments in excess of the $28,047 are expected to be capitalized as goodwill. Management currently anticipates additional in-process research and development charges in 2000 related to VSI.

Management believes that the financial statement projections used in the Angio-Seal and VSI acquisitions are still materially valid; however, there can be no assurance that the projected results will be achieved. Certain in-process technologies acquired in the Angio-Seal acquisition have been developed to the point of commercial production and sale to customers. Management expects to continue the development of the other in-process technologies acquired in the Angio-Seal and VSI acquisitions and continues to believe that there is a reasonable chance of successfully completing such development efforts. However, there is risk associated with the completion of the in-process technologies and there can be no assurance that any technologies will meet with either technological or commercial success. Failure to successfully develop and commercialize these in-process technologies would result in the loss of the expected economic return inherent in the original fair value allocation. Additionally, the value of other intangible assets acquired may become impaired.

SPECIAL CHARGE: On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating a Silzone(R) coating on the sewing cuff fabric. The Company concluded that it will no longer utilize the Silzone(R) coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs, including monitoring expenses, ($16,636) associated with this recall and product discontinuance. The Company has utilized $10,631 of the special charge accrual through March 31, 2000. Other than the effect of this special charge, management believes that this recall will not materially impact the Company's future earnings or cash flows based primarily on the fact that the Company's non-Silzone(R) coated products, which represent 75% of the Company's HVDM shipments, are not affected by this recall. However, there can be no assurance that the final costs associated with this recall, including litigation-related costs, will not exceed management's estimates.

                                    12 of 19

OTHER INCOME (EXPENSE): Interest expense was $7,799 during the first quarter of 2000 as compared with $5,822 in 1999. The increase in interest expense is due primarily to increased debt levels resulting primarily from the Company's acquisitions and share repurchases in 1999.

INCOME TAXES: The Company's effective income tax rate was 25% for the first quarters of 2000 and 1999, exclusive of the 2000 special charge and the 1999 purchased in-process research and development charge which were primarily recorded in taxing jurisdictions with a low income tax rate.

OUTLOOK: The Company expects that market demand, government regulation and societal pressures will continue to change the worldwide health care industry resulting in further business consolidations and alliances. The Company participates with industry groups to promote the use of advanced medical device technology in a cost conscious environment. Customer service in the form of cost-effective clinical outcomes will continue to be a primary focus for the Company.

The Company's HVDM business is in a highly competitive market. The market is segmented between mechanical heart valves, tissue heart valves, and repair products. During 1999 and the first quarter of 2000, the U.S. market continued its slight shift to tissue valve and repair products from mechanical heart valves resulting in a small market share loss. Competition is anticipated to place pressure on pricing and terms, and health care reform is expected to result in further hospital consolidations over time.

The Company's CRM business is also in a highly competitive industry that is undergoing consolidation. The number of principal suppliers has decreased from four to three. The Company's two principal competitors each have substantially more assets, sales and sales personnel than the Company. In addition, the Company's two principal competitors in the ICD market have dual-chamber ICDs on the market that represent an increasing percentage of the overall ICD market. The Company began clinical evaluation of a dual-chamber ICD in late 1999, and also received CE mark approval in March 2000. However, until the Company commercially introduces a dual-chamber ICD into the U.S. and other global markets, the continued growth of dual-chamber ICDs at the expense of single-chamber ICDs could adversely affect the Company. Rapid technological change is expected to continue, requiring the Company to invest heavily in R&D and to effectively market its products.

The global medical device market is highly competitive. Competitors have historically employed litigation to gain a competitive advantage. In addition, the Company's products must continually improve technologically and provide improved clinical outcomes due to the competitive nature of the industry.

Group purchasing organizations (GPOs) in the U.S. continue to consolidate the purchasing for some of the Company's customers. Several such GPOs have executed contracts with the Company's CRM market competitors, which exclude the Company. These contracts, if enforced, may adversely affect the Company's sales of CRM products to members of these GPOs.

The Company and the IRS have reached a verbal settlement regarding litigation over a tax issue. See Part II, Item 1, Legal Proceedings below for further discussion.

                                    13 of 19

FINANCIAL CONDITION

The Company's liquidity and cash flows remained strong through March 31, 2000. The Company's current assets to current liabilities ratio was 1.8 to 1 at March 31, 2000 as compared with 2.4 to 1 at December 31, 1999. The decrease in the current ratio is due to the classification of certain interest-bearing debt as a current liability at March 31, 2000 (see further discussion below).

Accounts receivable increased $13,338 from December 31, 1999 to March 31, 2000 due primarily to higher sales in the first quarter of 2000 as compared with the fourth quarter of 1999. Total interest bearing debt remained relatively constant from December 31, 1999 through March 31, 2000.

The Company classifies its interest-bearing debt obligations as long-term on its balance sheet to the extent it has the ability to repay all or a portion of its short-term, interest-bearing debt obligations with available cash under a long-term, committed credit facility. Management continually reviews the Company's cash flow projections and may from time to time repay a portion of the Company's borrowings.

During the third quarter of 1999, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company's outstanding common stock over a three-year period. There were no share repurchases during the first quarter of 2000.

Management believes that cash generated from operations and cash available under its credit facilities will be sufficient to meet the Company's working capital and share repurchase plan needs in the near term. Should suitable investment opportunities arise, management believes that the Company's earnings, cash flows and balance sheet will permit the Company to obtain additional debt financing or equity capital, if necessary.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from December 31, 1999 through March 31, 2000 in the Company's market risk, other than the maturity in January 2000 of its interest rate swap contract that hedged a substantial portion of the Company's variable interest rate risk on $138,000 of the Company's revolving credit facility borrowings.

For further information on market risk, refer to Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                                    14 of 19

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

GUIDANT LITIGATION
         Guidant's Claims Against SJM: On November 26, 1996, Guidant Corporation (a competitor of Pacesetter and Ventritex) ("Guidant") and related parties filed a lawsuit against St. Jude Medical, Inc. ("St. Jude Medical"), Pacesetter, Inc. ("Pacesetter"), Ventritex, Inc. ("Ventritex") and certain members of the Telectronics Group in State Superior Court in Marion County, Indiana (the "Telectronics Action"). The lawsuit alleges, among other things, that, pursuant to an agreement entered into in 1993, certain Guidant parties granted Ventritex intellectual property licenses relating to cardiac stimulation devices, and that such licenses would terminate upon the consummation of the merger of Ventritex into Pacesetter (the "Merger"). The lawsuit further alleges that, pursuant to an agreement entered into in 1994 (the "Telectronics Agreement"), certain Guidant parties granted the Telectronics Group intellectual property licenses relating to cardiac stimulation devices. The lawsuit seeks declaratory and injunctive relief, among other things, to prevent and invalidate the transfer of the Telectronics Agreement to Pacesetter in connection with Pacesetter's acquisition of Telectronics' assets (the "Telectronics Acquisition") and the application of license rights granted under the Telectronics Agreement to the manufacture and sale by Pacesetter of Ventritex's products following the consummation of the Merger. The court overseeing this case issued a stay of this matter in July 1998 so that the issues could be addressed in an arbitration requested by the Telectronics Group and Pacesetter.

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

         Order to Arbitrate/Guidant Lawsuits Stayed: As a result of the state and federal lawsuits brought by Guidant and related parties, the Telectronics Group and Pacesetter filed a lawsuit in the United States District Court for the District of Minnesota seeking (i) a declaratory judgment that the Guidant parties' claims, as reflected in the Telectronics Action, are subject to arbitration pursuant to the arbitration provisions of the Telectronics Agreement, (ii) an order that the defendants arbitrate their claims against the Telectronics Group and Pacesetter in accordance with the arbitration provisions of the Telectronics Agreement, (iii) to enjoin the defendants

                                    15 of 19
preliminarily and permanently from litigating their dispute with the Telectronics Group and Pacesetter in any other forum, and (iv) certain costs. After the Eighth Circuit Court of Appeals ruled on an appeal in favor of the Telectronics Group and Pacesetter in May 1998, the United States District Court for the District of Minnesota issued an order on July 8, 1998 directing the arbitration requested by the Telectronics Group and Pacesetter to proceed.

         Status of Arbitration: An arbitrator for the arbitration has been selected by the parties. The arbitrator has issued some interim rulings, including that Pacesetter and St. Jude Medical should not participate in the initial arbitration proceeding concerning whether the Telectronics Agreement transferred to Pacesetter. The Telectronics Group and the Guidant parties will be involved in this initial arbitration proceeding. This initial arbitration proceeding occurred in late April 2000. A decision in the arbitration is not expected until a post proceeding briefing is completed, which means a decision is not likely until June or July 2000.

         Background Concerning Patents Involved In Guidant's Claims: In the federal court lawsuit in Indiana which has been stayed pending the result of the above-described arbitration, Guidant asserted patent infringement claims against St. Jude Medical and its Pacesetter subsidiary involving four separate patents. One of these patents expired May 3, 1998. The other patents involved expire March 7, 2001, February 25, 2003 and December 22, 2003. Although Guidant has requested injunctive relief and damages as part of the federal court lawsuit in Indiana, the request for an injunction would be barred for any expired patent. Guidant's claims for damages for the period prior to expiration of a patent could still be asserted if Guidant's claims for infringement remain after the above-mentioned arbitration is completed.

         In connection with the three patents that have yet to expire, a third party initiated a Reexamination Request in the U.S. Patent Office. The Patent Office Reexamination Action resulted in the preliminary rejection of all of the claims in two of the unexpired patents. With respect to the third unexpired patent, the Patent Office preliminarily rejected some of the claims in the patent and upheld others. It is St. Jude Medical's understanding that Guidant is in the process of responding to the Patent Examiner's preliminary position as part of its Reexamination procedure. If the Patent Examiner maintains his position, St. Jude Medical management believes that Guidant will appeal the adverse rulings by the Patent Office concerning these three patents, a process that typically takes between six and twelve months.

IRS MATTERS
         The Company and the Internal Revenue Service ("IRS") have reached a verbal agreement to settle the IRS Tax Court suit for the tax periods 1990-1991 and subsequent year disputes for the tax periods 1992-1995. The issues raised by the IRS related primarily to the Company's Puerto Rican operations. It is expected that an agreement between the Company and the IRS will be formalized in writing within 60 days. The proposed settlement is not expected to impact the Company's statement of earnings.

SILZONE(R) MATTERS
         Five separate lawsuits have been asserted against the Company involving the Company's mechanical heart valves with a Silzone(R) coating. The Company recalled products with the Silzone(R) coating on January 21, 2000 (see Note 6 to the Company's March 31, 2000 financial statements) and sent a Recall Notice and Advisory concerning the recall to physicians and others at that time. A number of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves who have had no injury to date. Three of the five cases that have been asserted seek class action status. The Company intends to defend these cases.


                                    16 of 19

OTHER LITIGATION AND PROCEEDINGS
         The Company is unaware of any other pending legal proceedings which it regards as likely to have a material adverse effect on its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on May 10, 2000. In conjunction therewith, proxies were solicited in accordance with Regulation 14A. The following actions were taken:

(1) Ronald A. Matricaria, Walter L. Sembrowich and Daniel J. Starks were elected to the Board of Directors for terms ending in 2003. Shareholders approved management's nominees to the Board of Directors by votes as follows: 58,484,940, 58,522,162 and 58,595,575 in favor,
         3,259,315, 3,222,093 and 3,148,680 withheld for Messrs Matricaria, Sembrowich and Starks, respectively. Seven other directors are serving unexpired terms as follows: Gail R. Wilensky, Lowell C. Anderson, David
         A. Thompson, and Terry L. Shepherd - through 2001; Thomas H. Garrett III, Roger G. Stoll, and Stuart M. Essig - through 2002.
(2) The shareholders ratified and approved the St. Jude Medical, Inc. 2000 Employee Stock Purchase Savings Plan by a vote of 41,429,400 in favor, 4,094,025 opposed and 372,554 abstaining from voting.
(3) The shareholders ratified and approved the St. Jude Medical, Inc. 2000 Stock Plan by a vote of 33,153,597 in favor, 12,176,350 opposed and 566,032 abstaining from voting.
(4) The shareholders ratified the reappointment of Ernst & Young LLP as the Company's independent auditor for the current fiscal year by a vote of 61,101,217 in favor, 355,772 opposed and 287,266 abstaining from voting.

                                    17 of 19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          Number                    Exhibit
          ------                    -------
          10.15                     St. Jude Medical, Inc. 2000 Employee Stock
                                        Purchase Savings Plan
          10.16                     St. Jude Medical, Inc. 2000 Stock Plan
          27                        Financial data schedule

(b)       Reports on Form 8-K

          None

                                    18 of 19

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ST. JUDE MEDICAL, INC.


May 12, 2000                             /s/ JOHN C. HEINMILLER
------------                            -----------------------
DATE                                     JOHN C. HEINMILLER
                                         Vice President - Finance
                                         and Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                                    19 of 19