Form 10-Q
period 2000-06-30
ST JUDE MEDICAL INC
filed 2000-08-14
CIK 203077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2000                    Commission File Number 0-8672
                  -------------                                           ------


                             ST. JUDE MEDICAL, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)


            MINNESOTA                                    41-1276891
            ---------                                    ----------
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

YES _X_   NO ___

The number of shares of common stock, par value $.10 per share, outstanding on July 31, 2000 was 84,170,252.


                                     1 of 18

PART I    FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                             ST. JUDE MEDICAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                              JUNE 30                        JUNE 30
                                     -------------------------     -------------------------
                                        2000           1999           2000           1999
                                     ----------     ----------     ----------     ----------
Net sales                            $  300,939     $  290,659     $  596,438     $  557,393
Cost of sales                            98,576         99,749        200,554        193,210
                                     ----------     ----------     ----------     ----------
Gross profit                            202,363        190,910        395,884        364,183

Selling, general & administrative       107,766        104,382        211,065        200,805
Research & development                   34,896         33,087         67,290         60,230
Special charges                                                        26,101
In-process research & development         5,000                         5,000         47,775
                                     ----------     ----------     ----------     ----------
Operating profit                         54,701         53,441         86,428         55,373
Other income (expense), net              (7,543)        (3,834)       (14,649)        (8,465)
                                     ----------     ----------     ----------     ----------
Income before taxes                      47,158         49,607         71,779         46,908

Income tax provision                     13,039         12,402         21,832         21,760
                                     ----------     ----------     ----------     ----------
Net earnings                         $   34,119     $   37,205     $   49,947     $   25,148
                                     ==========     ==========     ==========     ==========

Earnings per common share:
     Basic                           $     0.41     $     0.44     $     0.60     $     0.30
                                     ==========     ==========     ==========     ==========
     Diluted                         $     0.40     $     0.44     $     0.59     $     0.30
                                     ==========     ==========     ==========     ==========
Average shares outstanding:
     Basic                               83,862         84,387         83,819         84,289
     Diluted                             84,925         84,851         84,381         84,580

See notes to condensed consolidated financial statements.


                                    2 of 18

                             ST. JUDE MEDICAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             June 30, 2000       December 31,
                                                              (Unaudited)      1999 (See Note)
                                                            --------------     ---------------
ASSETS
Current assets:
     Cash and cash equivalents                              $       10,940     $        9,655
     Marketable securities                                          74,594             79,238
     Accounts receivable, less allowances
        (2000 - $14,287; 1999 - $13,529)                           319,363            293,815
     Inventories                                                   225,983            235,407
     Other current assets                                           66,777             72,184
                                                            --------------     --------------
Total current assets                                               697,657            690,299
Property, plant and equipment                                      588,177            574,531
     Less accumulated depreciation                                (258,551)          (231,751)
                                                            --------------     --------------
Net property, plant and equipment                                  329,626            342,780
Other assets                                                       522,143            520,959
                                                            --------------     --------------
TOTAL ASSETS                                                $    1,549,426     $    1,554,038
                                                            ==============     ==============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                    $       75,300     $
    Accounts payable and accrued expenses                          225,790            238,822
    Income taxes payable                                            45,438             43,700
                                                            --------------     --------------
       Total current liabilities                                   346,528            282,522
Long-term debt                                                     360,675            477,495
Commitments and contingencies
Shareholders' equity
     Preferred stock
     Common stock                                                    8,410              8,378
     Additional paid-in capital                                     10,476                109
     Retained earnings                                             883,170            833,223
     Accumulated other comprehensive income:
        Cumulative translation adjustment                          (63,346)           (53,977)
        Unrealized gain on available-for-sale securities             3,513              6,288
                                                            --------------     --------------
Total shareholders' equity                                         842,223            794,021
                                                            --------------     --------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $    1,549,426     $    1,554,038
                                                            ==============     ==============

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1999 HAS BEEN DERIVED FROM THE AUDITED STATEMENTS AT THAT DATE. SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                     3 of 18

                             ST. JUDE MEDICAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED JUNE 30
                                                                     2000             1999
                                                                 ------------     ------------
Operating Activities:
      Net earnings                                               $     49,947     $     25,148
      Depreciation and amortization                                    46,667           40,201
      Purchased in-process research and development charge              5,000           47,775
      Special charge                                                   26,101
      Net investment gain                                              (1,696)
      Working capital change, net of business acquisition             (67,895)          (6,843)
                                                                 ------------     ------------

      Net cash provided by operating activities                        58,124          106,281
                                                                 ------------     ------------

Investing Activities:
      Purchases of property, plant and equipment                      (18,475)         (37,770)
      Proceeds from sale or maturity of marketable securities           2,300
      Business acquisition                                                            (167,000)
      Other                                                            (8,165)         (15,788)
                                                                 ------------     ------------

      Net cash used in investing activities                           (24,340)        (220,558)
                                                                 ------------     ------------

Financing Activities:
      Proceeds from exercise of stock options                           9,377            5,760
      Borrowings under debt facilities                              2,593,900          327,500
      Payments under debt facilities                               (2,616,100)        (217,000)
      Repurchase of convertible subordinated debentures               (19,320)
                                                                 ------------     ------------

      Net cash provided by (used in) financing activities             (32,143)         116,260
                                                                 ------------     ------------

Effect of currency exchange rate changes on cash                         (356)          (1,465)
                                                                 ------------     ------------

Increase in cash and cash equivalents                                   1,285              518
Cash and cash equivalents at beginning of year                          9,655            3,775
                                                                 ------------     ------------

Cash and cash equivalents at end of period                       $     10,940     $      4,293
                                                                 ============     ============

See notes to condensed consolidated financial statements.


                                    4 of 18

                             ST. JUDE MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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


NOTE 2 - INVENTORIES

Inventories consist of the following:
                                                  JUNE 30,         DECEMBER 31,
                                                    2000              1999
-----------------------------------------------------------------------------
Finished goods                                   $ 113,850         $ 108,449
Work in progress                                    42,104            41,466
Raw materials                                       70,029            85,492
-----------------------------------------------------------------------------
Total inventory                                  $ 225,983         $ 235,407
=============================================================================


NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                  JUNE 30,       DECEMBER 31,
                                                    2000             1999
-----------------------------------------------------------------------------
Committed credit facility borrowings             $      --         $ 299,000
Commercial paper borrowings                        330,800                --
Uncommitted credit facility borrowings              94,500           148,500
Convertible subordinated debentures                 10,675            29,995
-----------------------------------------------------------------------------
Total debt                                         435,975           477,495
Less current portion                                75,300                --
-----------------------------------------------------------------------------
Total long-term debt                             $ 360,675         $ 477,495
=============================================================================

At June 30, 2000, the Company had a $350,000 committed revolving credit facility that expires in March 2003 and a $150,000 committed revolving credit facility that expires in March 2001. The Company also borrows from time to time under uncommitted, due-on-demand credit facilities with various banks.

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


NOTE 4 - COMMITMENTS AND CONTINGENCIES

IRS MATTERS: The Company and the Internal Revenue Service ("IRS") have reached a verbal agreement to settle the IRS Tax Court suit for the tax periods 1990-1991 and subsequent year disputes for the tax periods 1992-1995. The issues raised by the IRS related primarily to the Company's Puerto Rican operations. It is expected that an agreement between the Company and the IRS will be formalized in writing during the third quarter. The proposed settlement is not expected to impact the Company's statement of earnings.

LITIGATION: Six separate lawsuits have been asserted against the Company involving the Company's mechanical heart valves with a Silzone(R) coating. The Company recalled products with the Silzone(R) coating on January 21, 2000 (see
Note 6 below) and sent a Recall Notice and Advisory concerning the recall to physicians and others at that time. A number of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves who have had no injury to date. Three of the six cases that have been asserted seek class action status. The Company intends to defend these cases.

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

The Company is involved in various other product liability lawsuits, claims and proceedings of a nature considered normal to its business. Subject to self-insured retentions, the Company has product liability insurance sufficient to cover such claims and suits.

NOTE 5 - SHAREHOLDERS' EQUITY

CAPITAL STOCK: The Company's authorized capital consists of 25,000 shares of $1.00 per share par value preferred stock and 250,000 shares of $0.10 per share par value common stock. There were no shares of preferred stock issued or outstanding during 1999 or the first half of 2000. There were 84,101 and 83,781 shares of common stock outstanding at June 30, 2000 and December 31, 1999.

SHARE REPURCHASES: During the third quarter of 1999, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company's outstanding common stock over a three-year period. There were no share repurchases during the first half of 2000.


NOTE 6 - SPECIAL CHARGES

On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating a Silzone(R) coating on the sewing cuff fabric. The Company concluded that it will no longer utilize the Silzone(R) coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs, including monitoring expenses, ($16,636) associated with this recall and product discontinuance. The Company has utilized $14,193 of this special charge accrual through June 30, 2000. There can be no assurance that the final costs associated with this recall, including litigation-related costs, will not exceed management's estimates.

The Company recorded a $9,754 special charge accrual in 1999 relating to the restructuring of its international operations, of which $6,132 has been utilized through June 30, 2000. The Company also recorded special charge accruals in 1997 totaling $58,669 relating to various activities, of which $56,374 has been utilized through June 30, 2000.

NOTE 7 - NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share:

                                             Three Months Ended June 30,          Six Months Ended June 30,
                                            -----------------------------       -----------------------------
                                                2000              1999              2000              1999
                                            -----------       -----------       -----------       -----------
Numerator:
  Net earnings                              $    34,119       $    37,205       $    49,947       $    25,148
                                            ===========       ===========       ===========       ===========
Denominator:
  Basic-weighted shares outstanding              83,862            84,387            83,819            84,289
  Effect of dilutive securities:
         Employee stock options                   1,018               431               517               258
         Restricted shares                           45                33                45                33
                                            -----------       -----------       -----------       -----------
  Diluted-weighted shares outstanding            84,925            84,851            84,381            84,580
                                            ===========       ===========       ===========       ===========

Basic earnings per share                    $       .41       $       .44       $       .60       $       .30
                                            ===========       ===========       ===========       ===========
Diluted earnings per share                  $       .40       $       .44       $       .59       $       .30
                                            ===========       ===========       ===========       ===========

Net earnings and diluted-weighted average shares outstanding have not been adjusted for the Company's convertible debentures or for certain employee stock options and awards since the effect of these securities would have been anti-dilutive.


NOTE 8 - COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale marketable securities and foreign currency translation adjustments, net of taxes. Other comprehensive income (loss) was $(9,411) and $48 for the three months ended June 30, 2000 and 1999 and $(12,144) and $(21,403) for the first six months of 2000 and 1999. Total comprehensive income
(loss) combines reported net earnings (loss) and other comprehensive income
(loss). Total comprehensive income was $24,708 and $37,253 for the three months ended June 30, 2000 and 1999 and $37,803 and $3,745 for the first six months of 2000 and 1999.


NOTE 9 - ACQUISITIONS

On March 16, 1999, the Company purchased the Angio-Seal(TM) business of Tyco International Ltd. for $167,000 in cash. On September 27, 1999, the Company purchased the outstanding common stock of VSI for $75,071 in cash, net of cash acquired, plus additional contingent consideration related to product development milestones for regulatory approvals and to future sales. The Angio-Seal(TM) and VSI acquisitions were recorded using the purchase method of accounting and the operating results of Angio-Seal(TM) and VSI were included in the Company's consolidated statement of earnings from the date of acquisition. Pro forma results of operations have not been presented for these acquisitions since the effect of these acquisitions was not material to the Company's consolidated results of operations for the periods presented. See the Company's 1999 Annual Report to Shareholders on Form 10-K for further information on the Company's Angio-Seal(TM) and VSI acquisitions.

NOTE 10 - OTHER INCOME (EXPENSE)

Other income (expense), consists of the following:

                                                Three months ended June 30,          Six months ended June 30,
                                               -----------------------------       -----------------------------
                                                  2000              1999              2000              1999
                                               -----------       -----------       -----------       -----------
Interest income                                $       678       $       763       $     1,352       $     1,482
Interest expense                                    (7,908)           (6,723)          (15,707)          (12,545)
Net gain on sale of marketable securities              639                --             1,696                --
Foreign exchange gain (loss)                          (668)            1,922            (1,668)            2,604
Other                                                 (284)              204              (322)               (6)
                                               -----------       -----------       -----------       -----------

Other income (expense), net                    $    (7,543)      $    (3,834)      $   (14,649)      $    (8,465)
                                               ===========       ===========       ===========       ===========


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

The following table presents certain financial information about the Company's reportable segments:

                                            CRM            HVDM        All Other (1)       Total
                                      --------------------------------------------------------------
Quarter ended June 30, 2000
   Net sales to external customers      $  234,288      $   66,651      $       --       $  300,939
   Operating profit                         32,988          33,679         (11,966)          54,701

Quarter ended June 30, 1999
   Net sales to external customers         218,093          72,566              --          290,659
   Operating profit                         23,221          38,741          (8,521)          53,441

Six months ended June 30, 2000
   Net sales to external customers         459,546         136,892              --          596,438
   Operating profit                         65,082          68,799         (47,453)          86,428

Six months ended June 30, 1999
   Net sales to external customers         410,534         146,859              --          557,393
   Operating profit                         41,480          78,635         (64,742)          55,373

(1) AMOUNTS RELATE PRIMARILY TO CORPORATE ACTIVITIES, SPECIAL CHARGES AND PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES. ALL OTHER OPERATING PROFIT (LOSS) AMOUNTS INCLUDE A SPECIAL CHARGE TOTALING $26,101 IN 2000 AND A PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE OF $5,000 AND $47,775 IN 2000 AND 1999.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

NET SALES: Net sales for the second quarter of 2000 totaled $300,939, a 3.5% increase over the $290,659 reported in the second quarter of 1999. For the first six months of 2000, net sales totaled $596,438, a 7.0% increase over the $557,393 reported in the first half of 1999. Unfavorable foreign currency effects due to a stronger U.S. dollar primarily against the major Western European currencies reduced 2000 net sales as compared with 1999 by approximately $7,300 for the second quarter and $15,100 for the first six months.

Cardiac rhythm management (CRM) net sales for the second quarter of 2000 were $234,288, a 7.4% increase over the $218,093 recorded in the second quarter of 1999. CRM net sales for the first six months of 2000 were $459,546, an 11.9% increase over the $410,534 recorded in 1999. The increase in CRM net sales for the second quarter and first half of 2000 was primarily attributable to increased bradycardia net sales and increased electrophysiology (EP) catheter unit sales that were only partially offset by a decline in tachycardia net sales resulting from fewer single chamber procedures. The increase in bradycardia net sales is mainly due to the Company's on-going rollout of the Affinity(R) pacemaker family and to an expanded U.S. sales organization.

Heart valve disease management (HVDM) net sales for the second quarter of 2000 were $66,651, an 8.2% decrease from the $72,566 recorded in 1999. HVDM net sales for the first six months of 2000 were $136,892 compared with $146,859 recorded in 1999. The decrease in HVDM net sales for the second quarter and the first six months was attributable to the effects of the stronger U.S. dollar and a slight clinical preference shift from mechanical valves to tissue valves in the U.S. market. HVDM holds significant mechanical valve market share and a smaller share of the tissue valve market in the U.S.

GROSS PROFIT: Gross profit for the second quarter of 2000 totaled $202,363 or 67.2% of net sales, as compared with $190,910, or 65.7% of net sales, during the second quarter of 1999. For the first six months of 2000 and 1999, gross profit was $395,884 or 66.4% of net sales and $364,183, or 65.3% of net sales. The improvement in the gross profit percentage for the second quarter and the first half of 2000 is due primarily to higher CRM sales volumes, geographical sales mix and improved CRM manufacturing efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE: SG&A expense for the second quarter of 2000 totaled $107,766, a 3.2% increase over the $104,382 reported in the second quarter of 1999. For the first six months of 2000, SG&A expense totaled $211,065, a 5.1% increase over the $200,805 recorded in the first half of 1999. The increase in SG&A expense in the second quarter and first half of 2000 was primarily attributable to increased sales activities and acquisitions.

RESEARCH AND DEVELOPMENT (R&D) EXPENSE: R&D expense in the second quarter of 2000 totaled $34,896, or 11.6% of net sales, compared with $33,087, or 11.4% of net sales, for the second quarter of 1999. For the first six months of 2000, R&D expense totaled $67,290, or 11.3% of net sales, compared with $60,230, or 10.8% of net sales, for the first six months of 1999. The increase in R&D expense and as a percentage of net sales was primarily attributable to increased CRM activities relating mainly to ICDs, products treating emerging indications in atrial fibrillation, congestive heart failure and specialty catheter development and HVDM vascular closure devices.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE: The Company recorded a purchased in-process research and development charge totaling $5,000 during the second quarter of 2000 in connection with its acquisition of VSI.

The Company acquired certain in-process technologies in connection with its acquisition of VSI in September 1999. The appraised value of the VSI in-process technologies was determined to be $95,500, of which $67,453 was recorded at close and $5,000 was recorded in the second quarter of 2000. The remaining balance of the in-process research and development valuation ($23,047) is expected to be recorded in the Company's financial statements as purchased in-process research and development when payment of future contingent consideration is assured beyond a reasonable doubt. The VSI purchase agreement provides for four separate $5,000 milestone payments and other revenue based consideration payments. The first such milestone payment was made in the second quarter of 2000. Each of these milestone payments will be recorded as an in-process research and development charge. The Company expects to capitalize as goodwill all other contingent consideration payments in excess of the $23,047. Management currently anticipates that one additional $5,000 milestone payment will be made in 2000.

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

SPECIAL CHARGE: On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating a Silzone(R) coating on the sewing cuff fabric. The Company concluded that it will no longer utilize the Silzone(R) coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs, including monitoring expenses, ($16,636) associated with this recall and product discontinuance. The Company has utilized $14,193 of this special charge accrual through June 30, 2000. Other than the effect of this special charge, management believes that this recall will not materially impact the Company's future earnings or cash flows based primarily on the fact that the Company's non-Silzone(R) coated products, which represented 75% of the Company's HVDM shipments at the time of the recall, are not affected by this recall. However, there can be no assurance that the final costs associated with this recall, including litigation-related costs, will not exceed management's estimates.

OTHER INCOME (EXPENSE): Other expense was $7,543 during the second quarter of 2000 as compared with $3,834 in 1999. For the first six months other expense totaled $14,649 and $8,465 for 2000 and 1999. The increase in other expense was due primarily to higher debt levels resulting primarily from the Company's acquisitions and share repurchases in 1999.

INCOME TAXES: The Company's effective income tax rate was 25% for the second quarters and first six months of 2000 and 1999, exclusive of the 2000 special charge and the 2000 and 1999 purchased in-process research and development charges. The special charge and in-process research and development charges were primarily recorded in taxing jurisdictions with a low income tax rate.

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

The Company's HVDM business is in a highly competitive market. The market is segmented between mechanical heart valves, tissue heart valves, and repair products. During 1999 and the first half of 2000, the U.S. market continued its slight shift to tissue valve and repair products from mechanical heart valves resulting in a small market share loss. Competition is anticipated to place pressure on pricing and terms, and health care reform is expected to result in further hospital consolidations over time.

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

The Company and the Internal Revenue Service ("IRS") have reached a verbal settlement regarding litigation over a tax issue. See Part II, Item 1, Legal Proceedings below for further discussion.

As provided for in the Private Securities Litigation Reform Act of 1995, the Company cautions investors that a number of factors could cause actual future results of operations to vary from those anticipated in previously made forward-looking statements and any other forward-looking statements made in this document and elsewhere by or on behalf of the Company. Net sales could be materially affected by legislative or administrative reforms to the U.S. Medicare and Medicaid systems and non-U.S. reimbursement systems in a manner that would significantly reduce reimbursement for procedures using the Company's medical devices, the acquisition of key patents by competitors that would have the effect of excluding the Company from new market segments, health care industry consolidation resulting in customer demands for price concessions, products introduced by competitors with advanced technology and better features and benefits or lower prices, fewer procedures performed in a cost-conscious environment, and the lengthy approval time by the FDA or other government authorities to clear implantable medical devices for commercial release. Cost of sales could be materially affected by unfavorable developments in the area of products liability and price increases from the Company's suppliers of critical components, a number of which are sole sourced. Operations could be affected by the Company's ability to execute its diversification strategy or to integrate acquired companies, a serious earthquake affecting the Company's facilities in Sylmar or Sunnyvale, California, adverse developments in the litigation arising from the acquisitions of Telectronics and Ventritex, unanticipated product failures and attempts by competitors to gain market share through aggressive marketing programs.

FINANCIAL CONDITION

The Company's liquidity and cash flows remained strong through June 30, 2000. The Company's current assets to current liabilities ratio was 2.0 to 1 at June 30, 2000 as compared with 2.4 to 1 at December 31, 1999. The decrease in the current ratio was due to the reclassification of certain interest-bearing debt as a current liability at June 30, 2000 (see the discussion below).

Accounts receivable increased $25,548 from December 31, 1999 to June 30, 2000 primarily due to higher sales in the first half of 2000 as compared with the second half of 1999. Total interest bearing debt decreased $41,520 from December 31, 1999 through June 30, 2000 mainly as the result of cash flow from operations.

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

During the third quarter of 1999, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company's outstanding common stock over a three-year period. There were no share repurchases during the first half of 2000.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from December 31, 1999 through June 30, 2000 in the Company's market risk, other than the maturity in January 2000 of its interest rate swap contract that hedged a substantial portion of the Company's variable interest rate risk on $138,000 of the Company's revolving credit facility borrowings.

For further information on market risk, refer to Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

PART II   OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

GUIDANT LITIGATION
Guidant's Claims Against SJM On November 26, 1996, Guidant Corporation (a competitor of Pacesetter and Ventritex) ("Guidant") and related parties filed a lawsuit against St. Jude Medical, Inc. ("St. Jude Medical"), Pacesetter, Inc. ("Pacesetter"), Ventritex, Inc. ("Ventritex") and certain members of the Telectronics Group in State Superior Court in Marion County, Indiana (the "Telectronics Action"). The lawsuit alleges, among other things, that, pursuant to an agreement entered into in 1993, certain Guidant parties granted Ventritex intellectual property licenses relating to cardiac stimulation devices, and that such licenses would terminate upon the consummation of the merger of Ventritex into Pacesetter (the "Merger"). The lawsuit further alleges that, pursuant to an agreement entered into in 1994 (the "Telectronics Agreement"), certain Guidant parties granted the Telectronics Group intellectual property licenses relating to cardiac stimulation devices. The lawsuit seeks declaratory and injunctive relief, among other things, to prevent and invalidate the transfer of the Telectronics Agreement to Pacesetter in connection with Pacesetter's acquisition of Telectronics' assets (the "Telectronics Acquisition") and the application of license rights granted under the Telectronics Agreement to the manufacture and sale by Pacesetter of Ventritex's products following the consummation of the Merger. The court overseeing this case issued a stay of this matter in July 1998 so that the issues could be addressed in an arbitration requested by the Telectronics Group and Pacesetter.

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

         St. Jude Medical believes that the foregoing state and federal court complaints contain a number of significant factual inaccuracies concerning the Telectronics Acquisition and the terms and effects of the various intellectual property license agreements referred to in such complaints. For these reasons and others, St. Jude Medical believes that the allegations set forth in the complaints are without merit. St. Jude Medical has vigorously defended its interests in these cases, and will continue to do so.

         Order to Arbitrate - As a result of the state and federal lawsuits brought by Guidant and related parties, the Telectronics Group and Pacesetter filed a lawsuit in the United States District Court for the District of Minnesota seeking (i) a declaratory judgment that the Guidant parties' claims, as reflected in the Telectronics Action, are subject to arbitration pursuant to the arbitration provisions of the Telectronics Agreement, (ii) an order that the defendants arbitrate their claims against the Telectronics Group and Pacesetter in accordance with the arbitration provisions of the Telectronics Agreement,
(iii) to enjoin the defendants preliminarily and permanently from litigating their dispute with the Telectronics Group and Pacesetter in any other forum, and
(iv) certain costs. After the Eighth Circuit Court of Appeals ruled on an appeal in favor of the Telectronics Group and Pacesetter in May 1998, the United States District Court for the District of Minnesota issued an order on July 8, 1998 directing the arbitration requested by the Telectronics Group and Pacesetter to proceed.

         Status of Arbitration - The arbitrator selected for the arbitration initially ruled that Pacesetter and St. Jude Medical should not participate in the arbitration proceeding which would determine whether the Telectronics Agreement transferred to Pacesetter. Based on this ruling, the Telectronics Group and the Guidant parties were the ones participating in the arbitration proceeding. This proceeding occurred in late April 2000, and, on July 10, 2000, the arbitrator issued a decision ruling that the attempted assignment and transfer of patent licenses in the Telectronics Agreement by the Telectronics Group to Pacesetter was ineffective. As a result of this decision, the Guidant parties filed papers with the U.S. District Court for the Southern District of Indiana seeking to lift the stay of the patent infringement court proceedings in that court which been entered in June 1998.

         Background Concerning Patents Involved In Guidant's Claims - In the patent infringement case in federal court in Indiana, the Guidant parties asserted claims against St. Jude Medical and its Pacesetter subsidiary involving four separate patents. One of these patents expired May 3, 1998. The other patents involved expire March 7, 2001, February 25, 2003 and December 22, 2003 respectively. Although Guidant has requested injunctive relief and damages as part of the federal court lawsuit in Indiana, the request for an injunction would be barred for any expired patent. Guidant's may seek damages for the time period prior to expiration of a patent.

   St. Jude Medical continues to believe that the patent infringement claims raised by the Guidant parties in the patent infringement case are without merit, and will continue to vigorously defend its interests in these cases.

IRS LITIGATION
         The Company and the Internal Revenue Service ("IRS") have reached a verbal agreement to settle the IRS Tax Court suit for the tax periods 1990-1991 and subsequent year disputes for the tax periods 1992-1995. The issues raised by the IRS related primarily to the Company's Puerto Rican operations. It is expected that an agreement between the Company and the IRS will be formalized in writing during the third quarter. The proposed settlement is not expected to impact the Company's statement of earnings.

SILZONE(R) MATTERS
         Six separate lawsuits have been asserted against the Company involving the Company's mechanical heart valves with a Silzone(R) coating. The Company recalled products with the Silzone(R) coating on January 21, 2000 (see Note 6 to the Company's June 30, 2000 financial statements) and sent a Recall Notice and Advisory concerning the recall to physicians and others at that time. A number of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves who have had no injury to date. Three of the six cases that have been asserted seek class action status. The Company intends to defend these cases.

AUSTRALIA CLASS ACTION LITIGATION
         A class action suit has been filed against the Company in Australia seeking damages arising from the Company's advisory notice relating to certain Tempo and Mehta pacemakers. The Company intends to vigorously defend this case.

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

                                    ST. JUDE MEDICAL, INC.


August 14, 2000                     /s/ John C. Heinmiller
---------------                     ----------------------------
DATE                                JOHN C. HEINMILLER
                                    Vice President - Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)