Form 10-Q
period 2000-09-30
ST JUDE MEDICAL INC
filed 2000-11-14
CIK 203077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000               Commission File Number 0-8672
                  ------------------                                      ------


                             ST. JUDE MEDICAL, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)


         MINNESOTA                                      41-1276891
         ---------                                      ----------
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

YES _X_  NO ___

The number of shares of common stock, par value $.10 per share, outstanding on November 3, 2000 was 85,001,843.

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             ST. JUDE MEDICAL, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                   2000           1999           2000           1999
-------------------------------------------------------------------------------------------------------
Net sales                                      $  286,969     $  275,814     $  883,407     $  833,207
Cost of sales                                      93,008         94,285        293,562        287,495
-------------------------------------------------------------------------------------------------------
     Gross profit                                 193,961        181,529        589,845        545,712
Selling, general and administrative expense       102,688         94,586        313,753        295,391
Research and development expense                   34,657         31,378        101,947         91,608
Purchased in-process research and
   development expense                                 --         67,453          5,000        115,228
Special charge                                         --          9,754         26,101          9,754
-------------------------------------------------------------------------------------------------------
     Operating profit (loss)                       56,616        (21,642)       143,044         33,731
Other income (expense)                             (5,950)        (6,360)       (20,599)       (14,825)
-------------------------------------------------------------------------------------------------------
     Earnings (loss) before income taxes           50,666        (28,002)       122,445         18,906
Income tax expense                                 12,667          8,992         34,499         30,752
-------------------------------------------------------------------------------------------------------
Net earnings (loss)                            $   37,999     $  (36,994)    $   87,946     $  (11,846)
=======================================================================================================

=======================================================================================================
Net earnings (loss) per share:
     Basic                                     $     0.45     $    (0.44)    $     1.05     $    (0.14)
     Diluted                                   $     0.44     $    (0.44)    $     1.03     $    (0.14)

Weighted average shares outstanding:
     Basic                                         84,269         84,586         83,970         84,397
     Diluted                                       86,494         84,586         85,136         84,397
=======================================================================================================

See notes to condensed consolidated financial statements.

                             ST. JUDE MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      SEPTEMBER 30, 2000     DECEMBER 31,
                                                           (UNAUDITED)     1999 (SEE NOTE)
------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and equivalents                                   $     17,098     $      9,655
     Marketable securities                                        79,119           79,238
     Accounts receivable, less allowances of $19,407
         in 2000 and $13,529 in 1999                             305,869          293,815
     Inventories                                                 230,258          235,407
     Other                                                        80,756           72,184
------------------------------------------------------------------------------------------
       Total current assets                                      713,100          690,299
Property, plant and equipment - at cost                          586,823          574,531
Less accumulated depreciation                                   (271,317)        (231,751)
------------------------------------------------------------------------------------------
       Net property, plant and equipment                         315,506          342,780
Other assets, net                                                501,672          520,959
------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $  1,530,278     $  1,554,038
==========================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                   $      3,100     $         --
     Accounts payable and accrued expenses                       223,880          238,822
     Income taxes payable                                         51,721           43,700
------------------------------------------------------------------------------------------
       Total current liabilities                                 278,701          282,522
Long-term debt, less current maturities                          350,000          477,495
Commitments and contingencies                                         --               --
Shareholders' equity
     Preferred stock                                                  --               --
     Common stock                                                  8,477            8,378
     Additional paid-in capital                                   33,507              109
     Retained earnings                                           921,169          833,223
     Accumulated other comprehensive income:
        Cumulative translation adjustment                        (69,715)         (53,977)
        Unrealized gain on available-for-sale securities           8,139            6,288
------------------------------------------------------------------------------------------
Total shareholders' equity                                       901,577          794,021
------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $  1,530,278     $  1,554,038
==========================================================================================

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1999 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE. SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ST. JUDE MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    2000            1999
---------------------------------------------------------------------------------------------
Operating Activities
    Net earnings (loss)                                        $     87,946     $    (11,846)
    Depreciation and amortization                                    69,919           59,985
    Purchased in-process research and development expense             5,000          115,228
    Special charge                                                   26,101            9,754
    Net investment gain                                              (2,056)            (829)
    Working capital change, net of business acquisition             (61,300)          (3,253)
---------------------------------------------------------------------------------------------
      Net cash provided by operating activities                     125,610          169,039

Investing Activities
    Purchase of property, plant and equipment                       (23,042)         (58,659)
    Proceeds from sale or maturity of marketable securities           7,871           11,210
    Business acquisition                                                 --         (242,071)
    Other                                                            (8,912)         (20,605)
---------------------------------------------------------------------------------------------
      Net cash used in investing activities                         (24,083)        (310,125)

Financing Activities
    Proceeds from exercise of stock options                          20,662            8,882
    Repurchase of common stock                                           --          (16,625)
    Borrowings under debt facilities                              3,478,537          432,800
    Payments under debt facilities                               (3,572,937)        (277,900)
    Repurchase of convertible subordinated debentures               (19,320)              --
---------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities           (93,058)         147,157
Effect of currency exchange rate changes on cash                     (1,026)          (1,139)
---------------------------------------------------------------------------------------------
      Net increase in cash and equivalents                            7,443            4,932
Cash and equivalents at beginning of year                             9,655            3,775
---------------------------------------------------------------------------------------------
Cash and equivalents at end of period                          $     17,098     $      8,707
=============================================================================================

See notes to condensed consolidated financial statements.

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

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                              SEPTEMBER 30,      DECEMBER 31,
                                                       2000              1999
------------------------------------------------------------------------------
Finished goods                                     $122,944         $ 108,449
Work in progress                                     37,214            41,466
Raw materials                                        70,100            85,492
------------------------------------------------------------------------------
Total inventory                                    $230,258         $ 235,407
==============================================================================


NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                              SEPTEMBER 30,      DECEMBER 31,
                                                       2000              1999
------------------------------------------------------------------------------
Committed credit facility borrowings               $     --         $ 299,000
Commercial paper borrowings                         236,800                --
Uncommitted credit facility borrowings              116,300           148,500
Convertible subordinated debentures                      --            29,995
------------------------------------------------------------------------------
Total debt                                          353,100           477,495
Less current portion                                  3,100                --
------------------------------------------------------------------------------
Total long-term debt                               $350,000         $ 477,495
==============================================================================

At September 30, 2000, the Company had a $350,000 committed revolving credit facility that expires in March 2003 and a $150,000 committed revolving credit facility that expires in March 2001. The Company also borrows from time to time under uncommitted, due-on-demand credit facilities with various banks.

During the first quarter of 2000, the Company repurchased $19,320 of its convertible subordinated debentures in open market transactions, recognizing an immaterial gain. During the third quarter of 2000, all of the remaining convertible subordinated debenture holders converted their debentures, plus accrued interest, into 311 shares of the Company's common stock.

During 2000, the Company began issuing commercial paper with maturities up to 270 days. These commercial paper borrowings are fully backed by the above committed credit facilities and bear interest at varying market rates.

The Company classifies the above debt obligations as long-term on its balance sheet to the extent it has the ability to repay all or a portion of the short-term obligations with available cash under its long-term, committed credit facility. Management continually reviews the Company's cash flow projections and may from time to time repay a portion of the Company's borrowings.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

IRS MATTERS: The Company and the Internal Revenue Service ("IRS") have agreed to settle the IRS Tax Court suit for the tax periods 1990-1991 and subsequent year disputes for the tax periods 1992-1997. The issues raised by the IRS related primarily to the Company's Puerto Rican operations. The settlement did not have an impact on the Company's statement of earnings.

SILZONE(R) LITIGATION: The Company has been sued by patients alleging defects in the Company's mechanical heart valves with a Silzone(R) coating. The Company recalled products with the Silzone(R) coating on January 21, 2000 (see Note 6 below) and sent a Recall Notice and Advisory concerning the recall to physicians and others. Some of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves who have had no injury to date. Some of these cases are seeking class action status. The Company intends to vigorously defend these cases.

GUIDANT LITIGATION: Guidant's Claims Against SJM On November 26, 1996, Guidant Corporation (a competitor of Pacesetter and Ventritex) ("Guidant") and related parties filed a lawsuit against St. Jude Medical, Inc. ("St. Jude Medical"), Pacesetter, Inc. ("Pacesetter"), Ventritex, Inc. ("Ventritex") and certain members of the Telectronics Group in State Superior Court in Marion County, Indiana (the "Telectronics Action"). The lawsuit alleges, among other things, that, pursuant to an agreement entered into in 1993, certain Guidant parties granted Ventritex intellectual property licenses relating to cardiac stimulation devices, and that such licenses would terminate upon the consummation of the merger of Ventritex into Pacesetter (the "Merger"). The lawsuit further alleges that, pursuant to an agreement entered into in 1994 (the "Telectronics Agreement"), certain Guidant parties granted the Telectronics Group intellectual property licenses relating to cardiac stimulation devices. The lawsuit seeks declaratory and injunctive relief, among other things, to prevent and invalidate the transfer of the Telectronics Agreement to Pacesetter in connection with Pacesetter's acquisition of Telectronics' assets (the "Telectronics Acquisition") and the application of license rights granted under the Telectronics Agreement to the manufacture and sale by Pacesetter of Ventritex's products following the consummation of the Merger. The court overseeing this case issued a stay of this matter in July 1998 so that the issues could be addressed in an arbitration requested by the Telectronics Group and Pacesetter.

         Guidant and related parties also filed suit against St. Jude Medical, Pacesetter and Ventritex on November 26, 1996 in the United States District Court for the Southern District of Indiana. This second lawsuit seeks (i) a declaratory judgment that Pacesetter's manufacture, use or sale of cardiac stimulation devices of the type or similar to the type which Ventritex manufactured and sold at the time the Guidant parties filed their complaint would, upon consummation of the Merger, be unlicensed and constitute an infringement of patent rights owned by certain Guidant parties, (ii) to enjoin the manufacture, use or sale by St. Jude Medical, Pacesetter or Ventritex of cardiac stimulation devices of the type which Ventritex manufactured at the time the Guidant parties filed their complaint, and (iii) certain damages and costs. This second lawsuit was stayed by the court in July 1998 given the order to arbitrate, as discussed below.

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

         Order to Arbitrate As a result of the state and federal lawsuits brought by Guidant and related parties, the Telectronics Group and Pacesetter filed a lawsuit in the United States District Court for the District of Minnesota seeking (i) a declaratory judgment that the Guidant parties' claims, as reflected in the Telectronics Action, are subject to arbitration pursuant to the arbitration provisions of the Telectronics Agreement, (ii) an order that the defendants arbitrate their claims against the Telectronics Group and Pacesetter in accordance with the arbitration provisions of the Telectronics Agreement,
(iii) to enjoin the defendants preliminarily and permanently from litigating their dispute with the Telectronics Group and Pacesetter in any other forum, and
(iv) certain costs. After the Eighth Circuit Court of Appeals ruled on an appeal in favor of the Telectronics Group and Pacesetter in May 1998, the United States District Court for the District of Minnesota issued an order on July 8, 1998 directing the arbitration requested by the Telectronics Group and Pacesetter to proceed.

         Status of Arbitration The arbitrator selected for the arbitration initially ruled that Pacesetter and St. Jude Medical should not participate in the arbitration proceeding which would determine whether the Telectronics Agreement transferred to Pacesetter. Based on this ruling, the Telectronics Group and the Guidant parties were the ones participating in the arbitration proceeding. This proceeding occurred in late April 2000, and, on July 10, 2000, the arbitrator issued a ruling that the attempted assignment and transfer of patent licenses in the Telectronics Agreement by the Telectronics Group to Pacesetter was ineffective. As a result of this decision, the Guidant parties filed papers with the U.S. District Court for the Southern District of Indiana seeking to lift the stay of the patent infringement court proceedings in that court which had been entered in June 1998. The court granted Guidant's request to lift the stay and this matter is scheduled for trial in June 2001.

         Background Concerning Patents Involved In Guidant's Claims In the patent infringement case in federal court in Indiana, the Guidant parties asserted claims against St. Jude Medical and its Pacesetter subsidiary involving four separate patents. One of these patents expired May 3, 1998. The other patents involved expire March 7, 2001, February 25, 2003 and December 22, 2003 respectively, although St. Jude Medical has claims in the court action which, if upheld, would cause the patents to expire earlier, if they apply at all. Although Guidant has requested injunctive relief and damages as part of the federal court lawsuit in Indiana, the request for an injunction would be barred for any expired patent. Guidant is seeking damages for the time period prior to expiration of the patents.

         St. Jude Medical continues to believe that the patent infringement claims raised by the Guidant parties in the patent infringement case are without merit, and will continue to vigorously defend its interests in these cases.

OTHER LITIGATION MATTERS: The Company's product liability insurance policies exclude coverage for two discontinued Pacesetter lead models. These discontinued lead models were the subject of class action product liability suits that have been settled. Management believes losses that might be sustained from any such future actions would not have a material adverse effect on the Company's liquidity or financial condition, but could potentially be material to the earnings of a particular future period if resolved unfavorably.

         The Company is involved in various other product liability lawsuits, claims and proceedings of a nature considered normal to its business. Subject to self-insured retentions, the Company has product liability insurance sufficient to cover such claims and suits.


NOTE 5 - SHAREHOLDERS' EQUITY

CAPITAL STOCK: The Company's authorized capital consists of 25,000 shares of $1.00 per share par value preferred stock and 250,000 shares of $0.10 per share par value common stock. There were no shares of preferred stock issued or outstanding during 1999 or 2000. There were 84,767 and 83,781 shares of common stock outstanding at September 30, 2000 and December 31, 1999.

SHARE REPURCHASES: During the third quarter of 1999, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company's outstanding common stock over a three-year period. The Company has repurchased 978 shares for $29,826 through September 30, 2000.

NOTE 6 - SPECIAL CHARGES AND OTHER

On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating a Silzone(R) coating on the sewing cuff fabric. The Company concluded that it will no longer utilize the Silzone(R) coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs ($16,636), including monitoring expenses, associated with this recall and product discontinuance. The Company has utilized $15,436 of this special charge accrual through September 30, 2000. There can be no assurance that the final costs associated with this recall, including litigation-related costs, will not exceed management's estimates.

During the quarter ending September 30, 2000, the Company received a cash payment related to a non-product arbitration judgement pertaining to business matters occurring in 1997 and 1998. This cash receipt, net of other provisions for legal matters and fees, was $15,158 and has been credited to selling, general and administrative expenses. In addition, during the quarter ending September 30, 2000, the Company recorded additional expenses related to a $3,500 discretionary contribution to its charitable foundation, $6,672 primarily for non-recurring write-offs of certain assets and related costs, and $4,900 for an increase to its allowance for doubtful accounts. These additional costs and expenses are also recorded in selling, general and administrative expenses.

The Company recorded a $9,754 special charge accrual in 1999 relating to the restructuring of its international operations, of which $8,292 has been utilized through September 30, 2000. The Company also recorded special charge accruals in 1997 totaling $58,669 relating to various activities, of which $56,424 has been utilized through September 30, 2000.

NOTE 7 - NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share:

                                                           THREE MONTHS                  NINE MONTHS
                                                         ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                         2000          1999           2000          1999
-----------------------------------------------------------------------------------------------------------
Numerator:
     Net earnings (loss)                             $   37,999    $  (36,994)    $   87,946    $  (11,846)
     Convertible debenture interest, net of taxes            95            --             95            --
----------------------------------------------------------------------------------------------------------
       Adjusted net earnings                         $   38,094    $  (36,994)    $   88,041    $  (11,846)

Denominator:
     Basic-weighted average shares outstanding           84,269        84,586         83,970        84,397
     Effect of dilutive securities:
          Employee stock options                          1,882            --          1,023            --
          Restricted shares                                  32            --             40            --
          Convertible debentures                            311            --            103            --
----------------------------------------------------------------------------------------------------------
     Diluted-weighted average shares outstanding         86,494        84,586         85,136        84,397
===========================================================================================================
Basic net earnings per share                         $      .45    $     (.44)    $     1.05    $     (.14)
===========================================================================================================
Diluted net earnings per share                       $      .44    $     (.44)    $     1.03    $     (.14)
===========================================================================================================

Net earnings and diluted-weighted average shares outstanding for certain periods have not been adjusted for the Company's convertible debentures or for certain employee stock options and other awards where the effect of those securities would have been anti-dilutive.


NOTE 8 - COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale marketable securities, net of taxes, and foreign currency translation adjustments. Other comprehensive income (loss) was ($1,743) and $6,714 for the three months ended September 30, 2000 and 1999, and $(13,887) and $(14,689) for the first nine months of 2000 and 1999. Total comprehensive income
(loss) combines reported net earnings (loss) and other comprehensive income
(loss). Total comprehensive income was $36,256 and $(30,280) for the three months ended September 30, 2000 and 1999, and $74,059 and $(26,535) for the first nine months of 2000 and 1999.

NOTE 9 - ACQUISITIONS

On March 16, 1999, the Company purchased the Angio-Seal(TM) business of Tyco International Ltd. for $167,000 in cash. On September 27, 1999, the Company purchased the outstanding common stock of Vascular Science, Inc. (VSI) for $75,071 in cash, net of cash acquired, plus additional contingent consideration related to product development milestones for regulatory approvals and to future sales. During the second quarter of 2000, the Company paid $5,000 of contingent consideration for a VSI milestone that was achieved. The Angio-Seal(TM) and VSI acquisitions were recorded using the purchase method of accounting and the operating results of Angio-Seal(TM) and VSI were included in the Company's consolidated statement of earnings from the date of acquisition. Pro forma results of operations have not been presented for these acquisitions since the effect of these acquisitions was not material to the Company's consolidated results of operations for the periods presented. See the Company's 1999 Annual Report to Shareholders on Form 10-K for further information on the Company's Angio-Seal(TM) and VSI acquisitions.


NOTE 10 - OTHER INCOME (EXPENSE)

Other income (expense) consists of the following:

                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                SEPTEMBER 30,                SEPTEMBER 30,
                             2000          1999           2000           1999
--------------------------------------------------------------------------------
Interest expense          $  (7,272)    $  (6,937)    $  (22,979)    $  (19,482)
Other                         1,322           577          2,380          4,657
--------------------------------------------------------------------------------
Other income (expense)    $  (5,950)    $  (6,360)    $  (20,599)    $  (14,825)
================================================================================


NOTE 11 - SEGMENT INFORMATION

The Company has two reportable segments: Cardiac Rhythm Management (CRM) and Cardiac Surgery (CS - formerly known as Heart Value Disease Management). The CRM segment, which includes the results from the Company's Cardiac Rhythm Management Division and Daig Division, develops, manufactures and distributes bradycardia pulse generator and tachycardia implantable cardioverter defibrillator systems, electrophysiology and interventional cardiology catheters and vascular closure devices. The CS segment develops, manufactures and distributes mechanical and tissue heart valves and valve repair products, and suture-free devices to facilitate coronary artery bypass graft anastomoses.

The following table presents certain financial information about the Company's reportable segments:

                                            CRM           CS        ALL OTHER(a)      TOTAL
----------------------------------------------------------------------------------------------
 QUARTER ENDED SEPTEMBER 30, 2000
    External net sales                  $  226,016    $   60,953            --     $  286,969
    Operating profit (loss)                 32,430        32,039        (7,853)        56,616

 QUARTER ENDED SEPTEMBER 30, 1999
    External net sales                     211,578        64,236            --        275,814
    Operating profit (loss) (b)             26,779        35,129       (83,550)       (21,642)

 NINE MONTHS ENDED SEPTEMBER 30, 2000
    External net sales                     685,562       197,845                      883,407
    Operating profit (loss) (b)             97,512       100,838       (55,306)       143,044

 NINE MONTHS ENDED SEPTEMBER 30, 1999
    External net sales                     622,112       211,095            --        833,207
    Operating profit (loss) (b)             68,259       113,764      (148,292)        33,731
==============================================================================================

(a) AMOUNTS RELATE PRIMARILY TO CORPORATE ACTIVITIES, SPECIAL CHARGES AND PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES.
(b) ALL OTHER OPERATING PROFIT (LOSS) AMOUNTS INCLUDE SPECIAL CHARGES TOTALING $26,101 IN THE FIRST QUARTER OF 2000 AND $9,754 IN THE THIRD QUARTER OF 1999, AND PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES OF $5,000 IN THE SECOND QUARTER OF 2000, $67,453 IN THE THIRD QUARTER OF 1999 AND $47,775 IN THE FIRST QUARTER OF 1999.


NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), which is required to be adopted in years beginning after June 15, 2000, although early adoption as of the beginning of any fiscal quarter is permitted. Statement 133 requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives not qualifying as hedges must be adjusted to fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management is continuing to review the impact of Statement 133 on the Company's financial statements but currently believes such impact of adoption on January 1, 2001 will not be material to the Company's operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance clarifies certain conditions to be met in order to recognize revenue. The Company will recognize any impact of adopting SAB 101 in the fourth quarter of 2000.

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

NET SALES: Net sales for the third quarter of 2000 totaled $286,969, a 4.0% increase over the $275,814 reported in the third quarter of 1999. For the first nine months of 2000, net sales totaled $883,407, a 6.0% increase over the $833,207 reported in 1999. Unfavorable foreign currency effects due to a stronger U.S. dollar primarily against the major Western European currencies reduced 2000 net sales as compared with 1999 by approximately $6,900 for the third quarter and $22,000 for the first nine months.

Cardiac rhythm management (CRM) net sales for the third quarter of 2000 were $226,016, a 6.8% increase over the $211,578 recorded in the third quarter of 1999. CRM net sales for the first nine months of 2000 were $685,562, a 10.2% increase over the $622,112 recorded in 1999. The increase in CRM net sales for the third quarter and first nine months of 2000 was primarily attributable to increased bradycardia net sales and increased electrophysiology (EP) catheter unit sales, offset partially by a decline in tachycardia net sales resulting from fewer single chamber procedures. The increase in bradycardia net sales is mainly due to the Company's on-going rollout of the Affinity(R) pacemaker family and to an expanded U.S. sales organization.

Cardiac Surgery (CS - formerly known as Heart Valve Disease Management) net sales for the third quarter of 2000 were $60,953, a 5.1% decrease from the $64,236 recorded in 1999. CS net sales for the first nine months of 2000 were $197,845 compared with $211,095 recorded in 1999. The decrease in CS net sales for the third quarter and the first nine months was attributable to the effects of the stronger U.S. dollar and a slight clinical preference shift from mechanical valves to tissue valves in the U.S. market, where CS holds significant mechanical valve market share and a smaller share of the tissue valve market.

GROSS PROFIT: Gross profit for the third quarter of 2000 totaled $193,961 or 67.6% of net sales, as compared with $181,529, or 65.8% of net sales, during the third quarter of 1999. For the first nine months of 2000 and 1999, gross profit was $589,845 or 66.8% of net sales and $545,712, or 65.5% of net sales. The improvement in the gross profit percentage for the third quarter and the first nine months of 2000 is due primarily to improved CRM manufacturing efficiencies and product and geographical sales mix.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE: SG&A expense for the third quarter of 2000 totaled $102,688, an 8.6% increase over the $94,586 reported in the third quarter of 1999. For the first nine months of 2000, SG&A expense totaled $313,753, a 6.2% increase over the $295,391 recorded in 1999. The increase in SG&A expense in the third quarter and first nine months of 2000 was primarily attributable to increased sales activities and acquisitions.

During the quarter ending September 30, 2000, the Company received a cash payment related to a non-product arbitration judgement pertaining to business matters occurring in 1997 and 1998. This cash receipt, net of other provisions for legal matters and fees, was $15,158 and has been credited to selling, general and administrative expenses. In addition, during the quarter ending September 30, 2000, the Company recorded additional expenses related to a $3,500 discretionary contribution to its charitable foundation, $6,672 primarily for non-recurring write-offs of certain assets and related costs, and $4,900 of an increase to its allowance for doubtful accounts. These additional costs and expenses are also recorded in selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT (R&D) EXPENSE: R&D expense in the third quarter of 2000 totaled $34,657, or 12.1% of net sales, compared with $31,378, or 11.4% of net sales, for the third quarter of 1999. For the first nine months of 2000, R&D expense totaled $101,947 or 11.5% of net sales, compared with $91,608, or 11.0% of net sales, for the first nine months of 1999. The increase in R&D expense and as a percentage of net sales was primarily attributable to increased CRM activities relating mainly to ICDs, products treating emerging indications in atrial fibrillation and congestive heart failure, and specialty catheter development and CS vascular closure devices.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE: The Company acquired certain in-process technologies in connection with its acquisitions of Angio-Seal and VSI. The Company recorded a $47,775 purchased in-process research and development charge in the first quarter of 1999 related to the Angio-Seal acquisition. The appraised value of the VSI in-process technologies was determined to be $95,500, of which $67,453 was recorded at close in September 1999 and $5,000 was recorded in the second quarter of 2000. The remaining balance of the in-process research and development valuation ($23,047) is expected to be recorded in the Company's financial statements as purchased in-process research and development when payment of future contingent consideration is assured beyond a reasonable doubt. The Company expects to capitalize as goodwill all other contingent consideration payments in excess of the $23,047. Management currently anticipates that additional milestone payments will be made in the next twelve months.

Management believes that the financial statement projections used in the Angio-Seal and VSI acquisitions are still materially valid; however, there can be no assurance that the projected results will be achieved. Certain in-process technologies acquired in the Angio-Seal and VSI acquisitions have been developed to the point of commercial production and sale to customers. Management expects to continue the development of the other in-process technologies acquired in the Angio-Seal and VSI acquisitions and continues to believe that there is a reasonable chance of successfully completing such development efforts. However, there is risk associated with the completion of the in-process technologies and there can be no assurance that any technologies will meet with either technological or commercial success. Failure to successfully develop and commercialize these in-process technologies would result in the loss of the expected economic return inherent in the original fair value allocation. Additionally, the value of other intangible assets acquired may become impaired.

SPECIAL CHARGES: On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating a Silzone(R) coating on the sewing cuff fabric. The Company concluded that it will no longer utilize the Silzone(R) coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs, including monitoring expenses, ($16,636) associated with this recall and product discontinuance. The Company has utilized $15,436 of this special charge accrual through September 30, 2000. Other than the effect of this special charge, management believes that this recall will not materially impact the Company's future earnings or cash flows based primarily on the fact that the Company's non-Silzone(R) coated products, which represented 75% of the Company's CS shipments at the time of the recall, are not affected by this recall. However, there can be no assurance that the final costs associated with this recall, including litigation-related costs, will not exceed management's estimates.

During the third quarter of 1999, the Company restructured its international operations to improve both the effectiveness and efficiency of its international business by clarifying business unit accountabilities and focusing the operations of its business units outside the U.S, and removing administrative redundancies in the Company's management structure. This restructuring resulted in the elimination of certain administrative management positions. The Company recorded a $9,754 charge in the third quarter of 1999 related primarily to this restructuring, of which $8,292 has been utilized through September 30, 2000.

OTHER INCOME (EXPENSE): Other expense was $20,599 during 2000 as compared with $14,825 in 1999. This increase in other expense was due primarily to higher interest costs on the Company's debt and to foreign exchange losses in 2000 versus gains in 1999.

INCOME TAXES: The Company's effective income tax rate was 25% during 2000 and 1999, exclusive of the special charges and purchased in-process research and development expense. The special charges and purchased in-process research and development expense were recorded primarily in taxing jurisdictions with low income tax rates or were not deductible for tax purposes.

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

The Company's CS business is in a highly competitive market. The market is segmented between mechanical heart valves, tissue heart valves, and repair products. During 1999 and 2000, the U.S. market continued its slight shift to tissue valve and repair products from mechanical heart valves resulting in a small market share loss. Competition is anticipated to place pressure on pricing and terms, and health care reform is expected to result in further hospital consolidations over time.

The Company's CRM business is also in a highly competitive industry that has undergone consolidation. There are currently three principal suppliers, including the Company, and the Company's two principal competitors each have substantially more assets, sales and sales personnel than the Company. Rapid technological change is expected to continue, requiring the Company to invest heavily in R&D and to effectively market its products.

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

The Company and the Internal Revenue Service ("IRS") have agreed to settle litigation over a tax issue. See Part II, Item 1, Legal Proceedings for further discussion.

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

FINANCIAL CONDITION

The Company's liquidity and cash flows remained strong through September 30, 2000. The Company's current assets to current liabilities ratio was 2.6 to 1 at September 30, 2000 as compared with 2.4 to 1 at December 31, 1999. The increase in the current ratio was due primarily to cash generated from operations.

Accounts receivable increased $12,054 from December 31, 1999 to September 30, 2000 primarily due to higher sales in 2000 as compared with 1999. Total interest bearing debt decreased $124,395 from December 31, 1999 through September 30, 2000 primarily to debt repayments as a result of cash generated from operations, the conversion of $10,675 of convertible debentures into the Company's common stock, and the proceeds from the exercise of stock options.

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

During the third quarter of 1999, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company's outstanding common stock over a three-year period. The Company has repurchased 978 shares for $29,826 through September 30, 2000.

Management believes that cash generated from operations and cash available under its credit facilities will be sufficient to meet the Company's working capital and share repurchase plan needs in the near term. Should suitable investment opportunities arise, management believes that the Company's earnings, cash flows and balance sheet position will permit the Company to obtain additional debt financing or equity capital, if necessary.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from December 31, 1999 through September 30, 2000 in the Company's market risk, other than the maturity in January 2000 of its interest rate swap contract that hedged a substantial portion of the Company's variable interest rate risk on $138,000 of the Company's revolving credit facility borrowings.

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

         Guidant and related parties also filed suit against St. Jude Medical, Pacesetter and Ventritex on November 26, 1996 in the United States District Court for the Southern District of Indiana. This second lawsuit seeks (i) a declaratory judgment that Pacesetter's manufacture, use or sale of cardiac stimulation devices of the type or similar to the type which Ventritex manufactured and sold at the time the Guidant parties filed their complaint would, upon consummation of the Merger, be unlicensed and constitute an infringement of patent rights owned by certain Guidant parties, (ii) to enjoin the manufacture, use or sale by St. Jude Medical, Pacesetter or Ventritex of cardiac stimulation devices of the type which Ventritex manufactured at the time the Guidant parties filed their complaint, and (iii) certain damages and costs. This second lawsuit was stayed by the court in July 1998 given the order to arbitrate as discussed below.

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

         Order to Arbitrate As a result of the state and federal lawsuits brought by Guidant and related parties, the Telectronics Group and Pacesetter filed a lawsuit in the United States District Court for the District of Minnesota seeking (i) a declaratory judgment that the Guidant parties' claims, as reflected in the Telectronics Action, are subject to arbitration pursuant to the arbitration provisions of the Telectronics Agreement, (ii) an order that the defendants arbitrate their claims against the Telectronics Group and Pacesetter in accordance with the arbitration provisions of the Telectronics Agreement,
(iii) to enjoin the defendants preliminarily and permanently from litigating their dispute with the Telectronics Group and Pacesetter in any other forum, and
(iv) certain costs. After the Eighth Circuit Court of Appeals ruled on an appeal in favor of the Telectronics Group and Pacesetter in May 1998, the United States District Court for the District of Minnesota issued an order on July 8, 1998 directing the arbitration requested by the Telectronics Group and Pacesetter to proceed.

         Status of Arbitration The arbitrator selected for the arbitration initially ruled that Pacesetter and St. Jude Medical should not participate in the arbitration proceeding which would determine whether the Telectronics Agreement transferred to Pacesetter. Based on this ruling, the Telectronics Group and the Guidant parties were the ones participating in the arbitration proceeding. This proceeding occurred in late April 2000, and, on July 10, 2000, the arbitrator issued a ruling that the attempted assignment and transfer of patent licenses in the Telectronics Agreement by the Telectronics Group to Pacesetter was ineffective. As a result of this decision, the Guidant parties filed papers with the U.S. District Court for the Southern District of Indiana seeking to lift the stay of the patent infringement court proceedings in that court which had been entered in June 1998. The court granted Guidant's request to lift the stay and this matter is scheduled for trial in June 2001.

         Background Concerning Patents Involved In Guidant's Claims In the patent infringement case in federal court in Indiana, the Guidant parties asserted claims against St. Jude Medical and its Pacesetter subsidiary involving four separate patents. One of these patents expired May 3, 1998. The other patents involved expire March 7, 2001, February 25, 2003 and December 22, 2003 respectively, although St. Jude Medical has claims in the court action which, if upheld, would cause the patents to expire earlier, if they apply at all. Although Guidant has requested injunctive relief and damages as part of the federal court lawsuit in Indiana, the request for an injunction would be barred for any expired patent. Guidant is seeking damages for the time period prior to expiration of the patents.

   St. Jude Medical continues to believe that the patent infringement claims raised by the Guidant parties in the patent infringement case are without merit, and will continue to vigorously defend its interests in these cases.

IRS LITIGATION
         The Company and the Internal Revenue Service ("IRS") have agreed to settle the IRS Tax Court suit for the tax periods 1990-1991 and subsequent year disputes for the tax periods 1992-1997. The issues raised by the IRS related primarily to the Company's Puerto Rican operations. The settlement did not have an impact on the Company's statement of earnings.

SILZONE(R) MATTERS
         The Company has been sued by patients alleging defects in the Company's mechanical heart valves with a Silzone(R) coating. The Company recalled products with the Silzone(R) coating on January 21, 2000 (see Note 6 below) and sent a Recall Notice and Advisory concerning the recall to physicians and others. Some of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves who have had no injury to date. Some of these cases are seeking class action status. The Company intends to vigorously defend these cases.

OTHER LITIGATION AND PROCEEDINGS
         The Company is unaware of any other pending legal proceedings which it regards as likely to have a material adverse effect on its business.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27 - Financial data schedule

(b)      Reports on Form 8-K

         None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ST. JUDE MEDICAL, INC.


November 13, 2000                   /s/ John C. Heinmiller
-----------------                   ----------------------
DATE                                JOHN C. HEINMILLER
                                    Vice President - Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)