Form 10-K
period 2000-12-31
ST JUDE MEDICAL INC
filed 2001-03-29
CIK 203077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                         ------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                               ONE LILLEHEI PLAZA
                            ST. PAUL, MINNESOTA 55117
                    (Address of principal executive offices)

                                 (651) 483-2000
              (Registrant's telephone number, including area code)
                         ------------------------------

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

                          Yes    X      No
                              --------     --------

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5.1 billion at February 21, 2001, when the closing sale price of such stock, as reported on the New York Stock Exchange, was $60.00 per share.

         The Registrant had 85,640,177 shares of its $0.10 par value Common Stock outstanding as of February 21, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, are incorporated by reference in Parts I, II and
IV. Portions of the Company's definitive Proxy Statement dated March 28, 2001, are incorporated by reference in Part III.

                                     PART I

ITEM 1.    BUSINESS

GENERAL
         St. Jude Medical, Inc., together with its subsidiaries (collectively "St. Jude" or the "Company") is a global leader in the development, manufacturing and distribution of medical technology products for the cardiac rhythm management, cardiology and vascular access, and cardiac surgery markets.

         St. Jude has two reportable segments: Cardiac Rhythm Management (CRM) and Cardiac Surgery (CS - formerly known as Heart Valve Disease Management). The CRM segment, which includes the results from the Company's Cardiac Rhythm Management Division and Daig Division, develops, manufactures and distributes bradycardia pulse generator and tachycardia implantable cardioverter defibrillator (ICD) systems, electrophysiology and interventional cardiology catheters, and vascular closure devices. The CS segment develops, manufactures and distributes mechanical and tissue heart valves and valve repair products, and suture-free devices to facilitate coronary artery bypass graft anastomoses.

         Effective September 27, 1999, St. Jude acquired Vascular Science, Inc. ("VSI"), a development-stage company focused on the development of suture-free devices to facilitate coronary artery bypass graft anastomoses.

         Effective March 16, 1999, St. Jude purchased the Angio-Seal(TM) business of Tyco International Ltd. Angio-Seal(TM) manufactured and marketed hemostatic puncture closure devices.

         During 2000 and 1999, the Company acquired various businesses used in the distribution of the Company's products.

         The Company markets its products primarily in the United States, Western Europe and Japan through both a direct employee-based sales organization and independent distributors. In addition, St. Jude maintains geographically based sales and marketing organizations that are responsible for marketing, sales and distribution of the Company's products in Eastern Europe, Africa, the Middle East, Canada, Latin America and the Asia-Pacific region.

         Typically, the Company's net sales are somewhat higher in the first and second quarters and lower in the third and fourth quarters. Lower net sales in the third quarter result from patient tendency to defer, if possible, cardiac procedures during the summer months and from the seasonality of the U.S. and Western European markets where summer vacation schedules normally result in fewer surgical procedures. Lower net sales in the fourth quarter result from fewer selling days in the quarter because of holidays in the U.S. and other markets, and patient tendency to defer, if possible, cardiac procedures during these holiday seasons. Independent distributors randomly place large orders that can distort the net sales pattern just described. In addition, new product introductions, acquisitions, and regulatory approvals can modify the typical net sales pattern.

         In 2000, approximately 78% of net sales were derived from cardiac rhythm management segment products, and approximately 22% from cardiac surgery segment products. Approximately 63% of the Company's 2000 net sales were in the U.S. market, as compared with 62% in 1999. Additional segment information is set forth in the Company's 2000 Annual Report to Shareholders on pages 21 and 22 of the Financial Report and is incorporated herein by reference.

CARDIAC RHYTHM MANAGEMENT
         The Cardiac Rhythm Management Division ("CRMD") is headquartered in Sylmar, California and has manufacturing facilities in California, Arizona, South Carolina and Sweden. The Daig Division ("Daig") is headquartered in Minnesota and has manufacturing facilities in Minnesota and Puerto Rico.

         CRMD pacemakers and related systems treat patients with hearts that beat inappropriately slow, a condition known as bradycardia. ICDs and related systems treat patients with hearts that beat inappropriately fast, a condition known as tachycardia. Daig's specialized disposable cardiovascular catheters and related devices are used in the electrophysiology portion of the cardiac rhythm management market and the cardiology and vascular access market.

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

         CRMD's current pacing products include the advanced featured Integrity(TM) AFx Micro and the Integrity(TM) AFx models, FDA approved in December 2000 and May 2000, respectively. The Integrity(TM) models build on the successful platform of the Affinity(R) product line with the beat-by-beat AutoCapture(TM) pacing system. Also available are the January 1999 FDA approved Affinity(R), and the August 1999 FDA approved Entity(TM) family of pacemakers, containing the proven Omnisense(TM) activity-based sensor, and the Tempo(R) pacemaker family, which uses fifth-generation Minute Ventilation sensor technology. These pacemaker families are highly automatic and contain many advanced features and diagnostic capabilities to optimize cardiac therapy. All are small and physiologic in shape to enhance patient comfort.

         Outside the United States, CRMD also offers the Integrity(TM) AFx Micro, the world's smallest dual-chamber pacemaker, with an Atrial Suppression algorithm called DAO (Dynamic Atrial Overdrive(TM)). DAO is a therapy designed to suppress atrial fibrillation, a common heart arrhythmia, and is currently under clinical investigation in the United States. The single-chamber pacemakers, the Microny(R) SR+ and the Regency(R) pacemaker families, are also available outside the United States; while the Microny(R) II SR+ is awaiting FDA approval in the United States.

         The Integrity(TM), Affinity(R), Entity(TM) and Regency(R) families of pacemakers, as well as the Microny(R) SR+, all offer the unique feature of the beat-by-beat AutoCapture(TM) pacing system. The AutoCapture(TM) pacing system enables the pacemaker to monitor every paced beat to verify that the heart has been stimulated ("capture"), deliver a back-up pulse in the event of noncapture, continuously measure threshold, and make adjustments in energy output to match changing patient needs.

         CRMD's current pacing leads include the active-fixation Tendril(R) DX and SDX families and the passive-fixation Passive Plus(R) DX family which are available worldwide, and the passive-fixation Membrane(TM) EX family which is currently available outside the United States. All three lead families feature steroid elution, which helps suppress the body's inflammatory response to a foreign object.

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

         St. Jude received FDA approval on its first dual-chamber ICD, the Photon(R) DR, in October 2000. The Photon(R) DR is a dual chamber ICD, offering the features of Morphology Discrimination (MD) and AV Rate Branch designed to enhance the precision of ventricular-based arrhythmia detection. The full CRMD ICD product offering includes the Photon(R), Profile(TM) MD, and Contour(R) MD.

         The Company's ICDs are used with the dual electrode and single electrode TVL and TVL-ADX (active-fix) transvenous leads. The Photon(TM) DR ICD is programmable with the APS III universal programmer. The Contour(R) MD and Profile(TM) ICDs are currently programmable with the PR-3500 and PR-1500 programmers, and will be programmable by the APS III by mid-2001.

         The CRMD APS(R) III universal pacemaker and ICD programmer is an intuitive, easy-to-use programmer that supports St. Jude's ICDs and pacemakers, including the recently FDA approved Photon(R) DR dual-chamber ICD and the Integrity(TM) pacemaker family. Older pacemaker and ICD products continue to be supported by the APS(R) II and the PR-3500 and PR-1500 patient management systems. All CRMD programmers allow the physician to efficiently utilize the extensive diagnostic and therapeutic capabilities of CRMD's pacemakers and ICDs.

         Specialized disposable cardiovascular devices, sold by Daig, include percutaneous (through the skin) catheter introducers, diagnostic guidewires, vascular sealing devices, angiography catheters, electrophysiology (EP) catheters and bipolar temporary pacing catheters (used with external pacemakers). Percutaneous catheter introducers are used to create passageways for cardiovascular catheters from outside the human body through the skin into a vein, artery or other location inside the body. Daig's percutaneous catheter introducer products consist primarily of peel-away and non peel-away sheaths, sheaths with and without hemostasis valves, dilators, guidewires, repositioning sleeves, obturators and needles. All of these products are offered in a variety of sizes and packaging configurations. Diagnostic guidewires are used in conjunction with percutaneous catheter introducers to aid in the introduction of intravascular catheters. Daig's diagnostic guidewires are available in multiple lengths and incorporate a surface finish for lasting lubricity. Vascular sealing devices are used to close femoral artery puncture wounds following angioplasty, stenting and diagnostic procedures.

         Angiography catheters are used in coronary angiography procedures to obtain images of coronary arteries to identify structural cardiac diseases. EP catheters are placed into the human body percutaneously to aid in the diagnosis and treatment of cardiac arrhythmias (abnormal heart rhythms). Between two and five EP catheters are generally used in each electrophysiology procedure. Daig's EP catheters are available in multiple configurations. Bipolar temporary pacing catheters are inserted percutaneously for temporary use (less than one hour to a maximum of one week) with external pacemakers to provide patient stabilization prior to implantation of a permanent pacemaker, following a heart attack, or during surgical procedures. Daig produces and markets several designs of bipolar temporary pacing catheters.

CARDIAC SURGERY
         The Cardiac Surgery Division (CSD) is headquartered in St. Paul, Minnesota and has manufacturing facilities in Minnesota, Puerto Rico, Canada and Brazil. CSD is comprised of its Heart Value Group (HVG) and its Anastomotic Technology Group (ATG). Heart valve replacement or repair may be necessary because the natural heart valve has deteriorated due to congenital defects or disease. Heart valves facilitate the one-way flow of blood in the heart and prevent significant backflow of blood into the heart and between the heart's chambers.

         HVG offers both mechanical and tissue replacement heart valves and valve repair products. The St. Jude Medical(R) mechanical heart valve has been implanted in over one million patients to date. The SJM Regent(TM) mechanical heart valve was approved for sale in Europe in December 1999 and is currently in a clinical trial in the United States. The Company markets the Toronto SPV(R) stentless tissue valve, a stentless tissue valve and the SJM(R) Biocor(TM) tissue valve. The Company received FDA approval for the U.S. market release of the Toronto SPV(R) in November 1997 at which time the product was launched and physician training commenced. The SJM Epic(TM) tissue heart valve received European regulatory approval in late 1998 and was launched in Europe in 1999. On January 21, 2000 the Company discontinued sales of CSD products, including heart valves, with Silzone(R) cuffs due to a higher incidence of perivalvular leak associated with this product in a clinical study. The Company also recalled unimplanted inventory of this product.

         Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral heart valves. The Company has executed a license agreement with Professor Jacques Seguin to manufacture and market an advanced semi-rigid annuloplasty ring, known as the SJM(R) Seguin annuloplasty ring. HVG also markets the SJM Tailor(TM) annuloplasty ring.

         HVG has also entered into an agreement with LifeNet Transplant Services, which enables it to assist in the marketing of human donated allograft heart valves.

         ATG has developed a suture-free device to facilitate coronary artery bypass graft proximal anastomoses and commenced marketing of this product in Western Europe in 2000. This product has been submitted to the FDA for approval, which is expected in 2001. ATG is also developing a distal anastomoses suture-free device and next generation proximal devices.

SUPPLIERS
         The Company purchases raw materials and other items from numerous suppliers for use in its products. For certain materials that the Company believes are critical and may be difficult to obtain from an alternative supplier, the Company maintains sizable inventories of up to three years of its projected requirements for certain materials, some of which are available only from a single supplier. The Company has been advised from time to time that certain of these suppliers may terminate sales of products to customers that manufacture implantable medical devices in an effort to reduce their potential products liability exposure. Some of these suppliers have modified their positions and have indicated a willingness to either temporarily continue to provide product until such time as an alternative vendor or product can be qualified or to reconsider the supply relationship. While the Company believes that alternative sources of raw materials are available and that there is sufficient lead time in which to qualify such other sources, any supply interruption could have a material adverse effect on the Company's ability to manufacture its products.

COMPETITION
         Within the medical technology industry, competitors range from small start-up companies to companies with significant resources. The Company's customers consider many factors when choosing supplier partners including product reliability, clinical outcomes, product availability, inventory consignment, price and product services provided by the manufacturer. Market share can shift as a result of technological innovation, product recalls and product safety alerts, as well as other business factors. This emphasizes the need to provide the highest quality products and services. St. Jude expects the competition to continue to increase by using tactics such as consigned inventory, bundled product sales and reduced pricing.

         CRMD has traditionally been a technological leader in the bradycardia pacemaker market. The Company has strong bradycardia market share positions in all major developed markets. There are three principal manufacturers and suppliers of ICDs, one of which is the Company. ICD therapy is a highly competitive market. The Company's other two competitors account for more than 80% of the worldwide ICD sales. These two competitors are larger than the Company and have invested substantial amounts in ICD research and development. The market areas Daig focuses on are the cardiac catheterization laboratories and the electrophysiology laboratories throughout the world. These are growing markets with numerous competitors.

         The Company is the world's leading manufacturer and supplier of mechanical heart valves. There are two other principal and several other smaller mechanical heart valve manufacturers. The Company also competes against two principal and a large number of other smaller tissue heart valve manufacturers.

         The medical technology market is a dynamic market currently undergoing significant change due to cost of care considerations, regulatory reform, industry consolidation and customer consolidation. The ability to provide cost effective clinical outcomes is becoming increasingly more important for medical technology manufacturers.

MARKETING
         The Company's products are sold in over 100 countries throughout the world. No distributor organization or single customer accounted for more than 10% of 2000, 1999 or 1998 consolidated net sales.

         In the United States, St. Jude sells directly to hospitals through a combination of independent distributors and an employee based sales organization. In Western Europe, the Company has employee based sales organizations selling in 14 countries. Throughout the rest of the world the Company uses a combination of independent distributor and direct sales organizations.

         Group purchasing organizations (GPOs) in the U.S. continue to consolidate the purchasing for some of the Company's customers. A few GPOs have executed contracts with the Company's CRM market competitors, which exclude the Company. These contracts, if enforced, may adversely affect the Company's sales of CRM products to members of these GPOs.

         Payment terms worldwide are consistent with local practice. Orders are shipped as they are received and, therefore, no material backlog exists.

RESEARCH AND DEVELOPMENT
         The Company is focused on the development of new products and improvements to existing products. In addition, research and development expense reflects the Company's efforts to obtain FDA approval of certain new products and processes, and to maintain the highest quality standards of existing products. The Company's research and development expenses, exclusive of purchased in-process research and development, were $137,814,000 (11.7% of net sales), $125,059,000 (11.2% of net sales) and $99,756,000 (9.8% of net sales) in
2000, 1999 and 1998, respectively.

GOVERNMENT REGULATION
         The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in most instances, by state and foreign governmental authorities or their designated representatives. Under the U.S. Federal Food, Drug and Cosmetic Act (the "Act"), and regulations thereunder, manufacturers of medical devices must comply with certain policies and procedures that regulate the composition, labeling, testing, manufacturing, packaging and distribution of medical devices. Medical devices are subject to different levels of government approval requirements, the most comprehensive of which requires the completion of an FDA approved clinical evaluation program and submission and approval of a pre-market approval ("PMA") application before a device may be commercially marketed. The Company's mechanical and tissue heart valves, ICDs, certain pacemakers and leads and certain electrophysiology catheter applications are subject to this level of approval or as a supplement to a PMA approval. Other pacemakers and leads, annuloplasty ring products and other electrophysiology and interventional cardiology products are currently marketed under the 510(k) pre-market notification procedure of the Act.

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

         St. Jude's business outside the United States is subject to medical device laws in individual foreign countries. These laws range from extensive device approval requirements in some countries for all or some of the Company's products, to requests for data or certifications in other countries. Generally, regulatory requirements are increasing in these countries. In the European Economic Community ("EEC"), the regulatory systems have been harmonized and approval to market in EEC countries (the CE Mark) can be obtained through one agency. In addition, government funding of medical procedures is limited and in certain instances is being reduced.

         A number of medical device regulatory agencies have begun considering whether to continue to permit the sale of medical devices that incorporate any bovine material because of concerns about Bovine Spongiform Encephalopathy
(BSE), sometimes referred to as "mad cow disease." It is believed that in some instances this disease has been transmitted to humans through the consumption of beef. There have been no reported cases of BSE in the U.S. Some of the Company's products use bovine collagen (Angio-Seal(TM) and vascular grafts) which is derived from the bovine component scientifically rated as least likely to transmit the disease. Some of the Company's tissue heart valves incorporate a strip of bovine pericardial material. The Company is cooperating with these regulatory agencies.

         In 1994 the predecessor organization to Pacesetter, Inc. ("Pacesetter"
- a wholly owned subsidiary of St. Jude) entered a consent decree which settled a lawsuit brought by the United States in U.S. District Court for the District of New Jersey. The consent decree which remains in effect indefinitely requires that Pacesetter comply with the FDA's good manufacturing practice regulations and identifies several specific provisions of those regulations. The consent decree provides for FDA inspections and that Pacesetter is obligated to pay certain costs of the inspections.

         In May 1995 Telectronics Pacing Systems, Inc. ("Telectronics" - now part of Pacesetter) and its President entered into a consent decree with the FDA. The consent decree, which remains in effect indefinitely, requires that Telectronics comply with the FDA's good manufacturing practice regulations and identifies several specific provisions of those regulations. The consent decree provides for FDA inspections and that Telectronics is obligated to pay certain costs of the inspections.

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

         While the Company believes design, development, regulatory and marketing aspects of the medical device business represent the principal barriers to entry into such business, it also recognizes that its patents and license rights may make it more difficult for its competitors to market products similar to those produced by the Company. St. Jude can give no assurance that any of its patent rights, whether issued, subject to license, or in process, will not be circumvented or invalidated. Further, there are numerous existing and pending patents on medical products and biomaterials. There can be no assurance that the Company's existing or planned products do not or will not infringe such rights or that others will not claim such infringement. No assurance can be given that the Company will be able to prevent competitors from challenging the Company's patents or entering markets currently served by the Company.

INSURANCE
         The medical technology industry has historically been subject to significant products liability claims. Such claims could be asserted against the Company in the future for events not known to management at this time. Management has adopted risk management practices, including products liability insurance coverage, which management believes are prudent.

         California earthquake insurance is currently difficult to procure, extremely costly, and restrictive in terms of coverage. The Company's earthquake and related business interruption insurance for its CRMD operations located in Sylmar and Sunnyvale, California provides for limited coverage above a significant self-insured retention. There are several factors that preclude the Company from determining the effect an earthquake may have on its business. These factors include, but are not limited to, the severity and location of the earthquake, the extent of any damage to the Company's manufacturing facilities, the impact of such an earthquake on the Company's California workforce and the infrastructure of the surrounding communities, and the extent, if any, of damage to the Company's inventory and work in process. While the Company's exposure to significant losses occasioned by a California earthquake would be partially mitigated by its ability to manufacture certain of the CRMD products at its Swedish manufacturing facility, any such losses could have a material adverse effect on the Company, the duration of which cannot be reasonably predicted. The Company has expanded the manufacturing capabilities at its Swedish facility and has constructed a pacemaker component manufacturing facility in Arizona. In addition, the Company has moved significant finished goods inventory to locations outside California. These facilities and inventory transfers would further mitigate the adverse impact of a California earthquake.

EMPLOYEES
         As of December 31, 2000, the Company had 4,951 full-time employees. It has never experienced a work stoppage as a result of labor disputes and none of its employees are represented by a labor organization, with the exception of the Company's Swedish employees and certain employees in France.

INTERNATIONAL OPERATIONS
         The Company's foreign business is subject to such special risks as exchange controls, currency devaluation, the imposition or increase of import or export duties and surtaxes, and international credit or financial problems. Currency exchange rate fluctuations vis-a-vis the U.S. dollar can affect reported net earnings. The Company may hedge a portion of this exposure, from time to time, to reduce the effect of foreign currency rate fluctuations on net earnings. See the "Market Risk" section on pages 4 and 5 of "Management's Discussion and Analysis of Results of Operations and Financial Condition", incorporated herein by reference from the Company's 2000 Annual Report to Shareholders. Operations outside the United States present complex tax and cash management issues that necessitate sophisticated analysis and diligent monitoring to meet the Company's financial objectives.

ITEM 2.    PROPERTIES

         St. Jude's principal executive offices are owned and are located in St. Paul, Minnesota. Manufacturing facilities are located in California, Minnesota, Arizona, South Carolina, Canada, Brazil, Puerto Rico and Sweden. The Company owns approximately 62%, or 380,000 square feet, of the total manufacturing space and the balance is leased.

         The Company also maintains sales and administrative offices inside the United States at 17 locations in 7 states and outside the United States at 34 locations in 23 countries. With the exception of one location, all of these locations are leased.

         In management's opinion, all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations. Currently the Company is using substantially all of its available space to develop, manufacture and market its products.

ITEM 3.    LEGAL PROCEEDINGS

         IRS MATTERS
         During 2000, the Company and the Internal Revenue Service ("IRS") settled the IRS Tax Court suit for the tax periods 1990-1991 and subsequent year disputes for the tax periods 1992-1997. The issues raised by the IRS related primarily to the Company's Puerto Rican operations. The settlement did not have a material impact on the Company's consolidated financial statements.

         SILZONE(R) LITIGATION
         The Company has been sued by patients alleging defects in the Company's mechanical heart valves with a Silzone(R) coating. The Company recalled products with a Silzone(R) coating on January 21, 2000, and sent a Recall notice and Advisory concerning the recall to physicians and others. Some of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves who allege no injury to date. Some of these cases are seeking class action status. The Company intends to vigorously defend these cases.

         GUIDANT LITIGATION
         GUIDANT'S CLAIMS AGAINST SJM On November 26, 1996, Guidant Corporation (a competitor of St. Jude Medical) ("Guidant") and related parties filed a lawsuit against St. Jude Medical, Inc. ("St. Jude Medical"), Pacesetter, Inc. ("Pacesetter" - a wholly owned subsidiary of St. Jude Medical), Ventritex, Inc. ("Ventritex") and certain members of the Telectronics Group in State Superior Court in Marion County, Indiana (the "Telectronics Action"). The lawsuit alleges, among other things, that, pursuant to an agreement entered into in 1993, certain Guidant parties granted Ventritex intellectual property licenses relating to cardiac stimulation devices, and that such licenses would terminate upon the consummation of the merger of Ventritex into Pacesetter (the "Merger"). The lawsuit further alleges that, pursuant to an agreement entered into in 1994 (the "Telectronics Agreement"), certain Guidant parties granted the Telectronics Group intellectual property licenses relating to cardiac stimulation devices. The lawsuit seeks declaratory and injunctive relief, among other things, to prevent and invalidate the transfer of the Telectronics Agreement to Pacesetter in connection with Pacesetter's acquisition of Telectronics' assets (the "Telectronics Acquisition") and the application of license rights granted under the Telectronics Agreement to the manufacture and sale by Pacesetter of Ventritex's products following the consummation of the Merger. The court overseeing this case issued a stay of this matter in July 1998 so that the issues could be addressed in an arbitration requested by the Telectronics Group and Pacesetter.

         Guidant and related parties also filed suit against St. Jude Medical, Pacesetter and Ventritex on November 26, 1996, in the United States District Court for the Southern District of Indiana. This second lawsuit seeks (i) a declaratory judgment that Pacesetter's manufacture, use or sale of cardiac stimulation devices of the type or similar to the type which Ventritex manufactured and sold at the time the Guidant parties filed their complaint would, upon consummation of the Merger, be unlicensed and constitute an infringement of patent rights owned by certain Guidant parties, (ii) to enjoin the manufacture, use or sale by St. Jude Medical, Pacesetter or Ventritex of cardiac stimulation devices of the type which Ventritex manufactured at the time the Guidant parties filed their complaint, and (iii) certain damages and costs. This second lawsuit was stayed by the court in July 1998 given the order to arbitrate, as discussed below.

         St. Jude Medical believes that the foregoing state and federal court complaints contain a number of significant factual inaccuracies concerning the Telectronics Acquisition and the terms and effects of the various intellectual property license agreements referred to in such complaints. For these reasons and others, St. Jude Medical believes that the allegations set forth in the complaints are without merit. St. Jude Medical has vigorously defended its interests in these cases and will continue to do so.

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

         STATUS OF ARBITRATION The arbitrator selected for the arbitration initially ruled that Pacesetter and St. Jude Medical should not participate in the arbitration proceeding which would determine whether the Telectronics Agreement transferred to Pacesetter. Based on this ruling, the Telectronics Group and the Guidant parties participated in the arbitration proceeding. This proceeding occurred in late April 2000, and, on July 10, 2000, the arbitrator issued a ruling that the attempted assignment and transfer of patent licenses in the Telectronics Agreement by the Telectronics Group to Pacesetter was ineffective. As a result of this decision, the Guidant parties filed papers with the U.S. District Court for the Southern District of Indiana seeking to lift the stay of the patent infringement court proceedings in that court which had been entered in June 1998. The court granted Guidant's request to lift the stay and the matter involving Guidant's patent infringement claims against St. Jude Medical is scheduled for trial in June 2001.

         BACKGROUND CONCERNING PATENTS INVOLVED IN GUIDANT'S CLAIMS In the patent infringement case in federal court in Indiana, the Guidant parties initially asserted claims against St. Jude Medical and Pacesetter involving four separate patents. One of these patents (`678) expired May 3, 1998. The other patents involved expire, according to their terms, on March 7, 2001 (`472 patent), February 25, 2003 (`191 patent), and December 22, 2003 (`288 patent), respectively, although St. Jude Medical has claims in the court action which, if upheld, would cause some of the patents to expire earlier, if they apply at all. Although Guidant has requested injunctive relief and damages as part of the federal court lawsuit in Indiana, the request for an injunction would be barred for any expired patent. Guidant is seeking damages for the time period prior to expiration of the patents.

         MARKMAN RULINGS The federal district court in Indiana has issued decisions as part of the court's Markman's process which interpret what the claims in the patents mean. These decisions are available on the court's website at HTTP://WWW.INSD.USCOURTS.GOV.

         Although Guidant asserted patent infringement claims against St. Jude Medical involving four patents when it initiated the litigation in 1996, the number of patents involving the claims Guidant is asserting against St. Jude Medical has changed over time. First, Guidant elected to withdraw its claims against St. Jude Medical involving the `678 patent prior to the court issuing its Markman decisions. After the Markman decisions, St. Jude Medical moved for summary judgment asking the court to rule that the

`191 patent is invalid. However, before the court issued a ruling on this summary judgment motion, Guidant and St. Jude Medical entered into a stipulation regarding the claims involving the `191 patent. Based on this stipulation, the court entered an order ruling that claims 1-14 in the `191 patent are invalid. In this order, the court also dismissed Guidant's claims against St. Jude Medical involving the `191 patent with prejudice. The order also provided that Guidant may make an immediate appeal of the `191 patent claim construction issues, and on February 8, 2001, Guidant filed a notice of appeal concerning the court's rulings on the `191 patent.

         Thus, at the present time, Guidant's claims against St. Jude Medical involving two patents (`288 and `472) remain in the case set for trial. St. Jude Medical continues to believe that the patent infringement claims asserted by Guidant in this litigation are without merit, and will continue to vigorously defend its interest in this litigation.

         OTHER LITIGATION AND PROCEEDINGS
         The Company is unaware of any other pending legal proceedings which it regards as likely to have a material adverse effect on its business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS

         The information set forth under the captions "Dividends" and "Stock Exchange Listings" on pages 6 and 24 of the Financial Report included in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

         The information set forth under the caption "Five Year Summary Financial Data" on page 23 of the Financial Report included in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION

         The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 1 through 6 of the Financial Report included in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information appearing under the caption "Market Risk" on pages 4 and 5 of the Financial Report included in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of the Company and Report of Independent Auditors set forth on pages 7 through 22 of the Financial Report included in the Company's 2000 Annual Report to Shareholders are incorporated herein by reference:

         Consolidated Statements of Earnings - Fiscal Years ended December 31, 2000, 1999 and 1998

         Consolidated Balance Sheets - December 31, 2000 and 1999

         Consolidated Statements of Shareholders' Equity - Fiscal Years ended December 31, 2000, 1999, and 1998

         Consolidated Statements of Cash Flows - Fiscal Years ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Board of Directors" in the Company's definitive Proxy Statement dated March 28, 2001, is incorporated herein by reference. Information on executive officers is as follows:

Name                        Age                            Position*
----------------------     -----      --------------------------------------------------------
Terry L. Shepherd          48         Chief Executive Officer (1999)

Daniel J. Starks           46         President and Chief Operating Officer (2001)

David W. Adinolfi          45         President, Daig Division (2001)

Robert Cohen               43         Vice President, Business & Technology Development (1998)

Michael J. Coyle           38         President, Cardiac Rhythm Management Division (2001)

George J. Fazio            41         President, Health Care Services (1999)

Peter L. Gove              53         Vice President, Corporate Relations (1994)

Steven J. Healy            43         President, Cardiac Surgery Division (1999)

John C. Heinmiller         46         Vice President, Finance and Chief Financial Officer (1998)

Jeri L. Jones              43         Vice President, Information Technology and Chief Information
                                      Officer (2000)

Kevin T. O'Malley          49         Vice President and General Counsel (1994)

Frieda J. Valk             47         Vice President, Administration (1999)

-----------------------
*Dates in brackets indicate period during which the named executive officers began serving in such capacity.

         Executive officers serve at the pleasure of the Board of Directors.

         Mr. Shepherd's business experience is set forth in the Company's definitive Proxy Statement dated March 28, 2001 under the section "Board of Directors." Such information is incorporated herein by reference.

         Mr. Stark's business experience is set forth in the Company's definitive Proxy Statement dated March 28, 2001 under the section "Board of Directors." Such information is incorporated herein by reference.

         Mr. Adinolfi joined St. Jude in 1994 as a result of the acquisition of Pacesetter, Inc. In February 2001, he was appointed as President of the Daig Division after having several management positions at the Company's Cardiac Rhythm Management Division. Prior to joining Pacesetter in 1989 as Director of Marketing, Mr. Adinolfi spent five years at Cordis and Telectronics in a variety of marketing, sales and management positions.

         Mr. Cohen joined the Company in 1998 as Vice President, Business & Technology Development. Prior to joining the Company, he was employed by Sulzer Medica. During his 16-year career in the medical device industry, Mr. Cohen has been associated with Pfizer Inc. and GCI Medical, an investment firm focused on the medical technology industry.

         Mr. Coyle joined St. Jude in 1994 as Director, Business Development and was appointed President of the Cardiac Rhythm Management Division in February 2001. Mr. Coyle previously served as the Chief Operating Officer of Daig since 1997. Prior to joining St. Jude, he spent nine years with Eli Lilly & Company in a variety of technical and business management roles in both its Pharmaceutical and Medical Device Divisions.

         Mr. Fazio joined St. Jude in 1992 as a Heart Valve Division territory sales representative. In 1999, he was appointed as the President, Health Care Services. From 1997 to 1999, Mr. Fazio served as the General Manager of the Company's Canadian affiliate.

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

         Mr. Healy first joined the Company in 1983 as a Heart Valve Division sales representative. In 1999 he was appointed as the President, Cardiac Surgery Division (formerly known as the Heart Valve Division). From 1996 to 1999, Mr. Healy was the Vice President of Sales and Marketing for the Heart Valve Division. He served as the Heart Valve Division's Vice President of Marketing from 1993 to 1996.

         Mr. Heinmiller joined the Company in 1998 as Vice President of Corporate Business Development. In September 1998 he was appointed Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Heinmiller was president of F3 Corporation, a privately held asset management company, and was vice president of finance and administration for Daig Corporation. Mr. Heinmiller is also a former audit partner in the Minneapolis office of Grant Thornton LLP, a national public accounting firm. Mr. Heinmiller is a director of Lifecore Biomedical, Inc. and Arctic Cat, Inc.

         Ms. Jones joined St. Jude in 1999 as Vice President, Information Technology, and was appointed Vice President, Information Technology and Chief Information Officer in 2000. Prior to joining the Company, Ms. Jones was Vice President of Systems Development at U.S. Bancorp from 1993 to 1999. From 1990 to 1993, Ms. Jones was a Senior Manager in Information Technology Consulting with Ernst & Young, LLP. From 1979 to 1990, she held several positions in Accounting and then Information Technology with General Mills, Inc.

         Mr. O'Malley joined the Company in 1994 as Vice President and General Counsel. Prior to joining St. Jude, Mr. O'Malley was employed by Eli Lilly & Company for 15 years in various positions, including his last position of General Counsel of the Medical Device and Diagnostics Division.

         Ms. Valk joined the Company in 1996 as Human Resources Director of St. Jude Medical Europe. She was appointed as Vice President, Administration in 1999. Prior to joining the Company, Mrs. Valk was employed by Eli Lilly & Company for sixteen years in various positions including pharmaceutical sales, sales management, sales training and human resources.


ITEM 11.   EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement dated March 28, 2001, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

         The information set forth under the caption "Share Ownership of Management and Directors and Certain Beneficial Owners" in the Company's definitive Proxy Statement dated March 28, 2001, is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the captions "Governance of the Company" and "Executive Compensation" in the Company's definitive Proxy Statement dated March 28, 2001, is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

(A)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

         (1)  FINANCIAL STATEMENTS

              The following Consolidated Financial Statements of the Company and Report of Independent Auditors as set forth on pages 7 through 22 of the Financial Report included in the Company's 2000 Annual Report to Shareholders (see Exhibit 13) are incorporated herein by reference:

              Consolidated Statements of Earnings - Fiscal Years ended December 31, 2000, 1999 and 1998

              Consolidated Balance Sheets - December 31, 2000 and 1999

              Consolidated Statements of Shareholders' Equity - Fiscal Years ended December 31, 2000, 1999, and 1998

              Consolidated Statements of Cash Flows - Fiscal Years ended December 31, 2000, 1999 and 1998

              Notes to Consolidated Financial Statements

         (2)  FINANCIAL STATEMENT SCHEDULE

              Schedule II, Valuation and Qualifying Accounts, is filed as part of this Form 10-K Annual Report (see Item 14(d)).

         The report of the Company's Independent Auditors with respect to the financial statement schedule is incorporated herein by reference from Exhibit 23 attached hereto.

         All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable.

         (3)  EXHIBITS

    EXHIBIT                              EXHIBIT INDEX
----------------    ------------------------------------------------------------

      3.1 Articles of Incorporation as amended on September 5, 1996, are incorporated by reference from Exhibit 3.2 of the Company's Form 10-K filed on March 27, 1997.

    EXHIBIT                              EXHIBIT INDEX
----------------    ------------------------------------------------------------
      3.2           Bylaws are incorporated by reference from Exhibit 3(ii) of the Company's Form 10-Q filed on November 10, 1997.

      4.1 Rights Agreement dated as of June 16, 1997, between the Company and American Stock Transfer and Trust Company, as Rights Agent including the Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock is incorporated by reference from Exhibit 4 of the Company's Form 10-Q dated August 12, 1997.

      4.2 Indenture dated as of August 21, 1996, between the Company and State Street Bank and Trust Company, as Trustee is incorporated by reference from Ventritex's Form S-3/A (no. 333-07651) filed on August 2, 1996.

     10.1 Employment letter dated as of March 9, 1993, between the Company and Ronald A. Matricaria is incorporated by reference from Exhibit 10.1 of the Company's Form 10-K Annual Report for the year ended December 31, 1993.*

     10.2 Employment letter dated as of November 8, 1996, between the Company to Ronald A. Matricaria is incorporated by reference from Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1998.*

     10.3 Employment letter dated as of February 23, 1999, between the Company and Ronald A. Matricaria is incorporated by reference from Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 1998.*

     10.4 Employment Agreement effective as of May 5, 1999 between the Company and Terry L. Shepherd is incorporated by reference from Exhibit 10.15 of the Company's Form 10-K Annual Report for the year ended December 31, 1998.*

     10.5 Form of Indemnification Agreement that the Company has entered into with officers and directors. Such agreement recites the provisions of Minnesota Statutes Section 302A.521 and the Company's Bylaw provisions (which are substantially identical to the Statute) and is incorporated by reference from Exhibit 10(d) of the Company's Form 10-K Annual Report for the year ended December 31, 1986.*

    EXHIBIT                              EXHIBIT INDEX
----------------    ------------------------------------------------------------
     10.6           Form of Employment Agreement that the Company has entered
                    into with officers relating to severance matters in connection with a change in control is incorporated by reference from Exhibit 10.4 of the Company's Form 10-K
                    Annual Report for the year ended December 31, 1998.*

     10.7 The Management Incentive Compensation Plan is incorporated by reference from Appendix A of the Company's definitive Proxy Statement dated March 26, 1999.*

     10.8 Management Savings Plan dated February 1, 1995, is incorporated by reference from Exhibit 10.7 of the Company's Form 10-K Annual Report for the year ended December 31, 1994.*

     10.9 Retirement Plan for members of the Board of Directors as amended on March 15, 1995, is incorporated by reference from
                    Exhibit 10.6 of the Company's Form 10-K Annual Report for the year ended December 31, 1994.*

     10.10 The St. Jude Medical, Inc. 1992 Employee Stock Purchase Savings Plan is incorporated by reference from the Company's Form S-8 Registration Statement dated June 10, 1992, (Commission File No. 33-48502). *

     10.11 The St. Jude Medical, Inc. 1991 Stock Plan is incorporated by reference from the Company's Form S-8 Registration Statement dated June 28, 1991 (Commission File No. 33-41459).*

     10.12 The St. Jude Medical, Inc. 1994 Stock Option Plan is incorporated by reference from the Company's Form S-8 Registration Statement dated July 1, 1994 (Commission File No. 33-54435).*

     10.13 The St. Jude Medical Inc. 1997 Stock Option Plan is incorporated by reference from the Company's Form S-8 Registration Statement dated December 22, 1997 (Commission File No. 333-42945).*

     10.14 A Split Dollar Insurance Agreement as amended April 29, 1999 between St. Jude Medical, Inc. and Ronald A. and Lucille E. Matricaria is incorporated by reference from Exhibit 10.14 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

    EXHIBIT                              EXHIBIT INDEX
----------------    ------------------------------------------------------------
     10.15          The St. Jude Medical Inc. 2000 Stock Option Plan is
                    incorporated by reference from the Company's Form S-8
                    Registration Statement dated July 31, 2000 (Commission File
                    No. 333-42668).*

     10.16 The St. Jude Medical, Inc. 2000 Employee Stock Purchase Savings Plan is incorporated by reference from the Company's Form S-8 Registration Statement dated July 31, 2000 (Commission File No. 333-42658).*

     10.17 Amended and Restated Employment Agreement dated as of March 25, 2001, between the Company and Daniel J. Starks. * #

     10.18 Form of Severance Agreement that the Company has entered into with officers relating to severance matters in connection with a change in control.* #

     10.19 Amended and Restated Employment Agreement dated as of March 25, 2001, between the Company and Terry L. Shepherd. * #

       13 Portions of the 2000 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K
                    #

       21           Subsidiaries of the Company #

       23           Consent of Independent Auditors #
-----------------------------
* Management contract or compensatory plan or arrangement.
# Filed as an exhibit to this Annual Report on Form 10-K.

(B)  REPORTS ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 2000
     A Form 8-K was filed on December 1, 2000, and on December 22, 2000, announcing certain rulings by the U.S. District Court in Indianapolis as part of the court's Markman process, which further interprets certain ambiguous terms used in the patents which are the subject of litigation between Guidant and St. Jude Medical.

(C) EXHIBITS:  Reference is made to Item 14(a)(3).

(D) SCHEDULES:

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

           COL. A                       COL. B               COL. C               COL. D                COL. E
------------------------------     -----------------    -----------------    ------------------   -----------------
                                      BALANCE AT            ADDITIONS                                  BALANCE AT
                                     BEGINNING OF           CHARGED TO                                   END OF
         DESCRIPTION                   YEAR                  EXPENSE            DEDUCTIONS(1)             YEAR
------------------------------     -----------------    -----------------    ------------------    -----------------
 Allowance for doubtful accounts

 Fiscal Year Ended:
       December 31, 2000               $13,529                $6,913                 $6,611               $13,831
       December 31, 1999                12,352                 5,421                  4,244                13,529
       December 31, 1998                12,712                    14                    374                12,352
--------------------------------
(1) Uncollectible accounts written off, net of recoveries.



         For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned Company hereby undertakes as follows, which undertaking shall be incorporated by reference into the Company's Registration Statements of Form S-8 Nos. 33-9262 (filed October 3, 1986), 33-41459 (filed June 28, 1991), 33-48502 (filed June
10, 1992), 33-54435 (filed July 1, 1994), 333-42945 (filed December 22, 1997),
333-42658 (filed July 31, 2000), and 333-42668 (filed July 31, 2000):

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

                                               ST. JUDE MEDICAL, INC.

Date:       March 26, 2001                     By   /s/ TERRY L. SHEPHERD
                                                   -----------------------
                                                   Terry L. Shepherd
                                                   CHIEF EXECUTIVE OFFICER
                                                   (PRINCIPAL EXECUTIVE OFFICER)

                                               By   /s/ JOHN C. HEINMILLER
                                                    ----------------------
                                                    John C. Heinmiller
                                                    VICE PRESIDENT, FINANCE AND
                                                    CHIEF FINANCIAL OFFICER
                                                    (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

  /s/ RONALD A. MATRICARIA       Director   March 26, 2001        /s/ DANIEL J. STARKS          Director   March 26, 2001
---------------------------                                     -----------------------
Ronald A. Matricaria                                            Daniel J. Starks


  /s/ LOWELL C. ANDERSON         Director   March 26, 2001        /s/ TERRY L. SHEPHERD         Director   March 26, 2001
---------------------------                                     -----------------------
Lowell C. Anderson                                              Terry L. Shepherd


  /s/ STUART M. ESSIG            Director   March 26, 2001        /s/ DAVID A. THOMPSON         Director   March 26, 2001
---------------------------                                     -----------------------
Stuart M. Essig                                                 David A. Thompson


 /s/ THOMAS H. GARRETT III
---------------------------      Director   March 26, 2001      _______________________         Director   March 26, 2001
Thomas H. Garrett III                                           Gail R. Wilensky


  /s/ WALTER L. SEMBROWICH       Director   March 26, 2001
---------------------------
Walter L. Sembrowich