Form 10-Q
period 2001-03-31
ST JUDE MEDICAL INC
filed 2001-05-11
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001	Commission File Number 0-8672

ST. JUDE MEDICAL, INC.
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-1276891
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

One Lillehei Plaza, St. Paul, Minnesota 55117
(Address of principal executive offices)

(651) 483-2000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.

YES     X      NO

The number of shares of common stock, par value $.10 per share, outstanding on April 27, 2001 was 85,725,239.

1 of 19

PART  I      FINANCIAL INFORMATION

Item  1.       FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

Three Months Ended March 31,	2001	2000

Net sales	$326,065	$295,499
Cost of sales	107,077	101,978

Gross profit	218,988	193,521

Selling, general and administrative expense	113,621	103,299
Research and development expense	39,505	32,394
Special charge	—	26,101

Operating profit	65,862	31,727
Other income (expense)	(3,097)	(7,106)

Earnings before income taxes	62,765	24,621
Income tax expense	15,691	8,793

Net earnings	$47,074	$15,828

Net earnings per share:
Basic	$0.55	$0.19
Diluted	$0.53	$0.19
Weighted average shares outstanding:
Basic	85,537	83,779
Diluted	88,401	83,991

See notes to condensed consolidated financial statements.

2 of 19

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2001 (Unaudited)	December 31, 2000 (See Note)

ASSETS
Current assets
Cash and equivalents	$40,150	$50,439
Marketable securities	52,452	57,423
Accounts receivable, less allowances of $13,723 in 2001
and $13,831 in 2000	310,716	303,307
Inventories	227,298	222,238
Other current assets	60,837	71,235

Total current assets	691,453	704,642
Property, plant and equipment - at cost	632,266	619,392
Less accumulated depreciation	(315,955)	(302,213)

Net property, plant and equipment	316,311	317,179
Other assets
Goodwill and other intangible assets, net	429,375	430,896
Other	80,305	79,999

Total other assets	509,680	510,895

TOTAL ASSETS	$1,517,444	$1,532,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$85,269	$81,340
Income taxes payable	68,623	58,224
Accrued expenses	123,989	157,803

Total current liabilities	277,881	297,367
Long-term debt	251,150	294,500
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock	—	—
Common stock	8,568	8,534
Additional paid-in capital	69,753	55,723
Retained earnings	1,009,394	962,317
Accumulated other comprehensive income
Cumulative translation adjustment	(103,911)	(93,380)
Unrealized gain on available-for-sale securities	4,609	7,655

Total shareholders’ equity	988,413	940,849

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,517,444	$1,532,716

NOTE: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

3 of 19

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Three Months Ended March 31,	2001	2000

Operating Activities
Net earnings	$47,074	$15,828
Depreciation and amortization	22,354	22,894
Special charge	—	26,101
Net investment gain	—	(1,057)
Working capital change	(19,338)	(30,643)

Net cash provided by operating activities	50,090	33,123

Investing Activities
Purchase of property, plant and equipment	(17,433)	(8,988)
Proceeds from sale or maturity of marketable securities	—	1,332
Other	(8,073)	(8,890)

Net cash used in investing activities	(25,506)	(16,546)

Financing Activities
Proceeds from exercise of stock options	11,175	971
Borrowings under debt facilities	468,050	1,220,100
Payments under debt facilities	(511,400)	(1,200,600)
Repurchase of convertible subordinated debentures	—	(19,320)

Net cash provided by (used in) financing activities	(32,175)	1,151

Effect of currency exchange rate changes on cash	(2,698)	(219)

Net increase (decrease) in cash and equivalents	(10,289)	17,509
Cash and equivalents at beginning of period	50,439	9,655

Cash and equivalents at end of period	$40,150	$27,164

See notes to condensed consolidated financial statements.

4 of 19

ST. JUDE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

NOTE 2 – INVENTORIES

Inventories consist of the following:

	March 31, 2001	December 31, 2000

Finished goods	$127,636	$123,696
Work in process	42,455	35,640
Raw materials	57,207	62,902

	$227,298	$222,238

5 of 19

NOTE 3 – LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2001	December 31, 2000

Commercial paper borrowings	$193,900	$223,000
Uncommitted credit facility borrowings	57,250	71,500

Total long-term debt	$251,150	$294,500

The Company issues commercial paper with maturities up to 270 days. These commercial paper borrowings are fully backed by committed credit facilities.

The Company has committed revolving credit facilities of $350,000 and $150,000 that expire in March 2003 and March 2002, respectively. The Company also borrows from time to time under uncommitted, due-on-demand credit facilities with various banks.

The Company classifies all of its commercial paper and credit facility borrowings as long-term on its balance sheet as the Company has the ability to repay any short-term obligations with available cash from its existing long-term, committed credit facility. Management continually reviews the Company’s cash flow projections and may from time to time repay a portion of the Company’s borrowings.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Silzone® Litigation: The Company has been sued by patients alleging defects in the Company’s mechanical heart valves with a Silzone® coating. The Company recalled products with a Silzone® coating on January 21, 2000, and sent a Recall Notice and Advisory concerning the recall to physicians and others. Some of these cases are seeking monitoring of patients implanted with Silzone®-coated valves who allege no injury to date. Some of these cases are seeking class action status. The Company intends to vigorously defend these cases. See also Note 6 regarding the 2000 special charge for the Silzone® recall.

On April 18, 2001, the U.S. Judicial Panel on Multi-Litigation ruled that certain matters involving products with Silzone® coating should be part of M.D.L. proceedings, which will take place under the supervision of U.S. District court Judge John Tunheim in Minnesota. As a result, a number of actions involving products with Silzone® coating will be transferred to Judge Tunheim’s court in Minnesota for coordinated or consolidated pretrial proceedings.

Guidant Litigation: Guidant’s Claims Against SJM  On November 26, 1996, Guidant Corporation (a competitor of St. Jude Medical) (“Guidant”) and related parties filed a lawsuit against St. Jude Medical, Inc. (“St. Jude Medical”), Pacesetter, Inc. (“Pacesetter” — a wholly owned subsidiary of St. Jude Medical), Ventritex, Inc. (“Ventritex”) and certain members of the Telectronics Group in State Superior Court in Marion County, Indiana (the “Telectronics Action”). The lawsuit alleges, among other things, that, pursuant to an agreement entered into in 1993, certain Guidant parties granted Ventritex intellectual property licenses related to cardiac stimulation devices, and that such licenses would terminate upon the consummation of the merger of Ventritex into Pacesetter (the “Merger”). The lawsuit further alleges that, pursuant to an agreement entered into in 1994 (the “Telectronics Agreement”), certain Guidant parties granted the Telectronics Group intellectual property licenses relating to cardiac

6 of 19

stimulation devices. The lawsuit seeks declaratory and injunctive relief, among other things, to prevent and invalidate the transfer of the Teletronics Agreement to Pacesetter in connection with Pacesetter’s acquisition of Telectronics’ assets (the “Telectronics Acquisition”) and the application of license rights granted under the Telectronics Agreement to manufacture and sale by Pacesetter of Ventritex’s products following the consummation of the Merger. The court overseeing this case issued a stay of this matter in July 1998 so that the issues could be addressed in an arbitration requested by the Telectronics Group and Pacesetter.

Guidant (through subsidiaries) and related parties also filed suit against St. Jude Medical, Pacesetter and Ventritex on November 26, 1996, in the United States District Court for the Southern District of Indiana. This second lawsuit seeks (i) a declaratory judgment that Pacesetter’s manufacture, use or sale of cardiac stimulation devices of the type or similar to the type which Ventritex manufactured and sold at the time the Guidant parties filed their complaint would, upon consummation of the Merger, be unlicensed and constitute an infringement of patent rights owned by certain Guidant parties, (ii) to enjoin the manufacture, use or sale by St. Jude Medical, Pacesetter or Ventritex of cardiac stimulation devices of the type which Ventritex manufactured at the time the Guidant parties filed their complaint, and (iii) certain damages and costs. This second lawsuit was stayed by the court in July 1998 given the order to arbitrate and the stay was lifted in August 2000, as discussed below.

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

Order to Arbitrate  As a result of the state and federal lawsuits brought by Guidant and related parties, the Telectronics Group and Pacesetter filed a lawsuit in the United States District Court for the District of Minnesota seeking (i) a declaratory judgment that the Guidant parties’ claims, as reflected in the Telectronics Action, are subject to arbitration pursuant to the arbitration provisions of the Telectronics Agreement, (ii) an order that the defendants arbitrate their claims against the Telectronics Group and Pacesetter in accordance with the arbitration provisions of the Telectronics Agreement, (iii) to enjoin the defendants preliminarily and permanently from litigating their dispute with the Telectronics Group and Pacesetter in any other forum, and (iv) certain costs. After the Eighth Circuit Court of Appeals ruled on an appeal in favor of the Telectronics Group and Pacesetter in May 1998, the United States District Court for the District of Minnesota issued an order on July 8, 1998 directing the arbitration requested by the Telectronics Group and Pacesetter to proceed.

Status of Arbitration  The arbitrator selected for the arbitration initially ruled that Pacesetter and St. Jude Medical should not participate in the arbitration proceeding which would determine whether the Telectronics Agreement transferred to Pacesetter. Based on this ruling, the Telectronics Group and the Guidant parties participated in the arbitration proceeding. This

7 of 19

proceeding occurred in late April 2000, and, on July 10, 2000, the arbitrator issued a ruling that the attempted assignment and transfer of patent licenses in the Telectronics Agreement by the Telectronics Group to Pacesetter was ineffective. As a result of this decision, the Guidant parties filed papers with the U.S. District Court for the Southern District of Indiana seeking to lift the stay of the patent infringement court proceedings in that court which had been entered in June 1998. The court granted Guidant’s request to lift the stay and the matter involving Guidant’s patent infringement claims against St. Jude Medical is scheduled for trial in June 2001.

Background Concerning Patents Involved In Guidant’s Claims   In the patent infringement case in federal court in Indiana, the Guidant parties initially asserted claims against St. Jude Medical and Pacesetter involving four separate patents. Two of these patents (‘678 patent and ‘472 patent) expired May 3, 1998 (‘678) and March 7, 2001 (‘472). The other patents involved expire, according to their terms, on February 25, 2003 (‘191 patent) and December 22, 2003 (‘288 patent), respectively, although St. Jude Medical has claims in the court action which, if upheld, would cause some of the patents to expire earlier, if they apply at all. Although Guidant has requested injunctive relief and damages as part of the federal court lawsuit in Indiana, the request for an injunction would be barred for any expired patent. Guidant is seeking damages for the time period prior to expiration of the patents.

Markman Rulings  The federal district court in Indiana has issued decisions as part of the court’s Markman’s process which interpret what the claims in the patents mean. These decisions are available on the court’s website at http://www.insd.uscourts.gov.

Although Guidant asserted patent infringement claims against St. Jude Medical involving four patents when it initiated the litigation in 1996, the number of patents involving the claims Guidant is asserting against St. Jude Medical has changed over time. First, Guidant elected to withdraw its claims against St. Jude Medical involving the ‘678 patent prior to the court issuing its Markman decisions. After the Markman decisions, St. Jude Medical moved for summary judgment asking the court to rule that the ‘191 patent is invalid. However, before the court issued a ruling on this summary judgment motion, Guidant and St. Jude Medical entered into a stipulation regarding the claims in the ‘191 patent. Based on this stipulation, the court entered an order ruling that claims 1–14 in the ‘191 patent are invalid. In this order, the court also dismissed Guidant’s claims against St. Jude Medical involving the ‘191 patent with prejudice. The order also provided that Guidant may make an immediate appeal of the ‘191 patent claim construction issues, and on February 8, 2001, Guidant filed a notice of appeal concerning the court’s rulings on the ‘191 patent.

Thus, at the present time, Guidant’s claims against St. Jude Medical involving two patents (‘288 and ‘472) remain in the case set for trial. The court has ruled on some motions for summary judgment brought by the parties, and has yet to rule on others. St. Jude Medical continues to believe that the patent infringement claims asserted by Guidant in this litigation are without merit, and will continue to vigorously defend its interest in this litigation.

Other Litigation Matters: The Company is involved in various other product liability lawsuits, claims and proceedings of a nature considered normal to its business. Subject to self-insured retentions, the Company has product liability insurance sufficient to cover such claims and suits.

8 of 19

NOTE 5 – SHAREHOLDERS’ EQUITY

Capital Stock: The Company’s authorized capital consists of 25,000 shares of $1.00 per share par value preferred stock and 250,000 shares of $0.10 per share par value common stock. There were no shares of preferred stock issued or outstanding during 2000 or the first quarter of 2001. There were 85,682 and 85,336 shares of common stock outstanding at March 31, 2001 and December 31, 2000.

Share Repurchases: In 1999, the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s outstanding common stock over a three-year period. There were no share repurchases during the first quarter of 2001.

NOTE 6 – SPECIAL CHARGES

On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating a Silzone® coating on the sewing cuff fabric. The Company concluded that it will no longer utilize a Silzone® coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs ($16,636), including monitoring expenses, associated with this recall and product discontinuance. The Company has utilized $18,021 of this special charge accrual through March 31, 2001. There can be no assurance that the final costs associated with this recall, including litigation-related costs, will not exceed management’s estimates.

The Company recorded a $9,754 special charge accrual in 1999 related to the restructuring of its international operations. Substantially all accruals related to this restructuring have been utilized through March 31, 2001.

9 of 19

NOTE 7 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share:

Three Months Ended March 31,	2001	2000

Numerator:
Net earnings	$47,074	$15,828

Denominator:
Basic-weighted average shares outstanding	85,537	83,779
Effect of dilutive securities:
Employee stock options	2,826	168
Restricted shares	38	44

Diluted-weighted average shares outstanding	88,401	83,991

Basic net earnings per share	$.55	$.19

Diluted net earnings per share	$.53	$.19

Net earnings and diluted-weighted average shares outstanding for certain periods have not been adjusted for the Company’s convertible debentures or for certain employee stock options and awards since the effect of these securities would have been anti-dilutive.

NOTE 8 – COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale marketable securities, net of taxes, and foreign currency translation adjustments. Other comprehensive loss was $(13,577) and $(2,733) for the three months ended March 31, 2001 and 2000. Total comprehensive income (loss) combines reported net earnings (loss) and other comprehensive income (loss). Total comprehensive income was $33,497 and $13,095 for the three months ended March 31, 2001 and 2000.

NOTE 9 – OTHER INCOME (EXPENSE)

Other income (expense), consists of the following:

Three Months Ended March 31,	2001	2000

Interest expense, net	$(4,404)	$(7,125)
Other	1,307	19

Other income (expense)	$(3,097)	$(7,106)

10 of 19

NOTE 10 – SEGMENT INFORMATION

The Company has two reportable segments: Cardiac Rhythm Management (CRM) and Cardiac Surgery (CS). The CRM segment, which includes the results from the Company’s Cardiac Rhythm Management Division and Daig Division, develops, manufactures and distributes bradycardia pulse generator and tachycardia implantable cardioverter defibrillator systems, electrophysiology and interventional cardiology catheters and vascular closure devices. The CS segment develops, manufactures and distributes mechanical and tissue heart valves and valve repair products, and suture-free devices to facilitate coronary artery bypass graft anastomoses.

The following table presents certain financial information about the Company’s reportable segments:

	CRM	CS	All Other (1)	Total

Quarter ended March 31, 2001
External net sales	$260,420	$65,645	$—	$326,065
Operating profit (loss)	42,285	33,458	(9,881)	65,862

Quarter Ended March 31, 2000
External net sales	$225,258	$70,241	$—	$295,499
Operating profit (loss)	32,094	35,120	(35,487)	31,727

(1)	Amounts relate primarily to corporate activities and special charges. All other operating profit (loss) amount includes a special charge totaling $26,101 in 2000.

11 of 19

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (In thousands, except per share amounts)

RESULTS OF OPERATIONS

Net sales: Net sales for the first quarter of 2001 totaled $326,065, a 10.3% increase over the $295,499 reported in the first quarter of 2000. Unfavorable foreign currency effects due to a stronger U.S. dollar primarily against the major Western European currencies reduced first quarter 2001 net sales as compared with 2000 by approximately $5,700.

Cardiac rhythm management (CRM) net sales for the first quarter of 2001 were $260,420, a 15.6% increase over the $225,258 recorded in the first quarter of 2000. The increase in CRM net sales for the first quarter of 2001 was primarily due to increased bradycardia, tachycardia and Angio-Seal™ product net sales, and increased electrophysiology (EP) catheter unit sales. The increase in bradycardia net sales is attributable to the on-going rollout of the Affinity® and Integrity® pacemaker families, and includes the impact of the recent launch of the Integrity™ Micro DR. The increase in tachycardia net sales is due primarily to the first full quarter rollout in the U.S. of the Photon® DR implantable cardioverter defribrillator (ICD) system.

Cardiac surgery (CS) net sales for the first quarter of 2001 were $65,645, a 6.5% decrease from the $70,241 recorded in 2000. The decrease in CS net sales was attributable to the effects of the stronger U.S. dollar, a slight reduction in shipments to certain foreign distributors, and a slight clinical preference shift from mechanical valves to tissue valves in the U.S. market where CS holds significant mechanical valve market share and a smaller share of the tissue valve market.

Gross profit: Gross profit for the first quarter of 2001 totaled $218,988 or 67.2% of net sales, as compared with $193,521, or 65.5% of net sales, during the first quarter of 2000. The improvement in the gross profit percentage is due primarily to higher ICD unit volumes and improved CRM manufacturing efficiencies.

Selling, general and administrative (SG&A) expense: SG&A expense for the first quarter of 2001 totaled $113,621, a 10.0% increase over the $103,299 reported in the first quarter of 2000. The increase in SG&A expense in the first quarter of 2001 was primarily attributable to increased sales activities.

Research and development (R&D) expense: R&D expenses in the first quarter of 2001 totaled $39,505, 12.1% of net sales, compared with $32,394, or 11.0% of net sales, for the first quarter of 2000. The increase in R&D expenses as a percentage of net sales is primarily attributable to increased CRM activities relating primarily to ICDs and products treating emerging indications in atrial fibrillation and congestive heart failure.

Special charge: On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating a Silzone® coating on the sewing cuff fabric. The Company concluded that it will no longer utilize a Silzone® coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs ($16,636), including monitoring

12 of 19

expenses, associated with this recall and product discontinuance. The Company has utilized $18,021 of this special charge accrual through March 31, 2001. There can be no assurance that the final costs associated with this recall, including litigation-related costs, will not exceed management’s estimates.

The Company recorded a $9,754 special charge accrual in 1999 related to the restructuring of its international operations. Substantially all accruals related to this restructuring have been utilized through March 31, 2001.

Other income (expense): Net interest expense was $4,404 during the first quarter of 2001 as compared with $7,125 in 2000. The decrease in net interest expense is due to lower debt levels resulting primarily from debt repayments.

Income taxes: The Company’s effective income tax rate was 25% for the first quarters of 2001 and 2000, exclusive of the 2000 special charge which was primarily recorded in taxing jurisdictions with a low income tax rate.

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

The Company’s CS business is in a highly competitive market. The market is segmented between mechanical heart valves, tissue heart valves, and repair products. During 1999 and 2000, the U.S. market shifted slightly to tissue valve and repair products from mechanical heart valves resulting in a small overall market share loss for the Company. During the first quarter of 2001, the U.S. market mix appeared to have stabilized. Competition is anticipated to continue to place pressure on pricing and terms, and health care reform is expected to result in further hospital consolidations over time.

The Company’s CRM business is also in a highly competitive industry that has undergone consolidation. There are currently three principal suppliers, including the Company, and the Company’s two principal competitors each have substantially more assets and sales than the Company. Rapid technological change is expected to continue, requiring the Company to invest heavily in R&D and to effectively market its products.

The global medical technology market is highly competitive. Competitors have historically employed litigation to gain a competitive advantage. In addition, the Company’s products must continually improve technologically and provide improved clinical outcomes due to the competitive nature of the industry.

Group purchasing organizations (GPOs) in the U.S. continue to consolidate the purchasing for some of the Company’s customers. A few GPOs have executed contracts with the Company’s CRM market competitors, which exclude the Company. These contracts, if enforced, may adversely affect the Company’s sales of CRM products to members of these GPOs.

13 of 19

FINANCIAL CONDITION

The Company’s liquidity and cash flows remained strong through March 31, 2001. The Company’s current assets to current liabilities ratio was 2.5 to 1 at March 31, 2001 as compared with 2.4 to 1 at December 31, 2000.

Total interest bearing debt at March 31, 2001 decreased $43,350 from December 31, 2000 due to debt repayments as a result of cash generated from operations.

The Company classifies all of its credit facility and commercial paper borrowings as long-term on its balance sheet as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed credit facility. Management continually reviews the Company’s cash flow projections and may from time to time repay a portion of the Company’s borrowings.

In 1999, the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s outstanding common stock over a three-year period. There were no share repurchases during the first quarter of 2001.

Management believes that cash generated from operations and cash available under its credit facilities will be sufficient to meet the Company’s working capital and share repurchase plan needs in the near term. Should suitable investment opportunities arise, management believes that the Company’s earnings, cash flows and balance sheet will permit the Company to obtain additional debt financing or equity capital, if necessary.

CAUTIONARY STATEMENTS

In this discussion and in other written or oral statements made from time to time, we have included and may include statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Litigation Securities Reform Act of 1995. These forward-looking statements are not historical facts but instead represent our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. These statements relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements.

Various factors contained in the previous discussion and those described below may affect the Company’s operations and results. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. Risk factors include the following:

•	Administrative or legislative reforms to the U.S. Medicare and Medicaid systems or similar reforms of foreign reimbursement systems in a manner that significantly reduces reimbursement for procedures using the Company’s medical devices or denies coverage for such procedures.

14 of 19

•	Acquisition of key patents by competitors that have the affect of excluding the Company from new market segments.

•	Economic factors, including inflation, changes in interest rates and changes in foreign currency exchange rates.

•	Product introductions by competitors which have advanced technology, better features or lower pricing.

•	Price increases by suppliers of key components, some of which are sole-sourced.

•	A reduction in the number of procedures using the Company’s devices caused by cost containment pressures or preferences for alternate therapies.

•	Safety, performance or efficacy concerns about the Company’s marketed products, many of which are expected to be implanted for many years, leading to recalls and advisories with the attendant expenses and declining sales.

•	Changes in laws, regulations or administrative practices affecting government regulation of the Company’s products, such as FDA laws and regulations, that increase pre-approval testing requirements for products or impose additional burdens on the manufacture and sale of medical devices.

•	Difficulties obtaining, or the inability to obtain, appropriate levels of product liability insurance.

•	A serious earthquake affecting the Company’s facilities in Sunnyvale or Sylmar, California.

•	Health care industry consolidation leading to demands for price concessions or the exclusion of some suppliers from significant market segments.

•	Adverse developments in litigation including product liability litigation and patent litigation or other intellectual property litigation including that arising from the Telectronics and Ventritex acquisitions.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes from December 31, 2000 in the Company’s market risk.

        For further information on market risk, refer to Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

15 of 19

PART  II      OTHER INFORMATION

Item  1.         LEGAL PROCEEDINGS

Guidant Litigation:

        Guidant’s Claims Against SJM   On November 26, 1996, Guidant Corporation (a competitor of St. Jude Medical) (“Guidant”) and related parties filed a lawsuit against St. Jude Medical, Inc. (“St. Jude Medical”), Pacesetter, Inc. (“Pacesetter” — a wholly owned subsidiary of St. Jude Medical), Ventritex, Inc. (“Ventritex”) and certain members of the Telectronics Group in State Superior Court in Marion County, Indiana (the “Telectronics Action”). The lawsuit alleges, among other things, that, pursuant to an agreement entered into in 1993, certain Guidant parties granted Ventritex intellectual property licenses related to cardiac stimulation devices, and that such licenses would terminate upon the consummation of the merger of Ventritex into Pacesetter (the “Merger”). The lawsuit further alleges that, pursuant to an agreement entered into in 1994 (the “Telectronics Agreement”), certain Guidant parties granted the Telectronics Group intellectual property licenses relating to cardiac stimulation devices. The lawsuit seeks declaratory and injunctive relief, among other things, to prevent and invalidate the transfer of the Teletronics Agreement to Pacesetter in connection with Pacesetter’s acquisition of Telectronics’assets (the “Telectronics Acquisition”) and the application of license rights granted under the Telectronics Agreement to manufacture and sale by Pacesetter of Ventritex’s products following the consummation of the Merger. The court overseeing this case issued a stay of this matter in July 1998 so that the issues could be addressed in an arbitration requested by the Telectronics Group and Pacesetter.

        Guidant (through subsidiaries) and related parties also filed suit against St. Jude Medical, Pacesetter and Ventritex on November 26, 1996, in the United States District Court for the Southern District of Indiana. This second lawsuit seeks (i) a declaratory judgment that Pacesetter’s manufacture, use or sale of cardiac stimulation devices of the type or similar to the type which Ventritex manufactured and sold at the time the Guidant parties filed their complaint would, upon consummation of the Merger, be unlicensed and constitute an infringement of patent rights owned by certain Guidant parties, (ii) to enjoin the manufacture, use or sale by St. Jude Medical, Pacesetter or Ventritex of cardiac stimulation devices of the type which Ventritex manufactured at the time the Guidant parties filed their complaint, and (iii) certain damages and costs. This second lawsuit was stayed by the court in July 1998 given the order to arbitrate and the stay was lifted in August 2000, as discussed below.

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

        Order to Arbitrate   As a result of the state and federal lawsuits brought by Guidant and related parties, the Telectronics Group and Pacesetter filed a lawsuit in the United States District Court for the District of Minnesota seeking (i) a declaratory judgment that the Guidant parties’claims, as reflected in the Telectronics Action, are subject to arbitration pursuant to the arbitration provisions of the Telectronics Agreement, (ii) an order that the defendants arbitrate

16 of 19

their claims against the Telectronics Group and Pacesetter in accordance with the arbitration provisions of the Telectronics Agreement, (iii) to enjoin the defendants preliminarily and permanently from litigating their dispute with the Telectronics Group and Pacesetter in any other forum, and (iv) certain costs. After the Eighth Circuit Court of Appeals ruled on an appeal in favor of the Telectronics Group and Pacesetter in May 1998, the United States District Court for the District of Minnesota issued an order on July 8, 1998 directing the arbitration requested by the Telectronics Group and Pacesetter to proceed.

        Status of Arbitration   The arbitrator selected for the arbitration initially ruled that Pacesetter and St. Jude Medical should not participate in the arbitration proceeding which would determine whether the Telectronics Agreement transferred to Pacesetter. Based on this ruling, the Telectronics Group and the Guidant parties participated in the arbitration proceeding. This proceeding occurred in late April 2000, and, on July 10, 2000, the arbitrator issued a ruling that the attempted assignment and transfer of patent licenses in the Telectronics Agreement by the Telectronics Group to Pacesetter was ineffective. As a result of this decision, the Guidant parties filed papers with the U.S. District Court for the Southern District of Indiana seeking to lift the stay of the patent infringement court proceedings in that court which had been entered in June 1998. The court granted Guidant’s request to lift the stay and the matter involving Guidant’s patent infringement claims against St. Jude Medical is scheduled for trial in June 2001.

        Background Concerning Patents Involved in Guidant’s Claims   In the patent infringement case in federal court in Indiana, the Guidant parties initially asserted claims against St. Jude Medical and Pacesetter involving four separate patents. Two of these patents (‘678 patent and ‘472 patent) expired May 3, 1998 (‘678) and March 7, 2001 (‘472). The other patents involved expire, according to their terms, on February 25, 2003 (‘191 patent) and December 22, 2003 (‘288 patent), respectively, although St. Jude Medical has claims in the court action which, if upheld, would cause some of the patents to expire earlier, if they apply at all. Although Guidant has requested injunctive relief and damages as part of the federal court lawsuit in Indiana, the request for an injunction would be barred for any expired patent. Guidant is seeking damages for the time period prior to expiration of the patents.

        Markman Rulings   The federal district court in Indiana has issued decisions as part of the court’s Markman’s process which interpret what the claims in the patents mean. These decisions are available on the court’s website at http://www.insd.uscourts.gov.

        Although Guidant asserted patent infringement claims against St. Jude Medical involving four patents when it initiated the litigation in 1996, the number of patents involving the claims Guidant is asserting against St. Jude Medical has changed over time. First, Guidant elected to withdraw its claims against St. Jude Medical involving the ‘678 patent prior to the court issuing its Markman decisions. After the Markman decisions, St. Jude Medical moved for summary judgment asking the court to rule that the ‘191 patent is invalid. However, before the court issued a ruling on this summary judgment motion, Guidant and St. Jude Medical entered into a stipulation regarding the claims in the ‘191 patent. Based on this stipulation, the court entered an order ruling that claims 1-14 in the ‘191 patent are invalid. In this order, the court also dismissed Guidant’s claims against St. Jude Medical involving the ‘191 patent with prejudice. The order also provided that Guidant may make an immediate appeal of the ‘191 patent claim construction issues, and on February 8, 2001, Guidant filed a notice of appeal concerning the court’s rulings on the ‘191 patent.

17 of 19

        Thus, at the present time, Guidant’s claims against St. Jude Medical involving two patents (‘288 and ‘472) remain in the case set for trial. The court has ruled on some motions for summary judgment brought by the parties, and has yet to rule on others. St. Jude Medical continues to believe that the patent infringement claims asserted by Guidant in this litigation are without merit, and will continue to vigorously defend its interest in this litigation.

Silzone® Litigation:

        The Company has been sued by patients alleging defects in the Company’s mechanical heart valves with a Silzone® coating. The Company recalled products with a Silzone® coating on January 21, 2000 (see Note 6), and sent a Recall Notice and Advisory concerning the recall to physicians and others. Some of these cases are seeking monitoring of patients implanted with Silzone®-coated valves who allege no injury to date. Some of these cases are seeking class action status. The Company intends to vigorously defend these cases.

        On April 18, 2001, the U.S. Judicial Panel on Multi-Litigation ruled that certain matters involving products with Silzone® coating should be part of M.D.L. proceedings, which will take place under the supervision of U.S. District court Judge John Tunheim in Minnesota. As a result, a number of actions involving products with Silzone® coating will be transferred to Judge Tunheim’s court in Minnesota for coordinated or consolidated pretrial proceedings.

Other Litigation and Proceedings

        The Company is unaware of any other pending legal proceedings which it regards as likely to have a material adverse effect on its business.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

(b)	A Form 8-K was filed on February 7, 2001, announcing an order that was issued by the U.S. District Court in Indiana granting Partial Final Judgment with respect to one of the patents which is the subject of litigation between Guidant and St. Jude Medical.

18 of 19

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

May 11, 2001	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER
Vice President - Finance
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

19 of 19