Form 10-Q
period 2001-06-30
ST JUDE MEDICAL INC
filed 2001-08-10
CIK 203077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2001                    Commission File Number 0-8672
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

YES _X_  NO ___

The number of shares of common stock, par value $.10 per share, outstanding on July 27, 2001 was 86,545,526.

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                             ST. JUDE MEDICAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                      2001            2000            2001            2000
-----------------------------------------------------------------------------------------------------------
Net sales                                       $  336,062      $  300,939      $  662,127      $  596,438
Cost of sales                                      110,223          98,576         217,300         200,554
-----------------------------------------------------------------------------------------------------------
     Gross profit                                  225,839         202,363         444,827         395,884
Selling, general and administrative expense        117,080         107,766         230,701         211,065
Research and development expense                    41,126          34,896          80,631          67,290
Purchased in-process research and
   development charges                               5,000           5,000           5,000           5,000
Special charge                                          --              --              --          26,101
-----------------------------------------------------------------------------------------------------------
     Operating profit                               62,633          54,701         128,495          86,428
Other income (expense)                              (2,540)         (7,543)         (5,637)        (14,649)
-----------------------------------------------------------------------------------------------------------
     Earnings before income taxes                   60,093          47,158         122,858          71,779
Income tax expense                                  16,274          13,039          31,965          21,832
-----------------------------------------------------------------------------------------------------------
Net earnings                                    $   43,819      $   34,119      $   90,893      $   49,947
===========================================================================================================

===========================================================================================================
Net earnings per share:
     Basic                                      $     0.51      $     0.41      $     1.06      $     0.60
     Diluted                                    $     0.49      $     0.40      $     1.03      $     0.59

Weighted average shares outstanding:
     Basic                                          85,786          83,862          85,662          83,819
     Diluted                                        88,803          84,925          88,602          84,381
===========================================================================================================

See notes to condensed consolidated financial statements.

                             ST. JUDE MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              JUNE 30, 2001        DECEMBER 31,
                                                                (UNAUDITED)     2000 (SEE NOTE)
------------------------------------------------------------------------------------------------
ASSETS
Current assets
     Cash and equivalents                                    $       69,265      $       50,439
     Marketable securities                                           54,077              57,423
     Accounts receivable, less allowances of $16,377
         in 2001 and $13,831 in 2000                                316,995             303,307
     Inventories                                                    234,663             222,238
     Other current assets                                            70,491              71,235
------------------------------------------------------------------------------------------------
       Total current assets                                         745,491             704,642

Property, plant and equipment                                       648,844             619,392
Less accumulated depreciation                                      (330,287)           (302,213)
------------------------------------------------------------------------------------------------
       Net property, plant and equipment                            318,557             317,179

Other assets
     Goodwill and other intangible assets, net                      429,849             430,896
     Other                                                           76,474              79,999
------------------------------------------------------------------------------------------------
       Total other assets                                           506,323             510,895
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                 $    1,570,371      $    1,532,716
================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                        $       90,742      $       81,340
     Accrued expenses                                               152,882             157,803
     Income taxes payable                                            69,083              58,224
------------------------------------------------------------------------------------------------
       Total current liabilities                                    312,707             297,367

Long-term debt                                                      229,400             294,500

Commitments and contingencies                                            --                  --

Shareholders' equity
     Preferred stock                                                     --                  --
     Common stock                                                     8,596               8,534
     Additional paid-in capital                                      81,785              55,723
     Retained earnings                                            1,053,212             962,317
     Accumulated other comprehensive income:
        Cumulative translation adjustment                          (119,402)            (93,380)
        Unrealized gain on available-for-sale securities              4,073               7,655
------------------------------------------------------------------------------------------------
       Total shareholders' equity                                 1,028,264             940,849
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $    1,570,371      $    1,532,716
================================================================================================

NOTE: THE BALANCE SHEET AT DECEMBER 31, 2000 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE. SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ST. JUDE MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                        2001              2000
-----------------------------------------------------------------------------------------------
Operating Activities
    Net earnings                                                $     90,893      $     49,947
    Depreciation and amortization                                     43,902            46,667
    Purchased in-process research and development charges              5,000             5,000
    Special charge                                                        --            26,101
    Net investment gain                                                   --            (1,696)
    Working capital change and other                                 (14,622)          (67,895)
-----------------------------------------------------------------------------------------------
      Net cash provided by operating activities                      125,173            58,124

Investing Activities
    Purchase of property, plant and equipment                        (35,899)          (18,475)
    Proceeds from sale or maturity of marketable securities               --             2,300
    Other                                                            (20,785)           (8,165)
-----------------------------------------------------------------------------------------------
      Net cash used in investing activities                          (56,684)          (24,340)

Financing Activities
    Proceeds from exercise of stock options                           20,787             9,377
    Borrowings under debt facilities                               1,183,000         2,593,900
    Payments under debt facilities                                (1,248,100)       (2,616,100)
    Repurchase of convertible subordinated debentures                     --           (19,320)
-----------------------------------------------------------------------------------------------
      Net cash used in financing activities                          (44,313)          (32,143)

Effect of currency exchange rate changes on cash                      (5,350)             (356)
-----------------------------------------------------------------------------------------------
      Net increase in cash and equivalents                            18,826             1,285
Cash and equivalents at beginning of period                           50,439             9,655
-----------------------------------------------------------------------------------------------
Cash and equivalents at end of period                           $     69,265      $     10,940
===============================================================================================

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


NOTE 2 - INVENTORIES

Inventories consist of the following:

                                               JUNE 30,     DECEMBER 31,
                                                   2001             2000
-------------------------------------------------------------------------
Finished goods                                $ 129,346        $ 123,696
Work in process                                  44,149           35,640
Raw materials                                    61,168           62,902
-------------------------------------------------------------------------
                                              $ 234,663        $ 222,238
=========================================================================


NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                               JUNE 30,     DECEMBER 31,
                                                   2001             2000
-------------------------------------------------------------------------
Commercial paper borrowings                   $ 229,400        $ 223,000
Uncommitted credit facility borrowings               --           71,500
-------------------------------------------------------------------------
Total long-term debt                          $ 229,400        $ 294,500
=========================================================================

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


NOTE 4 - COMMITMENTS AND CONTINGENCIES

SILZONE(R) LITIGATION: The Company has been sued by patients alleging defects in the Company's mechanical heart valves with Silzone(R) coating. The Company recalled products with Silzone(R) coating on January 21, 2000, and sent a Recall Notice and Advisory concerning the recall to physicians and others. Some of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves who allege no injury to date. Some of these cases are seeking class action status. The Company intends to vigorously defend these cases. See also
Note 6 regarding the 2000 special charge for the Silzone(R) recall.

On April 18, 2001, the U.S. Judicial Panel on Multi-Litigation ruled that certain lawsuits filed in U.S. federal district court involving products with Silzone(R) coating should be part of M.D.L. proceedings, which will take place under the supervision of U.S. District court Judge John Tunheim in Minnesota. As a result, a number of actions involving products with Silzone(R) coating are being transferred to Judge Tunheim's court in Minnesota for coordinated or consolidated pretrial proceedings.

While it is not possible to predict the outcome of these cases, the Company believes that it has adequate product liability insurance to cover the costs associated with them. The Company believes that any costs not covered by product liability insurance will not have a material adverse impact on the Company's financial position or liquidity, but may be material to the consolidated results of operations of any one period.

GUIDANT LITIGATION: On November 26, 1996, Guidant Corporation (a competitor of St. Jude Medical) ("Guidant") and related parties filed two lawsuits against St. Jude Medical, Inc. and certain affiliates ("St. Jude Medical"). The first lawsuit, filed in State Superior Court in Marion County, Indiana, alleged, among other things, that the license agreement between CPI (Guidant) and members of the Telectronics Group did not pass to St. Jude Medical upon St. Jude Medical's acquisition of substantially all the assets of the Telectronics cardiac stimulation device business. This lawsuit was stayed by the court in 1998 pending a ruling on the transferability of the CPI/Telectronics license by an arbitrator, as required by the license agreement.

On July 10, 2000, the arbitrator ruled that the CPI/Telectronics license agreement did not transfer to St. Jude Medical in connection with St. Jude Medical's acquisition of the Telectronics cardiac stimulation device business. Pursuant to an earlier ruling by the arbitrator, St. Jude Medical was not allowed to participate in the arbitration proceeding.

The second case Guidant initiated against St. Jude Medical in November 1996 was filed in the United States District Court for the Southern District of Indiana. In this lawsuit, Guidant originally alleged infringement by St. Jude Medical of four patents. Guidant later dismissed its claims on one patent

(the '678 patent). In addition, in response to a stipulation by the parties, the court ruled that a second patent (the '191 patent) was invalid. Guidant has appealed the ruling of invalidity concerning the '191 patent.

The judge in the U.S. District court action issued a pre-trial ruling in May 2001 which determined that the CPI/Telectronics license did not transfer to St. Jude Medical. Based on the ruling of the arbitrator and the judge in the federal court case, the Indiana State court action discussed above has no further significance.

A jury trial involving the two remaining patents asserted by Guidant (the '288 and '472 patents) commenced in June 2001. The jury issued its verdict on July 3, 2001, finding that both the '472 and '288 patents were valid and that St. Jude Medical did not infringe the '288 patent. The jury also found that St. Jude did infringe the '472 patent, which expired on March 4, 2001, but that the infringement was not willful. The jury awarded damages of $140 million to Guidant.

The jury's verdict in this case has not yet been entered as a judgment by the judge overseeing the trial pending any post-trial motions filed by St. Jude Medical or Guidant. St. Jude is filing various post-trial motions which would effectively eliminate any damage award on the '472 patent if these motions were ruled upon favorably by the trial judge. The Company will also file alternative post-trial motions seeking to reduce the damage amount. Rulings on the post trial motions filed by the parties are expected in the fourth quarter of 2001. Under these circumstances, the Company is unable to determine the amount of a loss, if any, and consequently has not recorded any liability for this lawsuit in its financial statements.

Since the date of St. Jude Medical's acquisition of Ventritex in May 1997 and the inception of the Company's sales of implantable cardioverter defibrillator
(ICD) products, St. Jude has accrued a 3% royalty on its ICD sales under a license it believed it had acquired as part of its purchase of the Telectronics cardiac stimulation device business. As a result of the jury's verdict that St. Jude's ICD products do not infringe Guidant's '288 patent, future royalty accruals are no longer necessary. The historical accruals under this license, which total approximately $15 million, will remain on the Company's balance sheet pending future developments in this case.

OTHER LITIGATION MATTERS: The Company is involved in various other product liability lawsuits, claims and proceedings of a nature considered normal to its business. Subject to self-insured retentions, the Company believes it has product liability insurance sufficient to cover such claims and suits.


NOTE 5 - SHAREHOLDERS' EQUITY

CAPITAL STOCK: The Company's authorized capital consists of 25,000 shares of $1.00 per share par value preferred stock and 250,000 shares of $0.10 per share par value common stock. There were no shares of preferred stock issued or outstanding during 2000 or 2001. There were 85,965 and 85,336 shares of common stock outstanding at June 30, 2001 and December 31, 2000.

SHARE REPURCHASES: In 1999, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company's outstanding common stock over a three-year period at the discretion of the Company's management. Since the authorization in 1999, the Company has repurchased 978 shares of its common stock for $29,826.


NOTE 6 - SPECIAL CHARGES

On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating a Silzone(R) coating on the sewing cuff fabric. The Company concluded that it will no longer utilize a Silzone(R) coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs ($16,636), including monitoring expenses, associated with this recall and product discontinuance. The Company has utilized $18,372 of this special charge accrual through June 30, 2001. There can be no assurance that the final costs associated with this recall, including litigation-related costs, will not exceed management's estimates.

In July 2001, the Company announced a restructuring of its U.S. and international sales organizations and a streamlining of its heart valve operations. As a result of these activities, the Company anticipates recording a pre-tax special charge of approximately $12,000 to $16,000 in the third quarter of 2001.


NOTE 7 - PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES

The Company recorded purchased in-process research and development charges totaling $5,000 during each of the second quarters of 2001 and 2000 relating to performance-based milestone payments associated with the 1999 acquisition of Vascular Science, Inc. (VSI). See Note 2 of the "Notes to Consolidated Financial Statements" in the Company's 2000 Annual Report on Form 10-K for additional discussion on the VSI acquisition and related accounting.


NOTE 8 - NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share:

                                                           THREE MONTHS               SIX MONTHS
                                                          ENDED JUNE 30,            ENDED JUNE 30,
                                                          2001          2000          2001       2000
------------------------------------------------------------------------------------------------------
Numerator:
     Net earnings                                   $   43,819    $   34,119    $   90,893    $49,947

Denominator:
     Basic-weighted average shares outstanding          85,786        83,862        85,662     83,819
     Effect of dilutive securities:
          Employee stock options                         2,977         1,018         2,901        517
          Restricted shares                                 40            45            39         45
------------------------------------------------------------------------------------------------------
     Diluted-weighted average shares outstanding        88,803        84,925        88,602     84,381
======================================================================================================
Basic net earnings per share                        $      .51    $      .41    $     1.06    $   .60
======================================================================================================
Diluted net earnings per share                      $      .49    $      .40    $     1.03    $   .59
======================================================================================================

Net earnings and diluted-weighted average shares outstanding for 2000 have not been adjusted for the Company's convertible debentures or for certain employee stock options and awards since the effect of those securities would have been anti-dilutive.


NOTE 9 - COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale marketable securities, net of taxes, and foreign currency translation adjustments. Other comprehensive loss was $(16,027) and $(9,411) for the three months ended June 30, 2001 and 2000, and $(29,604) and $(12,144) for the first six months of 2001 and 2000. Total comprehensive income (loss) combines reported net earnings and other comprehensive income (loss). Total comprehensive income was $27,792 and $24,708 for the three months ended June 30, 2001 and 2000, and $61,289 and $37,803 for the first six months of 2001 and 2000.


NOTE 10 - OTHER INCOME (EXPENSE)

Other income (expense) consists of the following:

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                    2001           2000           2001           2000
------------------------------------------------------------------------------------------------------
Interest expense, net                         $   (2,778)    $   (7,230)    $   (7,182)    $  (14,355)
Other                                                238           (313)         1,545           (294)
------------------------------------------------------------------------------------------------------
Other income (expense)                        $   (2,540)    $   (7,543)    $   (5,637)    $  (14,649)
------------------------------------------------------------------------------------------------------

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

The following table presents certain financial information about the Company's reportable segments:

                                                      CRM            CS      ALL OTHER (a)     TOTAL
--------------------------------------------------------------------------------------------------------
 Quarter ended June 30, 2001
    External net sales                            $  272,213    $   63,849    $       --     $  336,062
    Operating profit (loss) (b)                       48,005        28,724       (14,096)        62,633

 QUARTER ENDED JUNE 30, 2000
    External net sales                               234,288        66,651            --        300,939
    Operating profit (loss) (b)                       32,988        33,679       (11,966)        54,701

 SIX MONTHS ENDED JUNE 30, 2001
    External net sales                               532,633       129,494            --        662,127
    Operating profit (loss) (b)                       90,290        62,182       (23,977)       128,495

 SIX MONTHS ENDED JUNE 30, 2000
    External net sales                               459,546       136,892            --        596,438
    Operating profit (loss) (b)                       65,082        68,799       (47,453)        86,428
========================================================================================================

(a) AMOUNTS RELATE PRIMARILY TO CORPORATE ACTIVITIES, PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES AND SPECIAL CHARGES.

(b) ALL OTHER OPERATING PROFIT (LOSS) AMOUNTS INCLUDE PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES OF $5,000 IN EACH OF THE SECOND QUARTERS OF 2001 AND 2000, AND SPECIAL CHARGES TOTALING $26,101 IN THE FIRST QUARTER OF 2000.


NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). These Statements change the accounting for business combinations, goodwill, and intangible assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement of 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized through December 31, 2001 for all calendar year companies. After December 31, 2001, such goodwill and indefinite lived intangible assets will cease being amortized. Management is reviewing the impact of these two statements on the Company's financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS

NET SALES: Net sales for the second quarter of 2001 totaled $336,062, an 11.7% increase over the $300,939 reported in the second quarter of 2000. For the first six months of 2001, net sales totaled $662,127, an 11.0% increase over the $596,438 reported in the first half of 2000. Unfavorable foreign currency effects due to a stronger U.S. dollar primarily against the major Western European currencies reduced 2001 net sales as compared with 2000 by approximately $5,900 for the second quarter and $11,600 for the first six months.

Cardiac rhythm management (CRM) net sales for the second quarter of 2001 were $272,213, a 16.2% increase over the $234,288 recorded in the second quarter of 2000. CRM net sales for the first six months of 2001 were $532,633, a 15.9% increase over the $459,546 recorded in 2000. The increase in CRM net sales for the second quarter and first six months of 2001 was primarily attributable to increased bradycardia, tachycardia, Angio-Seal(TM), and electrophysiology (EP) catheter unit sales, offset in part by negative foreign currency effects.

Cardiac surgery (CS) net sales for the second quarter of 2001 were $63,849, a 4.2% decrease from the $66,651 recorded in 2000. CS net sales for the first six months of 2001 were $129,494 compared with $136,892 recorded in 2000. The decrease in CS net sales in 2001 was attributable to the effects of the stronger U.S. dollar, a slight increase in the export sales mix where average selling prices are lower than in the U.S., and a slight clinical preference shift from mechanical valves to tissue valves in the U.S. market where CS holds significant mechanical valve market share and a smaller share of the tissue valve market.

GROSS PROFIT: Gross profit for the second quarter of 2001 totaled $225,839 or 67.2% of net sales, as compared with $202,363, or 67.2% of net sales, during the second quarter of 2000. For the first six months of 2001 and 2000, gross profit was $444,827, or 67.2% of net sales, and $395,884, or 66.4% of net sales. The improvement in the gross profit percentage in the first six months of 2001 is due primarily to higher CRM unit volumes and improved CRM manufacturing efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE: SG&A expense for the second quarter of 2001 totaled $117,080, an 8.6% increase over the $107,766 reported in the second quarter of 2000. For the first six months of 2001, SG&A expense totaled $230,701, a 9.3% increase over the $211,065 recorded in 2000. The increase in SG&A expense in the second quarter and first six months of 2001 was primarily attributable to increased sales activities.

RESEARCH AND DEVELOPMENT (R&D) EXPENSE: R&D expense in the second quarter of 2001 totaled $41,126, or 12.2% of net sales, compared with $34,896, or 11.6 % of net sales, for the second quarter of 2000. For the first six months of 2001, R&D expense totaled $80,631 or 12.2% of net sales, compared with $67,290, or 11.3% of net sales, for the first six months of 2000. The increase in R&D expenses and as a percentage of net sales was primarily attributable to increased CRM activities relating primarily to ICDs and products treating emerging indications in atrial fibrillation and congestive heart failure.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES: The Company recorded purchased in-process research and development charges totaling $5,000 during each of the second quarters of 2001 and 2000 relating to performance-based milestone payments associated with the 1999 acquisition of Vascular Science, Inc. (VSI). The Company anticipates additional in-process research and development charges in 2002 or later related to the VSI acquisition as additional milestones are achieved. See "Purchased in-process research and development charges" in the Company's 2000 Annual Report on Form 10-K for additional discussion on the VSI acquisition and related accounting.

SPECIAL CHARGES: On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating a Silzone(R) coating on the sewing cuff fabric. The Company concluded that it would no longer utilize a Silzone(R) coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs ($16,636), including monitoring expenses, associated with this recall and product discontinuance. The Company has utilized $18,372 of this special charge accrual through June 30, 2001. There can be no assurance that the final costs associated with this recall, including litigation-related costs, will not exceed management's estimates.

In July 2001, the Company announced a restructuring of its U.S. and international sales organizations and a streamlining of its heart valve operations. As a result of these activities, the Company anticipates recording a pre-tax special charge of approximately $12,000 to $16,000 in the third quarter of 2001.

OTHER INCOME (EXPENSE): Net interest expense was $2,778 during the second quarter of 2001, as compared with $7,230 in 2000. Net interest expense was $7,182 for the first six months of 2001, compared with $14,355 for 2000. The decrease in net interest expense is due to lower debt levels resulting from debt repayments and lower interest rates in 2001 as compared with 2000.

INCOME TAXES: The Company's effective income tax rate was 25% for the second quarters and first six months of 2001 and 2000, exclusive of the 2000 special charge and the 2001 and 2000 purchased in-process research and development charges. The special charge and purchased in-process research and development charges were recorded in taxing jurisdictions with low income tax rates or were not deductible for tax purposes.

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

The Company's CS business is in a highly competitive market. The market is segmented between mechanical heart valves, tissue heart valves, and repair products. Since 1999, the U.S. market has shifted slightly to tissue valve and repair products from mechanical heart valves, resulting in a small overall CS market share loss for the Company. Competition is anticipated to continue to place pressure on pricing and terms.

The Company's CRM business is also in a highly competitive industry that has undergone consolidation. There are currently three principal suppliers, including the Company, and the Company's two principal competitors each have substantially more assets and sales than the Company. Rapid technological change is expected to continue, requiring the Company to invest heavily in R&D and to effectively market its products.

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


FINANCIAL CONDITION

The Company's liquidity and cash flows remained strong in 2001. Cash provided by operating activities was $125,173 for the six months ended June 30, 2001, a $67,049 increase over the same period one year ago reflecting increased earnings and improved working capital management. The Company's current assets to current liabilities ratio was 2.4 to 1 at June 30, 2001 and December 31, 2000.

Total interest bearing debt at June 30, 2001 decreased $65,100 from December 31, 2000 due to debt repayments as a result of cash generated from operations.

The Company classifies all of its credit facility and commercial paper borrowings as long-term on its balance sheet as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed credit facility. Management continually reviews the Company's cash flow projections and may from time to time repay a portion of the Company's borrowings.

In 1999, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company's outstanding common stock over a three-year period at the discretion of the Company's management. Since the authorization in 1999, the Company has repurchased 978 shares of its common stock for $29,826.

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


CAUTIONARY STATEMENTS

In this discussion and in other written or oral statements made from time to time, we have included and may include statements that may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the Private Litigation Securities Reform Act of 1995. These forward-looking statements are not historical facts but instead represent our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. These statements relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements.

Various factors contained in the previous discussion and those described below may affect the Company's operations and results. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. Risk factors include the following:

     * Administrative or legislative reforms to the U.S. Medicare and Medicaid systems or similar reforms of foreign reimbursement systems in a manner that significantly reduces reimbursement for procedures using the Company's medical devices or denies coverage for such procedures.

     * Acquisition of key patents by competitors that have the affect of excluding the Company from new market segments.

     * Economic factors, including inflation, changes in interest rates and changes in foreign currency exchange rates.

     * Product introductions by competitors which have advanced technology, better features or lower pricing.

     * Price increases by suppliers of key components, some of which are sole-sourced.

     * A reduction in the number of procedures using the Company's devices caused by cost containment pressures or preferences for alternate therapies.

     * Safety, performance or efficacy concerns about the Company's marketed products, many of which are expected to be implanted for many years, leading to recalls and advisories with the attendant expenses and declining sales.

     * Changes in laws, regulations or administrative practices affecting government regulation of the Company's products, such as FDA laws and regulations, that increase pre-approval testing requirements for products or impose additional burdens on the manufacture and sale of medical devices.

     * Difficulties obtaining, or the inability to obtain, appropriate levels of product liability insurance.

     * A serious earthquake affecting the Company's facilities in Sunnyvale or Sylmar, California.

     * Health care industry consolidation leading to demands for price concessions or the exclusion of some suppliers from significant market segments.

     * Adverse developments in litigation including product liability litigation and patent litigation or other intellectual property litigation including that arising from the Telectronics and Ventritex acquisitions.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK

         There have been no material changes from December 31, 2000 in the Company's market risk.

         For further information on market risk, refer to Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II   OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

SILZONE(R) LITIGATION:
         The Company has been sued by patients alleging defects in the Company's mechanical heart valves with Silzone(R) coating. The Company recalled products with Silzone(R) coating on January 21, 2000 (see Note 6), and sent a Recall Notice and Advisory concerning the recall to physicians and others. Some of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves who allege no injury to date. Some of these cases are seeking class action status. The Company intends to vigorously defend these cases.

         On April 18, 2001, the U.S. Judicial Panel on Multi-Litigation ruled that certain lawsuits filed in U.S. federal district court involving products with Silzone(R) coating should be part of M.D.L. proceedings, which will take place under the supervision of U.S. District court Judge John Tunheim in Minnesota. As a result, a number of actions involving products with Silzone(R) coating are being transferred to Judge Tunheim's court in Minnesota for coordinated or consolidated pretrial proceedings.

         While it is not possible to predict the outcome of these cases, the Company believes that it has adequate product liability insurance to cover the costs associated with them. The Company believes that any costs not covered by product liability insurance will not have a material adverse impact on the Company's financial position or liquidity, but may be material to the consolidated results of operations of any one period.

GUIDANT LITIGATION:
         On November 26, 1996, Guidant Corporation (a competitor of St. Jude Medical) ("Guidant") and related parties filed two lawsuits against St. Jude Medical, Inc. and certain affiliates ("St. Jude Medical"). The first lawsuit, filed in State Superior Court in Marion County, Indiana, alleged, among other things, that the license agreement between CPI (Guidant) and members of the Telectronics Group did not pass to St. Jude Medical upon St. Jude Medical's acquisition of substantially all the assets of the Telectronics cardiac stimulation device business. This lawsuit was stayed by the court in 1998 pending a ruling on the transferability of the CPI/Telectronics license by an arbitrator, as required by the license agreement.

         On July 10, 2000, the arbitrator ruled that the CPI/Telectronics license agreement did not transfer to St. Jude Medical in connection with St. Jude Medical's acquisition of the Telectronics cardiac stimulation device business. Pursuant to an earlier ruling by the arbitrator, St. Jude Medical was not allowed to participate in the arbitration proceeding.

         The second case Guidant initiated against St. Jude Medical in November 1996 was filed in the United States District Court for the Southern District of Indiana. In this lawsuit, Guidant originally alleged infringement by St. Jude Medical of four patents. Guidant later dismissed its claims on one patent (the '678 patent). In addition, in response to a stipulation by the parties, the court ruled that a second patent (the '191 patent) was invalid. Guidant has appealed the ruling of invalidity concerning the '191 patent.

         The judge in the U.S. District court action issued a pre-trial ruling in May 2001 which determined that the CPI/Telectronics license did not transfer to St. Jude Medical. Based on the ruling of the arbitrator and the judge in the federal court case, the Indiana State court action discussed above has no further significance.

         A jury trial involving the two remaining patents asserted by Guidant (the '288 and '472 patents) commenced in June 2001. The jury issued its verdict on July 3, 2001, finding that both the '472 and '288 patents were valid and that St. Jude Medical did not infringe the '288 patent. The jury also found that St. Jude did infringe the '472 patent, which expired on March 4, 2001, but that the infringement was not willful. The jury awarded damages of $140 million to Guidant.

         The jury's verdict in this case has not yet been entered as a judgment by the judge overseeing the trial pending any post-trial motions filed by St. Jude Medical or Guidant. St. Jude is filing various post-trial motions which would effectively eliminate any damage award on the '472 patent if these motions were ruled upon favorably by the trial judge. The Company will also file alternative post-trial motions seeking to reduce the damage amount. Rulings on the post trial motions filed by the parties are expected in the fourth quarter of 2001. Under these circumstances, the Company is unable to determine the amount of a loss, if any, and consequently has not recorded any liability for this lawsuit in its financial statements.

         Since the date of St. Jude Medical's acquisition of Ventritex in May 1997 and the inception of the Company's sales of implantable cardioverter defibrillator (ICD) products, St. Jude has accrued a 3% royalty on its ICD sales under a license it believed it had acquired as part of its purchase of the Telectronics cardiac stimulation device business. As a result of the jury's verdict that St. Jude's ICD products do not infringe Guidant's '288 patent, future royalty accruals are no longer necessary. The historical accruals under this license, which total approximately $15 million, will remain on the Company's balance sheet pending future developments in this case.

OTHER LITIGATION AND PROCEEDINGS
         The Company is unaware of any other pending legal proceedings which it regards as likely to have a material adverse effect on its business.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on May 17, 2001. In conjunction therewith, proxies were solicited in accordance with Regulation 14A. The following actions were taken:

(1) Terry L. Shepherd and David A. Thompson were elected to the Board of Directors for terms ending in 2004. Shareholders approved management's nominees to the Board of Directors by votes as follows: 71,379,575 and 71,388,791 in favor, 827,553 and 818,337 withheld for Messrs Shepherd and Thompson, respectively. Five other directors are serving unexpired terms as follows: Thomas H. Garrett III and Stuart M. Essig - through 2002; Ronald A. Matricaria, Walter L. Sembrowich and Daniel J. Starks - through 2003.

(2) The shareholders ratified the reappointment of Ernst & Young LLP as the Company's independent auditor for 2001 by a vote of 71,011,090 in favor, 949,611 opposed and 246,427 abstaining from voting.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         A Form 8-K was filed on May 7, 2001, announcing the results of the Company's Atrial Dynamic Overdrive Pacing Trial (ADOPT-A) which was designed to test the efficacy of a new feature in the Company's low voltage, bradycardia pacemakers, Dynamic Atrial Overdrive, in treating atrial fibrillation.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ST. JUDE MEDICAL, INC.


August 8, 2001                      /s/ John C. Heinmiller
--------------                      ----------------------
DATE                                JOHN C. HEINMILLER
                                    Vice President - Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)