Form 10-Q
period 2001-09-30
ST JUDE MEDICAL INC
filed 2001-11-13
CIK 203077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2001           Commission File Number 0-8672
                      ------------------                                  ------


                             ST. JUDE MEDICAL, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)


         MINNESOTA                                       41-1276891
         ---------                              --------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                  One Lillehei Plaza, St. Paul, Minnesota 55117
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (651) 483-2000
                                 ---------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                                ---------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.

YES _X_      NO ___

The number of shares of common stock, par value $.10 per share, outstanding on November 2, 2001 was 87,054,512.

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             ST. JUDE MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                  2001          2000          2001          2000
==================================================================================================
Net sales                                      $ 337,029     $ 286,969     $ 999,156     $ 883,407
Cost of sales:
  Cost of sales before special charges           108,322        93,008       325,622       293,562
  Special charges                                 21,667            --        21,667            --
--------------------------------------------------------------------------------------------------
Total cost of sales                              129,989        93,008       347,289       293,562
--------------------------------------------------------------------------------------------------
     Gross profit                                207,040       193,961       651,867       589,845
Selling, general and administrative expense      116,684       102,688       347,385       313,753
Research and development expense                  41,141        34,657       121,772       101,947
Purchased in-process research and
   development charges                                --            --         5,000         5,000
Special charges                                   11,167            --        11,167        26,101
--------------------------------------------------------------------------------------------------
     Operating profit                             38,048        56,616       166,543       143,044
Other income (expense)                            (1,614)       (5,950)       (7,251)      (20,599)
--------------------------------------------------------------------------------------------------
     Earnings before income taxes                 36,434        50,666       159,292       122,445
Income tax expense                                 5,000        12,667        36,965        34,499
--------------------------------------------------------------------------------------------------
Net earnings                                   $  31,434     $  37,999     $ 122,327     $  87,946
==================================================================================================

==================================================================================================
Net earnings per share:
     Basic                                     $    0.36     $    0.45     $    1.42     $    1.05
     Diluted                                   $    0.35     $    0.44     $    1.37     $    1.03

Weighted average shares outstanding:
     Basic                                        86,510        84,269        85,945        83,970
     Diluted                                      89,832        86,494        89,012        85,136
==================================================================================================


See notes to condensed consolidated financial statements.

                             ST. JUDE MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           SEPTEMBER 30,    DECEMBER 31,
                                                          2001 (UNAUDITED) 2000 (SEE NOTE)
=========================================================================================
ASSETS
Current assets
     Cash and equivalents                                   $    82,190     $    50,439
     Marketable securities                                       54,156          57,423
     Accounts receivable, less allowances of $18,182
         in 2001 and $13,831 in 2000                            329,136         303,307
     Inventories                                                235,182         222,238
     Other current assets                                        79,526          71,235
---------------------------------------------------------------------------------------
       Total current assets                                     780,190         704,642
Property, plant and equipment - at cost                         645,343         619,392
Less accumulated depreciation                                  (345,760)       (302,213)
---------------------------------------------------------------------------------------
       Net property, plant and equipment                        299,583         317,179
Other assets
     Goodwill and other intangible assets, net                  429,567         430,896
     Other                                                       78,122          79,999
---------------------------------------------------------------------------------------
       Total other assets                                       507,689         510,895
---------------------------------------------------------------------------------------
TOTAL ASSETS                                                $ 1,587,462     $ 1,532,716
=======================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                       $    88,528     $    81,340
     Accrued expenses                                           174,665         157,803
     Incomes taxes payable                                       61,376          58,224
---------------------------------------------------------------------------------------
       Total current liabilities                                324,569         297,367

Long-term debt                                                  162,400         294,500

Commitments and contingencies                                        --              --

Shareholders' equity
     Preferred stock                                                 --              --
     Common stock                                                 8,677           8,534
     Additional paid-in capital                                 115,424          55,723
     Retained earnings                                        1,084,644         962,317
     Accumulated other comprehensive income:
        Cumulative translation adjustment                      (112,065)        (93,380)
        Unrealized gain on available-for-sale securities          3,813           7,655
---------------------------------------------------------------------------------------
       Total shareholders' equity                             1,100,493         940,849
---------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $ 1,587,462     $ 1,532,716
=======================================================================================


NOTE: THE BALANCE SHEET AT DECEMBER 31, 2000 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE. SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ST. JUDE MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                       2001            2000
=============================================================================================
Operating Activities
    Net earnings                                                  $   122,327     $    87,946
    Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                      66,396          69,919
    Purchased in-process research and development charges               5,000           5,000
    Special charges                                                    32,834          26,101
    Net investment gain                                                    --          (2,056)
    Working capital change and other                                  (23,783)        (61,300)
---------------------------------------------------------------------------------------------
      Net cash provided by operating activities                       202,774         125,610

Investing Activities
    Purchase of property, plant and equipment                         (51,682)        (23,042)
    Proceeds from sale or maturity of marketable securities                --           7,871
    Business acquisition payments                                     (10,919)         (7,864)
    Other                                                             (19,705)         (1,048)
---------------------------------------------------------------------------------------------
      Net cash used in investing activities                           (82,306)        (24,083)

Financing Activities
    Proceeds from exercise of stock options
       and employee stock purchase plan                                44,377          20,662
    Borrowings under debt facilities                                1,691,700       3,478,537
    Payments under debt facilities                                 (1,823,800)     (3,572,937)
    Repurchase of convertible subordinated debentures                      --         (19,320)
---------------------------------------------------------------------------------------------
      Net cash used in financing activities                           (87,723)        (93,058)
Effect of currency exchange rate changes on cash                         (994)         (1,026)
---------------------------------------------------------------------------------------------
      Net increase in cash and equivalents                             31,751           7,443
Cash and equivalents at beginning of period                            50,439           9,655
---------------------------------------------------------------------------------------------
Cash and equivalents at end of period                             $    82,190     $    17,098
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


NOTE 2 - INVENTORIES

Inventories consist of the following:

                                             SEPTEMBER 30,          DECEMBER 31,
                                                 2001                   2000
================================================================================
Finished goods                                 $127,776              $ 123,696
Work in process                                  40,151                 35,640
Raw materials                                    67,255                 62,902
--------------------------------------------------------------------------------
                                               $235,182              $ 222,238
================================================================================


NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                             SEPTEMBER 30,          DECEMBER 31,
                                                 2001                   2000
================================================================================
Commercial paper borrowings                    $162,400              $ 223,000
Uncommitted credit facility borrowings               --                 71,500
--------------------------------------------------------------------------------
Total long-term debt                           $162,400              $ 294,500
================================================================================

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


NOTE 4 - COMMITMENTS AND CONTINGENCIES

SILZONE(R) LITIGATION: The Company has been sued by patients alleging defects in the Company's mechanical heart valves and valve repair products with Silzone(R) coating. The Company recalled products with Silzone(R) coating on January 21, 2000, and sent a Recall Notice and Advisory concerning the recall to physicians and others. Some of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves and repair products who allege no injury to date. Some of these cases are seeking class action status. The Company intends to vigorously defend these cases. See also Note 6 regarding the 2000 special charge for the Silzone(R) recall.

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

While it is not possible to predict the outcome of these cases, the Company believes that it has adequate product liability insurance to cover the costs associated with them. The Company further believes that any costs not covered by product liability insurance will not have a material adverse impact on the Company's financial position or liquidity, but may be material to the consolidated results of operations of any one period.

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

The jury's verdict in this case has not yet been entered as a judgment by the judge overseeing the trial pending any post-trial motions filed by St. Jude Medical or Guidant. St. Jude Medical has filed various post-trial motions which would effectively eliminate any damage award on the '472 patent if these motions were ruled upon favorably by the trial judge. The Company has also filed alternative post-trial motions seeking to reduce the damage amount, and the Guidant parties have filed motions seeking a new trial on certain issues and also an award of interest. Rulings on the post trial motions filed by the parties are expected in the fourth quarter of 2001 or the first quarter of 2002. Under these circumstances, the Company is unable to determine the amount of a loss, if any, that may be incurred in connection with this case, and consequently has not recorded any liability for this lawsuit in its financial statements.

Since the date of St. Jude Medical's acquisition of Ventritex in May 1997 and the inception of the Company's sales of implantable cardioverter defibrillator
(ICD) products, St. Jude Medical has accrued a 3% royalty on its ICD sales under a license it believed it had acquired as part of its purchase of the Telectronics cardiac stimulation device business. As a result of the jury's verdict that St. Jude Medical's ICD products do not infringe Guidant's '288 patent, future royalty accruals are no longer necessary. The historical accruals under this license, which total approximately $15 million, will remain on the Company's balance sheet pending future developments in this case.

OTHER LITIGATION MATTERS: The Company is involved in various other product liability lawsuits, claims and proceedings of a nature considered normal to its business. Subject to self-insured retentions, the Company believes it has product liability insurance sufficient to cover such claims and suits.


NOTE 5 - SHAREHOLDERS' EQUITY

CAPITAL STOCK: The Company's authorized capital consists of 25,000 shares of $1.00 per share par value preferred stock and 250,000 shares of $0.10 per share par value common stock. There were no shares of preferred stock issued or outstanding during 2000 or 2001. There were 86,770 and 85,336 shares of common stock outstanding at September 30, 2001 and December 31, 2000.

SHARE REPURCHASES: In 1999, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company's outstanding common stock over a three-year period at the discretion of the Company's management. Since the authorization in 1999, the Company has repurchased 978 shares of its common stock for $29,826.


NOTE 6 - SPECIAL CHARGES

In July 2001, the Company initiated efforts to streamline its heart valve operations, consolidate its U.S. sales activities and restructure its international sales organization. As a result of these activities, the Company recorded pre-tax special charges of $20,657 in the third quarter of 2001, consisting of employee severance costs resulting from the elimination of approximately 90 production and administrative positions ($5,293), inventory write-offs ($9,490), capital equipment write-offs ($3,379) and other costs related primarily to lease terminations and other facility exit costs due to the closing and consolidation of sales offices ($2,495). The Company has utilized $13,987 of these special charge accruals through September 30, 2001.

During the third quarter of 2001, the Company also wrote-off $12,177 of certain diagnostic equipment deemed obsolete due to the overwhelming acceptance of newer technology equipment that was launched earlier in the year.

The charges relating to employee severance costs, heart valve operations equipment write-offs and other costs have been recorded in operating expenses as special charges. The inventory and diagnostic equipment write-offs are included in cost of sales as special charges.

On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating a Silzone(R) coating on the sewing cuff fabric. The Company concluded that it will no longer utilize a Silzone(R) coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs ($16,636), including monitoring expenses, associated with this recall and product discontinuance. The Company has utilized $19,707 of this special charge accrual through September 30, 2001. There can be no assurance that the final costs associated with this recall, including litigation-related costs, will not exceed management's estimates.


NOTE 7 - PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES

The Company recorded purchased in-process research and development charges totaling $5,000 during each of the second quarters of 2001 and 2000 relating to performance-based milestone payments associated with the 1999 acquisition of Vascular Science, Inc. (VSI). The Company will also record an additional $5,000 of purchased in-process research and development charges in the fourth quarter of 2001 based on an additional milestone that was achieved in October 2001. See
Note 2 of the "Notes to Consolidated Financial Statements" in the Company's 2000 Annual Report on Form 10-K for additional discussion on the VSI acquisition and related accounting.

NOTE 8 - NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share:

                                                         THREE MONTHS            NINE MONTHS
                                                      ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                       2001        2000        2001        2000
=================================================================================================
Numerator:
     Net earnings                                    $ 31,434    $ 37,999    $122,327    $ 87,946
     Convertible debenture interest, net of taxes          --          95          --          95
-------------------------------------------------------------------------------------------------
     Adjusted net earnings                           $ 31,434    $ 38,094    $122,327    $ 88,041
Denominator:
     Basic-weighted average shares outstanding         86,510      84,269      85,945      83,970
     Effect of dilutive securities:
          Employee stock options                        3,280       1,882       3,026       1,023
          Restricted shares                                42          32          41          40
          Convertible debentures                           --         311          --         103
-------------------------------------------------------------------------------------------------
     Diluted-weighted average shares outstanding       89,832      86,494      89,012      85,136
=================================================================================================
Basic net earnings per share                         $    .36    $    .45    $   1.42    $   1.05
=================================================================================================
Diluted net earnings per share                       $    .35    $    .44    $   1.37    $   1.03
=================================================================================================

Diluted-weighted average shares outstanding for 2000 have not been adjusted for certain employee stock options and awards since the effect of those securities would have been anti-dilutive.


NOTE 9 - COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale marketable securities, net of taxes, and foreign currency translation adjustments. Other comprehensive income (loss) was $7,077 and $(1,743) for the three months ended September 30, 2001 and 2000, and $(22,527) and $(13,887) for the first nine months of 2001 and 2000. Total comprehensive income (loss) combines reported net earnings and other comprehensive income
(loss). Total comprehensive income was $38,511 and $36,256 for the three months ended September 30, 2001 and 2000, and $99,800 and $74,059 for the first nine months of 2001 and 2000.

NOTE 10 - OTHER INCOME (EXPENSE)

Other income (expense) consists of the following:

                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                   SEPTEMBER 30,              SEPTEMBER 30,
                                 2001         2000         2001          2000
------------------------------------------------------------------------------
Interest expense, net         $ (1,585)    $ (6,663)    $ (8,767)    $ (21,019)
Other                              (29)         713        1,516           420
------------------------------------------------------------------------------
Other income (expense)        $ (1,614)    $ (5,950)    $ (7,251)    $ (20,599)
------------------------------------------------------------------------------


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

The following table presents certain financial information about the Company's reportable segments:

                                                                      ALL
                                             CRM          CS       OTHER (a)    TOTAL
---------------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30, 2001
  External net sales                      $ 279,074   $  57,955   $      --   $ 337,029
  Operating profit (loss)(b)                 53,821      25,153     (40,926)     38,048

QUARTER ENDED SEPTEMBER 30, 2000
  External net sales                        226,016      60,953          --     286,969
  Operating profit (loss)                    32,430      32,039      (7,853)     56,616

NINE MONTHS ENDED SEPTEMBER 30, 2001
  External net sales                        811,707     187,449          --     999,156
  Operating profit (loss)(b)                144,111      87,335     (64,903)    166,543

NINE MONTHS ENDED SEPTEMBER 30, 2000
  External net sales                        685,562     197,845          --     883,407
  Operating profit (loss)(b)                 97,512     100,838     (55,306)    143,044
=======================================================================================

(a) AMOUNTS RELATE PRIMARILY TO CORPORATE ACTIVITIES, PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES AND SPECIAL CHARGES.
(b) ALL OTHER OPERATING PROFIT (LOSS) AMOUNTS INCLUDE PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES OF $5,000 IN EACH OF THE SECOND QUARTERS OF 2001 AND 2000, AND SPECIAL CHARGES TOTALING$32,834 IN THE THIRD QUARTER OF 2001 AND $26,101 IN THE FIRST QUARTER OF 2000.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS

NET SALES: Net sales for the third quarter of 2001 totaled $337,029, a 17.4% increase over the $286,969 reported in the third quarter of 2000. For the first nine months of 2001, net sales totaled $999,156, a 13.1% increase over the $883,407 reported in 2000. Unfavorable foreign currency effects due to a stronger U.S. dollar primarily against the major Western European currencies reduced 2001 net sales as compared with 2000 by approximately $5,300 for the third quarter and $16,900 for the first nine months.

Cardiac rhythm management (CRM) net sales for the second quarter of 2001 were $279,074, a 23.5% increase over the $226,016 recorded in the third quarter of 2000. CRM net sales for the first nine months of 2001 were $811,707, an 18.4% increase over the $685,562 recorded in 2000. The increase in CRM net sales for the third quarter and first nine months of 2001 was primarily attributable to increased bradycardia, tachycardia, Angio-Seal(TM), and electrophysiology (EP) catheter unit sales, offset in part by negative foreign currency effects.

Cardiac surgery (CS) net sales for the third quarter of 2001 were $57,955, a 4.9% decrease from the $60,953 recorded in 2000. CS net sales for the first nine months of 2001 were $187,449 compared with $197,845 recorded in 2000. The decrease in CS net sales in 2001 was attributable to the effects of the stronger U.S. dollar and a slight clinical preference shift from mechanical valves to tissue valves in the U.S. market where CS holds significant mechanical valve market share and a smaller share of the tissue valve market, offset in part by an increase in aortic connector sales in the U.S. market.

GROSS PROFIT: Gross profit for the third quarter of 2001 totaled $207,040 or 61.4% of net sales, as compared with $193,961, or 67.6% of net sales, during the third quarter of 2000. For the first nine months of 2001 and 2000, gross profit was $651,867, or 65.2% of net sales, and $589,845, or 66.8% of net sales. The reduction in gross profit percentage for the third quarter and first nine months of 2001 was due to the $21,667 of special charges recorded in the third quarter of 2001 relating to inventory and diagnostic equipment write-offs (see further details under the discussion of Special Charges). Excluding these special charges, the gross profit percentage was 67.9% for the third quarter of 2001 and 67.4% for the first nine months of 2001, up from the prior year due to higher CRM unit volumes and improved CRM manufacturing efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE: SG&A expense for the third quarter of 2001 totaled $116,684, a 13.6% increase over the $102,688 reported in the third quarter of 2000. For the first nine months of 2001, SG&A expense totaled $347,385, a 10.7% increase over the $313,753 recorded in 2000. The increase in SG&A expense in the third quarter and first nine months of 2001 was primarily attributable to increased sales activities.

RESEARCH AND DEVELOPMENT (R&D) EXPENSE: R&D expense in the third quarter of 2001 totaled $41,141, or 12.2% of net sales, compared with $34,657, or 12.1 % of net sales, for the third quarter of 2000. For the first nine months of 2001, R&D expense totaled $121,772 or 12.2% of net sales, compared with $101,947, or 11.5% of net sales, for the first nine months of 2000. The increase in R&D expenses and as a percentage of net sales was primarily attributable to increased CRM activities relating primarily to ICDs and products treating emerging indications in atrial fibrillation and congestive heart failure.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES: The Company recorded purchased in-process research and development charges totaling $5,000 during each of the second quarters of 2001 and 2000 relating to performance-based milestone payments associated with the 1999 acquisition of Vascular Science, Inc. (VSI). The Company will also record an additional $5,000 of purchased in-process research and development charges in the fourth quarter of 2001 based on an additional milestone that was achieved in October 2001. The Company anticipates additional in-process research and development charges related to the VSI acquisition as additional milestones are achieved. See "Purchased in-process research and development charges" in the Company's 2000 Annual Report on Form 10-K for additional discussion on the VSI acquisition and related accounting.

SPECIAL CHARGES: In July 2001, the Company initiated efforts to streamline its heart valve operations, consolidate its U.S. sales activities and restructure its international sales organization. As a result of these activities, the Company recorded pre-tax special charges of $20,657 in the third quarter of 2001, consisting of employee severance costs resulting from the elimination of approximately 90 production and administrative positions ($5,293), inventory write-offs ($9,490), capital equipment write-offs ($3,379) and other costs related primarily to lease terminations and other facility exit costs due to the closing and consolidation of sales offices ($2,495). The Company has utilized $13,987 of these special charge accruals through September 30, 2001.

During the third quarter of 2001, the Company also wrote-off $12,177 of certain diagnostic equipment deemed obsolete due to the overwhelming acceptance of newer technology equipment that was launched earlier in the year.

The charges relating to employee severance costs, heart valve operations equipment write-offs and other costs have been recorded in operating expenses as special charges. The inventory and diagnostic equipment write-offs are included in cost of sales as special charges.

On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating a Silzone(R) coating on the sewing cuff fabric. The Company concluded that it would no longer utilize a Silzone(R) coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs ($16,636), including monitoring expenses, associated with this recall and product discontinuance. The Company has utilized $19,707 of this special charge accrual through September 30, 2001. There can be no assurance that the final costs associated with this recall, including litigation-related costs, will not exceed management's estimates.

OTHER INCOME (EXPENSE): Net interest expense was $1,585 during the third quarter of 2001, as compared with $6,663 in 2000. Net interest expense was $8,767 for the first nine months of 2001, compared with $21,019 for 2000. The decrease in net interest expense is due to lower debt levels resulting from debt repayments, as well as lower interest rates in 2001 as compared with 2000.

INCOME TAXES: The Company's reported effective income tax rates were 13.7% and 25.0% for the third quarters of 2001 and 2000, and 23.2% and 28.2% for the first nine months of 2001 and 2000. Exclusive of the purchased in-process research and development and special charges, the Company's effective income tax rate was 25% for each of these periods. The purchased in-process research and development charges were not deductible for tax purposes, and the special charges were recorded in taxing jurisdictions where income tax rates vary from the Company's blended 25% effective tax rate.

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


FINANCIAL CONDITION

The Company's liquidity and cash flows remained strong in 2001. Cash provided by operating activities was $202,774 for the nine months ended September 30, 2001, a $77,164 increase over the same period one year ago reflecting increased earnings and improved working capital management. The Company's current assets to current liabilities ratio was 2.4 to 1 at September 30, 2001 and December 31, 2000.

Total interest bearing debt at September 30, 2001 decreased $132,100 from December 31, 2000 due to debt repayments primarily using cash generated from operations and proceeds from employee stock option exercises.

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

Management believes that cash generated from operations and cash available under its credit facilities will be sufficient to meet the Company's working capital and share repurchase plan needs in the near term. Should suitable investment opportunities arise, management believes that the Company's earnings, cash flows and balance sheet will permit the Company to obtain additional debt or equity financing, if necessary.


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

Various factors contained in the previous discussion and those described below may affect the Company's operations and results. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. Risk factors include the following:

    o Administrative or legislative reforms to the U.S. Medicare and Medicaid systems or similar reforms of foreign reimbursement systems in a manner that significantly reduces reimbursement for procedures using the Company's medical devices or denies coverage for such procedures.

    o Acquisition of key patents by others that have the affect of excluding the Company from market segments or require the Company to pay royalties.

    o Economic factors, including inflation, changes in interest rates and changes in foreign currency exchange rates.

    o Product introductions by competitors which have advanced technology, better features or lower pricing.

    o Price increases by suppliers of key components, some of which are sole-sourced.

    o A reduction in the number of procedures using the Company's devices caused by cost containment pressures or preferences for alternate therapies.

    o Safety, performance or efficacy concerns about the Company's marketed products, many of which are expected to be implanted for many years, leading to recalls and advisories with the attendant expenses and declining sales.

    o Changes in laws, regulations or administrative practices affecting government regulation of the Company's products, such as FDA laws and regulations, that increase pre-approval testing requirements for products or impose additional burdens on the manufacture and sale of medical devices.

    o Difficulties obtaining, or the inability to obtain, appropriate levels of product liability insurance.

    o A serious earthquake affecting the Company's facilities in Sunnyvale or Sylmar, California.

    o Health care industry consolidation leading to demands for price concessions or the exclusion of some suppliers from significant market segments.

    o Adverse developments in litigation including product liability litigation and patent litigation or other intellectual property litigation including that arising from the Telectronics and Ventritex acquisitions.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from December 31, 2000 in the Company's market risk.

         For further information on market risk, refer to Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

SILZONE(R) LITIGATION:

         The Company has been sued by patients alleging defects in the Company's mechanical heart valves and valve repair products with Silzone(R) coating. The Company recalled products with Silzone(R) coating on January 21, 2000 (see Note
6), and sent a Recall Notice and Advisory concerning the recall to physicians and others. Some of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves and repair products who allege no injury to date. Some of these cases are seeking class action status. The Company intends to vigorously defend these cases.

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

         While it is not possible to predict the outcome of these cases, the Company believes that it has adequate product liability insurance to cover the costs associated with them. The Company further believes that any costs not covered by product liability insurance will not have a material adverse impact on the Company's financial position or liquidity, but may be material to the consolidated results of operations of any one period.

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

         The jury's verdict in this case has not yet been entered as a judgment by the judge overseeing the trial pending any post-trial motions filed by St. Jude Medical or Guidant. St. Jude Medical has filed various post-trial motions which would effectively eliminate any damage award on the '472 patent if these motions were ruled upon favorably by the trial judge. The Company has also filed alternative post-trial motions seeking to reduce the damage amount, and the Guidant parties have filed motions seeking a new trial on certain issues and also an award of interest. Rulings on the post trial motions filed by the parties are expected in the fourth quarter of 2001 or the first quarter of 2002. Under these circumstances, the Company is unable to determine the amount of a loss, if any, that may be incurred in connection with this case, and consequently has not recorded any liability for this lawsuit in its financial statements.

         Since the date of St. Jude Medical's acquisition of Ventritex in May 1997 and the inception of the Company's sales of implantable cardioverter defibrillator (ICD) products, St. Jude Medical has accrued a 3% royalty on its ICD sales under a license it believed it had acquired as part of its purchase of the Telectronics cardiac stimulation device business. As a result of the jury's verdict that St. Jude Medical's ICD products do not infringe Guidant's '288 patent, future royalty accruals are no longer necessary. The historical accruals under this license, which total approximately $15 million, will remain on the Company's balance sheet pending future developments in this case.

OTHER LITIGATION AND PROCEEDINGS

         The Company is unaware of any other pending legal proceedings which it regards as likely to have a material adverse effect on its business.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         A Form 8-K was filed on July 5, 2001, announcing the jury's verdict in a lawsuit brought by Guidant Corporation against the Company and its subsidiaries.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ST. JUDE MEDICAL, INC.


November 9, 2001                    /s/ John C. Heinmiller
----------------                    ----------------------
DATE                                JOHN C. HEINMILLER
                                    Vice President - Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)