Form 10-K
period 2001-12-31
ST JUDE MEDICAL INC
filed 2002-03-29
CIK 203077

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                         ------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                 Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7.1 billion at February 22, 2002, when the closing sale price of such stock, as reported on the New York Stock Exchange, was $81.13 per share.

         The Registrant had 87,754,141 shares of its $0.10 par value Common Stock outstanding as of February 22, 2002.

================================================================================

                                TABLE OF CONTENTS


ITEM                               DESCRIPTION                              PAGE
----                               -----------                              ----

                                     PART I

 1.       Business..........................................................  1
 2.       Properties........................................................  9
 3.       Legal Proceedings.................................................  9
 4.       Submission of Matters to a Vote of Security Holders............... 11
 4A.      Executive Officers of the Registrant.............................. 11


                                     PART II

 5.       Market for Registrant's Common Equity and Related
              Shareholder Matters........................................... 13
 6.       Selected Financial Data........................................... 13
 7.       Management's Discussion and Analysis of Results of Operations
              and Financial Condition....................................... 13
 7A.      Quantitative and Qualitative Disclosures About Market Risk........ 14
 8.       Financial Statements and Supplementary Data....................... 14
 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................... 14


                                    PART III

 10.      Directors and Executive Officers of the Registrant................ 14
 11.      Executive Compensation............................................ 14
 12.      Security Ownership of Certain Beneficial Owners and Management.... 14
 13.      Certain Relationships and Related Transactions.................... 15


                                     PART IV

 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K... 15

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001, are incorporated by reference in Parts I and II. Portions of the Company's definitive Proxy Statement dated March 28, 2002, are incorporated by reference in Part III.


                                     PART I

ITEM 1.  BUSINESS

GENERAL
         St. Jude Medical, Inc., together with its subsidiaries (collectively "St. Jude" or the "Company") is a leader in the development, manufacturing and distribution of cardiovascular medical devices for the global cardiac rhythm management (CRM), cardiology and vascular access (C/VA), and cardiac surgery
(CS) markets. The Company's principal products in each of these markets are: bradycardia pacemaker systems, tachycardia implantable cardioverter defibrillator (ICD) systems, and electrophysiology (EP) catheters in CRM; vascular closure devices, catheters, guidewires and introducers in C/VA; and mechanical and tissue heart valves, valve repair products, and suture-free devices to facilitate coronary artery bypass graft anastomoses in CS.

         The Company markets its products primarily in the United States, Western Europe and Japan through both a direct employee-based sales organization and independent distributors. St. Jude also sells its products in Eastern Europe, Africa, the Middle East, Canada, Latin America and the Asia-Pacific region through employee-based sales organizations and independent distributors.

         On September 27, 1999, St. Jude acquired Vascular Science, Inc. ("VSI"), a development-stage company focused on the development of suture-free devices to facilitate coronary artery bypass graft anastomoses.

         On March 16, 1999, St. Jude purchased the Angio-Seal(TM) business of Tyco International Ltd. Angio-Seal(TM) manufactured and marketed vascular closure devices.

         During 2001, 2000 and 1999, the Company acquired various businesses involved in distribution of the Company's products.

         The Company historically reported under two segments. During 2001, the Company completed a reorganization of its global sales activities, which resulted in changes to its internal management and financial reporting structure. The Company now manages its business on the basis of one reportable segment: the development, manufacture and distribution of cardiovascular medical devices. In 2001, approximately 72% of net sales were derived from products sold in the cardiac rhythm management market, 10% in the cardiology and vascular access market, and 18% in the cardiac surgery market. In 2000, approximately 69% of net sales were derived from products sold in the cardiac rhythm management market, 9% in the cardiology and vascular access market, and 22% in the cardiac surgery market. Approximately 65% of the Company's 2001 net sales were in the U.S. market, as compared with 63% in 2000. Additional geographical information is set forth in the Company's 2001 Annual Report to Shareholders on page 22 of the Financial Report and is incorporated herein by reference.

              St. Jude was incorporated in Minnesota in 1976.

PRINCIPAL PRODUCTS
         CARDIAC RHYTHM MANAGEMENT: The Company's pacemakers and related systems treat patients with hearts that beat inappropriately slow, a condition known as bradycardia. Typically implanted pectorally, just below the collarbone, pacemakers monitor the heart's rate and, when necessary, deliver low-level electrical impulses that stimulate an appropriate heartbeat. The pacemaker is connected to the heart by one or two leads that carry the electrical impulses to the heart and information from the heart back to the pacemaker. An external programmer enables the physician to retrieve diagnostic information from the pacemaker and reprogram the pacemaker in accordance with the patient's changing needs. Single-chamber pacemakers stimulate only one chamber of the heart (atrium or ventricle), while dual-chamber devices can sense and pace in both the upper and lower chambers.

         St. Jude's current pacing products include the advanced featured Identity(TM) family of pacemakers, approved by the U.S. Food and Drug Administration (FDA) in November 2001. The Identity(TM) pacemaker models maintain all of the therapeutic advancements of previous St. Jude Medical pacemakers, including the AF Suppression(TM) Pacing Algorithm and the BEAT-BY-BEAT(TM) AutoCapture(TM) Pacing System. The Identity(TM) models expand the Company's AFx(TM) feature set to include a suite of arrhythmia diagnostics, including dual-channel stored electrograms. AFx(TM) features are designed to help physicians better manage pacemaker patients suffering from atrial fibrillation (AF) - the world's most common cardiac arrhythmia. Also available are Integrity(R) u (Micro) and the Integrity AFx(R) pacemaker models. The Integrity(R) models build on the platform of the Affinity(R) product line with the Beat-by-Beat(TM) AutoCapture(TM) Pacing System. Other available products include the Affinity(R) pacemakers, the Entity(R) family of pacemakers, containing the Omnisense(TM) activity-based sensor, and the Tempo(R) pacemaker family, which uses fifth-generation Minute Ventilation sensor technology. These pacemaker families are highly automatic and contain many advanced features and diagnostic capabilities to optimize cardiac therapy. All are small and physiologic in shape to enhance patient comfort. The Microny(R) II SR+ and Microny(R) K SR are single chamber pacemakers available in the United States. Other single-chamber pacemakers, the Microny(R) SR+ and the Regency(R) pacemaker families, are also available outside the United States.

         The Identity(TM), Integrity(R), Affinity(R), Entity(TM) and Regency(R) families of pacemakers, as well as the Microny(R) SR+ pacemaker, all offer the unique feature of the BEAT-BY-BEAT(TM) AutoCapture(TM) pacing system. The AutoCapture(TM) pacing system enables the pacemaker to monitor every paced beat to verify that the heart has been stimulated ("capture"), deliver a back-up pulse in the event of noncapture, continuously measure threshold, and make adjustments in energy output to match changing patient needs. In addition, the Identity(TM) and Integrity(R) pacemakers include St. Jude Medical's AF Suppression(TM) Pacing Algorithm, a therapy designed to suppress atrial fibrillation.

         St. Jude's current pacing leads include the active-fixation Tendril(R) DX and SDX lead families and the passive-fixation Passive Plus(R) DX family which are available worldwide, and the passive-fixation Membrane(TM) EX(TM) family which is currently available outside the United States. All three lead families feature steroid elution, which helps suppress the body's inflammatory response to a foreign object.

         Outside the United States, St. Jude also markets the Genesis(TM) System, a device-based ventricular resynchronization system designed for the treatment of heart failure (HF) and suppression of atrial fibrillation. HF impairs the heart's ability to pump blood efficiently, causing shortness of breath, fatigue, swelling and other debilitating symptoms. The Genesis(TM) System includes three components: the Frontier(TM) 3 x 2 biventricular stimulation device, designed to enhance cardiac function by resynchronizing the contractions of the heart's two ventricles, the Aescula(TM) LV lead, and the Alliance(TM) Catheter Delivery System.

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

         The full St. Jude ICD product offering includes the Atlas(TM) ICD, Photon(R) u ICD, Photon(R) ICD, and Contour(R) MD ICD. St. Jude received FDA approval on the Atlas(TM) ICD family, powerful rate-adaptive ICDs, in December 2001. Representing an improvement from conventional high-energy ICDs, Atlas(TM) ICDs offer high energy and small size without compromising charge times, longevity, or feature set flexibility. Other available ICDs include the Photon(R) u (Micro) DR/VR ICD family, the second-generation ICD products in a series of downsized dual- and single-chamber St. Jude Medical ICDs with advanced technology. Like the clinically proven Photon(R) DR ICD, FDA-approved in October 2000, the Photon(R) Micro DR/VR ICD family maintains a comprehensive feature set underscored by precise SVT discrimination and AV Rate Branch designed to enhance the precision of ventricular-based arrhythmia detection in a compact, physiologic-shaped package. In addition, the Profile(TM) MD ICD is available outside the United States.

         The Company's ICDs are used with the dual electrode SPL and single electrode TVL and TVL-ADX (active-fix) transvenous leads. The Atlas(TM) ICD, Photon(R) u ICD, Photon(R) ICD, Profile(TM) MD ICD, and Contour(R) MD ICD are programmable with the Model 3510 universal programmer.

         The Model 3510 universal pacemaker and ICD programmer is an easy-to-use programmer that supports St. Jude's ICDs and pacemakers, including the AtlasTM ICD family and the Identity(TM) pacemaker family. The Model 3510 universal programmer allows the physician to utilize the diagnostic and therapeutic capabilities of St. Jude's pacemakers and ICDs.

         Electrophysiology is the study of the electrical activity of the heart, which controls the heart rhythm. EP catheters are placed into the human body percutaneously (through the skin) to aid in the diagnosis and treatment of cardiac arrhythmias (abnormal heart rhythms). Between two and five EP catheters are generally used in each electrophysiology procedure. St. Jude's EP catheters are available in multiple configurations. St. Jude's Supreme(TM) product line consists of mapping catheters for the diagnosis of various cardiac arrhythmias, including the 4 French Supreme(TM) diagnostic catheter for standard mapping applications, and the Supreme Spiral SC(TM) catheter to assist clinicians in the diagnosis of paroxysmal atrial fibrillation. St. Jude also offers the Livewire TC Compass(TM) ablation catheter, which aids in clinical management of focal arrhythmias, and the Livewire TC(TM) Bi-Directional ablation catheter, launched in January 2002 following FDA and European market approval.

         CARDIOLOGY AND VASCULAR ACCESS: The Company produces specialized disposable cardiovascular devices, including angiography catheters, bipolar temporary pacing catheters, percutaneous catheter introducers, diagnostic guidewires, and vascular closure devices. Angiography catheters, such as St. Jude's Spyglass(TM) angiography catheters, are used in coronary angiography procedures to obtain images of coronary arteries to identify structural cardiac diseases. St. Jude bipolar temporary pacing catheters are inserted percutaneously for temporary use (ranging from less than one hour to a maximum of one week) with external pacemakers to provide patient stabilization prior to implantation of a permanent pacemaker, following a heart attack, or during surgical procedures. The Company produces and markets several designs of bipolar temporary pacing catheters, including its Pacel(TM) biopolar pacing catheters, which are available in both torque control and flow-directed models with a broad range of curve choices and electrode spacing options. Percutaneous catheter introducers are used to create passageways for cardiovascular catheters from outside the human body through the skin into a vein, artery or other location inside the body. St. Jude's percutaneous catheter introducer products consist primarily of peel-away and non peel-away sheaths, sheaths with and without hemostasis valves, dilators, guidewires, repositioning sleeves and needles. These products are offered in a variety of sizes and packaging configurations, including St. Jude's newest introducer platform, the Ultimum(TM) hemostasis introducer. Diagnostic guidewires, such as St. Jude's GuideRight(TM) and HydroSteer(TM) guidewires, are used in conjunction with percutaneous catheter introducers to aid in the introduction of intravascular catheters. St. Jude's diagnostic guidewires are available in multiple lengths and incorporate a surface finish for lasting lubricity.

         The Company's vascular closure devices are used to close femoral artery puncture wounds following angioplasty, stenting and diagnostic procedures. In September 2001, St. Jude received FDA approval and European CE Marking for its newest vascular closure product, the St. Jude Medical Angio-Seal(TM) STS PLATFORM. The STS PLATFORM incorporates a self-tightening suture, which eliminates the need for a post-placement spring, allowing for completion of the entire procedure in the catheterization lab. It also integrates a Secure-Cap(TM), which facilitates proper deployment through audible, tactile and visual confirmations during the closure process.

         CARDIAC SURGERY: Heart valve replacement or repair may be necessary because the natural heart valve has deteriorated due to congenital defects or disease. Heart valves facilitate the one-way flow of blood in the heart and prevent significant backflow of blood into the heart and between the heart's chambers. St. Jude offers both mechanical and tissue replacement heart valves and valve repair products. The St. Jude Medical(R) mechanical heart valve has been implanted in over 1.2 million patients to date. The SJM Regent(TM) mechanical heart valve was approved for sale in Europe in December 1999 and received FDA approval for U.S. market release in March 2002. In the United States, the Company markets the Toronto SPV(R) stentless tissue valve, which received FDA approval in November 1997. Outside the United States, the Company markets the SJM Epic(TM) tissue heart valve, the SJM(R) Biocor(TM) stented tissue valve, the Toronto SPV(R) stentless tissue valve and the Toronto Root(TM) tissue valve. In August 2001, European regulatory approval was received to market the next-generation Toronto Root(TM) tissue valve, a stentless aortic root bioprosthesis used when aortic root disease accompanies valve disease. Clinical trials for the Toronto Root(TM) valve began in the U.S. and Canada in 2001.

         Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral heart valves. The Company offers a line of valve repair products including the semi-rigid SJM(R) Seguin annuloplasty ring and the fully flexible SJM Tailor(TM) ring.

         The Company has also entered into an agreement with LifeNet Transplant Services, which enables it to assist in the marketing of human donated allograft heart valves in the U.S.

         In addition to prosthetic heart valves, St. Jude markets the Symmetry(TM) Bypass System Aortic Connector (the "Aortic Connector"), a suture-free device to facilitate coronary artery bypass graft aortic anastomoses. St. Jude commenced marketing of this product in Western Europe in 2000 and in the U.S. during May 2001. Also in 2001, St. Jude received European CE Marking for the first distal connector product, which mechanically connects saphenous vein grafts to coronary arteries. The Company, however, intends to make additional enhancements to this product in 2002 prior to filing for U.S. regulatory approval and prior to releasing the product to either the European or U.S. markets.

SUPPLIERS
         The Company purchases raw materials and other items from numerous suppliers for use in its products. For certain materials that the Company believes are critical and may be difficult to obtain from an alternative supplier, the Company maintains sizable inventories of up to three years of its projected requirements. The Company has been advised from time to time that certain of these suppliers may terminate sales of products to customers that manufacture implantable medical devices in an effort to reduce their potential product liability exposure. Some of these suppliers have modified their positions and have indicated a willingness to either temporarily continue to provide product until such time as an alternative vendor or product can be qualified or to reconsider the supply relationship. While the Company believes that alternative sources of raw materials are available and that there is sufficient lead time in which to qualify such other sources, any supply interruption could have a material adverse effect on the Company's ability to manufacture its products.

COMPETITION
         The medical technology market is a dynamic market currently undergoing significant change due to cost of care considerations, regulatory reform, industry consolidation and customer consolidation. The ability to provide cost effective clinical outcomes is becoming increasingly more important for medical technology manufacturers.

         Within the medical technology industry, competitors range from small start-up companies to companies with significant resources. The Company's customers consider many factors when choosing supplier partners including product reliability, clinical outcomes, product availability, inventory consignment, price and product services provided by the manufacturer. St. Jude believes that it competes on the basis of all these factors. Market share can shift as a result of technological innovation, product recalls and product safety alerts, as well as other business factors. This emphasizes the need to provide the highest quality products and services. St. Jude expects the competition to continue to increase with the use of tactics such as consigned inventory, bundled product sales and reduced pricing.

         The Company has traditionally been a technological leader in the global bradycardia pacemaker market. The Company has strong bradycardia market share positions in all major developed markets. There are three principal manufacturers and suppliers of ICDs worldwide, one of which is the Company. ICD therapy is a highly competitive market. The Company's other two competitors, Medtronic, Inc. and Guidant Corporation, account for more than 80% of the worldwide ICD sales. These two competitors are larger than the Company and have invested substantial amounts in ICD research and development.

         The global cardiology and vascular access market is also a growing market with numerous competitors.

         The Company is the world's leading manufacturer and supplier of mechanical heart valves. There are two other principal and several other smaller mechanical heart valve manufacturers. The Company also competes against two principal and a large number of other smaller tissue heart valve manufacturers.

         The Company is the technological leader in mechanical anastomotic connector devices. The Company is aware of several other companies who are investing significant dollars into developing these technologies.

MARKETING
         The Company's products are sold in over 100 countries throughout the world. No distributor organization or single customer accounted for more than 10% of 2001, 2000 or 1999 consolidated net sales.

         In the United States, St. Jude sells directly to hospitals through a combination of independent distributors and an employee-based sales organization. In Western Europe, the Company has employee- based sales organizations selling in 14 countries. In Japan, the Company primarily utilizes independent distributors. Throughout the rest of the world the Company uses a combination of independent distributor and direct sales organizations.

         Group purchasing organizations (GPOs) in the United States continue to consolidate the purchasing for some of the Company's customers. Several such GPOs have executed contracts with the Company's CRM market competitors, which exclude the Company. These contracts, if enforced, may adversely affect the Company's sales of these products to members of these GPOs.

         Payment terms worldwide are consistent with local country practices. Orders are shipped as they are received and, therefore, no material backlog exists.

SEASONALITY
         Typically, the Company's net sales are somewhat higher in the first and second quarters and lower in the third and fourth quarters. Lower net sales in the third quarter result from patient tendency to defer, if possible, cardiac procedures during the summer months and from the seasonality of the U.S. and European markets where summer vacation schedules normally result in fewer surgical procedures. Lower net sales in the fourth quarter result from fewer selling days in the quarter because of holidays in the United States and other markets, and patient tendency to defer, if possible, cardiac procedures during these holiday seasons. Independent distributors may randomly place large orders that can distort the net sales pattern just described. In addition, new product introductions, acquisitions, and regulatory approvals can impact the typical net sales patterns.

RESEARCH AND DEVELOPMENT
         The Company is focused on the development of new products and improvements to existing products. In addition, research and development expense reflects the Company's efforts to obtain FDA approval of certain new products and processes, and to maintain the highest quality standards with respect to existing products. The Company's research and development expenses, exclusive of purchased in-process research and development, were $164.1 million (12.2% of net sales), $137.8 million (11.7% of net sales) and $125.1 million (11.2% of net sales) in 2001, 2000 and 1999, respectively.

GOVERNMENT REGULATION
         The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in most instances, by state and foreign governmental authorities or their designated representatives. Under the U.S. Federal Food, Drug and Cosmetic Act (the Act), and regulations thereunder, manufacturers of medical devices must comply with certain policies and procedures that regulate the composition, labeling, testing, manufacturing, packaging and distribution of medical devices. Medical devices are subject to different levels of government approval requirements, the most comprehensive of which requires the completion of an FDA approved clinical evaluation program and submission and approval of a pre-market approval (PMA) application before a device may be commercially marketed. The Company's mechanical and tissue heart valves, ICDs, certain pacemakers and leads and certain electrophysiology catheter applications are subject to this level of approval or as a supplement to a PMA approval. Other pacemakers and leads, annuloplasty ring products and other electrophysiology and cardiology products are currently marketed under the less rigorous 510(k) pre-market notification procedure of the Act.

         In addition, the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized, and it has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA also conducts inspections prior to approval of a PMA to determine compliance with the quality system regulations which covers manufacturing and design and may, at any time after approval of a PMA or granting of a 510(k), conduct periodic inspections to determine compliance with both good manufacturing practice regulations and/or current medical device reporting regulations. If the FDA were to conclude that St. Jude is not in compliance with applicable laws or regulations, it could institute proceedings to detain or seize products, issue a recall, impose operating restrictions, assess civil penalties and recommend criminal prosecution to the U.S. Department of Justice. Furthermore, the FDA could proceed to ban, or request recall, repair, replacement or refund of the cost of, any device previously manufactured or distributed.

         The FDA also regulates recordkeeping for medical devices and reviews hospital and manufacturers' required reports of adverse experiences to identify potential problems with FDA- authorized devices. Aggressive regulatory action may be taken by the FDA due to adverse experience reports.

         Diagnostic-related groups (DRG) reimbursement schedules regulate the amount the United States government, through the Centers for Medicare and Medicaid Services (CMS), will reimburse hospitals and doctors for the inpatient care of persons covered by Medicare. In response to rising Medicare and Medicaid costs, several legislative proposals are under consideration, which would restrict future funding increases for these programs. Changes in current DRG reimbursement levels could have an adverse effect on the Company's domestic pricing flexibility.

         St. Jude's business internationally is subject to medical device laws in individual countries outside the United States. These laws range from extensive device approval requirements in some countries for all or some of the Company's products, to requests for data or certifications in other countries. Generally, regulatory requirements are increasing in these countries. In the European Union, the regulatory systems have been harmonized, and approval to market in all European Union countries (represented by the CE Mark) can be obtained through one agency. In addition, government funding of medical procedures is limited and in certain instances is being reduced.

         A number of medical device regulatory agencies have begun considering whether to continue to permit the sale of medical devices that incorporate any bovine material because of concerns about Bovine Spongiform Encephalopathy
(BSE), sometimes referred to as "mad cow disease." It is believed that in some instances this disease has been transmitted to humans through the consumption of beef. There have been no reported cases of transmission of BSE through medical products and no reported cases of BSE in the United States. Some of the Company's products use bovine collagen (Angio-Seal(TM) and vascular grafts), which is derived from the bovine component scientifically rated as least likely to transmit the disease. Some of the Company's tissue heart valves incorporate bovine pericardial material. The Company is cooperating with the regulatory agencies considering these issues.

         In May 1995, prior to the acquisition by St. Jude, Telectronics Pacing Systems, Inc. (Telectronics), which is now part of St. Jude Medical Cardiac Rhythm Management Division, and its president entered into a consent decree with the FDA. The consent decree, which remains in effect indefinitely, requires that Telectronics comply with the FDA's good manufacturing practice regulations and identifies several specific provisions of those regulations. The consent decree provides for FDA inspections and that Telectronics is obligated to pay certain costs of the inspections.

PATENTS AND LICENSES
         The Company's policy is to protect its intellectual property rights related to its medical devices. Where appropriate, St. Jude applies for U.S. and foreign patents. In those instances where the Company has acquired technology from third parties, it has sought to obtain rights of ownership to the technology through the acquisition of underlying patents or licenses.

         While the Company believes design, development, regulatory and marketing aspects of the medical device business represent the principal barriers to entry into such business, it also recognizes that it's the Company's patents and license rights may make it more difficult for its competitors to market products similar to those produced by the Company. St. Jude can give no assurance that any of its patent rights, whether issued, subject to license, or in process, will not be circumvented or invalidated. Furthermore, there are numerous existing and pending patents on medical products and biomaterials. There can be no assurance that the Company's existing or planned products do not or will not infringe such rights or that others will not claim such infringement. No assurance can be given that the Company will be able to prevent competitors from challenging the Company's patents or entering markets currently served by the Company.

INSURANCE
         The Company operates in an industry that is susceptible to significant product liability claims. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class. In addition, product liability claims may be asserted against the Company in the future relative to events that are not known to management at the present time. While it is not possible to predict the outcome of every claim, the Company believes that it has adequate product liability insurance to cover the costs associated with them.

         Subsequent to the tragic events of September 2001, the product liability insurance market has dramatically changed. The Company has secured product liability coverage for 2002, however the self-insured retention and insurance premiums are significantly higher than in prior years. There can be no assurance that this trend will reverse in the future. As a result of the increased self-insured retention for 2002, the Company has increased financial exposure in the event of significant product liability matters.

         California earthquake insurance is currently difficult to procure, extremely costly, and restrictive in terms of coverage. The Company's earthquake and related business interruption insurance for its CRM operations located in Sylmar and Sunnyvale, California provides for limited coverage above a significant self-insured retention. There are several factors that preclude the Company from determining the effect an earthquake may have on its business. These factors include, but are not limited to, the severity and location of the earthquake, the extent of any damage to the Company's manufacturing facilities, the impact of an earthquake on the Company's California workforce and the infrastructure of the surrounding communities, and the extent, if any, of damage to the Company's inventory and work in process. While the Company's exposure to significant losses occasioned by a California earthquake would be partially mitigated by its ability to manufacture some of its CRM products at its Swedish manufacturing facility, the losses could have a material adverse effect on the Company, the duration of which cannot be reasonably predicted. The Company has expanded the manufacturing capabilities at its Swedish facility and has constructed a pacemaker component manufacturing facility in Arizona. In addition, the Company has moved significant finished goods inventory to locations outside California. These facilities and inventory transfers would further mitigate the adverse impact of a California earthquake.

EMPLOYEES
         As of December 31, 2001, the Company had 5,568 full-time employees. It has never experienced a work stoppage as a result of labor disputes and none of its employees are represented by a labor organization, with the exception of the Company's employees in Sweden and certain employees in France. The Company believes that its relationship with its employees is generally good.

INTERNATIONAL OPERATIONS
         The Company's international business is subject to such special risks as currency exchange controls, the imposition or increase of import or export duties and surtaxes, and international credit, financial or political problems. Currency exchange rate fluctuations relative to the U.S. dollar can affect reported consolidated revenues and net earnings. The Company may hedge a portion of this exposure from time to time to reduce the effect of foreign currency rate fluctuations on net earnings. See the "Market Risk" section on page 5 of "Management's Discussion and Analysis of Results of Operations and Financial Condition", incorporated herein by reference from the Financial Report included in the Company's 2001 Annual Report to Shareholders. Operations outside the United States also present complex tax and cash management issues that necessitate sophisticated analysis and diligent monitoring to meet the Company's financial objectives.


ITEM 2.  PROPERTIES

         St. Jude's principal executive offices are owned and are located in St. Paul, Minnesota. Manufacturing facilities are located in California, Minnesota, Arizona, South Carolina, Canada, Brazil, Puerto Rico and Sweden. The Company owns approximately 59%, or 338,000 square feet, of its total manufacturing space, and the balance is leased.

         The Company also maintains sales and administrative offices in the United States at 16 locations in six states and outside the United States at 33 locations in 24 countries. With the exception of one location, all of these locations are leased.

         In management's opinion, all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations. The Company believes that it has sufficient space for its current operations and for foreseeable expansion in the next few years.


ITEM 3.  LEGAL PROCEEDINGS

         SILZONE(R) LITIGATION: The Company has been sued by patients alleging defects in the Company's mechanical heart valves and valve repair products with Silzone(R) coating. The Company voluntarily recalled products with Silzone(R) coating on January 21, 2000, and sent a Recall Notice and Advisory concerning the recall to physicians and others. Some of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves and repair products who allege no injury to date. Some of these cases are seeking class action status.

         On April 18, 2001, the U.S. Judicial Panel on Multi-Litigation ruled that certain lawsuits filed in U.S. federal district court involving products with Silzone(R) coating should be part of Multi District Litigation proceedings, which will take place under the supervision of U.S. District court Judge John

Tunheim in Minnesota. As a result, a number of actions involving products with Silzone(R) coating are being transferred to Judge Tunheim's court in Minnesota for coordinated or consolidated pretrial proceedings.

         While it is not possible to predict the outcome of these cases, the Company believes that it has adequate product liability insurance to cover the costs associated with them. The Company further believes that any costs not covered by product liability insurance will not have a material adverse impact on the Company's financial position or liquidity, but may be material to the consolidated results of operations of a future period.

         GUIDANT LITIGATION: In November 1996 Guidant Corporation ("Guidant") sued St. Jude Medical alleging that St. Jude Medical did not have a license to certain patents controlled by Guidant covering ICD products and alleging that St. Jude Medical was infringing those patents.

         St. Jude Medical's contention that it had obtained its patent license from Guidant to the patents in issue when it acquired certain assets of Telectronics in November 1996 was rejected by an arbitrator in July 2000. In May 2001, a federal district court judge also ruled that the Guidant patent license with Telectronics had not transferred to St. Jude Medical.

         Guidant's suit in the United States District Court for the Southern District of Indiana originally alleged infringement by St. Jude Medical of four patents. Guidant later dismissed its claim on one patent (the `678 patent). In addition, in response to a stipulation by the parties, the court ruled that a second patent (the `191 patent) was invalid. Guidant has appealed the ruling of invalidity concerning the `191 patent and the Court of Appeals for the Federal Circuit held oral arguments on the `191 appeal on February 5, 2002.

         A jury trial involving the two remaining patents asserted by Guidant (the `288 and `472 patents) commenced in June 2001. The jury issued its verdict on July 3, 2001, finding that both the `472 and `288 patents were valid and that St. Jude Medical did not infringe the `288 patent. The jury also found that St. Jude did infringe the `472 patent, which expired on March 4, 2001, but that the infringement was not willful. The jury awarded damages of $140 million to Guidant.

         On February 13, 2002, the judge overseeing the jury trial issued his rulings on the various post-trial motions. In particular, the judge ruled that the `472 patent was invalid on two grounds: lack of proper written description and double patenting. The judge also ruled that claim 18 was not infringed and that claim 1 was infringed in only a limited manner.

         The judge further ruled that the `288 patent was invalid for both obviousness and failure to disclose the best mode.

         The judge also found that St. Jude Medical was entitled to a new trial on the issue of damages in the event the court's rulings on the other matters were reversed on appeal. Finally, the judge held that in the event his other rulings were reversed, St. Jude Medical would be entitled to a new trial because of misconduct by Guidant and its attorneys during the first trial and that, in such an event, Guidant would have to pay certain attorney's fees of St. Jude Medical. The court ruled on several other motions, not summarized here.

         The effect of the court's post-trial rulings was to eliminate the $140 million verdict against St. Jude Medical. The Company expects that Guidant will appeal the judge's decision.

         OTHER LITIGATION MATTERS: The Company is involved in various product liability lawsuits, claims and proceedings of a nature considered normal to its business. Subject to self-insured retentions, the Company believes it has product liability insurance sufficient to cover such claims and suits.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2001.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Name                         Age                                     Position*
-----------------------      ---      ----------------------------------------------------------------------------
Terry L. Shepherd            49       Chief Executive Officer (1999)

Daniel J. Starks             47       President and Chief Operating Officer (2001)

David W. Adinolfi            46       President, Daig (2001)

Robert Cohen                 44       Vice President, Business and Technology Development (1998)

Michael J. Coyle             39       President, Cardiac Rhythm Management (2001)

Peter L. Gove                54       Vice President, Corporate Relations (1994)

Steven J. Healy              44       President, Cardiac Surgery (1999)

John C. Heinmiller           47       Vice President, Finance, Chief Financial Officer and Treasurer (1998)

Jeri L. Lose                 44       Vice President, Information Technology and Chief Information Officer (2000)

Joseph H. McCullough         52       President, International (2001)

Kevin T. O'Malley            50       Vice President, General Counsel and Secretary (1994)

Michael T. Rousseau          46       President, U.S. Sales (2001)

Frieda J. Valk               48       Vice President, Administration (1999)
-----------------------

*Dates in brackets indicate year during which the named executive officers began serving in such capacity.

         Executive officers serve at the pleasure of the Board of Directors.

         Mr. Shepherd joined the Company in 1994 as President of Cardiac Surgery. In 1999, he was appointed President and Chief Executive Officer of St. Jude, and since February 2001, has been the Company's Chief Executive Officer. Mr. Shepherd has also served on St. Jude's Board of Directors since 1999.

         Mr. Starks joined St. Jude in 1996 as a result of the Company's acquisition of Daig Corporation, where he continued as Chief Executive Officer. In 1997, he was also appointed CEO of Cardiac Rhythm Management, and in April 1998, became President and CEO of Cardiac Rhythm Management. He was appointed President and Chief Operating Officer of St. Jude in February 2001. Mr. Starks has also served on the Company's Board of Directors since 1996.

         Mr. Adinolfi joined St. Jude in 1994 as a result of the Company's acquisition of Pacesetter, Inc. He served as Vice President, CRM Global Product Planning and Identification from June 1996 to March 1998, and in March 1998 became Vice President of CRM Business Development, Planning and Research. He also served as Senior Vice President, CRM Global Marketing beginning in April 1998, and in March 1999 became Senior Vice President of CRM Product Portfolio Management. In February 2001, Mr. Adinolfi was appointed President of Daig. Prior to joining Pacesetter in 1989 as Director of Marketing, Mr. Adinolfi spent five years at Cordis and Telectronics in a variety of marketing, sales and management positions.

         Mr. Cohen joined the Company in 1998 as Vice President, Business and Technology Development. Prior to joining the Company, he was employed by Sulzer Medica, a medical device company. During his 19-year career in the medical device industry, Mr. Cohen has been associated with Pfizer Inc. and GCI Medical, an investment firm focused on the medical technology industry.

         Mr. Coyle joined St. Jude in 1994 as Director, Business Development. He was appointed President of Cardiac Rhythm Management in February 2001. Prior to that appointment, Mr. Coyle previously served as the Chief Operating Officer of Daig since 1997. Prior to joining St. Jude, he spent nine years with Eli Lilly & Company, a pharmaceutical products company, in a variety of technical and business management roles in both its Pharmaceutical and Medical Device Divisions.

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

         Mr. Healy first joined the Company in 1983 as a heart valve sales representative. In 1999 he was appointed President, Cardiac Surgery. From 1996 to 1999, Mr. Healy was Vice President of Heart Valve Sales and Marketing. He served as Heart Valve Vice President of Marketing from 1993 to 1996.

         Mr. Heinmiller joined the Company in May 1998 as Vice President of Corporate Business Development. In September 1998, he was appointed Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Heinmiller was president of F3 Corporation from 1997 to 1998, a privately held asset management company, and was Vice President of Finance and Administration for Daig Corporation from 1995 to 1997. Mr. Heinmiller is also a former audit partner in the Minneapolis office of Grant Thornton LLP, a national public accounting firm. Mr. Heinmiller is a director of Lifecore Biomedical, Inc. and Arctic Cat, Inc.

         Ms. Lose (formerly Ms. Jones) joined St. Jude in 1999 as Vice President, Information Technology, and was appointed Vice President, Information Technology and Chief Information Officer in 2000. Prior to joining the Company, Ms. Lose was Vice President of Systems Development at U.S. Bancorp, a multi-state financial services holding company, from 1993 to 1999. From 1990 to 1993, Ms. Lose was a Senior Manager in Information Technology Consulting with Ernst & Young LLP, an international public accounting firm. From 1979 to 1990, she held several positions in Accounting and then Information Technology with General Mills, Inc, a consumer food products company.

         Mr. McCullough joined St. Jude in 1994 as a CRM Regional Sales Director. He became Vice President, CRM Marketing in 1996 and in 1997 was named Senior Vice President, CRM Europe, where his responsibilities included sales, marketing and managing the Company's manufacturing facility in Veddesta, Sweden. He was named President, International in July 2001. Prior to joining the Company, Mr. McCullough worked for several medical technology companies for more than 20 years.

         Mr. O'Malley joined the Company in 1994 as Vice President and General Counsel. Prior to joining St. Jude, Mr. O'Malley was employed by Eli Lilly & Company for 15 years in various positions, including General Counsel of the Medical Device and Diagnostics Division.

         Mr. Rousseau joined the Company in 1999 as Senior Vice President, CRM Global Marketing, and in August 1999, CRM Marketing and Sales were combined under his leadership. In January 2001, he was named President, U.S. CRM Sales, and in July 2001, he was named President, U.S. Sales. Prior to joining St. Jude, Mr. Rousseau worked for Sulzer Intermedics, Inc., a medical device company, for 11 years. At Sulzer, he served as Vice President, Tachycardia, in 1997 and was appointed Vice President, U.S. Sales and Marketing in 1998.

         Ms. Valk joined the Company in 1996 as Human Resources Director of St. Jude Medical Europe. She was appointed Vice President, Administration in 1999. Prior to joining the Company, Mrs. Valk was employed by Eli Lilly & Company for sixteen years in various positions, including pharmaceutical sales, sales management, sales training and human resources.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The information set forth under the captions "Dividends" and "Stock Exchange Listings" on pages 6 and 24 of the Financial Report included in the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth under the caption "Five-Year Summary Financial Data" on page 23 of the Financial Report included in the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 1 through 6 of the Financial Report included in the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information appearing under the caption "Market Risk" on page 5 of the Financial Report included in the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of the Company and Report of Independent Auditors set forth on pages 7 through 22 of the Financial Report included in the Company's 2001 Annual Report to Shareholders are incorporated herein by reference:

         Consolidated Statements of Earnings - Fiscal Years ended December 31, 2001, 2000 and 1999

         Consolidated Balance Sheets - December 31, 2001 and 2000

         Consolidated Statements of Shareholders' Equity - Fiscal Years ended December 31, 2001, 2000, and 1999

         Consolidated Statements of Cash Flows - Fiscal Years ended December 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Board of Directors" in the Company's definitive Proxy Statement dated March 28, 2002, is incorporated herein by reference. Information on executive officers is incorporated herein by reference to Item 4A of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement dated March 28, 2002, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Share Ownership of Management and Directors and Certain Beneficial Owners" in the Company's definitive Proxy Statement dated March 28, 2002, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the captions "Governance of the Company" and "Executive Compensation" in the Company's definitive Proxy Statement dated March 28, 2002, is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

         (1)  FINANCIAL STATEMENTS

              The following Consolidated Financial Statements of the Company and Report of Independent Auditors as set forth on pages 7 through 22 of the Financial Report included in the Company's 2001 Annual Report to Shareholders (see Exhibit 13) are incorporated herein by reference:

              Consolidated Statements of Earnings - Fiscal Years ended December 31, 2001, 2000 and 1999

              Consolidated Balance Sheets - December 31, 2001 and 2000

              Consolidated Statements of Shareholders' Equity - Fiscal Years ended December 31, 2001, 2000, and 1999

              Consolidated Statements of Cash Flows - Fiscal Years ended December 31, 2001, 2000 and 1999

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

         All other financial statements and schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable.

         (3)  EXHIBITS

              Pursuant to Item 601(b)(4)(iiii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Company are not filed, and in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.


  EXHIBIT                              EXHIBIT INDEX
-----------   ------------------------------------------------------------------
   3.1        Articles of Incorporation as amended on September 5, 1996, are incorporated by reference from Exhibit 3.2 of the Company's Annual
              Report on Form 10-K for the year ended December 31, 1996.

   3.2 Bylaws are incorporated by reference from Exhibit 3(ii) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

   4.1 Rights Agreement dated as of June 16, 1997, between the Company and American Stock Transfer and Trust Company, as Rights Agent, including the Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock is incorporated by reference from Exhibit 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

  10.1 Form of Indemnification Agreement that the Company has entered into with officers and directors is incorporated by reference from
              Exhibit 10(d) of the Company's Annual Report on Form 10-K for the year ended December 31, 1986.*

  10.2        St. Jude Medical, Inc. Management Incentive Compensation Plan.*#

  10.3 Management Savings Plan dated February 1, 1995, is incorporated by reference from Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.*

  10.4 Retirement Plan for members of the Board of Directors as amended on March 15, 1995, is incorporated by reference from Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.*

  10.5 St. Jude Medical, Inc. 1991 Stock Plan is incorporated by reference from the Company's Registration Statement on Form S-8 filed June 28, 1991 (Commission File No. 33-41459).*

  EXHIBIT                              EXHIBIT INDEX
-----------   ------------------------------------------------------------------
  10.6        St. Jude Medical, Inc. 1994 Stock Option Plan is incorporated by reference from  Exhibit 4(a) of the Company's  Registration
              Statement on Form S-8 filed July 1, 1994 (Commission File No.
              33-54435).*

  10.7 St. Jude Medical, Inc. 1997 Stock Option Plan is incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed December 22, 1997 (Commission File No. 333-42945).*

  10.8 Split Dollar Insurance Agreement as amended April 29, 1999 between St. Jude Medical, Inc. and Ronald A. and Lucille E. Matricaria is incorporated by reference from Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.*

  10.9        St. Jude Medical, Inc. 2000 Stock Plan.*#

 10.10        St. Jude Medical, Inc. 2000 Employee Stock Purchase Savings
              Plan.*#

 10.11 Amended and Restated Employment Agreement dated as of March 25, 2001, between the Company and Daniel J. Starks is incorporated by reference from Exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.*

 10.12 Form of Severance Agreement that the Company has entered into with officers relating to severance matters in connection with a change in control is incorporated by reference from Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.*

 10.13 Amended and Restated Employment Agreement dated as of March 25, 2001, between the Company and Terry L. Shepherd is incorporated by reference from Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.*

    13        Portions of the Company's 2001 Annual Report to Shareholders.#

    21        Subsidiaries of the Registrant.#

  EXHIBIT                              EXHIBIT INDEX
-----------   ------------------------------------------------------------------
   23         Consent of Independent Auditors.#

   24         Power of Attorney.#

-------------------
* Management contract or compensatory plan or arrangement.
# Filed as an exhibit to this Annual Report on Form 10-K.


(b)      REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 2001:
         No reports on Form 8-K were filed by the Company during the fourth quarter of 2001.

(c)      EXHIBITS:  Reference is made to Item 14(a)(3).

(d)      SCHEDULES:



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

             COL. A                   COL. B         COL. C         COL. D         COL. E
------------------------------      ----------     ----------     ----------     ----------
                                    BALANCE AT     ADDITIONS                     BALANCE AT
                                    BEGINNING      CHARGED TO                      END OF
           DESCRIPTION               OF YEAR        EXPENSE      DEDUCTIONS(1)      YEAR
-------------------------------     ----------     ----------     ----------     ----------
Allowance for doubtful accounts
Fiscal Year Ended:
December 31, 2001                    $ 13,831       $  6,468       $  3,089       $ 17,210
December 31, 2000                      13,529          6,913          6,611         13,831
December 31, 1999                      12,352          5,421          4,244         13,529

-------------------------------

(1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ST. JUDE MEDICAL, INC.

Date:       March 22, 2002                      By /s/ TERRY L. SHEPHERD
                                                   -----------------------------
                                                   Terry L. Shepherd
                                                   CHIEF EXECUTIVE OFFICER
                                                   (PRINCIPAL EXECUTIVE OFFICER)


                                                By /s/ JOHN C. HEINMILLER
                                                   -----------------------------
                                                   John C. Heinmiller
                                                   VICE PRESIDENT, FINANCE AND
                                                   CHIEF FINANCIAL OFFICER
                                                   (PRINCIPAL FINANCIAL AND
                                                   ACCOUNTING OFFICER)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ RONALD A. MATRICARIA     Director   March 22, 2002        /s/ TERRY L. SHEPHERD        Director   March 22, 2002
-------------------------                                     -------------------------
Ronald A. Matricaria                                          Terry L. Shepherd


/s/ RICHARD R. DEVENUTI      Director   March 22, 2002        /s/ DAVID A. THOMPSON        Director   March 22, 2002
-------------------------                                     -------------------------
Richard R. Devenuti                                           David A. Thompson


/s/ STUART M. ESSIG          Director   March 22, 2002        /s/ STEFAN K. WIDENSOHLER    Director   March 22, 2002
-------------------------                                     -------------------------
Stuart M. Essig                                               Stefan K. Widensohler


/s/ THOMAS H. GARRETT III    Director   March 22, 2002        /s/ WENDY L. YARNO           Director   March 22, 2002
-------------------------                                     -------------------------
Thomas H. Garrett III                                         Wendy L. Yarno


/s/ WALTER L. SEMBROWICH     Director   March 22, 2002        /s/ FRANK C-P YIN            Director   March 22, 2002
-------------------------                                     -------------------------
Walter L. Sembrowich                                          Frank C-P Yin


/s/ DANIEL J. STARKS         Director   March 22, 2002
-------------------------
Daniel J. Starks