Form 10-Q
period 2002-03-31
ST JUDE MEDICAL INC
filed 2002-05-15
CIK 203077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 2002 Commission File Number 0-8672
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

                                YES _X_   NO ___


The number of shares of common stock, par value $.10 per share, outstanding on April 26, 2002 was 88,111,873.

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             ST. JUDE MEDICAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                        2002            2001
================================================================================
Net sales                                        $ 371,193       $ 326,065
Cost of sales                                      118,788         107,077
--------------------------------------------------------------------------------
    Gross profit                                   252,405         218,988
Selling, general and administrative expense        122,687         113,621
Research and development expense                    46,465          39,505
--------------------------------------------------------------------------------
    Operating profit                                83,253          65,862
Other income (expense)                                (485)         (3,097)
--------------------------------------------------------------------------------
    Earnings before income taxes                    82,768          62,765
Income tax expense                                  20,692          15,691
--------------------------------------------------------------------------------
Net earnings                                     $  62,076       $  47,074
================================================================================

================================================================================
Net earnings per share:
    Basic                                        $    0.71       $    0.55
    Diluted                                      $    0.68       $    0.53
Weighted average shares outstanding:
    Basic                                           87,612          85,537
    Diluted                                         91,193          88,401
================================================================================


See notes to condensed consolidated financial statements.

                             ST. JUDE MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 MARCH 31, 2002     DECEMBER 31,
                                                                  (UNAUDITED)      2001 (SEE NOTE)
==================================================================================================
ASSETS
Current assets
     Cash and equivalents                                         $   138,882       $   148,335
     Accounts receivable, less allowances of $19,539 in 2002
        and $17,210 in 2001                                           352,441           320,683
     Inventories                                                      238,665           240,390
     Deferred income taxes                                             39,626            36,563
     Other                                                             65,599            51,575
--------------------------------------------------------------------------------------------------
       Total current assets                                           835,213           797,546

Property, plant and equipment - at cost                               643,696           631,134
Less accumulated depreciation                                        (348,226)         (335,491)
--------------------------------------------------------------------------------------------------
       Net property, plant and equipment                              295,470           295,643

Other assets
     Goodwill, net                                                    321,999           321,562
     Other intangible assets, net                                      76,434            68,367
     Deferred income taxes                                             67,238            67,238
     Other                                                             88,747            78,371
--------------------------------------------------------------------------------------------------
        Total other assets                                            554,418           535,538
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $ 1,685,101       $ 1,628,727
==================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Current maturities of long-term debt                         $    87,750       $        --
     Accounts payable                                                  95,441            88,925
     Income taxes payable                                              69,841            63,475
     Accrued expenses                                                 155,103           169,454
--------------------------------------------------------------------------------------------------
       Total current liabilities                                      408,135           321,854

Long-term debt, less current maturities                                    --           123,128
Commitments and contingencies                                              --                --
Shareholders' equity
     Preferred stock                                                       --                --
     Common stock                                                       8,791             8,721
     Additional paid-in capital                                       170,360           134,726
     Retained earnings                                              1,196,985         1,134,909
     Accumulated other comprehensive income
        Cumulative translation adjustment                            (103,364)         (103,781)
        Unrealized gain on available-for-sale securities                4,194             9,170
--------------------------------------------------------------------------------------------------
       Total shareholders' equity                                   1,276,966         1,183,745
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 1,685,101       $ 1,628,727
==================================================================================================


NOTE: THE BALANCE SHEET AT DECEMBER 31, 2001 HAS BEEN DERIVED FROM THE COMPANY'S AUDITED FINANCIAL STATEMENTS AT THAT DATE. SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ST. JUDE MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                                           2002            2001
=============================================================================================================
Operating Activities
    Net earnings                                                                    $  62,076       $  47,074
    Depreciation                                                                       14,875          14,059
    Amortization                                                                        1,499           8,295
    Deferred income taxes                                                                 (24)             12
    Changes in operating assets and liabilities, net of business acquisitions:
      Accounts receivable                                                             (32,181)        (15,051)
      Inventories                                                                       2,161          (6,509)
      Other current assets                                                            (21,952)         11,882
      Accounts payable and accrued expenses                                            (8,709)        (23,008)
      Income taxes                                                                     18,257          13,336
-------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                       36,002          50,090

Investing Activities
    Purchase of property, plant and equipment                                         (13,105)        (17,433)
    Business acquisition payments                                                      (9,427)         (1,075)
    Other                                                                             (10,420)         (6,998)
-------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                          (32,952)        (25,506)

Financing Activities
    Proceeds from exercise of stock options                                            23,649          11,175
    Borrowings under debt facilities                                                  296,900         468,050
    Payments under debt facilities                                                   (332,278)       (511,400)
-------------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                          (11,729)        (32,175)

Effect of currency exchange rate changes on cash                                         (774)         (2,698)
-------------------------------------------------------------------------------------------------------------
       Net decrease in cash and equivalents                                            (9,453)        (10,289)
Cash and equivalents at beginning of period                                           148,335          50,439
-------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                               $ 138,882       $  40,150
=============================================================================================================


See notes to condensed consolidated financial statements.

                             ST. JUDE MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.


NOTE 2 - INVENTORIES

Inventories consist of the following:

                                              MARCH 31,             DECEMBER 31,
                                                2002                    2001
================================================================================
Finished goods                               $ 140,526                $ 135,543
Work in process                                 37,545                   35,984
Raw materials                                   60,594                   68,863
--------------------------------------------------------------------------------
                                             $ 238,665                $ 240,390
================================================================================


NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted all provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142), on January 1, 2002. Under Statement 142, goodwill is no longer amortized, but is subject to annual impairment tests. The following table reconciles reported 2001 net earnings and basic and diluted net earnings per share had this statement been effective January 1, 2001:

                                                              THREE MONTHS ENDED
                                                                March 31, 2002
================================================================================

Net earnings:
Reported net earnings                                              $ 47,074
Goodwill amortization, net of taxes                                   5,171
--------------------------------------------------------------------------------
Adjusted net earnings                                              $ 52,245
================================================================================

BASIC NET EARNINGS PER SHARE:
Reported net earnings                                              $   0.55
Goodwill amortization, net of taxes                                    0.06
--------------------------------------------------------------------------------
Adjusted basic net earnings per share                              $   0.61
================================================================================

DILUTED NET EARNINGS PER SHARE:
Reported net earnings                                              $   0.53
Goodwill amortization, net of taxes                                    0.06
--------------------------------------------------------------------------------
Adjusted diluted net earnings per share                            $   0.59
================================================================================

The net carrying amount of goodwill for the first quarter ended March 31, 2002 increased $437 to $321,999 due to the translation of non-U.S. goodwill balances from local currencies to U.S. dollars.

The Company is in the process of performing its initial required goodwill impairment test under Statement 142, however, management does not expect the outcome of this test to have a material impact on the Company's consolidated results of operations or financial position.

Balances of other intangible assets as of March 31, 2002 and December 31, 2001 were as follows:

                                                   MARCH 31,                       DECEMBER 31,
                                                    2002                              2001
========================================================================================================
                                          Original        Accumulated       Original        Accumulated
AMORTIZED INTANGIBLE ASSETS:                Cost          Amortization        Cost          Amortization
--------------------------------------------------------------------------------------------------------
Purchased technology & patents            $ 72,194         $(13,339)        $ 72,050         $(12,440)
Other                                       18,475             (896)           9,046             (289)
--------------------------------------------------------------------------------------------------------
                                          $ 90,669         $(14,235)        $ 81,096         $(12,729)
========================================================================================================

Total other intangible assets, net        $ 76,434               --           68,367               --
--------------------------------------------------------------------------------------------------------

During the first quarter of 2002, the Company reclassified $24,599 of certain intangible assets to goodwill based upon the guidance provided in Statement 142 and Statement of Financial Accounting Standards No. 141, "Business Combinations." This reclassification has been reflected in the goodwill and other intangible asset balances as of December 31, 2001 for comparative purposes.

NOTE 4 - LONG-TERM DEBT

The Company issues short-term, unsecured commercial paper with maturities up to 270 days. These commercial paper borrowings are backed by the Company's committed credit facility and bear interest at varying market rates. The Company had outstanding commercial paper borrowings of $87,750 and $123,128 at March 31, 2002 and December 31, 2001.

The Company has a $350,000 unsecured, revolving credit facility that expires in March 2003. The Company's commercial paper borrowings are backed by this committed credit facility. The Company also borrows from time to time under uncommitted, due-on-demand credit facilities with various banks.

At December 31, 2001, the Company classified all of its commercial paper borrowings as long-term on its balance sheet as the Company had the ability to repay these short-term obligations with available cash from its existing long-term, committed credit facility. At March 31, 2002, the Company classified all of its commercial paper borrowings as current maturities of long-term debt as its $350,000 committed credit facility expires in less than one year. Management continually reviews the Company's cash flow projections and may from time to time repay a portion of the Company's borrowings.

The Company's credit facility agreement contains various restrictive covenants such as minimum financial ratios, limitations on additional liens or indebtedness, and limitations on certain acquisitions and investments, all of which the Company was in compliance with at March 31, 2002. The Company's credit facility agreement does not include a provision for termination of the facility or acceleration of repayment due to changes in the Company's credit rating.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

SILZONE(R) LITIGATION: The Company has been sued by patients alleging defects in the Company's mechanical heart valves and valve repair products with Silzone(R) coating. Some of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves and repair products who allege no injury to date. Some of these cases are seeking class action status. The Company voluntarily recalled products with Silzone(R) coating on January 21, 2000, and sent a Recall Notice and Advisory concerning the recall to physicians and others. See also Note 7 regarding the 2000 special charge for the voluntary recall of products incorporating Silzone(R) coating.

In 2001, the U.S. Judicial Panel on Multi-District Litigation ruled that certain lawsuits filed in U.S. federal district court involving products with Silzone(R) coating should be part of Multi-District Litigation proceedings under the supervision of U.S. District Court Judge John Tunheim in Minnesota. As a result, actions involving products with Silzone(R) coating have been and will likely continue to be transferred to Judge Tunheim for coordinated or consolidated pretrial proceedings. There are other actions involving products with Silzone(R) coating in various state courts that may or may not be coordinated with the matters presently before Judge Tunheim.

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

Guidant's suit in the United States District Court for the Southern District of Indiana originally alleged infringement by St. Jude Medical of four patents. Guidant later dismissed its claim on one patent (the '678 patent). In addition, in response to a stipulation by the parties, the court ruled that a second patent (the '191 patent) was invalid. Guidant has appealed the ruling of invalidity concerning the '191 patent and the Court of Appeals for the Federal Circuit held oral arguments on the '191 appeal on February 5, 2002.

A jury trial involving the two remaining patents asserted by Guidant (the '288 and '472 patents) commenced in June 2001. The jury issued its verdict on July 3, 2001, finding that both the '472 and '288 patents were valid and that St. Jude Medical did not infringe the '288 patent. The jury also found that St. Jude did infringe the '472 patent, which expired on March 4, 2001, but that the infringement was not willful. The jury awarded damages of $140,000 to Guidant.

On February 13, 2002, the judge overseeing the jury trial issued his rulings on the various post-trial motions. In particular, the judge ruled that the '472 patent was invalid on two grounds: lack of proper written description and double patenting. The judge also ruled that claim 18 was not infringed and that claim 1 was infringed in only a limited manner.

The judge further ruled that the '288 patent was invalid for both obviousness and failure to disclose the best mode.

The judge also found that St. Jude Medical was entitled to a new trial on the issue of damages in the event the court's rulings on the other matters were reversed on appeal. Finally, the judge held that in the event his other rulings were reversed, St. Jude Medical would be entitled to a new trial because of misconduct by Guidant and its attorneys during the first trial and that, in such an event, Guidant would have to pay certain attorney's fees of St. Jude Medical. The court also ruled on several other motions, not summarized here.

The effect of the court's post-trial rulings was to eliminate the $140,000 verdict against St. Jude Medical. The Company expects that Guidant will appeal the judge's decision. While it is not possible to predict the outcome of an appeal process, the Company believes that it has meritorious defenses against the claims asserted by Guidant.

OTHER LITIGATION MATTERS: The Company is involved in various other product liability lawsuits, claims and proceedings that arise in the ordinary course of business. Subject to self-insured retentions, the Company believes it has product liability insurance sufficient to cover such claims and suits.


NOTE 6 - SHAREHOLDERS' EQUITY

CAPITAL STOCK: The Company's authorized capital consists of 25,000 shares of $1.00 per share par value preferred stock and 250,000 shares of $0.10 per share par value common stock. There were no shares of preferred stock issued or outstanding during 2001 or the first quarter of 2002. There were 87,902 and 87,209 shares of common stock outstanding at March 31, 2002 and December 31, 2001.

SHARE REPURCHASES: In September 1999, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company's outstanding common stock over a three-year period. There were no share repurchases during 2001 or the first quarter of 2002.


NOTE 7 - SPECIAL CHARGES

2001 SPECIAL CHARGE: In July 2001, the Company initiated efforts to streamline its heart valve operations, consolidate its U.S. sales activities and restructure its international sales organization. As a result of these activities, the Company recorded pre-tax special charges of $20,657 in the third quarter of 2001, consisting of employee severance costs resulting from the elimination of approximately 90 production and administrative positions ($5,293), inventory write-offs and scrap ($9,490), capital equipment write-offs ($3,379) and other costs related primarily to lease terminations and other facility exit costs due to the closing and consolidation of sales offices ($2,495). The Company has utilized $14,302 of these special charge accruals through March 31, 2002, consisting of $3,045 of employee severance costs, $7,365 of inventory write-offs and scrap, $3,379 of capital equipment write-offs, and $513 of other costs. The Company estimates that the remaining accruals will be utilized primarily during 2002.

During the third quarter of 2001, the Company also wrote off $12,177 of certain diagnostic equipment deemed obsolete due to the overwhelming acceptance of newer technology equipment which received U.S. regulatory approvals in late 2000 and early 2001, and was launched earlier in 2001.

2000 SPECIAL CHARGE: On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating Silzone(R) coating on the sewing cuff fabric. The Company concluded that it will no longer utilize a Silzone(R) coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs ($16,636), including monitoring expenses, associated with this recall and product discontinuance. The Company also maintains product liability coverage for litigation-related costs in excess of its self-insured retention. The Company has utilized $20,980 of this special charge accrual through March 31, 2002, consisting of $9,465 of asset write-downs and $11,515 of other costs. The Company estimates that the remaining accrual will be utilized primarily during 2002. There can be no assurance that the final costs associated with this recall that are not covered by insurance, including litigation-related costs, will not exceed management's estimates.

NOTE 8 - NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share:

THREE MONTHS ENDED MARCH 31,                            2002         2001
================================================================================
Numerator:
     Net earnings                                     $62,076      $47,074
Denominator:
     Basic-weighted average shares outstanding         87,612       85,537
     Effect of dilutive securities:
          Employee stock options                        3,570        2,826
          Restricted shares                                11           38
--------------------------------------------------------------------------------
     Diluted-weighted average shares outstanding       91,193       88,401
================================================================================
Basic net earnings per share                          $   .71      $   .55
================================================================================
Diluted net earnings per share                        $   .68      $   .53
--------------------------------------------------------------------------------

Net earnings and diluted-weighted average shares outstanding have not been adjusted for certain employee stock options and awards where the effect of those securities would have been anti-dilutive.


NOTE 9 - COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale marketable securities and foreign currency translation adjustments, net of taxes. Other comprehensive loss was $(4,559) and $(13,577) for the three months ended March 31, 2002 and 2001. Total comprehensive income
(loss) combines reported net earnings (loss) and other comprehensive income
(loss). Total comprehensive income was $57,517 and $33,497 for the three months ended March 31, 2002 and 2001.


NOTE 10 - OTHER INCOME (EXPENSE)

Other income (expense) consists primarily of interest income and interest expense, net.


NOTE 11 - SEGMENT AND GEOGRAPHICAL INFORMATION

SEGMENT INFORMATION: The Company manages its business on the basis of one reportable segment - the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management (CRM), cardiac surgery (CS) and cardiology and vascular access (C/VA) markets. The Company's principal products in each of these markets are: bradycardia pacemaker systems, tachycardia implantable cardioverter defibrillator (ICD) systems, and electrophysiology catheters in CRM; mechanical and tissue heart valves, valve repair products, and suture-free devices to facilitate coronary artery bypass graft anastomoses in CS; and vascular closure devices, catheters, guidewires and introducers in C/VA.

GEOGRAPHICAL INFORMATION: The following tables present certain geographical financial information:

                                                  THREE MONTHS ENDED MARCH 31,
NET SALES                                          2002                  2001
================================================================================
United States                                   $ 245,830             $ 210,650
International                                     125,363               115,415
--------------------------------------------------------------------------------
                                                $ 371,193             $ 326,065
================================================================================

                                                MARCH 31,          DECEMBER 31,
LONG-LIVED ASSETS*                                2002                  2001
================================================================================
United States                                   $ 642,085             $ 626,140
International                                     140,565               137,803
--------------------------------------------------------------------------------
                                                $ 782,650             $ 763,943
================================================================================

*LONG-LIVED ASSETS EXCLUDE DEFERRED INCOME TAXES.



Net sales by class of similar products were as follows:

                                                 THREE MONTHS ENDED MARCH 31,
NET SALES                                         2002                  2001
================================================================================
Cardiac rhythm management                       $ 267,798             $ 229,033
Cardiac surgery                                    62,882                65,645
Cardiology and vascular access                     40,513                31,387
--------------------------------------------------------------------------------
                                                $ 371,193             $ 326,065
--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS

NET SALES: Net sales for the first quarter of 2002 totaled $371,193, a 13.8% increase over the $326,065 reported in the first quarter of 2001. Unfavorable foreign currency effects due to a stronger U.S. dollar, primarily against the major Western European currencies, reduced first quarter 2002 net sales as compared with 2001 by approximately $5,000.

Cardiac rhythm management (CRM) net sales for the first quarter of 2002 were $267,798, a 16.9% increase over the $229,033 reported in the first quarter of 2001. The increase in CRM net sales for the first quarter of 2002 was primarily due to increased bradycardia, implantable cardioverter defibrillator (ICD) and electrophysiology catheter unit sales. The increase in bradycardia net sales in the first quarter of 2002 was attributable to the on-going success of the Company's Integrity AFx(R) pacemakers with atrial fibrillation suppression technology and to the global introduction of the Identity(TM) family of pacemakers during the quarter. The Company's ICD net sales during the first quarter of 2002 benefited from the introduction of the Atlas(TM) family of ICDs to the U.S. market during the quarter.

Cardiac surgery (CS) net sales for the first quarter of 2002 were $62,882, a 4.2% decrease from the $65,645 reported in the first quarter of 2001. The decrease in CS net sales was due to the effects of the stronger U.S. dollar and a clinical preference shift from mechanical valves to tissue valves in the U.S. market where the Company holds significant mechanical valve market share and a smaller share of the tissue valve market. This decrease was offset in part by an increase in aortic connector sales as the Company continues its rollout of this product into the U.S. market.

Cardiology and vascular access net sales for the first quarter of 2002 were $40,513, a 29.1% increase over the $31,387 reported in the first quarter of 2001, primarily due to increased Angio-Seal(TM) vascular closure unit sales, benefiting from the global introduction of the Angio-Seal(TM) STS Platform in January 2002.

GROSS PROFIT: Gross profit for the first quarter of 2002 totaled $252,405, or 68.0% of net sales, as compared with $218,988, or 67.2% of net sales, during the first quarter of 2001. The improvement in the gross profit percentage is due primarily to higher ICD and pacemaker unit volumes and improved CRM manufacturing efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE: SG&A expense for the first quarter of 2002 totaled $122,687, or 33.1% of net sales, compared with $113,621, or 34.8% of net sales, for the first quarter of 2001. The decrease in SG&A expense as a percentage of net sales was primarily attributable to the elimination of goodwill amortization expense in the first quarter of 2002 due to the Company's adoption of FASB Statement 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Goodwill amortization expense in the first quarter of 2001 was $6,895.

RESEARCH AND DEVELOPMENT (R&D) EXPENSE: R&D expenses in the first quarter of 2002 totaled $46,465, or 12.5% of net sales, compared with $39,505, or 12.1% of net sales, for the first quarter of 2001. The increase in R&D expenses as a percentage of net sales is primarily attributable to increased CRM activities relating primarily to ICDs and products treating emerging indications in atrial fibrillation and congestive heart failure.

SPECIAL CHARGES: In July 2001, the Company initiated efforts to streamline its heart valve operations, consolidate its U.S. sales activities and restructure its international sales organization. As a result of these activities, the Company recorded pre-tax special charges of $20,657 in the third quarter of 2001, consisting of employee severance costs resulting from the elimination of approximately 90 production and administrative positions ($5,293), inventory write-offs and scrap ($9,490), capital equipment write-offs ($3,379) and other costs related primarily to lease terminations and other facility exit costs due to the closing and consolidation of sales offices ($2,495). The Company has utilized $14,302 of these special charge accruals through March 31, 2002, consisting of $3,045 of employee severance costs, $7,365 of inventory write-offs and scrap, $3,379 of capital equipment write-offs, and $513 of other costs. The Company estimates that the remaining accruals will be utilized primarily during 2002.

During the third quarter of 2001, the Company also wrote off $12,177 of certain diagnostic equipment deemed obsolete due to the overwhelming acceptance of newer technology equipment which received U.S. regulatory approvals in late 2000 and early 2001, and was launched earlier in 2001.

On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating Silzone(R) coating on the sewing cuff fabric. The Company concluded that it would no longer utilize Silzone(R) coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs ($16,636), including monitoring expenses, associated with this recall and product discontinuance. The Company also maintains product liability coverage for litigation-related costs in excess of its self-insured retention. The Company has utilized $20,980 of this special charge accrual through March 31, 2002, consisting of $9,465 of asset write-downs and $11,515 of other costs. The Company estimates that the remaining accrual will be utilized primarily during 2002. There can be no assurance that the final costs associated with this recall that are not covered by insurance, including litigation-related costs, will not exceed management's estimates.

OTHER INCOME (EXPENSE): Net other expense decreased in the first quarter of 2002 as compared with 2001 due primarily to reduced interest expense as a result of lower debt levels and lower interest rates in 2002.

INCOME TAXES: The Company's effective income tax rate was 25% for the first quarters of 2002 and 2001. The Company anticipates that its effective income tax rate will increase beginning in 2003 due to a larger percentage of the Company's forecasted taxable income being generated in higher taxing jurisdictions.

The Company has not recorded U.S. deferred income taxes on certain of its non-U.S. subsidiaries' undistributed earnings as such amounts are intended to be reinvested outside the United States indefinitely. However, should the Company change its business and tax strategies in the future and decide to repatriate a portion of these earnings to one of the Company's U.S. subsidiaries, including cash maintained by these non-U.S. subsidiaries, additional U.S. tax liabilities would be incurred.

At March 31, 2002, the Company has approximately $52,000 of deferred tax assets related principally to U.S. tax loss carryforwards, arising primarily from acquisitions, which expire from 2003 to 2021, for which no valuation allowance has been recorded. The Company believes that these loss carryforwards will be fully utilized based upon its estimates of future taxable income. If these estimates of future taxable income are not met, a valuation allowance for some of these deferred tax assets would be required.

The Company from time to time faces challenges from tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company's U.S. federal tax filings prior to 1998 have been examined by the Internal Revenue Service (IRS) and the Company has settled all differences arising out of those examinations. Consistent with the Company's status with the U.S. federal tax authorities as a "coordinated industry case," the IRS is currently in the process of examining the Company's U.S. federal tax returns for the calendar years 1998, 1999 and 2000. Although the Company believes it has recorded an appropriate income tax provision, there can be no assurance that the IRS will not take positions contrary to those taken by the Company. The Company further believes that any costs not covered by the Company's income tax provision will not have a material adverse impact on the Company's consolidated financial position or liquidity, but may be material to the consolidated results of operations of a future period.

OUTLOOK: The Company expects that market demand, government regulation and reimbursement policies, and societal pressures will continue to change the worldwide health care industry resulting in further business consolidations and alliances. The Company participates with industry groups to promote the use of advanced medical device technology in a cost-conscious environment. Customer service in the form of cost-effective clinical outcomes will continue to be a primary focus for the Company.

The global medical technology industry is highly competitive. Competitors have historically employed litigation to gain a competitive advantage. In addition, the Company's products must continually improve technologically and provide improved clinical outcomes due to the competitive nature of the industry.

The heart valve and repair portion of the cardiac surgery market is highly competitive, and consists of mechanical heart valves, tissue heart valves, and repair products. Since 1999, the market has shifted to tissue heart valves and repair products from mechanical heart valves, resulting in an overall market share loss for the Company. Competition is anticipated to continue to place pressure on pricing and terms, including a trend toward vendor-owned (consignment) inventory at the hospitals, and health care reform is expected to result in further hospital consolidations over time.

The cardiac rhythm management market is also a highly competitive industry and has undergone consolidation. There are currently three principal suppliers, including the Company, and the Company's two principal competitors both have substantially greater assets and sales than the

Company. Rapid technological change in the CRM market is expected to continue, requiring the Company to invest heavily in R&D and to effectively market its products.

The Company operates in an industry that is susceptible to significant product liability claims. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class. In addition, product liability claims may be asserted against the Company in the future relative to events that are not known to management at the present time. While it is not possible to predict the outcome of every claim, the Company believes that it has adequate product liability insurance to cover the costs associated with them. The Company further believes that any costs not covered by product liability insurance, including the Company's self-insured deductible, will not have a material adverse impact on the Company's consolidated financial position or liquidity, but may be material to the consolidated results of operations of a future period.

Subsequent to the tragic events of September 2001, the product liability insurance market has dramatically changed. The Company has secured product liability coverage for 2002; however, the self-insured retention and insurance premiums are significantly higher than in prior years. There can be no assurance that this trend will reverse in the near future. As a result of the increased self-insured retention for 2002, the Company has increased financial exposure in the event of significant product liability matters. However, management believes that any payment under the Company's 2002 policy self-insured retention would not have a material adverse impact on the Company's consolidated financial position or liquidity, but may be material to the consolidated results of operations of a future period.

Group purchasing organizations (GPOs) in the United States continue to consolidate the purchasing for some of the Company's customers. Several GPOs have executed contracts with the Company's CRM market competitors, which exclude the Company. These contracts, if enforced, may adversely affect the Company's sales of these products to members of these GPOs.


CRITICAL ACCOUNTING POLICIES

Management has identified the most critical accounting principles upon which the Company's financial status depends. Management determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Management identified the Company's most critical accounting policies to be those related to income taxes, product liability accruals, special charges, accounts receivable allowance for doubtful accounts, and estimated useful lives of property, plant and equipment. These accounting policies are discussed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and in relevant sections in this Management's Discussion and Analysis.

FINANCIAL CONDITION

The Company's liquidity and cash flows remained strong during the first quarter of 2002. The Company's current assets to current liabilities ratio, excluding current maturities of long-term debt, was 2.6 to 1 at March 31, 2002, as compared with 2.5 to 1 at December 31, 2001.
At March 31, 2002, substantially all of the Company's cash and equivalents were maintained by the Company's non-U.S. subsidiaries and would be subject to additional U.S. tax if repatriated to one of the Company's U.S. subsidiaries (see Income Taxes).

Total interest-bearing debt at March 31, 2002 decreased $35,378 from December 31, 2001 utilizing excess cash generated from operations and the proceeds from employee stock option exercises.

At December 31, 2001, the Company classified all of its commercial paper borrowings as long-term on its balance sheet as the Company had the ability to repay these short-term obligations with available cash from its existing long-term, committed credit facility. At March 31, 2002, the Company classified all of its commercial paper borrowings as current maturities of long-term debt as its $350,000 committed credit facility expires in less than one year. Management believes that the Company can obtain a new credit facility or renegotiate and extend its current credit facility prior to March 2003, which will meet its working capital and capital investment needs. Management continually reviews the Company's cash flow projections and may from time to time repay a portion of the Company's borrowings.

In September 1999, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company's outstanding common stock over a three-year period. There were no share repurchases during 2001 or the first quarter of 2002.

Management believes that cash generated from operations and cash available under the Company's credit facilities will be sufficient to meet the Company's working capital and capital investment needs in the near term. Should suitable investment opportunities arise, management believes that the Company's earnings, cash flows and balance sheet will permit the Company to obtain additional debt financing or equity capital, if necessary.

The Company has no off-balance sheet financing arrangements other than certain operating leases previously disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001. There have been no significant changes in the Company's operating lease obligations since December 31, 2001.


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

Various factors contained in the previous discussion and those described below may affect the Company's operations and results. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. Risk factors include the following:

    1. Legislative or administrative reforms to the U.S. Medicare and Medicaid systems or similar reforms of foreign reimbursement systems in a manner that significantly reduces reimbursement for procedures using the Company's medical devices or denies coverage for such procedures.

    2. Acquisition of key patents by others that have the affect of excluding the Company from market segments or require the Company to pay royalties.

    3. Economic factors, including inflation, changes in interest rates and changes in foreign currency exchange rates.

    4. Product introductions by competitors which have advanced technology, better features or lower pricing.

    5. Price increases by suppliers of key components, some of which are sole-sourced.

    6. A reduction in the number of procedures using the Company's devices caused by cost containment pressures or preferences for alternate therapies.

    7. Safety, performance or efficacy concerns about the Company's marketed products, many of which are expected to be implanted for many years, leading to recalls and advisories with the attendant expenses and declining sales.

    8. Changes in laws, regulations or administrative practices affecting government regulation of the Company's products, such as FDA laws and regulations, that increase pre-approval testing requirements for products or impose additional burdens on the manufacture and sale of medical devices.

    9. Difficulties obtaining, or the inability to obtain, appropriate levels of product liability insurance.

    10. A serious earthquake affecting the Company's facilities in Sunnyvale or Sylmar, California.

    11. Health care industry consolidation leading to demands for price concessions or the exclusion of some suppliers from significant market segments.

    12. Adverse developments in litigation including product liability litigation and patent litigation or other intellectual property litigation including that arising from the Telectronics and Ventritex acquisitions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

         There have been no material changes from December 31, 2001 in the Company's market risk. For further information on market risk, refer to Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         SILZONE(R) LITIGATION: The Company has been sued by patients alleging defects in the Company's mechanical heart valves and valve repair products with Silzone(R) coating. Some of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves and repair products who allege no injury to date. Some of these cases are seeking class action status. The Company voluntarily recalled products with Silzone(R) coating on January 21, 2000, and sent a Recall Notice and Advisory concerning the recall to physicians and others. See also Note 7 regarding the 2000 special charge for the voluntary recall of products incorporating Silzone(R) coating.

         In 2001, the U.S. Judicial Panel on Multi-District Litigation ruled that certain lawsuits filed in U.S. federal district court involving products with Silzone(R) coating should be part of Multi-District Litigation proceedings under the supervision of U.S. District Court Judge John Tunheim in Minnesota. As a result, actions involving products with Silzone(R) coating have been and will likely continue to be transferred to Judge Tunheim for coordinated or consolidated pretrial proceedings. There are other actions involving products with Silzone(R) coating in various state courts that may or may not be coordinated with the matters presently before Judge Tunheim.

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

         Guidant's suit in the United States District Court for the Southern District of Indiana originally alleged infringement by St. Jude Medical of four patents. Guidant later dismissed its claim on one patent (the '678 patent). In addition, in response to a stipulation by the parties, the court ruled that a second patent (the '191 patent) was invalid. Guidant has appealed the ruling of invalidity concerning the '191 patent and the Court of Appeals for the Federal Circuit held oral arguments on the '191 appeal on February 5, 2002.

         A jury trial involving the two remaining patents asserted by Guidant (the '288 and '472 patents) commenced in June 2001. The jury issued its verdict on July 3, 2001, finding that both the '472 and '288 patents were valid and that St. Jude Medical did not infringe the '288 patent. The jury also found that St. Jude did infringe the '472 patent, which expired on March 4, 2001, but that the infringement was not willful. The jury awarded damages of $140,000 to Guidant.

         On February 13, 2002, the judge overseeing the jury trial issued his rulings on the various post-trial motions. In particular, the judge ruled that the '472 patent was invalid on two grounds: lack of proper written description and double patenting. The judge also ruled that claim 18 was not infringed and that claim 1 was infringed in only a limited manner.

         The judge further ruled that the '288 patent was invalid for both obviousness and failure to disclose the best mode.

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

         The effect of the court's post-trial rulings was to eliminate the $140,000 verdict against St. Jude Medical. The Company expects that Guidant will appeal the judge's decision. While it is not possible to predict the outcome of an appeal process, the Company believes that it has meritorious defenses against the claims asserted by Guidant.

         OTHER LITIGATION MATTERS: The Company is involved in various other product liability lawsuits, claims and proceedings that arise in the ordinary course of business. Subject to self-insured retentions, the Company believes it has product liability insurance sufficient to cover such claims and suits.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         A Form 8-K was filed on February 14, 2002, announcing a ruling on post-trial motions filed by the parties in a patent lawsuit between Guidant Corporation and St. Jude Medical, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ST. JUDE MEDICAL, INC.


May 6, 2002                               /s/ JOHN C. HEINMILLER
-----------                               ----------------------
DATE                                      JOHN C. HEINMILLER
                                          Vice President - Finance
                                          and Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)