Form 10-Q
period 2002-06-30
ST JUDE MEDICAL INC
filed 2002-08-14
CIK 203077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002       Commission File Number 0-8672
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

                                  YES _X_ NO ___


The number of shares of common stock, par value $.10 per share, outstanding on July 26, 2002 was 176,889,862.

PART I   FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                             ST. JUDE MEDICAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                        2002             2001              2002              2001
------------------------------------------------------------------------------------------------------------------
Net sales                                       $    404,348     $    336,062      $    775,541      $    662,127
Cost of sales                                        128,962          110,223           247,750           217,300
------------------------------------------------------------------------------------------------------------------
    Gross profit                                     275,386          225,839           527,791           444,827
Selling, general and administrative expense          131,210          117,080           253,897           230,701
Research and development expense                      49,291           41,126            95,756            80,631
Purchased in-process research and
   development charge                                     --            5,000                --             5,000
------------------------------------------------------------------------------------------------------------------
    Operating profit                                  94,885           62,633           178,138           128,495
Other income (expense)                                   227           (2,540)             (258)           (5,637)
------------------------------------------------------------------------------------------------------------------
    Earnings before income taxes                      95,112           60,093           177,880           122,858
Income tax expense                                    25,557           16,274            46,249            31,965
------------------------------------------------------------------------------------------------------------------
Net earnings                                    $     69,555     $     43,819      $    131,631      $     90,893
==================================================================================================================


==================================================================================================================
Net earnings per share:
    Basic                                       $       0.39     $       0.26      $       0.75      $       0.53
    Diluted                                     $       0.38     $       0.25      $       0.72      $       0.51
Weighted average shares outstanding:
    Basic                                            176,396          171,573           175,810           171,324
    Diluted                                          183,472          177,606           182,929           177,204
==================================================================================================================

See notes to condensed consolidated financial statements.

                             ST. JUDE MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                JUNE 30, 2002       DECEMBER 31,
                                                                  (UNAUDITED)    2001 (SEE NOTE)
------------------------------------------------------------------------------------------------
ASSETS
Current assets
     Cash and equivalents                                        $    172,891      $    148,335
     Accounts receivable, less allowances of $21,585 in 2002
        and $17,210 in 2001                                           385,379           320,683
     Inventories                                                      244,955           240,390
     Deferred income taxes                                             40,564            36,563
     Other                                                             64,514            51,575
------------------------------------------------------------------------------------------------
       Total current assets                                           908,303           797,546

Property, plant and equipment - at cost                               662,654           631,134
Less accumulated depreciation                                        (365,627)         (335,491)
------------------------------------------------------------------------------------------------
       Net property, plant and equipment                              297,027           295,643

Other assets
     Goodwill, net                                                    324,331           321,562
     Other intangible assets, net                                      79,737            68,367
     Deferred income taxes                                             67,238            67,238
     Other                                                             98,638            78,371
------------------------------------------------------------------------------------------------
        Total other assets                                            569,944           535,538
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $  1,775,274      $  1,628,727
================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                            $     99,198      $     88,925
     Income taxes payable                                              89,683            63,475
     Accrued expenses                                                 193,255           169,454
------------------------------------------------------------------------------------------------
       Total current liabilities                                      382,136           321,854

Long-term debt                                                             --           123,128

Commitments and contingencies                                              --                --

Shareholders' equity
     Preferred stock                                                       --                --
     Common stock                                                      17,668            17,442
     Additional paid-in capital                                       184,380           126,005
     Retained earnings                                              1,266,540         1,134,909
     Accumulated other comprehensive income
        Cumulative translation adjustment                             (78,075)         (103,781)
        Unrealized gain on available-for-sale securities                2,625             9,170
------------------------------------------------------------------------------------------------
       Total shareholders' equity                                   1,393,138         1,183,745
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  1,775,274      $  1,628,727
================================================================================================

NOTE: The balance sheet at December 31, 2001 has been derived from the Company's audited financial statements at that date. See notes to condensed consolidated financial statements.

                             ST. JUDE MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                           2002              2001
------------------------------------------------------------------------------------------------------------------
Operating Activities
    Net earnings                                                                   $    131,631      $     90,893
    Depreciation                                                                         30,816            28,173
    Amortization                                                                          2,742            15,729
    Purchased in-process research and development charge                                     --             5,000
   Deferred income taxes                                                                     11                --
    Changes in operating assets and liabilities, net of business acquisitions:
      Accounts receivable                                                               (51,278)          (27,953)
      Inventories                                                                         2,632           (20,448)
      Other current assets                                                              (21,341)           12,352
      Accounts payable and accrued expenses                                              20,884             5,172
      Income taxes                                                                       44,730            16,255
------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                        160,827           125,173

Investing Activities
    Purchase of property, plant and equipment                                           (24,851)          (35,899)
    Business acquisition payments                                                       (14,810)           (6,819)
    Other                                                                               (19,837)          (13,966)
------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                            (59,498)          (56,684)

Financing Activities
    Proceeds from exercise of stock options                                              40,906            20,787
    Borrowings under debt facilities                                                    352,000         1,183,000
    Payments under debt facilities                                                     (475,128)       (1,248,100)
------------------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                            (82,222)          (44,313)

Effect of currency exchange rate changes on cash                                          5,449            (5,350)
------------------------------------------------------------------------------------------------------------------
       Net increase in cash and equivalents                                              24,556            18,826
Cash and equivalents at beginning of period                                             148,335            50,439
------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                              $    172,891      $     69,265
==================================================================================================================

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


NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                              JUNE 30,           DECEMBER 31,
                                                                  2002                   2001
----------------------------------------------------------------------------------------------
Finished goods                                               $ 151,396              $ 135,543
Work in process                                                 33,942                 35,984
Raw materials                                                   59,617                 68,863
----------------------------------------------------------------------------------------------
                                                             $ 244,955              $ 240,390
==============================================================================================


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

                                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                                           June 30, 2001      June 30, 2001
--------------------------------------------------------------------------------------------
NET EARNINGS:
Reported net earnings                                       $     43,819       $     90,893
Goodwill amortization, net of taxes                                5,334             10,505
--------------------------------------------------------------------------------------------
Adjusted net earnings                                       $     49,153       $    101,398
============================================================================================

BASIC NET EARNINGS PER SHARE:
Reported net earnings                                       $       0.26       $       0.53
Goodwill amortization, net of taxes                                 0.03               0.06
--------------------------------------------------------------------------------------------
Adjusted basic net earnings per share                       $       0.29       $       0.59
============================================================================================

DILUTED NET EARNINGS PER SHARE:
Reported net earnings                                       $       0.25       $       0.51
Goodwill amortization, net of taxes                                 0.03               0.06
--------------------------------------------------------------------------------------------
Adjusted diluted net earnings per share                     $       0.28       $       0.57
============================================================================================

The net carrying amount of goodwill for the six months ended June 30, 2002 increased $2,769 to $324,331 due to translation fluctuations of non-U.S. goodwill balances.

The Company completed its initial required goodwill impairment test under Statement 142 in the second quarter of 2002, which indicated that goodwill was not impaired.

Balances of other intangible assets as of June 30, 2002 and December 31, 2001 were as follows:

                                                  JUNE 30,                       DECEMBER 31,
                                                    2002                             2001
------------------------------------------------------------------------------------------------------
                                         Original        Accumulated      Original        Accumulated
AMORTIZED INTANGIBLE ASSETS:               Cost         Amortization        Cost          Amortization
------------------------------------------------------------------------------------------------------
Purchased technology & patents         $    71,367      $   (14,259)     $    72,050      $   (12,440)
Other                                       23,879           (1,250)           9,046             (289)
------------------------------------------------------------------------------------------------------
                                       $    95,246      $   (15,509)     $    81,096      $   (12,729)
======================================================================================================

Total other intangible assets, net     $    79,737                       $    68,367
------------------------------------------------------------------------------------------------------

During the first quarter of 2002, the Company reclassified $24,599 of certain intangible assets to goodwill based upon the guidance provided in Statement 142 and Statement of Financial Accounting Standards No. 141, "Business Combinations." This reclassification has been reflected in the goodwill and other intangible asset balances as of December 31, 2001 for comparative purposes.

NOTE 4 - LONG-TERM DEBT

The Company issues short-term, unsecured commercial paper with maturities up to 270 days. These commercial paper borrowings are backed by the Company's committed credit facility and bear interest at varying market rates. The Company had no outstanding commercial paper borrowings at June 30, 2002 and $123,128 of commercial paper borrowings at December 31, 2001.

The Company has a $350,000 unsecured, revolving credit facility that expires in March 2003. The Company's commercial paper borrowings are backed by this committed credit facility. The Company also borrows from time to time under uncommitted, due-on-demand credit facilities with various banks.

At December 31, 2001, the Company classified all of its commercial paper borrowings as long-term on its balance sheet, as the Company had the ability to repay these short-term obligations with available cash from its existing long-term, committed credit facility. During 2002, the Company repaid all of its commercial paper borrowings.

The Company's credit facility agreement contains various restrictive covenants such as minimum financial ratios, limitations on additional liens or indebtedness, and limitations on certain acquisitions and investments, all of which the Company was in compliance with at June 30, 2002. The Company's credit facility agreement does not include a provision for termination of the facility or acceleration of repayment due to changes in the Company's credit rating.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

SILZONE(R) LITIGATION: The Company has been sued by patients alleging defects in the Company's mechanical heart valves and valve repair products with Silzone(R) coating. Some of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves and repair products who allege no injury to date. Some of these cases are seeking class action status. The Company voluntarily recalled products with Silzone(R) coating on January 21, 2000, and sent a Recall Notice and Advisory concerning the recall to physicians and others. See also Note 7 regarding the special charges associated with this matter.

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

St. Jude Medical's contention that it had obtained a license from Guidant to the patents in issue when it acquired certain assets of Telectronics in November 1996 was rejected by an arbitrator in July 2000. In May 2001, a federal district court judge also ruled that the Guidant patent license with Telectronics had not transferred to St. Jude Medical.

Guidant's suit in the United States District Court for the Southern District of Indiana originally alleged infringement by St. Jude Medical of four patents. Guidant later dismissed its claim on one patent (the '678 patent). In addition, in response to a stipulation by the parties, the court ruled that a second patent (the '191 patent) was invalid. Guidant appealed the ruling of invalidity concerning the '191 patent, but in a ruling issued July 11, 2002, the U.S. Court of Appeals for the Federal Circuit rejected Guidant's appeal and affirmed the district court's ruling of invalidity.

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

In rulings dated February 13, 2002 and July 5, 2002, the judge overseeing the jury trial issued his decisions on the various post-trial motions. In particular, the judge ruled that the '472 patent was invalid on two grounds: lack of proper written description and double patenting. The judge also ruled that claims 1 and 18 were not infringed as a matter of law.

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

The primary effect of the court's post-trial rulings was to eliminate the $140,000 verdict against St. Jude Medical. The Company expects that Guidant will appeal the judge's decision. While it is not possible to predict the outcome of an appeal process, the Company believes that it has meritorious defenses against the claims asserted by Guidant.

OTHER LITIGATION MATTERS: The Company is involved in various other product liability lawsuits, claims and proceedings that arise in the ordinary course of business. Subject to self-insured retentions, the Company believes it has product liability insurance sufficient to cover such claims and suits.

NOTE 6 - SHAREHOLDERS' EQUITY

CAPITAL STOCK: On May 16, 2002, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on June 10, 2002. Net earnings per share, shares outstanding and weighted average shares outstanding have been restated to reflect the stock dividend. The Company's authorized capital consists of 25,000 shares of $1.00 per share par value preferred stock and 250,000 shares of $0.10 per share par value common stock. There were no shares of preferred stock issued or outstanding during 2001 or 2002. There were 176,682 and 174,419 shares of common stock outstanding at June 30, 2002 and December 31, 2001.

SHARE REPURCHASES: In September 1999, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company's outstanding common stock over a three-year period. The Company repurchased 1,955 shares of its common stock for $29,826 during 1999. No additional shares have been repurchased since 1999.


NOTE 7 - SPECIAL CHARGES

2001 SPECIAL CHARGE: In July 2001, the Company initiated efforts to streamline its heart valve operations, consolidate its U.S. sales activities and restructure its international sales organization. As a result of these activities, the Company recorded pre-tax special charges of $20,657 in the third quarter of 2001, consisting of employee severance costs resulting from the elimination of approximately 90 production and administrative positions ($5,293), inventory write-offs and scrap ($9,490), capital equipment write-offs ($3,379) and other costs related primarily to lease terminations and other facility exit costs due to the closing and consolidation of sales offices ($2,495). The Company has utilized $15,396 of these special charge accruals through June 30, 2002, consisting of $3,417 of employee severance costs, $7,373 of inventory write-offs and scrap, $3,379 of capital equipment write-offs, and $1,227 of other costs. The Company estimates that the remaining accruals will be utilized primarily during 2002.

During the third quarter of 2001, the Company also wrote off $12,177 of certain diagnostic equipment deemed obsolete due to the overwhelming acceptance of newer technology equipment which received U.S. regulatory approvals in late 2000 and early 2001, and was launched earlier in 2001.

SILZONE(R) SPECIAL CHARGES: On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating Silzone(R) coating on the sewing cuff fabric. The Company concluded that it will no longer utilize Silzone(R) coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs ($16,636), including monitoring expenses, associated with this recall and product discontinuance. The Company has more than $200 million remaining in product liability insurance currently available for the Silzone(R) related matters. In the second quarter of 2002, the Company determined that the Silzone(R) reserves for other costs should be increased by $11,000 due primarily to difficulties in getting the Company's insurance carriers to pay various costs as required by the product liability insurance policies. This additional accrual is included in selling, general and administrative expenses for the second quarter ended June 30, 2002. The Company has utilized $22,329 of these special charge accruals through June 30, 2002, consisting of $9,465 for asset write-downs and $12,864 for other costs. The Company estimates that the remaining accruals will be utilized during 2002 through 2004. There can be no assurance that the final costs associated with this recall that are not covered by insurance, including litigation-related costs, will not exceed management's estimates.


NOTE 8 - NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share:

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                           2002           2001           2002           2001
-------------------------------------------------------------------------------------------------------------
Numerator:
     Net earnings                                    $   69,555     $   43,819     $  131,631     $   90,893

Denominator:
     Basic-weighted average shares outstanding          176,396        171,573        175,810        171,324
     Effect of dilutive securities:
          Employee stock options                          7,051          5,953          7,096          5,802
          Restricted shares                                  25             80             23             78
-------------------------------------------------------------------------------------------------------------
     Diluted-weighted average shares outstanding        183,472        177,606        182,929        177,204
=============================================================================================================
Basic net earnings per share                         $      .39     $      .26     $      .75     $      .53
=============================================================================================================
Diluted net earnings per share                       $      .38     $      .25     $      .72     $      .51
=============================================================================================================

Diluted-weighted average shares outstanding have not been adjusted for certain employee stock options and awards where the effect of those securities would have been anti-dilutive.


NOTE 9 - COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale marketable securities and foreign currency translation adjustments, net of taxes. Other comprehensive income (loss) was $23,720 and $(16,027) for the three months ended June 30, 2002 and 2001, and $19,161 and $(29,604) for the first six months of 2002 and 2001. Total comprehensive income
(loss) combines reported net earnings (loss) and other comprehensive income
(loss). Total comprehensive income was $93,275 and $27,792 for the three months ended June 30, 2002 and 2001, and $150,792 and $61,289 for the first six months of 2002 and 2001.


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

Net sales by class of similar products were as follows:

                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                              JUNE 30,                      JUNE 30,
NET SALES                                2002           2001           2002           2001
-------------------------------------------------------------------------------------------
Cardiac rhythm management          $  290,680     $  238,284     $  558,478     $  467,317
Cardiac surgery                        66,287         63,849        129,169        129,494
Cardiology and vascular access         47,381         33,929         87,894         65,316
-------------------------------------------------------------------------------------------
                                   $  404,348     $  336,062     $  775,541     $  662,127
===========================================================================================

GEOGRAPHICAL INFORMATION: The following tables present certain geographical financial information:

                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                              JUNE 30,                      JUNE 30,
NET SALES                                2002           2001           2002           2001
-------------------------------------------------------------------------------------------
United States                      $  267,725     $  216,958     $  513,555     $  427,608
International                         136,623        119,104        261,986        234,519
-------------------------------------------------------------------------------------------
                                   $  404,348     $  336,062     $  775,541     $  662,127
===========================================================================================

                                     JUNE 30,   DECEMBER 31,
LONG-LIVED ASSETS*                       2002           2001
-------------------------------------------------------------
United States                      $  652,737     $  626,140
International                         146,996        137,803
-------------------------------------------------------------
                                   $  799,733     $  763,943
=============================================================

*LONG-LIVED ASSETS EXCLUDE DEFERRED INCOME TAXES.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS

NET SALES: Net sales for the second quarter of 2002 totaled $404,348, a 20.3% increase over the $336,062 reported in the second quarter of 2001. For the first six months of 2002, net sales totaled $775,541, a 17.1% increase over the $662,127 reported in the first half of 2001. The impact of foreign currency translation in the comparison of net sales for the second quarter and first six months of 2002 to 2001 was not significant.

Cardiac rhythm management (CRM) net sales for the second quarter of 2002 were $290,680, a 22.0% increase over the $238,284 reported in the second quarter of 2001. CRM net sales for the first six months of 2002 were $558,478, a 19.5% increase over the $467,317 reported in 2001. The increase in CRM net sales for the second quarter and first six months of 2002 was primarily due to increased bradycardia, implantable cardioverter defibrillator (ICD) and electrophysiology catheter unit sales. The increase in bradycardia net sales was attributable to the on-going success of the Company's Integrity AFx(R), Integrity(R) Micro and Identity(TM) family of pacemakers, all with atrial fibrillation suppression technology. The Company's ICD net sales benefited from the full second quarter availability of the Company's Atlas(TM) family of ICDs and the introduction of the Riata(TM) family of defibrillation leads to the U.S. market during the quarter.

Cardiac surgery (CS) net sales for the second quarter of 2002 were $66,287, a 3.8% increase from the $63,849 reported in the second quarter of 2001. CS sales for the first six months of 2002 were $129,169 compared with $129,494 reported in 2001. The increase in CS net sales for the second quarter of 2002 was due to an increase in aortic connector sales as a result of the on-going sales ramp up of this product in the U.S. market. This was offset in part by a decrease in heart valve net sales due to a clinical preference shift from mechanical valves to tissue valves in the U.S. market where the Company holds significant mechanical valve market share and a smaller share of the tissue valve market.

Cardiology and vascular access (C/VA) net sales for the second quarter of 2002 were $47,381, a 39.6% increase over the $33,929 reported in the second quarter of 2001. C/VA net sales for the first six months of 2002 were $87,894, a 34.6% increase over the $65,316 reported in 2001. The increase in C/VA net sales is primarily due to increased Angio-Seal(TM) vascular closure unit sales, benefiting from the on-going success of the Company's new Angio-Seal(TM) STS Platform which was launched in the first quarter of 2002.

GROSS PROFIT: Gross profit for the second quarter of 2002 totaled $275,386, or 68.1% of net sales, as compared with $225,839, or 67.2% of net sales, during the second quarter of 2001. For the first six months of 2002 and 2001, gross profit was $527,791, or 68.1% of net sales, and $444,827, or 67.2% of net sales. The improvement in the gross profit percentage is due primarily to higher ICD and pacemaker unit volumes and improved CRM manufacturing efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE: SG&A expense for the second quarter of 2002 totaled $131,210, or 32.4% of net sales, compared with $117,080, or 34.8% of net sales, for the second quarter of 2001. For the first six months of 2002, SG&A expense totaled $253,897, or 32.7% of net sales, compared with $230,701, or 34.8% of net sales. The decrease in SG&A expense as a percentage of net sales was primarily attributable to the elimination of goodwill amortization expense in 2002 due to the Company's adoption of Financial Accounting Standards Statement No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Goodwill amortization expense was $7,112 in the second quarter of 2001, and $14,007 in the first six months of 2001. Higher sales volume and increased productivity of the Company's recently reorganized sales organizations also improved SG&A expense as a percentage of net sales during the second quarter of 2002.

During the second quarter of 2002, the Company received a cash payment of $18,500 relating to the settlement of certain patent litigation, which was recorded in the SG&A expense line item. Also during the second quarter of 2002, the Company recorded an $11,000 SG&A charge to increase the reserve for expenses related to the Silzone(R) recall (see Special charges) and a $7,500 discretionary contribution to its charitable foundation.

RESEARCH AND DEVELOPMENT (R&D) EXPENSE: R&D expenses in the second quarter of 2002 totaled $49,291, or 12.2% of net sales, compared with $41,126, or 12.2% of net sales, for the second quarter of 2001. For the first six months of 2002, R&D expense totaled $95,756, or 12.3% of net sales, compared with $80,631, or 12.2% of net sales, in 2001. The increase in R&D expenses is primarily attributable to increased CRM activities relating primarily to ICDs and products treating emerging indications in atrial fibrillation and congestive heart failure.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE: The Company recorded a purchased in-process research and development charge of $5,000 during the second quarter of 2001 relating to a performance-based milestone payment associated with the 1999 acquisition of Vascular Science, Inc. (VSI). The Company anticipates additional in-process research and development charges related to the VSI acquisition as additional milestones are achieved. See "Purchased in-process research and development charges" in the Company's Annual Report or Form 10-K for the fiscal year ended December 31, 2001 for additional discussion on the VSI acquisition and related accounting.

SPECIAL CHARGES: In July 2001, the Company initiated efforts to streamline its heart valve operations, consolidate its U.S. sales activities and restructure its international sales organization. As a result of these activities, the Company recorded pre-tax special charges of $20,657 in the third quarter of 2001, consisting of employee severance costs resulting from the elimination of approximately 90 production and administrative positions ($5,293), inventory write-offs and scrap ($9,490), capital equipment write-offs ($3,379) and other costs related primarily to lease terminations and other facility exit costs due to the closing and consolidation of sales offices ($2,495). The Company has utilized $15,396 of these special charge accruals through June 30, 2002, consisting of $3,417 of employee severance costs, $7,373 of inventory write-offs and scrap, $3,379 of capital equipment write-offs, and $1,227 of other costs. The Company estimates that the remaining accruals will be utilized primarily during 2002.

During the third quarter of 2001, the Company also wrote off $12,177 of certain diagnostic equipment deemed obsolete due to the overwhelming acceptance of newer technology equipment which received U.S. regulatory approvals in late 2000 and early 2001, and was launched earlier in 2001.

On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating Silzone(R) coating on the sewing cuff fabric. The Company concluded that it will no longer utilize Silzone(R) coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs ($16,636), including monitoring expenses, associated with this recall and product discontinuance. The Company has more than $200 million remaining in product liability insurance currently available for the Silzone(R) related matters. In the second quarter of 2002, the Company determined that the Silzone(R) reserves for other costs should be increased by $11,000 due primarily to difficulties in getting the Company's insurance carriers to pay various costs as required by the product liability insurance policies. This additional accrual is included in selling, general and administrative expenses for the second quarter ended June 30, 2002. The Company has utilized $22,329 of these special charge accruals through June 30, 2002, consisting of $9,465 for asset write-downs and $12,864 for other costs. The Company estimates that the remaining accruals will be utilized during 2002 through 2004. There can be no assurance that the final costs associated with this recall that are not covered by insurance, including litigation-related costs, will not exceed management's estimates.

OTHER INCOME (EXPENSE): Other income (expense) consists primarily of interest income and interest expense, net. The change in other income (expense) during 2002 as compared with 2001 is due primarily to reduced interest expense as a result of lower debt levels and lower interest rates in 2002.

INCOME TAXES: The Company's effective income tax rate was 26.9% for the second quarter of 2002 as compared with 25.0% for the second quarter of 2001, and 26.0% for the first six months of 2002 as compared with 25.0% for the first six months of 2001, exclusive of the $5,000 purchased in-process research and development charge in 2001. The increase in the Company's effective income tax rate is due to a larger percentage of the Company's taxable income being generated in higher taxing jurisdictions. The Company anticipates that its effective income tax rate before purchased in-process research and development and special charges will continue to increase in 2003 due to a larger percentage of the Company's forecasted taxable income being generated in higher taxing jurisdictions.

The Company has not recorded U.S. deferred income taxes on certain of its non-U.S. subsidiaries' undistributed earnings, as such amounts are intended to be reinvested outside the United States indefinitely. However, should the Company change its business and tax strategies in the future and decide to repatriate a portion of these earnings to one of the Company's U.S. subsidiaries, additional U.S. tax liabilities would be incurred.

At June 30, 2002, the Company has approximately $52,000 of deferred tax assets related to U.S. tax loss carryforwards, arising primarily from acquisitions, which expire from 2003 to 2021, for which no valuation allowance has been recorded. The Company believes that these loss carryforwards will be fully utilized based upon its estimates of future taxable income. However, if these estimates of future taxable income are not met, a valuation allowance for some of these deferred tax assets would be required.

The Company from time to time faces challenges from tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company's U.S. federal tax filings prior to 1998 have been examined by the Internal Revenue Service (IRS) and the Company has settled all differences arising out of those examinations. Consistent with the Company's status with the U.S. federal tax authorities as a "coordinated industry case," the IRS is currently in the process of examining the Company's U.S. federal tax returns for the calendar years 1998, 1999 and 2000. Although the Company believes it has recorded an appropriate income tax provision in each of those years, there can be no assurance that the IRS will not take positions contrary to those taken by the Company. The Company further believes that any costs not covered by the Company's income tax provision will not have a material adverse impact on the Company's consolidated financial position or liquidity, but may be material to the consolidated results of operations of a future period.

STOCK SPLIT: On May 16, 2002, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on June 10, 2002. Net earnings per share, shares outstanding and weighted average shares outstanding have been restated to reflect the stock dividend.

OUTLOOK: The Company expects that market demand, government regulation and reimbursement policies, and societal pressures will continue to change the worldwide health care industry, resulting in further business consolidations and alliances. The Company participates with industry groups to promote the use of advanced medical device technology in a cost-conscious environment. Customer service in the form of cost-effective clinical outcomes will continue to be a primary focus for the Company.

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


CRITICAL ACCOUNTING POLICIES

Management has identified the most critical accounting policies upon which the Company's financial status depends. Management determined the critical accounting policies by considering accounting policies that involve the most complex or subjective decisions or assessments. Management identified the Company's most critical accounting policies to be those related to income taxes, product liability accruals, special charges, accounts receivable allowance for doubtful accounts, and estimated useful lives of property, plant and equipment. These accounting policies are discussed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and in relevant sections in this Management's Discussion and Analysis.


FINANCIAL CONDITION

The Company's liquidity and cash flows remained strong during the first six months of 2002. The Company's current assets to current liabilities ratio was
2.4 to 1 at June 30, 2002, as compared with 2.5 to 1 at December 31, 2001.

At December 31, 2001 and June 30, 2002, substantially all of the Company's cash and equivalents were held by the Company's non-U.S. subsidiaries. These funds are also available for use in the Company's U.S. operations; however, they would be subject to additional U.S. tax upon repatriation (see Income taxes).

The Company has a $350,000 unsecured, revolving credit facility that expires in March 2003. The Company's commercial paper borrowings are backed by this committed credit facility. The Company also borrows from time to time under uncommitted, due-on-demand credit facilities with various banks. Management believes that the Company can obtain a new credit facility or renegotiate and extend its current credit facility prior to March 2003.

The Company's credit facility agreement contains various restrictive covenants such as minimum financial ratios, limitations on additional liens or indebtedness, and limitations on certain acquisitions and investments, all of which the Company was in compliance with at June 30, 2002. The Company's credit facility agreement does not include a provision for termination of the facility or acceleration of repayment due to changes in the Company's credit rating.

At December 31, 2001, the Company classified all of its commercial paper borrowings as long-term on its balance sheet, as the Company had the ability to repay these short-term obligations with available cash from its existing long-term, committed credit facility. During 2002, the Company repaid all of its interest-bearing debt utilizing cash generated from operations and the proceeds from employee stock option exercises.

In September 1999, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company's outstanding common stock over a three-year period. The Company repurchased 1,955 shares of its common stock for $29,826 during 1999. No additional shares have been repurchased since 1999.

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


CAUTIONARY STATEMENTS

In this discussion and in other written or oral statements made from time to time, we have included and may include statements that may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the Private Litigation Securities Reform Act of 1995. These forward-looking statements are not historical facts but instead represent our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. These statements relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements.

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


PART II    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

         SILZONE(R) LITIGATION: The Company has been sued by patients alleging defects in the Company's mechanical heart valves and valve repair products with Silzone(R) coating. Some of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves and repair products who allege no injury to date. Some of these cases are seeking class action status. The Company voluntarily recalled products with Silzone(R) coating on January 21, 2000, and sent a Recall Notice and Advisory concerning the recall to physicians and others. See also Note 7 regarding the special charges associated with this matter.

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

         St. Jude Medical's contention that it had obtained a license from Guidant to the patents in issue when it acquired certain assets of Telectronics in November 1996 was rejected by an arbitrator in July 2000. In May 2001, a federal district court judge also ruled that the Guidant patent license with Telectronics had not transferred to St. Jude Medical.

         Guidant's suit in the United States District Court for the Southern District of Indiana originally alleged infringement by St. Jude Medical of four patents. Guidant later dismissed its claim on one patent (the '678 patent). In addition, in response to a stipulation by the parties, the court ruled that a second patent (the '191 patent) was invalid. Guidant appealed the ruling of invalidity concerning the '191 patent, but in a ruling issued July 11, 2002, the U.S. Court of Appeals for the Federal Circuit rejected Guidant's appeal and affirmed the district court's ruling of invalidity.

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

         In rulings dated February 13, 2002 and July 5, 2002, the judge overseeing the jury trial issued his decisions on the various post-trial motions. In particular, the judge ruled that the '472 patent was invalid on two grounds: lack of proper written description and double patenting. The judge also ruled that claims 1 and 18 were not infringed as a matter of law.

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

         The primary effect of the court's post-trial rulings was to eliminate the $140,000 verdict against St. Jude Medical. The Company expects that Guidant will appeal the judge's decision. While it is not possible to predict the outcome of an appeal process, the Company believes that it has meritorious defenses against the claims asserted by Guidant.

         OTHER LITIGATION MATTERS: The Company is involved in various other product liability lawsuits, claims and proceedings that arise in the ordinary course of business. Subject to self-insured retentions, the Company believes it has product liability insurance sufficient to cover such claims and suits.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on May 16, 2002. In conjunction therewith, proxies were solicited in accordance with Regulation 14A. The following actions were taken:

(1)      Richard R. Devenuti, Stuart M. Essig, Thomas H. Garrett III and Wendy
         L. Yarno were elected to the Board of Directors for terms ending in 2005. Shareholders approved management's nominees to the Board of Directors by votes as follows (adjusted for the stock split as of June 10, 2002): 129,488,110, 130,217,044, 130,186,632 and 129,501,612 in
         favor; 1,492,890, 763,956, 794,368 and 1,479,388 withheld for Messrs.
         Devenuti, Essig and Garrett and Ms. Yarno, respectively. Six other directors are serving unexpired terms as follows: Walter L. Sembrowich, Daniel J. Starks and Frank C-P Yin - through 2003; Terry L. Shepherd, David A. Thompson and Stefan K. Widensohler - through 2004. Ronald A. Matricaria will retire from the Board of Directors at the end of 2002.

(2) The shareholders ratified and approved the St. Jude Medical, Inc. 2002 Stock Plan by a vote (adjusted for the stock split as of June 10, 2002) of 89,444,610 in favor, 15,556,114 opposed and 939,716 abstaining from voting.

(3) The shareholders ratified the reappointment of Ernst & Young LLP as the Company's independent auditor for 2002 by a vote (adjusted for the stock split as of June 10, 2002) of 126,578,518 in favor, 3,823,786 opposed and 577,496 abstaining from voting.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 3.1 Articles of Incorporation, as amended on May 5, 1989, May 4, 1990 and September 5, 1996

         Exhibit 10.14     St. Jude Medical, Inc. 2002 Stock Plan, As Amended

         Exhibit 99.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         None


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ST. JUDE MEDICAL, INC.


August 9, 2002                          /s/ JOHN C. HEINMILLER
--------------                          ----------------------
DATE                                    JOHN C. HEINMILLER
                                        Vice President - Finance
                                        and Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.       Exhibit
-----------       --------------------------------------------------------------

3.1 Articles of Incorporation, as amended on May 5, 1989, May 4, 1990 and September 5, 1996

10.14             St. Jude Medical, Inc. 2002 Stock Plan, As Amended

99.1              Certification by Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2              Certification by Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002