Form 10-Q
period 2002-09-30
ST JUDE MEDICAL INC
filed 2002-11-12
CIK 203077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
         ________.

                          Commission File Number 0-8672


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

                                YES _X_   NO ___


The number of shares of common stock, par value $.10 per share, outstanding on November 1, 2002 was 177,559,849.

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             ST. JUDE MEDICAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                  2002          2001           2002          2001
====================================================================================================
Net sales                                      $  404,857    $  337,029     $1,180,398    $  999,156
Cost of sales:
    Cost of sales before special charges          128,381       108,322        376,131       325,622
    Special charges                                    --        21,667             --        21,667
----------------------------------------------------------------------------------------------------
    Total cost of sales                           128,381       129,989        376,131       347,289
----------------------------------------------------------------------------------------------------
    Gross profit                                  276,476       207,040        804,267       651,867
Selling, general and administrative expense       129,162       116,684        383,059       347,385
Research and development expense                   51,838        41,141        147,594       121,772
Purchased in-process research and
   development charge                                  --            --             --         5,000
Special charges                                        --        11,167             --        11,167
----------------------------------------------------------------------------------------------------
    Operating profit                               95,476        38,048        273,614       166,543
Other income (expense)                              1,388        (1,614)         1,130        (7,251)
----------------------------------------------------------------------------------------------------
    Earnings before income taxes                   96,864        36,434        274,744       159,292
Income tax expense                                 25,184         5,000         71,433        36,965
----------------------------------------------------------------------------------------------------
Net earnings                                   $   71,680    $   31,434     $  203,311    $  122,327
====================================================================================================

====================================================================================================
Net earnings per share:
    Basic                                      $     0.40    $     0.18     $     1.15    $     0.71
    Diluted                                    $     0.39    $     0.18     $     1.11    $     0.69
Weighted average shares outstanding:
    Basic                                         177,064       173,020        176,228       171,890
    Diluted                                       182,983       179,664        182,947       178,025
====================================================================================================

See notes to condensed consolidated financial statements.

                             ST. JUDE MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        SEPTEMBER 30, 2002      DECEMBER 31,
                                                                (UNAUDITED)  2001 (SEE NOTE)
============================================================================================
ASSETS
Current assets
     Cash and equivalents                                       $   276,121     $   148,335
     Accounts receivable, less allowances of $22,915 in 2002
        and $17,210 in 2001                                         379,356         320,683
     Inventories                                                    231,263         240,390
     Deferred income taxes                                           39,791          36,563
     Other                                                           59,721          51,575
-------------------------------------------------------------------------------------------
        Total current assets                                        986,252         797,546

Property, plant and equipment - at cost                             684,477         631,134
Less accumulated depreciation                                      (381,191)       (335,491)
-------------------------------------------------------------------------------------------
        Net property, plant and equipment                           303,286         295,643

Other assets
     Goodwill, net                                                  323,381         321,562
     Other intangible assets, net                                    85,666          68,367
     Deferred income taxes                                           67,238          67,238
     Other                                                          102,613          78,371
-------------------------------------------------------------------------------------------
        Total other assets                                          578,898         535,538
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $ 1,868,436     $ 1,628,727
===========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                           $    99,666     $    88,925
     Income taxes payable                                            93,026          63,475
     Accrued expenses
        Employee compensation and related benefits                  113,686         102,191
        Other                                                        84,748          67,263
-------------------------------------------------------------------------------------------
        Total current liabilities                                   391,126         321,854

Long-term debt                                                           --         123,128

Commitments and contingencies                                            --              --

Shareholders' equity
     Preferred stock                                                     --              --
     Common stock                                                    17,730          17,442
     Additional paid-in capital                                     200,533         126,005
     Retained earnings                                            1,338,220       1,134,909
     Accumulated other comprehensive income
        Cumulative translation adjustment                           (83,058)       (103,781)
        Unrealized gain on available-for-sale securities              3,885           9,170
-------------------------------------------------------------------------------------------
        Total shareholders' equity                                1,477,310       1,183,745
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 1,868,436     $ 1,628,727
===========================================================================================

NOTE: The balance sheet at December 31, 2001 has been derived from the Company's audited financial statements. See notes to condensed consolidated financial statements.

                             ST. JUDE MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                      2002            2001
=============================================================================================================
Operating Activities
    Net earnings                                                                  $   203,311     $   122,327
    Depreciation                                                                       46,395          42,680
    Amortization                                                                        4,419          23,716
    Purchased in-process research and development charge                                   --           5,000
    Special charges                                                                        --          32,834
    Deferred income taxes                                                                  11              13
    Changes in operating assets and liabilities, net of business acquisitions:
      Accounts receivable                                                             (48,388)        (31,441)
      Inventories                                                                      13,208         (29,783)
      Other current assets                                                            (14,684)          4,118
      Accounts payable and accrued expenses                                            32,861          14,691
      Income taxes                                                                     49,781          18,619
-------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                      286,914         202,774

Investing Activities
    Purchase of property, plant and equipment                                         (48,105)        (51,682)
    Business acquisition payments                                                     (21,834)        (10,919)
    Other                                                                             (24,545)        (19,705)
-------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                          (94,484)        (82,306)

Financing Activities
    Proceeds from exercise of stock options and stock issued                           53,812          44,377
    Borrowings under debt facilities                                                  352,000       1,691,700
    Payments under debt facilities                                                   (475,128)     (1,823,800)
-------------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                          (69,316)        (87,723)

Effect of currency exchange rate changes on cash                                        4,672            (994)
-------------------------------------------------------------------------------------------------------------
       Net increase in cash and equivalents                                           127,786          31,751
Cash and equivalents at beginning of period                                           148,335          50,439
-------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                             $   276,121     $    82,190
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


NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146). Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Prior to the adoption of this Standard, a liability for an exit cost, as defined by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," was recognized at the date of an entity's commitment to an exit plan. Statement 146 is effective for exit plans or disposal activities initiated after December 31, 2002. The adoption of Statement 146 is not expected to have a material impact on the Company's consolidated net earnings or financial position.


NOTE 3 - ACQUISITIONS

During 2002 and 2001, the Company acquired various businesses involved in the distribution of the Company's products. Aggregate consideration paid in cash during the nine months ended September 30, 2002 and 2001 was $21,834 and $5,919.

On September 17, 2002, the Company signed a Stock Purchase Agreement to acquire Getz Bros. Co., Ltd., a Japanese distributor of medical technology products and the largest Japanese distributor of the Company's products. The Company has agreed to pay 26.9 billion Japanese yen in cash, or approximately $220,000 U.S. dollars, to acquire 100% of the outstanding common stock of Getz Bros. Co., Ltd. This transaction is expected to close during the second quarter of 2003.


NOTE 4 - INVENTORIES

Inventories consist of the following:

                                             SEPTEMBER 30,          DECEMBER 31,
                                                     2002                  2001
================================================================================
Finished goods                                  $ 138,867             $ 135,543
Work in process                                    30,384                35,984
Raw materials                                      62,012                68,863
-------------------------------------------------------------------------------
                                                $ 231,263             $ 240,390
===============================================================================


NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

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

                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
================================================================================

NET EARNINGS:
As reported                                   $ 31,434            $ 122,327
Goodwill amortization, net of taxes              5,353               15,858
--------------------------------------------------------------------------------
Adjusted net earnings                         $ 36,787            $ 138,185
================================================================================

BASIC NET EARNINGS PER SHARE:
As reported                                     $ 0.18            $    0.71
Goodwill amortization, net of taxes               0.03                 0.09
--------------------------------------------------------------------------------
Adjusted basic net earnings per share           $ 0.21            $    0.80
================================================================================

DILUTED NET EARNINGS PER SHARE:
As reported                                     $ 0.18            $    0.69
Goodwill amortization, net of taxes               0.03                 0.09
--------------------------------------------------------------------------------
Adjusted diluted net earnings per share         $ 0.21            $    0.78
================================================================================

The net carrying amount of goodwill for the nine months ended September 30, 2002 increased $1,819 to $323,381 due to translation fluctuations of non-U.S. goodwill balances.

The Company completed its initial required goodwill impairment test under Statement 142 in the second quarter of 2002, which indicated that goodwill was not impaired.

Other intangible assets consist of the following:

                                            SEPTEMBER 30,                DECEMBER 31,
                                                2002                        2001
===========================================================================================
                                       Original     Accumulated    Original     Accumulated
AMORTIZED INTANGIBLE ASSETS:             Cost      Amortization      Cost      Amortization
-------------------------------------------------------------------------------------------
Purchased technology & patents        $  71,278      $ (15,048)    $ 72,050      $ (12,440)
Other                                    31,483         (2,047)       9,046           (289)
-------------------------------------------------------------------------------------------
                                      $ 102,761      $ (17,095)    $ 81,096      $ (12,729)
===========================================================================================

Total other intangible assets, net    $  85,666                    $ 68,367
===========================================================================================

During the first quarter of 2002, the Company reclassified $24,599 of certain intangible assets to goodwill based upon the guidance provided in Statement 142 and Statement of Financial Accounting Standards No. 141, "Business Combinations." This reclassification has been reflected in the goodwill and other intangible asset balances as of December 31, 2001 for comparative purposes.


NOTE 6 - LONG-TERM DEBT

The Company issues, from time to time, short-term, unsecured commercial paper with maturities up to 270 days. These commercial paper borrowings are backed by the Company's committed credit facility and bear interest at varying market rates. The Company had no outstanding commercial paper borrowings at September 30, 2002 and $123,128 of commercial paper borrowings at December 31, 2001.

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

The Company's committed credit facility agreement contains various restrictive covenants such as minimum financial ratios, limitations on additional liens or indebtedness, and limitations on certain acquisitions and investments, all of which the Company was in compliance with at September 30, 2002. The Company's credit facility agreement does not include a provision for termination of the facility or acceleration of repayment due to changes in the Company's credit ratings.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

SILZONE(R) LITIGATION: The Company has been sued by patients alleging defects in the Company's mechanical heart valves and valve repair products with Silzone(R) coating. Some of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves and repair products who allege no injury to date. Some of these cases are seeking class action status. The Company voluntarily recalled products with Silzone(R) coating on January 21, 2000, and sent a Recall Notice and Advisory concerning the recall to physicians and others. See also Note 9 regarding the special charges associated with this matter.

In 2001, the U.S. Judicial Panel on Multi-District Litigation ruled that certain lawsuits filed in U.S. federal district court involving products with Silzone(R) coating should be part of Multi-District Litigation proceedings under the supervision of U.S. District Court Judge John Tunheim in Minnesota. As a result, actions in federal court involving products with Silzone(R) coating have been and will likely continue to be transferred to Judge Tunheim for coordinated or consolidated pretrial proceedings. The hearing concerning requests by certain plaintiffs to have matters proceed as class actions occurred on October 2, 2002. Judge Tunheim is presently considering plaintiffs' motion for class certification, and a decision by Judge Tunheim in this regard is expected by early 2003.

There are other actions involving products with Silzone(R) coating in various state courts that may or may not be coordinated with the matters presently before Judge Tunheim.

While it is not possible to predict the outcome of the various cases involving Silzone(R) products, the Company believes that it has adequate product liability insurance to cover the costs associated with them. The Company further believes that any costs not covered by product liability insurance will not have a material adverse impact on the Company's financial position or liquidity, but may be material to the consolidated results of operations of a future period.

GUIDANT LITIGATION: In November 1996, Guidant Corporation ("Guidant") sued St. Jude Medical alleging that St. Jude Medical did not have a license to certain patents controlled by Guidant covering ICD products and alleging that St. Jude Medical was infringing those patents.

St. Jude Medical's contention that it had obtained a license from Guidant to the patents in issue when it acquired certain assets of Telectronics in November 1996 was rejected by an arbitrator in July 2000. In May 2001, a federal district court judge also ruled that the Guidant patent license with Telectronics had not transferred to St. Jude Medical.

Guidant's suit in the United States District Court for the Southern District of Indiana originally alleged infringement by St. Jude Medical of four patents. Guidant later dismissed its claim on one patent (the '678 patent). In addition, in response to a stipulation by the parties, the court ruled that a second patent (the '191 patent) was invalid. Guidant appealed the ruling of invalidity concerning the '191 patent, but in a ruling issued July 11, 2002, the U.S. Court of Appeals for the Federal Circuit ultimately rejected Guidant's appeal and affirmed the District Court's ruling of invalidity.

A jury trial involving the two remaining patents asserted by Guidant (the '288 and '472 patents) commenced in June 2001. The jury issued its verdict on July 3, 2001, finding that both the '288 and '472 patents were valid and that St. Jude Medical did not infringe the '288 patent. The jury also found that St. Jude did infringe the '472 patent, which expired on March 4, 2001, but that the infringement was not willful. The jury awarded damages of $140,000 to Guidant.

In rulings dated February 13, 2002 and July 5, 2002, the judge overseeing the jury trial in the United States District Court for the Southern District of Indiana issued his decisions on the various post-trial motions. In particular, the judge ruled that the '472 patent was invalid on two grounds: lack of proper written description and double patenting. The judge also ruled that claims 1 and 18 were not infringed as a matter of law.

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

The primary effect of the court's post-trial rulings was to eliminate the $140,000 verdict against St. Jude Medical. On August 13, 2002, Guidant commenced an appeal of the trial judge's decision. While it is not possible to predict the outcome of the appeal process, the Company believes that it has meritorious defenses against the claims asserted by Guidant and Guidant's continued pursuit of this case.

OTHER LITIGATION MATTERS: The Company is involved in various other product liability lawsuits, claims and proceedings that arise in the ordinary course of business. Subject to self-insured retentions, the Company believes it has product liability insurance sufficient to cover such claims and suits.


NOTE 8 - SHAREHOLDERS' EQUITY

CAPITAL STOCK: On May 16, 2002, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on June 10, 2002. Net earnings per share, shares outstanding and weighted average shares outstanding have been restated to reflect the stock dividend. The Company's authorized capital consists of 25,000 shares of $1.00 per share par value preferred stock and 250,000 shares of $0.10 per share par value common stock. There were no shares of preferred stock issued or outstanding during 2001 or 2002. There were 177,298 and 174,419 shares of common stock outstanding at September 30, 2002 and December 31, 2001.

SHARE REPURCHASES: In September 1999, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company's outstanding common stock over a three-year period. Since the inception of this authorization, the Company has repurchased 1,955 shares of its common stock for $29,826, all of which occurred during 1999. This authorization expired in September 2002.


NOTE 9 - SPECIAL CHARGES

2001 SPECIAL CHARGE: In July 2001, the Company initiated efforts to streamline its heart valve operations, consolidate its U.S. sales activities and restructure its international sales organization. As a result of these activities, the Company recorded pre-tax special charges of $20,657 in the third quarter of 2001, consisting of employee severance costs resulting from the elimination of approximately 90 production and administrative positions ($5,293), inventory write-offs and scrap ($9,490), capital equipment write-offs ($3,379) and other costs related primarily to lease terminations and other facility exit costs due to the closing and consolidation of sales offices ($2,495). The Company has utilized $16,337of these special charge accruals through September 30, 2002, consisting of $3,709 of employee severance costs, $7,540 of inventory write-offs and scrap, $3,379 of capital equipment write-offs, and $1,709 of other costs. The Company estimates that the remaining accruals will be utilized primarily during the remainder of 2002.

During the third quarter of 2001, the Company also wrote off $12,177 of certain diagnostic equipment deemed obsolete due to the overwhelming acceptance of newer technology equipment which received U.S. regulatory approvals in late 2000 and early 2001, and was launched earlier in 2001.

The charges relating to employee severance costs, capital equipment write-offs and other costs were recorded in operating expenses as special charges. The inventory and diagnostic equipment write-offs were included in cost of sales as special charges.

SILZONE(R) SPECIAL CHARGES: On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating Silzone(R) coating on the sewing cuff fabric. The Company concluded that it will no longer utilize Silzone(R) coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs ($16,636), including monitoring expenses, associated with this recall and product discontinuance. The Company has approximately $200 million remaining in product liability insurance currently available for the Silzone(R)-related matters. In the second quarter of 2002, the Company determined that the Silzone(R) reserves for other costs should be increased by $11,000 due primarily to difficulties in getting the Company's insurance carriers to pay various costs as required by the product liability insurance policies. This additional accrual was included in selling, general and administrative expenses for the second quarter ended June 30, 2002. The Company has utilized $22,867 of these special charge accruals through September 30, 2002, consisting of $9,465 for asset write-downs and $13,402 for other costs. The Company estimates that the remaining accruals will be utilized during the remainder of 2002 through 2004. There can be no assurance that the final costs associated with this recall that are not covered by insurance, including litigation-related costs, will not exceed management's estimates.

NOTE 10 - NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share:

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                          2002             2001           2002            2001
================================================================================================================
Numerator:
     Net earnings                                      $  71,680        $  31,434      $ 203,311       $ 122,327
Denominator:
     Basic-weighted average shares outstanding           177,064          173,020        176,228         171,890
     Effect of dilutive securities:
          Employee stock options                           5,896            6,559          6,696           6,054
          Restricted shares                                   23               85             23              81
----------------------------------------------------------------------------------------------------------------
     Diluted-weighted average shares outstanding         182,983          179,664        182,947         178,025
================================================================================================================
Basic net earnings per share                           $    0.40        $    0.18      $    1.15          $ 0.71
================================================================================================================
Diluted net earnings per share                         $    0.39        $    0.18      $    1.11          $ 0.69
================================================================================================================

Diluted-weighted average shares outstanding have not been adjusted for certain employee stock options and awards where the effect of those securities would have been anti-dilutive.


NOTE 11 - COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale marketable securities and foreign currency translation adjustments, net of taxes. Other comprehensive income (loss) was $(3,723) and $7,077 for the three months ended September 30, 2002 and 2001, and $15,438 and $(22,527) for the nine months ended September 30, 2002 and 2001. Total comprehensive income (loss) combines reported net earnings and other comprehensive income (loss). Total comprehensive income was $67,957 and $38,511 for the three months ended September 30, 2002 and 2001, and $218,749 and $99,800 for the nine months ended September 30, 2002 and 2001.


NOTE 12 - OTHER INCOME (EXPENSE)

Other income (expense) consists primarily of interest income and interest expense, net.


NOTE 13 - SEGMENT AND GEOGRAPHICAL INFORMATION

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

Net sales by class of similar products were as follows:

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
NET SALES                                  2002          2001           2002           2001
===========================================================================================
Cardiac rhythm management           $   294,562   $   246,287     $   853,040   $   713,604
Cardiac surgery                          60,343        57,955         189,512       187,449
Cardiology and vascular access           49,952        32,787         137,846        98,103
-------------------------------------------------------------------------------------------
                                    $   404,857   $   337,029     $ 1,180,398   $   999,156
============================================================================================

GEOGRAPHICAL INFORMATION: The following tables present certain geographical financial information:

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
NET SALES                                  2002          2001            2002          2001
===========================================================================================
United States                       $   267,859   $   226,938     $   781,414   $   654,546
International                           136,998       110,091         398,984       344,610
-------------------------------------------------------------------------------------------
                                    $   404,857   $   337,029     $ 1,180,398   $   999,156
===========================================================================================

                                  SEPTEMBER 30,  DECEMBER 31,
LONG-LIVED ASSETS*                         2002          2001
=============================================================
United States                       $   663,884   $   626,140
International                           151,062       137,803
-------------------------------------------------------------
                                    $   814,946   $   763,943
=============================================================


* LONG-LIVED ASSETS EXCLUDE DEFERRED INCOME TAXES.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS

NET SALES: Net sales for the third quarter of 2002 totaled $404,857, a 20.1% increase over the $337,029 reported in the third quarter of 2001. For the first nine months of 2002, net sales totaled $1,180,398, an 18.1% increase over the $999,156 reported in 2001. Foreign exchange translation had a favorable impact on 2002 net sales as compared with 2001 of approximately $7,000 for the third quarter and $3,000 for the first nine months due primarily to the strengthening of the Euro against the U.S. dollar.

Cardiac rhythm management (CRM) net sales for the third quarter of 2002 were $294,562, a 19.6% increase over the $246,287 reported in the third quarter of 2001. CRM net sales for the first nine months of 2002 were $853,040, a 19.5% increase over the $713,604 reported in 2001. The increase in CRM net sales for the third quarter and first nine months of 2002 was primarily due to increased bradycardia, implantable cardioverter defibrillator (ICD) and electrophysiology catheter unit sales. The increase in bradycardia net sales was attributable to the on-going success of the Company's Integrity(TM) AF, Integrity(TM) Micro and Identity(TM) family of pacemakers, all with atrial fibrillation suppression technology. The Company's ICD net sales benefited from the on-going success of the Company's Atlas(TM) family of ICDs and the new Riata(TM) defibrillation leads that were introduced to the U.S. market during the second quarter of 2002.

Cardiac surgery (CS) net sales for the third quarter of 2002 were $60,343, a 4.1% increase from the $57,955 reported in the third quarter of 2001. CS net sales for the first nine months of 2002 were $189,512, a 1.1% increase from the $187,449 reported in 2001. The increase in CS net sales for the third quarter and first nine months of 2002 was due to an increase in aortic connector sales as a result of the on-going rollout of this product in the U.S. market. Heart valve net sales for the third quarter of 2002 were constant with 2001, and down slightly for the first nine months of 2002 due to a clinical preference shift from mechanical valves to tissue valves in the U.S. market where the Company holds significant mechanical valve market share and a smaller share of the tissue valve market.

Cardiology and vascular access (C/VA) net sales for the third quarter of 2002 were $49,952, a 52.4% increase over the $32,787 reported in the third quarter of 2001. C/VA net sales for the first nine months of 2002 were $137,846, a 40.5% increase over the $98,103 reported in 2001. The increase in C/VA net sales is primarily due to increased Angio-Seal(TM) vascular closure unit sales, benefiting from the on-going success of the Company's Angio-Seal(TM) STS Platform that was launched in the first quarter of 2002.

GROSS PROFIT: Gross profit for the third quarter of 2002 totaled $276,476, or 68.3% of net sales, as compared with $207,040, or 61.4% of net sales, during the third quarter of 2001. For the first nine months of 2002 and 2001, gross profit was $804,267, or 68.1% of net sales, and $651,867, or 65.2% of net sales. In the third quarter of 2001, the Company recorded $21,667 of special charges relating to inventory and diagnostic equipment write-offs (see further details under the discussion of Special charges). Excluding these special charges, the gross profit percentage was 67.9% for the third quarter of 2001 and 67.4% for the first nine months of 2001. The improvement in the gross profit percentage in 2002, excluding special charges, is due primarily to higher ICD and pacemaker unit volumes and improved CRM manufacturing efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE: SG&A expense for the third quarter of 2002 totaled $129,162, or 31.9% of net sales, compared with $116,684, or 34.6% of net sales, for the third quarter of 2001. For the first nine months of 2002, SG&A expense totaled $383,059, or 32.5% of net sales, compared with $347,385, or 34.8% of net sales. The decrease in SG&A expense as a percentage of net sales was primarily attributable to the elimination of goodwill amortization expense in 2002 due to the Company's adoption of Financial Accounting Standards Statement No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Goodwill amortization expense, on a pre-tax basis, was $7,137 in the third quarter of 2001 and $21,144 in the first nine months of 2001. Higher sales volume and increased productivity of the Company's sales organizations also improved SG&A expense as a percentage of net sales during the third quarter and first nine months of 2002.

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

RESEARCH AND DEVELOPMENT (R&D) EXPENSE: R&D expenses in the third quarter of 2002 totaled $51,838, or 12.8% of net sales, compared with $41,141, or 12.2% of net sales, for the third quarter of 2001. For the first nine months of 2002, R&D expense totaled $147,594, or 12.5% of net sales, compared with $121,772, or 12.2% of net sales, for the same period in 2001. The increase in R&D expenses is primarily attributable to increased CRM activities relating primarily to ICDs and products treating emerging indications in atrial fibrillation and congestive heart failure.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE: The Company recorded a purchased in-process research and development charge of $5,000 during the second quarter of 2001 relating to a performance-based milestone payment associated with the 1999 acquisition of Vascular Science, Inc. (VSI). The Company anticipates additional in-process research and development charges related to the VSI acquisition as additional milestones are achieved. See "Purchased in-process research and development charges" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for additional discussion on the VSI acquisition and related accounting.

SPECIAL CHARGES: In July 2001, the Company initiated efforts to streamline its heart valve operations, consolidate its U.S. sales activities and restructure its international sales organization. As a result of these activities, the Company recorded pre-tax special charges of $20,657 in the third quarter of 2001, consisting of employee severance costs resulting from the elimination of approximately 90 production and administrative positions ($5,293), inventory write-offs and scrap ($9,490), capital equipment write-offs ($3,379) and other costs related primarily to lease terminations and other facility exit costs due to the closing and consolidation of sales offices ($2,495). The Company has utilized $16,337 of these special charge accruals through September 30, 2002, consisting of $3,709 of employee severance costs, $7,540 of inventory write-offs and scrap, $3,379 of capital equipment write-offs, and $1,709 of other costs. The Company estimates that the remaining accruals will be utilized primarily during the remainder of 2002.

During the third quarter of 2001, the Company also wrote off $12,177 of certain diagnostic equipment deemed obsolete due to the overwhelming acceptance of newer technology equipment which received U.S. regulatory approvals in late 2000 and early 2001, and was launched earlier in 2001.

The charges relating to employee severance costs, capital equipment write-offs and other costs were recorded in operating expenses as special charges. The inventory and diagnostic equipment write-offs were included in cost of sales as special charges.

On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating Silzone(R) coating on the sewing cuff fabric. The Company concluded that it will no longer utilize Silzone(R) coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs ($16,636), including monitoring expenses, associated with this recall and product discontinuance. The Company has approximately $200 million remaining in product liability insurance currently available for the Silzone(R)-related matters. In the second quarter of 2002, the Company determined that the Silzone(R) reserves for other costs should be increased by $11,000 due primarily to difficulties in getting the Company's insurance carriers to pay various costs as required by the product liability insurance policies. This additional accrual was included in selling, general and administrative expenses for the second quarter ended June 30, 2002. The Company has utilized $22,867 of these special charge accruals through September 30, 2002, consisting of $9,465 for asset write-downs and $13,402 for other costs. The Company estimates that the remaining accruals will be utilized during the remainder of 2002 through 2004. There can be no assurance that the final costs associated with this recall that are not covered by insurance, including litigation-related costs, will not exceed management's estimates.

OTHER INCOME (EXPENSE): Other income (expense) consists primarily of interest income and interest expense, net. The change in other income (expense) during 2002 as compared with 2001 is due primarily to reduced interest expense as a result of lower debt levels, lower interest rates on Company borrowings in 2002, and higher levels of interest income as a result of the increase in cash and equivalents in 2002.

INCOME TAXES: The Company's reported effective income tax rates were 26.0% and 13.7% for the third quarters of 2002 and 2001, and 26.0% and 23.2% for the first nine months of 2002 and 2001. Excluding the purchased in-process research and development and special charges in 2001, the Company's effective income tax rate was 25% for each of these periods in 2001. The increase in the Company's effective income tax rate in 2002 is due to a larger percentage of the Company's taxable income being generated in higher taxing jurisdictions. The Company anticipates that its effective income tax rate before purchased in-process research and development and special charges will continue to increase in 2003 due to a larger percentage of the Company's forecasted taxable income being generated in higher taxing jurisdictions.

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

At September 30, 2002, the Company has approximately $52,000 of deferred tax assets related to U.S. tax loss carryforwards, arising primarily from acquisitions, which expire from 2003 to 2021, for which no valuation allowance has been recorded. The Company believes that these loss carryforwards will be fully utilized based upon its estimates of future taxable income. However, if these estimates of future taxable income are not met, a valuation allowance for some of these deferred tax assets would be required.

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


FINANCIAL CONDITION

The Company's liquidity and cash flows remained strong during the first nine months of 2002. Cash provided by operating activities was $286,914 for the nine months ended September 30, 2002, an $84,140 increase over the same period one year ago reflecting increased earnings and improved working capital management. The Company's current assets to current liabilities ratio was 2.5 to 1 at September 30, 2002 and December 31, 2001. At September 30, 2002 and December 31, 2002, a substantial portion of the Company's cash and equivalents were held by the Company's non-U.S. subsidiaries. These funds are available for use in the Company's U.S. operations; however, they would be subject to additional U.S. tax upon repatriation (see Income taxes).

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

The Company's committed credit facility agreement contains various restrictive covenants such as minimum financial ratios, limitations on additional liens or indebtedness, and limitations on certain acquisitions and investments, all of which the Company was in compliance with at September 30, 2002. The Company's credit facility agreement does not include a provision for termination of the facility or acceleration of repayment due to changes in the Company's credit ratings.

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

On September 17, 2002, the Company signed a Stock Purchase Agreement to acquire Getz Bros. Co., Ltd., a Japanese distributor of medical technology products and the largest Japanese distributor of the Company's products. The Company has agreed to pay 26.9 billion Japanese yen in cash, or approximately $220,000 U.S. dollars, to acquire 100% of the outstanding common stock of Getz Bros. Co., Ltd. This transaction is expected to close during the second quarter of 2003. The Company anticipates utilizing cash on hand at its non-U.S. subsidiaries and yen-denominated bank debt, which will be secured prior to the closing of the transaction, to fund the purchase price.

In September 1999, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company's outstanding common stock over a three-year period. Since the inception of this authorization, the Company has repurchased 1,955 shares of its common stock for $29,826, all of which occurred during 1999. This authorization expired in September 2002.

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

Various factors contained in the previous discussion and those described below may affect the Company's operations and results. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. Risk factors include the following:

     1. Legislative or administrative reforms to the U.S. Medicare and Medicaid systems or similar reforms of international reimbursement systems in a manner that significantly reduces reimbursement for procedures using the Company's medical devices or denies coverage for such procedures.

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


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from December 31, 2001 in the Company's market risk, except for the Stock Purchase Agreement that the Company signed on September 17, 2002, to acquire Getz Bros. Co., Ltd. The Company has agreed to pay 26.9 billion Japanese yen, or approximately $220,000 U.S. dollars, to acquire 100% of the outstanding common stock of Getz Bros. Co., Ltd. The Company is exposed to foreign currency exchange risk on this agreement until the closing of the transaction, which is expected to be during the second quarter of 2003.

         For further information on market risk, refer to Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


ITEM 4.           CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures
                  ------------------------------------------------

                  Disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of
                  1934) refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing of this quarterly report, and they have concluded that such controls and procedures are effective at ensuring that required information will be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

         (b)      Changes in Internal Controls
                  ----------------------------

                  There have been no significant changes to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II           OTHER INFORMATION
ITEM 1.           LEGAL PROCEEDINGS

         SILZONE(R) LITIGATION: The Company has been sued by patients alleging defects in the Company's mechanical heart valves and valve repair products with Silzone(R) coating. Some of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves and repair products who allege no injury to date. Some of these cases are seeking class action status. The Company voluntarily recalled products with Silzone(R) coating on January 21, 2000, and sent a Recall Notice and Advisory concerning the recall to physicians and others. See also Note 9 regarding the special charges associated with this matter.

         In 2001, the U.S. Judicial Panel on Multi-District Litigation ruled that certain lawsuits filed in U.S. federal district court involving products with Silzone(R) coating should be part of Multi-District Litigation proceedings under the supervision of U.S. District Court Judge John Tunheim in Minnesota. As a result, actions in federal court involving products with Silzone(R) coating have been and will likely continue to be transferred to Judge Tunheim for coordinated or consolidated pretrial proceedings. The hearing concerning requests by certain plaintiffs to have matters proceed as class actions occurred on October 2, 2002. Judge Tunheim is presently considering plaintiffs' motion for class certification, and a decision by Judge Tunheim in this regard is expected by early 2003.

         There are other actions involving products with Silzone(R) coating in various state courts that may or may not be coordinated with the matters presently before Judge Tunheim.

         While it is not possible to predict the outcome of the various cases involving Silzone(R) products, the Company believes that it has adequate product liability insurance to cover the costs associated with them. The Company further believes that any costs not covered by product liability insurance will not have a material adverse impact on the Company's financial position or liquidity, but may be material to the consolidated results of operations of a future period.

         GUIDANT LITIGATION: In November 1996, Guidant Corporation ("Guidant") sued St. Jude Medical alleging that St. Jude Medical did not have a license to certain patents controlled by Guidant covering ICD products and alleging that St. Jude Medical was infringing those patents.

         St. Jude Medical's contention that it had obtained a license from Guidant to the patents in issue when it acquired certain assets of Telectronics in November 1996 was rejected by an arbitrator in July 2000. In May 2001, a federal district court judge also ruled that the Guidant patent license with Telectronics had not transferred to St. Jude Medical.

         Guidant's suit in the United States District Court for the Southern District of Indiana originally alleged infringement by St. Jude Medical of four patents. Guidant later dismissed its claim on one patent (the '678 patent). In addition, in response to a stipulation by the parties, the court ruled that a second patent (the '191 patent) was invalid. Guidant appealed the ruling of invalidity concerning the '191 patent, but in a ruling issued July 11, 2002, the U.S. Court of Appeals for the Federal Circuit ultimately rejected Guidant's appeal and affirmed the District Court's ruling of invalidity.

         A jury trial involving the two remaining patents asserted by Guidant (the '288 and '472 patents) commenced in June 2001. The jury issued its verdict on July 3, 2001, finding that both the '288 and '472 patents were valid and that St. Jude Medical did not infringe the '288 patent. The jury also found that St. Jude did infringe the '472 patent, which expired on March 4, 2001, but that the infringement was not willful. The jury awarded damages of $140,000 to Guidant.

         In rulings dated February 13, 2002 and July 5, 2002, the judge overseeing the jury trial in the United States District Court for the Southern District of Indiana issued his decisions on the various post-trial motions. In particular, the judge ruled that the '472 patent was invalid on two grounds: lack of proper written description and double patenting. The judge also ruled that claims 1 and 18 were not infringed as a matter of law.

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

         The primary effect of the court's post-trial rulings was to eliminate the $140,000 verdict against St. Jude Medical. On August 13, 2002, Guidant commenced an appeal of the trial judge's decision. While it is not possible to predict the outcome of the appeal process, the Company believes that it has meritorious defenses against the claims asserted by Guidant and Guidant's continued pursuit of this case.

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

         A Form 8-K was filed on August 14, 2002, to report under Item 9 that the Company's Chief Executive Officer and Chief Financial Officer signed and submitted the sworn statements required by the SEC's Order of June 27, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ST. JUDE MEDICAL, INC.


November 8, 2002                          /s/ JOHN C. HEINMILLER
----------------                          ----------------------
DATE                                      JOHN C. HEINMILLER
                                          Vice President - Finance
                                          and Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)

                                  CERTIFICATION

I, Terry L. Shepherd, certify that:

1. I have reviewed this quarterly report on Form 10-Q of St. Jude Medical, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
      ----------------

/s/ TERRY L. SHEPHERD
---------------------
Terry L. Shepherd
Chief Executive Officer

                                  CERTIFICATION

I, John C. Heinmiller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of St. Jude Medical, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
      ----------------

/s/ JOHN C. HEINMILLER
----------------------
John C. Heinmiller
Chief Financial Officer