Form 10-K
period 2002-12-31
ST JUDE MEDICAL INC
filed 2003-03-24
CIK 203077

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO __________.

                           COMMISSION FILE NO. 0-8672
                         ------------------------------

                             ST. JUDE MEDICAL, INC.
             (Exact name of Registrant as specified in its charter)

           MINNESOTA                                              41-1276891
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

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

       (Title of class)                   (Name of exchange on which registered)

 COMMON STOCK ($.10 PAR VALUE)                   NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                  NEW YORK STOCK EXCHANGE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).      Yes _X_ No ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6.5 billion at June 28, 2002 (the last trading day of the Registrant's most recently completed second fiscal quarter), when the closing sale price of such stock, as reported on the New York Stock Exchange, was $36.97 per share.

The Registrant had 179,168,532 shares of its $0.10 par value Common Stock outstanding as of February 21, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2002, are incorporated by reference into Parts I and II. Portions of the Company's definitive proxy statement dated March 27, 2003, are incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS


ITEM                               DESCRIPTION                              PAGE
----                               -----------                              ----

                                     PART I

1.    Business ..........................................................     1
2.    Properties ........................................................     9
3.    Legal Proceedings .................................................    10
4.    Submission of Matters to a Vote of Security Holders ...............    11
4A.   Executive Officers of the Registrant ..............................    11


                                     PART II

5.    Market for Registrant's Common Equity and Related
        Shareholder Matters .............................................    13
6.    Selected Financial Data ...........................................    14
7.    Management's Discussion and Analysis of Results of Operations
        and Financial Condition .........................................    14
7A.   Quantitative and Qualitative Disclosures About Market Risk ........    14
8.    Financial Statements and Supplementary Data .......................    14
9.    Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure ........................................    14


                                    PART III

10.   Directors and Executive Officers of the Registrant ................    14
11.   Executive Compensation ............................................    15
12.   Security Ownership of Certain Beneficial Owners and Management
        and Related Shareholder Matters .................................    15
13.   Certain Relationships and Related Transactions ....................    15
14.   Controls and Procedures ...........................................    16


                                  PART IV

15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ...    16

                                     PART I


ITEM 1. BUSINESS

GENERAL

         St. Jude Medical, Inc., together with its subsidiaries (collectively "St. Jude," "St. Jude Medical" or the "Company") develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management (CRM), cardiac surgery (CS) and cardiology and vascular access (C/VA) markets. The Company's principal products in each of these markets are bradycardia pacemaker systems, tachycardia implantable cardioverter defibrillator (ICD) systems and electrophysiology (EP) catheters in CRM; mechanical and tissue heart valves, valve repair products and suture-free devices to facilitate coronary artery bypass graft anastomoses in CS; and vascular closure devices, catheters, guidewires and introducers in C/VA.

         The Company markets and sells its products through both a direct employee-based sales organization and independent distributors. The principal markets for the Company's products are the United States, Western Europe and Japan. St. Jude also sells its products in Eastern Europe, Africa, the Middle East, Canada, Latin America and the Asia-Pacific region.

         During 2002, 2001 and 2000, the Company acquired various businesses involved in the distribution of the Company's products.

         In December 2002, the Company acquired the assets of a catheter business for $5 million in cash.

         On September 17, 2002, the Company signed a stock purchase agreement to acquire Getz Bros. Co., Ltd. (Getz), a distributor of medical technology products in Japan and the distributor of the largest volume of the Company's products in Japan. The Company has agreed to pay 26.9 billion Japanese yen in cash, or approximately $224,000 using an exchange rate of 120 yen to 1 U.S. dollar, to acquire 100% of the outstanding common stock of Getz. Net sales of Getz in 2002 were approximately $170 million. This transaction is expected to close during the second quarter of 2003.

         The Company manages its business on the basis of one reportable segment
- the development, manufacture and distribution of cardiovascular medical devices. Net sales by class of similar products were as follows:

   NET SALES                               2002            2001            2000
================================================================================
Cardiac rhythm management           $ 1,147,489     $   965,968     $   819,117
Cardiac surgery                         250,957         248,045         256,949
Cardiology and vascular access          191,483         133,343         102,740
--------------------------------------------------------------------------------
                                    $ 1,589,929     $ 1,347,356     $ 1,178,806
================================================================================

   The following tables present certain geographical information:

   NET SALES *                             2002            2001            2000
================================================================================
  United States                     $ 1,042,766     $   880,086     $   745,793
  International                         547,163         467,270         433,013
--------------------------------------------------------------------------------
                                    $ 1,589,929     $ 1,347,356     $ 1,178,806
--------------------------------------------------------------------------------


LONG-LIVED ASSETS **                       2002            2001            2000
================================================================================
  United States                     $   674,119     $   626,140     $   640,220
  International                         150,674         137,803         149,325
--------------------------------------------------------------------------------
                                    $   824,793     $   763,943     $   789,545
================================================================================

 * NET SALES ARE ATTRIBUTED TO COUNTRIES BASED ON LOCATION OF THE CUSTOMER. ** LONG-LIVED ASSETS EXCLUDE DEFERRED INCOME TAXES.

         St. Jude was incorporated in Minnesota in 1976.


PRINCIPAL PRODUCTS

         CARDIAC RHYTHM MANAGEMENT: The Company's pacemaker systems treat patients with hearts that beat too slowly, a condition known as bradycardia. Typically implanted pectorally, just below the collarbone, pacemakers monitor the heart's rate and, when necessary, deliver low-level electrical impulses that stimulate an appropriate heartbeat. The pacemaker is connected to the heart by one or two leads that carry the electrical impulses to the heart and information from the heart back to the pacemaker. An external programmer enables the physician to retrieve diagnostic information from the pacemaker and reprogram the pacemaker in accordance with the patient's changing needs. Single-chamber pacemakers stimulate only one chamber of the heart (atrium or ventricle), while dual-chamber devices can sense and pace in both the upper and lower chambers.

         St. Jude's current pacing products include the advanced featured Identity(R) family of pacemakers, approved by the U.S. Food and Drug Administration (FDA) in November 2001. The Identity(R) pacemaker models maintain all of the therapeutic advancements of previous St. Jude Medical pacemakers, including the AF Suppression(TM) Algorithm and the BEAT-BY-BEAT(TM) AutoCapture(TM) Pacing System. The Identity(R) models have arrhythmia diagnostics, including dual-channel stored electrograms. These features are designed to help physicians better manage pacemaker patients suffering from atrial fibrillation (AF) - the world's most common cardiac arrhythmia.

         St. Jude Medical also offers the Integrity(R) and Integrity(R) u (Micro) pacemaker models, which build on the Affinity(R) platform with its BEAT-BY-BEAT(TM) AutoCapture(TM) Pacing System. Other pacing products include the Affinity(R) pacemakers; the Entity(R) family of pacemakers, containing the Omnisense(R) activity-based sensor; and the Tempo(R) pacemaker family, which uses fifth-generation Minute Ventilation sensor technology. These pacemaker families contain many advanced features and diagnostic capabilities to optimize cardiac therapy. All are small and physiologic in shape to enhance patient comfort. The Microny(R) II SR+ and Microny(R) K are single-chamber pacemakers available in the United States. Other single-chamber pacemakers, the Microny(R) SR+ and the Regency(R) pacemaker families, are also available outside the United States.

         The Identity(R), Integrity(R), Affinity(R), Entity(R) and Regency(R) families of pacemakers, as well as the Microny(R) SR+ pacemaker, all offer the unique BEAT-BY-BEAT(TM) AutoCapture(TM) Pacing System. The AutoCapture(TM) Pacing System enables the pacemaker to monitor every paced beat to verify that the heart has been stimulated (known as "capture"), deliver a back-up pulse in the event of noncapture, continuously measure threshold, and make adjustments in energy output to match changing patient needs. In addition, the Identity(R) and Integrity(R) pacemakers include St. Jude Medical's AF Suppression(TM) Algorithm, a therapy designed to suppress atrial fibrillation.

         Outside the United States, St. Jude also markets the Genesis(TM) System, a device-based ventricular resynchronization system designed for the treatment of HF and suppression of atrial fibrillation. The Genesis(TM) System includes three components: the Frontier(TM) 3x2 stimulation device, designed to enhance cardiac function by resynchronizing the contractions of the heart's two ventricles, the Aescula(TM) LV lead, and the Alliance(TM) or Seal-Away(TM) Catheter Delivery System.

         St. Jude's current pacing leads include the active-fixation Tendril(R) DX and Tendril(R) SDX lead families and the passive-fixation Passive Plus(R) DX family, all available worldwide. All three lead families feature steroid elution, which helps suppress the body's inflammatory response to a foreign object. The passive-fixation IsoFlex(TM) and Membrane(R) EX families of leads are also currently available outside the United States.

         ICD systems treat patients with hearts that beat inappropriately fast, a condition known as tachycardia. ICDs monitor the heartbeat and deliver higher energy electrical impulses, or "shocks," to terminate ventricular tachycardia
(VT) and ventricular fibrillation (VF). In VT, the lower chambers of the heart contract at an abnormally rapid rate and typically deliver less blood to the body's tissues and organs. VT can progress to VF, in which the heart beats so rapidly and erratically that it can no longer pump blood. Like pacemakers, ICDs are typically implanted pectorally, connected to the heart by leads, and programmed non-invasively.

         The Company's full ICD product offering includes the Epic(TM) DR/VR ICD, Atlas(R) DR/VR ICD, Photon(R) u (Micro) DR/VR ICD, Photon(R) DR ICD and Contour(R) MD ICD. St. Jude received FDA approval of its Epic(TM) DR/VR ICDs in August 2002 and European CE Marking in October 2002. The Epic(TM) ICDs are very small devices that deliver 30 Joules of energy. The Company's Atlas(R) ICDs offer high energy and small size without compromising charge times, longevity, or feature set flexibility. St. Jude's Photon(R) u (Micro) DR/VR ICD family represents the second generation in a series of downsized dual- and single-chamber St. Jude ICDs with advanced technology. Like the Photon(R) DR ICD, the Photon(R) u DR/VR ICD family has advanced features including precise SVT discrimination and AV Rate Branch designed to enhance the precision of ventricular-based arrhythmia detection. An additional ICD product, the Profile(TM) MD ICD, is available outside the United States.

         The Company's ICDs are used with the dual-electrode Riata(R) defibrillation leads, dual-electrode SPL(R) leads and single electrode TVL(R) and TVL(R)-ADX (active-fix) transvenous leads. The Riata(R) family of defibrillation leads received FDA approval in April 2002 and European CE Marking in May 2002. The Riata(R) leads are an advanced family of small-diameter, steroid-eluting, active or passive fixation, dual-electrode defibrillation leads.

         In June 2002, St. Jude received European CE Marking for its Epic(TM) HF ICD. This device is designed to treat patients suffering from heart failure (HF) who are also at risk of dangerously fast heart rhythms. HF impairs the heart's ability to pump blood efficiently, causing shortness of breath, fatigue, swelling and other debilitating symptoms. One of the Company's Epic(TM) HF ICD products, the Epic(TM) HF Model V-338 ICD, is currently in a U.S. clinical study.

         The Model 3510 universal pacemaker and ICD programmer is an easy-to-use programmer that supports the Company's pacemakers and ICDs, including products for emerging indications. The Model 3510 universal programmer allows the physician to utilize the diagnostic and therapeutic capabilities of the Company's pacemakers and ICDs.

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

         St. Jude's Supreme(TM) catheter product line consists of mapping catheters for the diagnosis of various cardiac arrhythmias, including the 4 French Supreme(TM) diagnostic catheter for standard mapping applications, and the Supreme Spiral SC(TM) catheter to assist clinicians in the diagnosis of paroxysmal atrial fibrillation. St. Jude also offers the Livewire TC Compass(TM) ablation catheter, which aids in clinical management of focal arrhythmias, and the Livewire TC(TM) Bi-Directional ablation catheter, launched in January 2002 following FDA and European regulatory approval.

         CARDIAC SURGERY: Heart valve replacement or repair may be necessary because the natural heart valve has deteriorated due to congenital defects or disease. Heart valves facilitate the one-way flow of blood in the heart and prevent significant backflow of blood into the heart and between the heart's chambers. St. Jude offers both mechanical and tissue replacement heart valves and valve repair products. The St. Jude Medical(R) mechanical heart valve has been implanted in over 1.3 million patients worldwide. The SJM Regent(TM) mechanical heart valve was approved for sale in Europe in December 1999 and received FDA approval for U.S. market release in March 2002. In the United States, the Company markets the Toronto SPV(R) stentless tissue valve, which received FDA approval in 1997. Outside the United States, the Company markets the SJM Epic(TM) stented tissue heart valve, the SJM Biocor(TM) stented tissue valve, the Toronto SPV(R) stentless tissue valve and the Toronto Root(TM) tissue valve. The Toronto Root(TM) tissue valve is a stentless aortic root bioprosthesis used when aortic root disease accompanies valve disease. This valve is currently in U.S. and Canadian clinical studies. The SJM Epic(TM) stented tissue heart valve is also currently in a U.S. clinical study.

         The Company also offers a line of heart valve repair products including the semi-rigid SJM(R) Seguin annuloplasty ring and the fully flexible SJM Tailor(TM) annuloplasty ring. Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral heart valves.

         In addition to prosthetic heart valves, St. Jude markets the Symmetry(TM) Bypass System Aortic Connector (the "Aortic Connector"), a suture-free device to facilitate coronary artery bypass graft aortic anastomoses. St. Jude began marketing this product in Western Europe in 2000 and in the U.S. during May 2001.

         CARDIOLOGY AND VASCULAR ACCESS: The Company produces specialized disposable cardiovascular devices, including vascular closure devices, angiography catheters, bipolar temporary pacing catheters, percutaneous catheter introducers and diagnostic guidewires.

         The Company's vascular closure devices are used to close femoral artery puncture wounds following angioplasty, stenting and diagnostic procedures. Its newest vascular closure product, the Angio-Seal(TM) STS Platform, received European CE Marking in July 2001 and FDA approval in August 2001. The STS Platform incorporates a self-tightening suture, which eliminates the need for a post-placement spring, allowing for completion of the entire procedure in the catheterization lab. It also integrates a Secure-Cap(TM), which facilitates proper deployment through audible, tactile and visual confirmations during the closure process.

         Angiography catheters, such as St. Jude's Spyglass(TM) angiography catheters, are used in coronary angiography procedures to obtain images of coronary arteries to identify structural cardiac diseases. St. Jude's bipolar temporary pacing catheters are inserted percutaneously for temporary use (ranging from less than one hour to a maximum of one week) with external pacemakers to provide patient stabilization prior to implantation of a permanent pacemaker, following a heart attack, or during surgical procedures. The Company produces and markets several designs of bipolar temporary pacing catheters, including its Pacel(TM) biopolar pacing catheters, which are available in both torque control and flow-directed models with a broad range of curve choices and electrode spacing options.

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

SUPPLIERS

         St. Jude purchases raw materials and other products from numerous suppliers. The Company maintains sizable inventories (in some cases, up to three years of its projected requirements) for certain materials that it believes are critical and may be difficult to obtain from an alternative supplier. St. Jude has been advised periodically by some suppliers that they may terminate sales of products to customers that manufacture implantable medical devices in an effort to reduce their potential product liability exposure. Some of these suppliers have modified their positions and have indicated a willingness to temporarily continue to provide product until an alternative vendor or product can be qualified, or to reconsider the supply relationship. While the Company believes that alternative sources of raw materials are available and that there is sufficient lead time in which to qualify other sources, any supply interruption could have a material adverse effect on the Company's ability to manufacture its products.

COMPETITION

         The medical technology industry is highly competitive and is characterized by rapid product development and technological change. Within the medical technology industry, competitors range from small start-up companies to companies with significant resources. The Company's customers consider many factors when choosing supplier partners, including product reliability, clinical outcomes, product availability, inventory consignment, price and product services provided by the manufacturer. St. Jude believes that it competes on the basis of all these factors. Market share can shift as a result of technological innovation, product recalls and product safety alerts and other business factors. As a result, the Company has a need to provide the highest quality products and services. St. Jude expects the competition to continue to increase with the use of tactics such as consigned inventory, bundled product sales and reduced pricing.

         St. Jude is a technological leader in the global bradycardia pacemaker market, with strong bradycardia market share in all major developed geographies. The Company's primary competitors in this market are Medtronic, Inc. and Guidant Corporation. St. Jude is one of three principal manufacturers and suppliers in the highly competitive global ICD market. The Company's other two competitors, Medtronic, Inc. and Guidant Corporation, account for more than 80% of the worldwide ICD sales. These two competitors are larger than St. Jude and have invested substantial amounts in ICD research and development.

         St. Jude is the world's leading manufacturer and supplier in the mechanical heart valve market, which includes two other principal and several smaller mechanical heart valve manufacturers. The Company also competes against two principal and many other smaller tissue heart valve manufacturers.

         St. Jude is the technological leader in mechanical anastomotic connector devices. The Company is aware of several other companies who are investing significant dollars into developing these technologies.

         The global cardiology and vascular access market is a growing market with numerous competitors. Approximately 80% of the Company's sales in this market are from vascular closure devices. St. Jude currently holds the number one position in the highly competitive vascular closure device segment of the C/VA market. Other competitors in C/VA include Abbott Laboratories, Datascope Corp. and Vascular Solutions, Inc.

MARKETING

         The Company's products are sold in more than 100 countries throughout the world. No distributor organization or single customer accounted for more than 10% of 2002, 2001 or 2000 consolidated net sales.

         In the United States, St. Jude sells directly to hospitals through a combination of independent distributors and an employee-based sales organization. In Western Europe, the Company has employee- based sales organizations selling in 14 countries. In Japan, the Company has historically utilized independent distributors. However, when the Getz acquisition is completed in 2003, the Company will have a direct sales organization in Japan to sell certain products, while also continuing the use of other longstanding independent distributor relationships. Throughout the rest of the world the Company uses a combination of independent distributor and direct sales organizations.

         Group purchasing organizations (GPOs) and independent delivery networks
(IDNs) in the United States continue to consolidate purchasing decisions for some of the Company's hospital customers. The Company has contracts in place with many of these organizations. One large GPO has executed contracts with the Company's CRM market competitors that exclude the Company. The enforcement of these contracts may adversely affect the Company's sales of CRM products to members of this GPO.

         Payment terms worldwide are consistent with local country practices. In some developed markets and in many emerging markets, payment terms are typically longer than those in the United States. Orders are shipped as they are received and, therefore, no material backlog exists.

SEASONALITY

         Typically, the Company's net sales are somewhat higher in the first and second quarters and lower in the third and fourth quarters. Lower net sales in the third quarter result from patient tendencies to defer, if possible, cardiac procedures during the summer months and from the seasonality of the U.S. and European markets, where summer vacation schedules normally result in fewer surgical procedures. Lower net sales in the fourth quarter result from fewer selling days in the quarter because of holidays in the United States and other markets, and patient tendencies to defer, if possible, cardiac procedures during these holiday seasons. Independent distributors may randomly place large orders that can distort the net sales pattern just described. In addition, new product introductions, acquisitions and regulatory approvals can impact the typical net sales patterns.

RESEARCH AND DEVELOPMENT

         The Company is focused on the development of new products and on improvements to existing products. Research and development expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of certain new products and processes, and to maintain the highest quality standards with respect to existing products. The Company's research and development expenses, exclusive of purchased in-process research and development charges, were $200.3 million (12.6% of net sales), $164.1 million (12.2% of net sales) and $137.8 million (11.7% of net sales) in 2002, 2001 and 2000, respectively.

GOVERNMENT REGULATION

         The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and foreign governmental authorities or their designated representatives. Under the U.S. Federal Food, Drug and Cosmetic Act (FFDCA) and associated regulations, manufacturers of medical devices must comply with certain policies and procedures that regulate the composition, labeling, testing, manufacturing, packaging and distribution of medical devices. Medical devices are subject to different levels of government approval requirements. The most comprehensive level requires the completion of an FDA-approved clinical evaluation program and submission and approval of a pre-market approval (PMA) application before a device may be commercially marketed. The Company's mechanical and tissue heart valves, ICDs, certain pacemakers and leads and certain electrophysiology catheter applications are subject to this level of approval or as a supplement to a PMA approval. Other pacemakers and leads, annuloplasty ring products and other electrophysiology and cardiology products are currently marketed under the less rigorous 510(k) pre-market notification procedure of the FFDCA.

         In addition, the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized, and it has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA also conducts inspections prior to approval of a PMA to determine compliance with the quality system regulations that cover manufacturing and design. At any time after approval of a PMA or granting of a 510(k), the FDA may conduct periodic inspections to determine compliance with both quality system regulations and/or current medical device reporting regulations. If the FDA were to conclude that St. Jude is not in compliance with applicable laws or regulations, it could institute proceedings to detain or seize products, issue a recall, impose operating restrictions, assess civil penalties and recommend criminal prosecution to the U.S. Department of Justice. Furthermore, the FDA could proceed to ban, or request recall, repair, replacement or refund of the cost of any device previously manufactured or distributed.

         The FDA also regulates recordkeeping for medical devices and reviews hospital and manufacturers' required reports of adverse experiences to identify potential problems with FDA- authorized devices. Regulatory actions may be taken by the FDA due to adverse experience reports.

Diagnostic-related groups (DRG) reimbursement schedules regulate the amount the U.S. government, through the Centers for Medicare and Medicaid Services, will reimburse hospitals and doctors for the inpatient care of persons covered by Medicare. In response to rising Medicare and Medicaid costs, several legislative proposals are under consideration that would restrict future funding increases for these programs. Changes in current DRG reimbursement levels could have an adverse effect on the Company's domestic pricing flexibility.

St. Jude's international business is subject to medical device laws in individual countries outside the United States. These laws range from extensive device approval requirements in some countries for all or some of the Company's products, to requests for data or certifications in other countries. Generally, international regulatory requirements are increasing. In the European Union, the regulatory systems have been consolidated, and approval to market in all European Union countries (represented by the CE Mark) can be obtained through one agency. In addition, government funding of medical procedures is limited and in certain instances is being reduced.

         Some medical device regulatory agencies have begun considering whether to continue to permit the sale of medical devices that incorporate any bovine material because of concerns about Bovine Spongiform Encephalopathy (BSE), sometimes referred to as "mad cow disease." It is believed that in some instances this disease has been transmitted to humans through the consumption of beef. There have been no reported cases of transmission of BSE through medical products and no reported cases of BSE in the United States. Some of the Company's products use bovine collagen (Angio-Seal(TM) and vascular grafts), which is derived from the bovine component scientifically rated as least likely to transmit the disease. Some of the Company's tissue heart valves incorporate bovine pericardial material. The Company is cooperating with the regulatory agencies considering these issues.

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

         While the Company believes design, development, regulatory and marketing aspects of the medical device business represent the principal barriers to entry, it also recognizes that the Company's patents and license rights may make it more difficult for competitors to market products similar to those produced by the Company. St. Jude can give no assurance that any of its patent rights, whether issued, subject to license, or in process, will not be circumvented or invalidated. Furthermore, there are numerous existing and pending patents on medical products and biomaterials. There can be no assurance that the Company's existing or planned products do not or will not infringe such rights or that others will not claim such infringement. No assurance can be given that the Company will be able to prevent competitors from challenging the Company's patents or entering markets currently served by the Company.

INSURANCE

         The Company operates in an industry that is susceptible to significant product liability claims. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class. In addition, product liability claims may be asserted against the Company in the future, relative to events that are not known to management at the present time. While it is not possible to predict the outcome of every claim, the Company believes that it has adequate product liability insurance to cover the costs associated with them. The product liability insurance market has changed dramatically since September 2001. The Company's self-insured retentions and insurance premiums have increased and are expected to increase further in the future. The Company's insurance program, as a result, is designed to prevent a catastrophic loss. The Company further believes that any costs not covered by product liability insurance, including the Company's self-insured deductible, will not have a material adverse impact on the Company's consolidated financial position or liquidity, but may be material to the consolidated results of operations of a future period.

         California earthquake insurance is currently difficult to procure, extremely costly, and restrictive in terms of coverage. The Company's earthquake and related business interruption insurance for its CRM operations located in Sylmar and Sunnyvale, California provides for limited coverage above a significant self-insured retention. Several factors preclude the Company from determining the effect an earthquake may have on its business. These factors include, but are not limited to, the severity and location of the earthquake, the extent of any damage to the Company's manufacturing facilities, the impact of an earthquake on the Company's California workforce and the infrastructure of the surrounding communities and the extent, if any, of damage to the Company's inventory and work in process. While the Company's exposure to significant losses from a California earthquake would be partially mitigated by its ability to manufacture some of its CRM products at its Swedish manufacturing facility, the losses could have a material adverse effect on the Company for a period of time that cannot be predicted. The Company has expanded the manufacturing capabilities at its Swedish facility and has constructed a pacemaker component manufacturing facility in Arizona. In addition, the Company has moved significant finished goods inventory to locations outside California. These facilities and inventory transfers would further mitigate the adverse impact of a California earthquake.

EMPLOYEES
         As of December 31, 2002, the Company had 6,042 full-time employees. St. Jude has never experienced a work stoppage as a result of labor disputes, and none of its employees are represented by a labor organization, with the exception of the Company's employees in Sweden and certain employees in France. The Company believes that its relationship with its employees is generally good.

INTERNATIONAL OPERATIONS

         The Company's international business is subject to such special risks as currency exchange controls and fluctuations, the imposition or increase of import or export duties and surtaxes, and international credit, financial or political problems. Currency exchange rate fluctuations relative to the U.S. dollar can affect reported consolidated revenues and net earnings. The Company may hedge a portion of this exposure from time to time to reduce the effect of foreign currency rate fluctuations on net earnings. See the "Market Risk" section on page 7 of "Management's Discussion and Analysis of Results of Operations and Financial Condition", incorporated herein by reference from the Financial Report included in the Company's 2002 Annual Report to Shareholders. Operations outside the United States also present complex tax and cash management issues that necessitate sophisticated analysis and diligent monitoring to meet the Company's financial objectives.

AVAILABILITY OF SEC REPORTS

         The Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after they are filed or furnished to the Securities and Exchange Commission. Such reports are available on the Company's website (http://www.sjm.com) under the Investor Relations section or can be obtained by contacting the Company's Investor Relations group at 1.800.552.7664 or at St. Jude Medical, Inc., One Lillehei Plaza, St. Paul, Minnesota 55117. Information included on the Company's website is not deemed to be incorporated into this Annual Report on Form 10-K.


ITEM 2. PROPERTIES

         St. Jude's principal executive offices are owned and are located in St. Paul, Minnesota. Manufacturing facilities are located in California, Minnesota, Arizona, South Carolina, Canada, Brazil, Puerto Rico and Sweden. The Company owns approximately 56%, or 338,000 square feet, of its total manufacturing space, and the balance is leased.

         The Company also maintains sales and administrative offices in the United States at 16 locations in six states and outside the United States at 41 locations in 25 countries. With the exception of one location, all of these locations are leased.

         In management's opinion, all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations. The Company believes that it has sufficient space for its current operations and for foreseeable expansion in the next few years.

ITEM 3. LEGAL PROCEEDINGS

         SILZONE(R) LITIGATION: The Company has been sued by patients alleging defects in the Company's mechanical heart valves and valve repair products with Silzone(R) coating. Some of these cases, both in the United States and Canada, are seeking monitoring of patients implanted with Silzone(R)-coated valves and repair products who allege no injury to date. Some of these cases are seeking class action status. The Company voluntarily recalled products with Silzone(R) coating on January 21, 2000, and sent a Recall Notice and Advisory concerning the recall to physicians and others.

         In 2001, the U.S. Judicial Panel on Multi-District Litigation ruled that certain lawsuits filed in U.S. federal district court involving products with Silzone(R) coating should be part of Multi-District Litigation proceedings under the supervision of U.S. District Court Judge John Tunheim in Minnesota. As a result, actions in federal court involving products with Silzone(R) coating have been and will likely continue to be transferred to Judge Tunheim for coordinated or consolidated pretrial proceedings. The hearing concerning requests by certain plaintiffs to have matters proceed as class actions occurred on October 2, 2002. Judge Tunheim is presently considering plaintiffs' motions for class certification, and a decision by Judge Tunheim in this regard is expected in early 2003.

         There are other actions involving products with Silzone(R) coating in various state courts that may or may not be coordinated with the matters presently before Judge Tunheim. The lawsuits in Canada are proceeding in accordance with separate schedules issued by the applicable provincial courts. A hearing concerning the certification of a class action in Ontario, Canada, is currently scheduled for June 2003.

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

         GUIDANT LITIGATION: In November 1996, Guidant Corporation ("Guidant") sued St. Jude Medical alleging that the Company did not have a license to certain patents controlled by Guidant covering ICD products and alleging that the Company was infringing those patents. St. Jude Medical's contention was that it had obtained a license from Guidant to the patents in issue when it acquired certain assets of Telectronics in November 1996. In July 2000, an arbitrator rejected St. Jude Medical's position, and in May 2001, a federal district court judge also ruled that the Guidant patent license with Telectronics had not transferred to St. Jude Medical.

         Guidant's suit originally alleged infringement of four patents by St. Jude Medical. Guidant later dismissed its claim on one patent and a court ruled that a second patent was invalid. This determination of invalidity was appealed by Guidant and the Court of Appeals upheld the lower court's invalidity determination. In a jury trial involving the two remaining patents (the `288 and `472 patents), the jury found that these patents were valid and that St. Jude Medical did not infringe the `288 patent. The jury found that the Company did infringe the `472 patent, though such infringement was not willful. The jury awarded damages of $140 million to Guidant. In post-trial rulings, however, the judge overseeing the jury trial ruled that the `472 patent was invalid and also was not infringed by St. Jude Medical, thereby eliminating the $140 million verdict against the Company. The trial court also made other rulings as part of the post-trial order, including a ruling that the `288 patent was invalid on several grounds.

         In August 2002, Guidant commenced an appeal of certain of the trial judge's post-trial decisions pertaining to the `288 patent. Guidant did not appeal the trial court's finding of invalidity and non-infringement of the `472 patent. The parties are currently in the briefing phase of this appeal. While it is not possible to predict the outcome of the appeal process, the Company believes that it has meritorious defenses against the claims asserted by Guidant and Guidant's continued pursuit of this case.

         OTHER LITIGATION MATTERS: The Company is involved in various product liability lawsuits, claims and proceedings of a nature considered normal to its business. Subject to self-insured retentions, the Company believes it has product liability insurance sufficient to cover such claims and suits.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2002.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name                       Age                      Position*
--------------------------------------------------------------------------------

Terry L. Shepherd          50      Chairman (2002) and Chief Executive Officer
                                   (1999)

Daniel J. Starks           48      President and Chief Operating Officer (2001)

David W. Adinolfi          47      President, Daig (2001)

Michael J. Coyle           40      President, Cardiac Rhythm Management (2001)

Peter L. Gove              55      Vice President, Corporate Relations (1994)

John C. Heinmiller         48      Vice President, Finance, Chief Financial
                                   Officer and Treasurer (1998)

Jeri L. Lose               45      Vice President, Information Technology and
                                   Chief Information Officer (2000)

Joseph H. McCullough       53      President, International (2001)

Thomas R. Northenscold     45      Vice President, Administration (2003)**

Kevin T. O'Malley          51      Vice President, General Counsel and Secretary
                                   (1994)

Michael T. Rousseau        47      President, U.S. Sales (2001)

Jane J. Song               40      President, Cardiac Surgery (2002)

Frieda J. Valk             49      Vice President, Administration (1999)**

-----------------------------

 *Dates in brackets indicate year during which each named executive officer began serving in such capacity.
**Mr. Northenscold was appointed March 3, 2003, and Ms. Valk will no longer be an executive officer effective March 31, 2003.

         Executive officers serve at the pleasure of the Board of Directors.

         Mr. Shepherd joined the Company in 1994 as President of Cardiac Surgery. In May 1999, he was appointed President and Chief Executive Officer of St. Jude, and since February 2001 he has been the Company's Chief Executive Officer. Mr. Shepherd has also served on St. Jude's Board of Directors since May 1999, and in May 2002 was elected Chairman of the Board of Directors.

         Mr. Starks joined St. Jude in 1996 as a result of the Company's acquisition of Daig Corporation, where he continued as Chief Executive Officer. In 1997, he was also appointed Chief Executive Officer of Cardiac Rhythm Management, and in April 1998 also became President of Cardiac Rhythm Management. He was appointed President and Chief Operating Officer of St. Jude in February 2001. Mr. Starks has also served on the Company's Board of Directors since 1996. Mr. Starks serves on the Board of Directors of Urologix Inc.

         Mr. Adinolfi joined St. Jude in 1994 as a result of the Company's acquisition of Pacesetter, Inc. He served as Vice President, CRM Global Product Planning and Identification from June 1996 to March 1998. In April 1998, he became Senior Vice President, CRM Global Marketing, and in March 1999 became Senior Vice President of CRM Product Portfolio Management. In February 2001, Mr. Adinolfi was appointed President of Daig. Prior to joining Pacesetter in 1989 as Director of Marketing, Mr. Adinolfi worked for Cordis Corporation and Telectronics, Inc., both medical technology companies, in a variety of marketing, sales and management positions.

         Mr. Coyle joined St. Jude in 1994 as Director, Business Development. He served as President and Chief Operating Officer of Daig from 1997 to 2001 and was appointed President, Cardiac Rhythm Management in February 2001. Prior to joining St. Jude, he spent nine years with Eli Lilly & Company, a pharmaceutical products company, in a variety of technical and business management roles in both its Pharmaceutical and Medical Device Divisions.

         Mr. Gove joined the Company in 1994 as Vice President, Corporate Relations. Prior to joining the Company, Mr. Gove was Vice President, Marketing and Communications of Control Data Systems, Inc., a computer services company, from 1991 to 1994. From 1981 to 1990, Mr. Gove held various executive positions with Control Data Corporation. From 1970 to 1981, Mr. Gove held various management positions with the State of Minnesota and the U.S. Government. Mr. Gove serves on the Board of Directors of QRS Diagnostic, LLC and Information for Public Affairs, Inc.

         Mr. Heinmiller joined the Company in May 1998 as Vice President of Corporate Business Development. In September 1998 he was appointed Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Heinmiller was president of F3 Corporation, a privately held asset management company, from 1997 to 1998, and was Vice President of Finance and Administration for Daig Corporation from 1995 to 1997. Mr. Heinmiller is also a former audit partner in the Minneapolis office of Grant Thornton LLP, a national public accounting firm. Mr. Heinmiller is on the Board of Directors of Lifecore Biomedical, Inc. and Arctic Cat, Inc.

         Ms. Lose joined St. Jude in 1999 as Vice President, Information Technology, and was also appointed Chief Information Officer in 2000. Prior to joining the Company, Ms. Lose was Vice President of Systems Development at U.S. Bancorp, a multi-state financial services holding company, from 1993 to 1999. From 1990 to 1993, Ms. Lose was a Senior Manager in Information Technology Consulting with Ernst & Young LLP, an international public accounting firm. From 1979 to 1990, she held several positions in Accounting and then Information Technology with General Mills, Inc, a consumer food products company. Ms. Lose serves on the Board of Directors of Apria Healthcare, Inc.

         Mr. McCullough joined St. Jude in 1994 as a CRM Regional Sales Director. He became Director of CRM Marketing in 1996 and was named Vice President of CRM Marketing in January 1997. In December 1997, Mr. McCullough was appointed CRM Business Unit Director. He became Vice President, CRM Europe and Managing Director of the Company's manufacturing operations in Veddesta, Sweden in January 1999, and Senior Vice President, CRM Europe in August 1999. He was named President, International in July 2001. Prior to joining the Company, Mr. McCullough worked for several medical technology companies for more than 20 years.

         Mr. Northenscold joined St. Jude in 2001 as Vice President, Finance and Administration of Daig. On March 3, 2003 he was appointed Vice President, Administration. Prior to joining the Company, Mr. Northenscold worked at PPT Vision, Inc., an industrial technology and automation company, where he served as Chief Financial Officer from February 1995 to January 1999, and Division General Manager from January 1999 to September 2001. Prior to 1995, Mr. Northenscold worked for Cardiac Pacemakers, Inc., a medical technology company that is now part of Guidant Corporation, in various finance and operations positions.

         Mr. O'Malley joined the Company in 1994 as Vice President and General Counsel. Since December 1996, he has also served as the Company's Corporate Secretary. Prior to joining St. Jude, Mr. O'Malley was employed by Eli Lilly & Company, a pharmaceutical products company, for 15 years in various positions, including General Counsel of the Medical Device and Diagnostics Division.

         Mr. Rousseau joined the Company in 1999 as Senior Vice President, CRM Global Marketing. In August 1999, CRM Marketing and Sales were combined under his leadership. In January 2001, he was named President, U.S. CRM Sales, and in July 2001 he was named President, U.S. Sales. Prior to joining St. Jude, Mr. Rousseau worked for Sulzer Intermedics, Inc., a medical device company, for 11 years. At Sulzer, he served as Vice President, Tachycardia, in 1997 and was appointed Vice President, U.S. Sales and Marketing in 1998.

         Ms. Song joined St. Jude in 1998 as Senior Vice President, CRM Operations. In May 2002 she was appointed President, Cardiac Surgery. Prior to joining the Company, Ms. Song was employed by Perkin Elmer (formerly EG&G, Inc.), a global technology company, from 1992 to 1998 where she held executive positions in global operations and business development. Prior to her tenure at Perkin Elmer, she was employed by Coopers & Lybrand LLP, an international public accounting firm, and Texas Instruments Inc, a global semiconductor company.

         Ms. Valk joined the Company in 1996 as Human Resources Director of St. Jude Medical Europe. She served as Vice President, Administration from 1999 through March 2003. Prior to joining the Company, Ms. Valk was employed by Eli Lilly & Company, a pharmaceutical products company, for 16 years in various positions, including pharmaceutical sales, sales management, sales training and human resources.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The information set forth under the captions "Dividends" and "Stock Exchange Listings" on pages 8 and 24 of the Financial Report included in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The information set forth under the caption "Five-Year Summary Financial Data" on page 23 of the Financial Report included in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 1 through 8 of the Financial Report included in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information appearing under the caption "Market Risk" on page 7 of the Financial Report included in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of the Company and Report of Independent Auditors set forth on pages 9 through 22 of the Financial Report included in the Company's 2002 Annual Report to Shareholders are incorporated herein by reference:

         Consolidated Statements of Earnings - Fiscal Years ended December 31, 2002, 2001 and 2000

         Consolidated Balance Sheets - December 31, 2002 and 2001

         Consolidated Statements of Shareholders' Equity - Fiscal Years ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Cash Flows - Fiscal Years ended December 31, 2002, 2001 and 2000

         Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Board of Directors" in the Company's definitive proxy statement dated March 27, 2003, is incorporated herein by reference. Information on executive officers under Item 4A of this Form 10-K is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement dated March 27, 2003, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         The information set forth under the caption "Share Ownership of Management and Directors and Certain Beneficial Owners" in the Company's definitive proxy statement dated March 27, 2003, is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information as of December 31, 2002 about the Company's common stock that may be issued under all of its existing equity compensation plans, including the St. Jude Medical, Inc. 1991 Stock Plan, the St. Jude Medical, Inc. 1994 Stock Option Plan, the St. Jude Medical, Inc. 1997 Stock Option Plan, the St. Jude Medical, Inc. 2000 Stock Plan, the St. Jude Medical, Inc. 2000 Employee Stock Purchase Savings Plan, and the St. Jude Medical, Inc. 2002 Stock Plan, As Amended. All of these plans have been approved by the Company's shareholders.

                                                                                                 Number of securities
                                                                                               remaining available for
                                                                                                future issuance under
                                  Number of securities to be         Weighted average         equity compensation plans
                                   issued upon exercise of           exercise price of          (excluding securities
                                     outstanding options,          outstanding options,        reflected in column(a))
                                     warrants and rights            warrants and rights                  (c)
Plan category                                (a)                            (b)
=============================    =============================    ========================    =========================
Equity compensation plans
approved by shareholders                  29,694,922                      $25.22                      9,829,949(1)

Equity compensation plans
not approved by shareholders                  -                              -                            -

-----------------------------    -----------------------------    ------------------------    ---------------------------

Total                                     29,694,922                      $25.22                      9,829,949
-----------------------------    -----------------------------    ------------------------    ---------------------------

(1) Includes 76,256 shares available for future issuance under the St. Jude Medical, Inc. 2000 Stock Plan for restricted stock grants.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the captions "Governance of the Company" and "Executive Compensation" in the Company's definitive Proxy Statement dated March 27, 2003, is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures

                  Disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of
                  1934) refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing of this annual report, and they have concluded that such controls and procedures are effective at ensuring that required information will be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

         (b)      Changes in Internal Controls

                  There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

            (1)   FINANCIAL STATEMENTS

                  The following Consolidated Financial Statements of the Company and Report of Independent Auditors as set forth on pages 9 through 22 of the Financial Report included in the Company's 2002 Annual Report to Shareholders are incorporated herein by reference from Exhibit 13 attached hereto:

                  Consolidated Statements of Earnings - Fiscal Years ended December 31, 2002, 2001 and 2000

                  Consolidated Balance Sheets - December 31, 2002 and 2001

                  Consolidated Statements of Shareholders' Equity - Fiscal Years ended December 31, 2002, 2001 and 2000

                  Consolidated Statements of Cash Flows - Fiscal Years ended December 31, 2002, 2001 and 2000

                  Notes to Consolidated Financial Statements

            (2)  FINANCIAL STATEMENT SCHEDULE

                  Schedule II, Valuation and Qualifying Accounts, is filed as part of this Annual Report on Form 10-K (see Item 15(d)).

                  The Report of Independent Auditors with respect to this financial statement schedule is incorporated herein by reference from Exhibit 23 attached hereto.

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


EXHIBIT                          EXHIBIT INDEX
-------  -----------------------------------------------------------------------

3.1 Articles of Incorporation are incorporated by reference from Exhibit 3(a) of the Company's Form 8 filed on August 20, 1987, amending the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

3.2 Articles of Amendment dated September 5, 1996, to Articles of Incorporation are incorporated by reference from Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

3.3 Bylaws are incorporated by reference from Exhibit 3(ii) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

4.1 Rights Agreement dated as of June 16, 1997, between the Company and American Stock Transfer and Trust Company, as Rights Agent, including the Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock is incorporated by reference from Exhibit 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

4.2 Amendment, dated as of December 20, 2002, to Rights Agreement, dated as of June 16, 1997, is incorporated by reference from Exhibit 1 of the Company's Current Report on Form 8-K filed on March 21, 2003.

EXHIBIT                          EXHIBIT INDEX
-------  -----------------------------------------------------------------------

10.1 Form of Indemnification Agreement that the Company has entered into with officers and directors is incorporated by reference from Exhibit 10(d) of the Company's Annual Report on Form 10-K for the year ended December 31, 1986. *

10.2 St. Jude Medical, Inc. Management Incentive Compensation Plan is incorporated by reference from Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. *

10.3 Management Savings Plan dated February 1, 1995, is incorporated by reference from Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994. *

10.4 Retirement Plan for members of the Board of Directors, as amended on March 15, 1995, is incorporated by reference from Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994. *

10.5 St. Jude Medical, Inc. 1991 Stock Plan is incorporated by reference from the Company's Registration Statement on Form S-8 filed June 28, 1991 (Commission File No. 33-41459). *

10.6 St. Jude Medical, Inc. 1994 Stock Option Plan is incorporated by reference from Exhibit 4(a) of the Company's Registration Statement on Form S-8 filed July 1, 1994 (Commission File No. 33-54435). *

10.7 St. Jude Medical, Inc. 1997 Stock Option Plan is incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed December 22, 1997 (Commission File No. 333-42945). *

10.8 Split Dollar Insurance Agreement as amended April 29, 1999 between St. Jude Medical, Inc. and Ronald A. and Lucille E. Matricaria is incorporated by reference from Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. *

10.9 St. Jude Medical, Inc. 2000 Stock Plan is incorporated by reference from Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. *

EXHIBIT                          EXHIBIT INDEX
-------  -----------------------------------------------------------------------

10.10 St. Jude Medical, Inc. 2000 Employee Stock Purchase Savings Plan is incorporated by reference from Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. *

10.11 Amended and Restated Employment Agreement dated as of March 25, 2001, between the Company and Daniel J. Starks is incorporated by reference from Exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. *

10.12 Form of Severance Agreement that the Company has entered into with officers relating to severance matters in connection with a change in control is incorporated by reference from Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. *

10.13 Amended and Restated Employment Agreement dated as of March 25, 2001, between the Company and Terry L. Shepherd is incorporated by reference from Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. *

10.14 St. Jude Medical, Inc. 2002 Stock Plan, As Amended, is incorporated by reference from Exhibit 10.14 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. *

13       Portions of the Company's 2002 Annual Report to Shareholders. #

21       Subsidiaries of the Registrant. #

23       Consent of Independent Auditors. #

24       Power of Attorney. #

99.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

99.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

----------------------------
* Management contract or compensatory plan or arrangement.
# Filed as an exhibit to this Annual Report on Form 10-K.

(a) REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 2002:

         The Company filed a Form 8-K on November 8, 2002, to report that it had recently issued an alert regarding its Telectronics Meta model 1256D pacemakers, which had experienced premature battery depletion in 1% of the devices, and that it had also recently issued an Advisory Update that extends a previous advisory notification sent to physicians regarding certain Tempo and Meta 1256D pacemakers.

(b) EXHIBITS: Reference is made to Item 15(a)(3).

(c) SCHEDULES:


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

         COL. A                 COL. B                      COL. C                            COL. D                    COL. E
-------------------------  -----------------  --------------------------------   --------------------------------   ---------------
                                                          ADDITIONS                         DEDUCTIONS
                               BALANCE        --------------------------------   --------------------------------
                             AT BEGINNING       CHARGED TO                                                            BALANCE AT
      DESCRIPTION              OF YEAR            EXPENSE          OTHER(1)        WRITE-OFFS(2)      OTHER(1)        END OF YEAR
-------------------------  -----------------  ----------------  --------------   ----------------  --------------   ---------------
Allowance for doubtful accounts
Fiscal Year Ended:
     December 31, 2002          $ 17,210         $ 9,188           $ 1,752          $ (4,072)          $   -           $ 24,078
     December 31, 2001            13,831           6,468                 -            (2,738)           (351)            17,210
     December 31, 2000            13,529           6,913                 -            (6,244)           (367)            13,831

(1) Effects of changes in foreign currency translation.
(2) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ST. JUDE MEDICAL, INC.

Date: March 19, 2003             By /s/ TERRY L. SHEPHERD
                                    ---------------------
                                    Terry L. Shepherd
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                    (PRINCIPAL EXECUTIVE OFFICER)


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

/s/ TERRY L. SHEPHERD       Director   March 19, 2003        /s/ DANIEL J. STARKS        Director   March 19, 2003
---------------------                                        --------------------
Terry L. Shepherd                                            Daniel J. Starks

                            Director   March 19, 2003        /s/ DAVID A. THOMPSON       Director   March 19, 2003
-----------------------                                      ---------------------
Richard R. Devenuti                                          David A. Thompson

/s/ STUART M. ESSIG         Director   March 19, 2003        /s/ STEFAN K. WIDENSOHLER   Director   March 19, 2003
-------------------                                         --------------------------
Stuart M. Essig                                              Stefan K. Widensohler


/s/ THOMAS H. GARRETT III   Director   March 19, 2003        /s/ WENDY L. YARNO          Director   March 19, 2003
-------------------------                                    ------------------
Thomas H. Garrett III                                        Wendy L. Yarno

/s/ WALTER L. SEMBROWICH    Director   March 19, 2003        /s/ FRANK C-P YIN           Director   March 19, 2003
------------------------                                     -----------------
Walter L. Sembrowich                                         Frank C-P Yin

                                  CERTIFICATION

I, Terry L. Shepherd, certify that:

     1. I have reviewed this annual report on Form 10-K of St. Jude Medical, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003
      --------------

/s/ TERRY L. SHEPHERD
---------------------
Terry L. Shepherd
Chairman and Chief Executive Officer

                                  CERTIFICATION

I, John C. Heinmiller, certify that:

     1. I have reviewed this annual report on Form 10-K of St. Jude Medical, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003
      --------------

/s/ JOHN C. HEINMILLER
----------------------
John C. Heinmiller
Chief Financial Officer