Form 10-Q
period 2003-03-31
ST JUDE MEDICAL INC
filed 2003-05-13
CIK 203077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

                          Commission File Number 0-8672
                                                 ------

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES __X__ NO _____

The number of shares of common stock, par value $.10 per share, outstanding on April 28, 2003 was 179,934,229.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             ST. JUDE MEDICAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                      2003                 2002
--------------------------------------------------------------------------------

Net sales                                     $441,384             $371,193
Cost of sales                                  139,464              118,788
--------------------------------------------------------------------------------
    Gross profit                               301,920              252,405

Selling, general and administrative expense    139,084              122,687
Research and development expense                55,942               46,465
--------------------------------------------------------------------------------
    Operating profit                           106,894               83,253

Other income (expense)                           1,197                 (485)
--------------------------------------------------------------------------------
    Earnings before income taxes               108,091               82,768

Income tax expense                              28,104               20,692
--------------------------------------------------------------------------------
Net earnings                                  $ 79,987             $ 62,076
================================================================================

================================================================================
Net earnings per share:
    Basic                                     $   0.45             $   0.35
    Diluted                                   $   0.43             $   0.34

Weighted average shares outstanding:
    Basic                                      178,888              175,223
    Diluted                                    186,326              182,385
--------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                             ST. JUDE MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        MARCH 31, 2003              DECEMBER 31,
                                                                                            (UNAUDITED)           2002 (SEE NOTE)
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
     Cash and equivalents                                                                     $ 497,103                 $ 401,860
     Accounts receivable, less allowance for doubtful accounts
        of $29,307 in 2003 and $24,078 in 2002                                                  405,287                   381,246
     Inventories                                                                                231,794                   227,024
     Deferred income taxes                                                                       52,658                    56,857
     Other                                                                                       50,821                    47,330
----------------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                   1,237,663                 1,114,317

Property, plant and equipment - at cost                                                         711,674                   701,314
Less accumulated depreciation                                                                  (416,334)                 (400,833)
----------------------------------------------------------------------------------------------------------------------------------
       Net property, plant and equipment                                                        295,340                   300,481

Other assets
     Goodwill                                                                                   326,886                   325,575
     Other intangible assets, net                                                                87,754                    89,491
     Deferred income taxes                                                                        5,713                    12,269
     Other                                                                                      123,162                   109,246
----------------------------------------------------------------------------------------------------------------------------------
        Total other assets                                                                      543,515                   536,581
----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                $ 2,076,518               $ 1,951,379
==================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                                          $ 97,742                 $ 108,931
     Income taxes payable                                                                        59,285                    51,380
     Accrued expenses
        Employee compensation and related benefits                                              124,253                   135,705
        Other                                                                                    81,121                    78,636
----------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                362,401                   374,652

Long-term debt                                                                                        -                         -

Commitments and contingencies                                                                         -                         -

Shareholders' equity
     Preferred stock                                                                                  -                         -
     Common stock                                                                                17,956                    17,803
     Additional paid-in capital                                                                 258,159                   216,878
     Retained earnings                                                                        1,491,181                 1,411,194
     Accumulated other comprehensive income (loss):
        Cumulative translation adjustment                                                       (58,843)                  (73,388)
        Unrealized gain on available-for-sale securities                                          5,664                     4,240
----------------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                             1,714,117                 1,576,727
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $ 2,076,518               $ 1,951,379
==================================================================================================================================

NOTE: The balance sheet at December 31, 2002 has been derived from the Company's audited financial statements. See notes to condensed consolidated financial statements.

                             ST. JUDE MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                                                        2003                    2002
=================================================================================================================================
Operating Activities
    Net earnings                                                                                $ 79,987                $ 62,076
    Adjustments to reconcile net earnings to net cash from operating activities:
      Depreciation                                                                                14,796                  14,875
      Amortization                                                                                 1,757                   1,499
      Deferred income taxes                                                                        9,882                     (24)
      Changes in operating assets and liabilities, net of business acquisitions:
         Accounts receivable                                                                     (19,171)                (32,181)
         Inventories                                                                              (4,522)                  2,161
         Other current assets                                                                     (1,075)                (21,952)
         Accounts payable and accrued expenses                                                   (16,172)                 (8,709)
         Income taxes payable                                                                     19,853                  18,257
---------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                                  85,335                  36,002

Investing Activities
    Purchase of property, plant and equipment                                                     (8,174)                (13,105)
    Business acquisition payments                                                                      -                  (9,427)
    Other                                                                                        (14,511)                (10,420)
---------------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                                     (22,685)                (32,952)

Financing Activities
    Proceeds from exercise of stock options                                                       29,485                  23,649
    Borrowings under debt facilities                                                                   -                 296,900
    Payments under debt facilities                                                                     -                (332,278)
---------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities                                        29,485                 (11,729)

Effect of currency exchange rate changes on cash                                                   3,108                    (774)
---------------------------------------------------------------------------------------------------------------------------------
       Net increase (decrease) in cash and equivalents                                            95,243                  (9,453)
Cash and equivalents at beginning of period                                                      401,860                 148,335
---------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                          $ 497,103               $ 138,882
=================================================================================================================================

See notes to condensed consolidated financial statements.

                             ST. JUDE MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

STOCK-BASED COMPENSATION: The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," to its stock-based employee compensation.

THREE MONTHS ENDED MARCH 31,                                                    2003                   2002
================================================================================================================
Net earnings, as reported                                                   $ 79,987               $ 62,076

Less:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                                  (8,869)                (8,299)
----------------------------------------------------------------------------------------------------------------
Pro forma net earnings                                                      $ 71,118               $ 53,777
================================================================================================================

Net earnings per share:
  Basic-as reported                                                         $   0.45               $   0.35
  Basic-pro forma                                                               0.40                   0.31

  Diluted-as reported                                                       $   0.43               $   0.34
  Diluted-pro forma                                                             0.38                   0.29
================================================================================================================

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                               MARCH 31,           DECEMBER 31,
                                                    2003                   2002
================================================================================
Finished goods                                 $ 136,856              $ 140,856
Work in process                                   35,442                 27,481
Raw materials                                     59,496                 58,687
--------------------------------------------------------------------------------
                                               $ 231,794              $ 227,024
================================================================================

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

The net carrying amount of goodwill for the first quarter ended March 31, 2003 increased $1,311 to $326,886 due primarily to currency translation fluctuations of non-U.S. dollar denominated goodwill balances. There were no goodwill impairment charges recorded during the three months ended March 31, 2003 or during 2002.

Balances of other intangible assets as of March 31, 2003 and December 31, 2002 were as follows:
                                    Purchased
                                   Technology
                                   and Patents           Other          Total
==============================================================================
MARCH 31, 2003
Original cost                         $ 75,874        $ 33,765      $ 109,639
Accumulated amortization               (18,118)         (3,767)       (21,885)
------------------------------------------------------------------------------
  Net carrying value                  $ 57,756        $ 29,998       $ 87,754
==============================================================================

DECEMBER 31, 2002
Original cost                         $ 75,749        $ 33,741      $ 109,490
Accumulated amortization               (17,075)         (2,924)       (19,999)
------------------------------------------------------------------------------
  Net carrying value                  $ 58,674        $ 30,817       $ 89,491
==============================================================================

The "other" column above primarily represents customer relationships from the acquisition of various businesses involved in the distribution of the Company's products. These assets are amortized on a straight-line basis over ten years.

Amortization expense of other intangible assets was $1,757 and $1,499 for the three months ended March 31, 2003 and 2002, respectively.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

SILZONE(R) LITIGATION: The Company has been sued by patients alleging defects in the Company's mechanical heart valves and valve repair products with Silzone(R) coating. Some of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves and repair products who allege no injury to date. Some of these cases have been settled, some have been dismissed, and others are ongoing. Some of these cases, both in the United States and Canada, are seeking class action status. The Company voluntarily recalled products with Silzone(R) coating on January 21, 2000, and sent a Recall Notice and Advisory concerning the recall to physicians and others. See also Note 6 regarding the special charges associated with this matter.

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

Certain plaintiffs requested Judge Tunheim to allow some cases to proceed as class actions. Judge Tunheim issued a ruling on plaintiffs' motions for class certification on March 27, 2003. In his ruling, Judge Tunheim conditionally certified one class of plaintiffs (U.S. persons who have a Silzone heart valve which is still implanted) and conditionally certified a second class of plaintiffs (U.S. persons who received a Silzone heart valve and who have sustained physical injuries due to the valve). The Company believes that the ruling is inconsistent with the applicable laws and precedents, and is pursuing its appellate remedies.

In the meantime, cases involving Silzone(R) products not seeking class action status which are consolidated before Judge Tunheim are proceeding in accordance with the scheduling orders he has rendered. There are other actions involving products with Silzone(R) coating in various state courts that may or may not be coordinated with the matters presently before Judge Tunheim. The lawsuits in Canada are proceeding in accordance with separate schedules issued by the applicable provincial courts. A hearing concerning the certification of a class action in Ontario, Canada, is currently scheduled for June 2003.

While it is not possible to predict the outcome of the various cases involving Silzone(R) products, the Company believes that it has adequate product liability insurance to cover the costs associated with them. The Company further believes that any costs not covered by product liability insurance will not have a material adverse impact on the Company's consolidated financial position or liquidity, but may be material to the consolidated results of operations of a future period.

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

Guidant's suit originally alleged infringement of four patents by St. Jude Medical. Guidant later dismissed its claim on one patent and a court ruled that a second patent was invalid. This determination of invalidity was appealed by Guidant and the Court of Appeals upheld the lower court's invalidity determination. In a jury trial involving the two remaining patents (the '288 and '472 patents), the jury found that these patents were valid and that St. Jude Medical did not infringe the '288 patent. The jury found that the Company did infringe the '472 patent, though such infringement was not willful. The jury awarded damages of $140,000 to Guidant. In post-trial rulings, however, the judge overseeing the jury trial ruled that the '472 patent was invalid and also was not infringed by St. Jude Medical, thereby eliminating the $140,000 verdict against the Company. The trial court also made other rulings as part of the post-trial order, including a ruling that the '288 patent was invalid on several grounds.

In August 2002, Guidant commenced an appeal of certain of the trial judge's post-trial decisions pertaining to the '288 patent. Guidant did not appeal the trial court's finding of invalidity and non-infringement of the '472 patent. The parties are currently in the briefing phase of this appeal. While it is not possible to predict the outcome of the appeal process, the Company believes that it has meritorious defenses against the claims asserted by Guidant and Guidant's continued pursuit of this case.

OTHER LITIGATION MATTERS: The Company is involved in various other product liability lawsuits, claims and proceedings that arise in the ordinary course of business. Subject to self-insured retentions, the Company believes it has product liability insurance sufficient to cover such claims and suits.

NOTE 5 - PRODUCT WARRANTIES

The Company offers a warranty on various products, the most significant of which relate to its pacemaker and ICD systems. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Changes in the Company's product warranty liability during the first quarter of 2003 and 2002 were as follows:

                                              MARCH 31,              MARCH 31,
                                                   2003                   2002
===============================================================================
Balance at beginning of period                 $ 14,755               $ 11,369
Warranty expense recognized                       1,060                  2,661
Warranty credits issued                            (259)                  (557)
-------------------------------------------------------------------------------
Balance at end of period                       $ 15,556               $ 13,473
===============================================================================

NOTE 6 - SPECIAL CHARGES

On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating Silzone(R) coating on the sewing cuff fabric. The Company concluded that it would no longer utilize Silzone(R) coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs ($16,636), including monitoring expenses, associated with this recall and product discontinuance. In the second quarter of 2002, the Company determined that the Silzone(R) reserves for other costs should be increased by $11,000 due primarily to difficulties in obtaining certain reimbursements from the Company's insurance carriers under its product liability insurance policies. This additional accrual was included in selling, general and administrative expenses for the second quarter ended June 30, 2002. The Company has utilized $23,360 of these special charge accruals through March 31, 2003, consisting of $9,465 of asset write-downs and $13,895 of other costs. The Company estimates that the remaining accruals will be utilized primarily during 2003 and 2004. The Company has approximately $200,000 remaining in product liability insurance currently available for the Silzone(R)-related matters. There can be no assurance that the final costs associated with this recall that are not covered by insurance, including litigation-related costs, will not exceed management's estimates.

NOTE 7 - SHAREHOLDERS' EQUITY

The Company's authorized capital consists of 25,000 shares of $1.00 per share par value preferred stock and 250,000 shares of $0.10 per share par value common stock. There were no shares of preferred stock issued or outstanding during 2002 or the first quarter of 2003. There were 179,558 and 178,028 shares of common stock outstanding at March 31, 2003 and December 31, 2002.

NOTE 8 - NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share:

THREE MONTHS ENDED MARCH 31,                               2003          2002
==============================================================================
Numerator:
     Net earnings                                      $ 79,987      $ 62,076
Denominator:
     Basic-weighted average shares outstanding          178,888       175,223
     Effect of dilutive securities:
          Employee stock options                          7,428         7,140
          Restricted shares                                  10            22
------------------------------------------------------------------------------
     Diluted-weighted average shares outstanding        186,326       182,385
==============================================================================
Basic net earnings per share                           $   0.45      $   0.35
==============================================================================
Diluted net earnings per share                         $   0.43      $   0.34
==============================================================================

Diluted-weighted average shares outstanding have not been adjusted for certain employee stock options and awards where the effect of those securities would have been anti-dilutive.

NOTE 9 - COMPREHENSIVE INCOME

Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale marketable securities and foreign currency translation adjustments, net of taxes. Other comprehensive income (loss) was $15,969 and $(4,559) for the three months ended March 31, 2003 and 2002. Total comprehensive income combines reported net earnings and other comprehensive income (loss). Total comprehensive income was $95,956 and $57,517 for the three months ended March 31, 2003 and 2002.

NOTE 10 - OTHER INCOME (EXPENSE)

Other income (expense) consists of the following:

THREE MONTHS ENDED MARCH 31,                       2003                    2002
================================================================================
Interest income                                 $ 2,003                 $ 1,063
Interest expense                                   (197)                   (923)
Other                                              (609)                   (625)
--------------------------------------------------------------------------------
                                                $ 1,197                  $ (485)
================================================================================

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

Net sales by class of similar products were as follows:

                                                   THREE MONTHS ENDED MARCH 31,
NET SALES                                            2003                2002
================================================================================
Cardiac rhythm management                         $ 318,423           $ 267,798
Cardiac surgery                                      66,153              62,882
Cardiology and vascular access                       56,808              40,513
--------------------------------------------------------------------------------
                                                  $ 441,384           $ 371,193
================================================================================

GEOGRAPHICAL INFORMATION: The following tables present certain geographical financial information:
                                                    THREE MONTHS ENDED MARCH 31,
NET SALES*                                             2003                2002
================================================================================
United States                                     $ 277,015           $ 245,830
International                                       164,369             125,363
--------------------------------------------------------------------------------
                                                  $ 441,384           $ 371,193
================================================================================

                                                  MARCH 31,         DECEMBER 31,
LONG-LIVED ASSETS**                                    2003                2002
================================================================================
United States                                     $ 682,807           $ 674,119
International                                       150,335             150,674
--------------------------------------------------------------------------------
                                                  $ 833,142           $ 824,793
================================================================================

  * NET SALES ARE ATTRIBUTED TO COUNTRIES BASED ON LOCATION OF THE CUSTOMERS. ** LONG-LIVED ASSETS EXCLUDE DEFERRED INCOME TAXES.

NOTE 12 - SUBSEQUENT EVENTS

ACQUISITIONS: On April 1, 2003, the Company completed its acquisition of Getz Bros. Co., Ltd. (Getz Japan), a distributor of medical technology products in Japan and the Company's largest volume distributor in Japan. The Company paid
26.9 billion Japanese yen in cash, or approximately $230,000, to acquire 100% of the outstanding common stock of Getz Japan. The purchase price was financed by a portion of the Company's existing cash balances and 24.6 billion yen of borrowings under a short-term, bank credit agreement.

On April 1, 2003, the Company also acquired the net assets of Getz Bros. & Co. (Aust.) Pty. Limited and Medtel Pty. Limited related to the distribution of the Company's products in Australia for approximately $6,500 in cash.

The results of operations of the above-mentioned business acquisitions will be included in the Company's consolidated results of operations beginning in the second quarter of 2003.

INVESTMENTS: On May 1, 2003, the Company made a $15,000 minority investment in a development stage company that is focused on developing technologies to treat patients with atrial fibrillation. In conjunction with this investment, the Company also agreed to acquire the remaining ownership of the business in 2004 for an additional $185,000 in cash, provided a number of specific clinical and regulatory milestones are achieved. The Company will account for the initial $15,000 investment using the cost method of accounting.

DEBT: On April 1, 2003, the Company borrowed 24.6 billion Japanese yen, or approximately $210,000, under a short-term, unsecured bank credit agreement to partially finance the Getz Japan acquisition. Borrowings under this agreement bore interest at an average rate of .58% per annum and were repaid in May 2003.

In May 2003, the Company issued 7-year, unsecured term notes totaling 20.9 billion yen, or approximately $178,000. The Company also obtained a short-term, unsecured bank credit agreement which provides for borrowings of up to 3.8 billion yen, or approximately $32,000. Proceeds from the issuance of the term notes and from borrowings under the short-term, bank credit agreement were used to repay the 24.6 billion yen of short-term bank borrowings. The term notes bear interest at a fixed rate of 1.02% per annum and mature in May 2010. The short-term, unsecured bank credit agreement bears interest at the floating yen LIBOR rate plus 0.50% per annum and is due in November 2003.

The term notes and the short-term, bank credit agreement contain various restrictive covenants such as minimum financial ratios, limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. However, these agreements do not include provisions for the termination of the agreements or acceleration of repayment due to changes in the Company's credit ratings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts, estimated useful lives of property, plant and equipment, income taxes, Silzone(R) special charges and legal proceedings. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our most critical accounting estimates are discussed in the Management's Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS

NET SALES: Net sales for the first quarter ended March 31, 2003 and 2002 by class of similar products were as follows:

Three months ended March 31,                           2003                2002
================================================================================
Cardiac rhythm management                         $ 318,423           $ 267,798
Cardiac surgery                                      66,153              62,882
Cardiology and vascular access                       56,808              40,513
--------------------------------------------------------------------------------
                                                  $ 441,384           $ 371,193
================================================================================

Overall, net sales increased 18.9% in the first quarter of 2003 over the first quarter of 2002. Foreign currency translation had a net favorable impact on first quarter 2003 net sales as compared with 2002 of $15,700 due primarily to the strengthening of the Euro against the U.S. dollar. This amount is not indicative of the impact of foreign currency on net earnings for the first quarter of 2003 due to partially offsetting unfavorable foreign currency translation impacts on operating costs.

Net sales of cardiac rhythm management (CRM) products increased 18.9% in the first quarter of 2003 over 2002 due primarily to increased implantable cardioverter defibrillator (ICD) and electrophysiology catheter unit sales. ICD net sales for the first quarter of 2003 benefited from the full quarter availability of the Epic(TM) family of ICDs released into the U.S. market in the fourth quarter of 2002 and from continued market expansion. Foreign currency translation also had a $10,900 favorable impact on first quarter 2003 CRM net sales as compared with 2002.

Cardiac surgery (CS) net sales increased 5.2% in the first quarter of 2003 over 2002 due to the favorable impact of foreign currency translation of $2,600 and to increased heart valve unit sales in international markets.

Cardiology and vascular access (C/VA) net sales increased 40.2% in the first quarter of 2003 over 2002 due primarily to increased Angio-Seal(TM) vascular closure unit sales. Foreign currency translation also had a $2,200 favorable impact on first quarter 2003 C/VA net sales as compared with 2002.

GROSS PROFIT: Gross profit for the first quarter of 2003 totaled $301,920, or 68.4% of net sales, as compared with $252,405, or 68.0% of net sales, for the first quarter of 2002. The improvement in the gross profit percentage is due primarily to higher manufacturing volumes and improved manufacturing efficiencies. We anticipate additional improvements in our gross profit percentage in the future due to increasing sales volumes and to the use of total quality management techniques and further investments in technology. Offsetting these improvements for 2003 will be inventory acquisition accounting adjustments related to the acquisition of Getz Bros. Co., Ltd. (Getz Japan) in the second quarter of 2003 and the addition of non-St. Jude Medical manufactured products sold by Getz Japan, which generally have a lower gross profit margin. For the full year 2003, we expect our gross profit percentage to be approximately 68.5% to 69.0% of net sales.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE: SG&A expense for the first quarter of 2003 totaled $139,084, or 31.5% of net sales, as compared with $122,687, or 33.1% of net sales, for the first quarter of 2002. The decrease in SG&A expense as a percentage of net sales for the first quarter of 2003 was primarily due to the leveraging effect of higher sales volumes. We expect our SG&A expense as a percentage of net sales to increase in the remaining quarters of 2003 due to the addition of the Getz direct sales organization of approximately 400 sales and support personnel and to an increase of approximately 200 U.S. sales and support personnel in anticipation of our 2004 entry into the cardiac resynchronization segment of the U.S. CRM market.

RESEARCH AND DEVELOPMENT (R&D) EXPENSE: R&D expenses in the first quarter of 2003 totaled $55,942, or 12.7% of net sales, compared with $46,465, or 12.5% of net sales, for the first quarter of 2002. The increase in R&D expenses as a percentage of net sales is primarily attributable to increased CRM activities relating primarily to ICDs and products treating emerging indications in atrial fibrillation and heart failure.

SPECIAL CHARGES: On January 21, 2000, we initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating Silzone(R) coating on the sewing cuff fabric. We concluded that it would no longer utilize Silzone(R) coating. We recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs ($16,636), including monitoring expenses, associated with this recall and product discontinuance. In the second quarter of 2002, we determined that the Silzone(R) reserves for other costs should be increased by $11,000 due primarily to difficulties in obtaining certain reimbursements from our insurance carriers under the product liability insurance policies. This additional accrual was included in selling, general and administrative expenses for the second quarter ended June 30, 2002. We have utilized $23,360 of these special charge accruals through March 31, 2003, consisting of $9,465 of asset write-downs and $13,895 of other costs. We estimate that the remaining accruals will be utilized primarily during 2003 and 2004. We have approximately $200,000 remaining in product liability insurance currently available for the Silzone(R)-related matters. There can be no assurance that the final costs associated with this recall that are not covered by insurance, including litigation-related costs, will not exceed management's estimates.

OTHER INCOME (EXPENSE): The change in other income (expense) during the first quarter of 2003 as compared with 2002 is due primarily to higher levels of interest income resulting from the increase in cash and equivalents and reduced interest expense as a result of the repayment of our debt in the first quarter of 2002.

INCOME TAXES: Our effective income tax rate was 26% for the first quarter of 2003 and 25% for the first quarter of 2002. The increase in our effective income tax rate in 2003 is due to a larger percentage of our taxable income being generated in higher taxing jurisdictions. We anticipate that our effective income tax rate will increase in the years following 2003 as a larger percentage of our forecasted taxable income is generated in higher taxing jurisdictions.

From time to time, we face challenges from tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Our U.S. Federal tax filings prior to 1998 have been examined by the Internal Revenue Service (IRS), and we have settled all differences arising out of those examinations. Consistent with our status with the U.S. Federal tax authorities as a "coordinated industry case," the IRS is currently in the process of examining our U.S. Federal tax returns for the calendar years 1998, 1999 and 2000. Although we believe we have recorded an appropriate income tax provision, there can be no assurance that the IRS or other tax authorities will not take positions contrary to those taken by us. We further believe that any taxes not covered by our income tax provision will not have a material adverse impact on our consolidated financial position or liquidity, but may be material to the consolidated results of operations of a future period.

OUTLOOK: We expect that market demand, government regulation and reimbursement policies, and societal pressures will continue to change the worldwide healthcare industry resulting in further business consolidations and alliances. We participate with industry groups to promote the use of advanced medical device technology in a cost-conscious environment.

The global medical technology industry is highly competitive and is characterized by rapid product development and technological change. Our products must continually improve technologically and provide improved clinical outcomes due to the competitive nature of the industry. In addition, competitors have historically employed litigation to gain a competitive advantage.

The cardiac rhythm management market is highly competitive. There are currently three principal suppliers in this market, including us, and our two principal competitors each have substantially more assets and sales than the Company. Rapid technological change in the CRM market is expected to continue, requiring us to invest heavily in R&D and to effectively market our products. Two trends began to emerge in the CRM market during 2002 and have continued into 2003. The first involved a possible shift of some traditional pacemaker patients to ICD devices and the second involved the increasing use of resynchronization devices in both the ICD and pacemaker markets. Our competitors in the CRM market have U.S. regulatory approval to market CRM devices with resynchronization features. We currently have both a cardiac resynchronization ICD and pacemaker product in U.S. clinical studies. If the approvals of these products are delayed or not received, our CRM sales could be adversely affected if the CRM market continues to shift towards products with cardiac resynchronization capabilities.

The cardiac surgery market, which includes mechanical heart valves, tissue heart valves and valve repair products, is also highly competitive. In the past few years, the market has shifted to tissue valves and repair products from mechanical heart valves, resulting in an overall market share loss for us. Competition is anticipated to continue to place pressure on pricing and terms, including a trend toward vendor-owned (consignment) inventory at the hospitals. Healthcare reform is expected to result in further hospital consolidations over time, which could lead to increased demands for price concessions.

The cardiology and vascular access market is a growing market with numerous competitors. More than 80% of our sales in this market are for vascular closure devices. The market for vascular closure devices is highly competitive, and there are several companies, in addition to us, that manufacture and market these products worldwide.

We operate in an industry that is susceptible to significant product liability claims. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class. In addition, product liability claims may be asserted against us in the future relative to events that are not known to management at the present time. While it is not possible to predict the outcome of every claim, we believe that we have adequate product liability insurance to cover the costs associated with them. The product liability insurance market has changed dramatically since September 2001. Our self-insured retentions and insurance premiums have increased and are expected to increase further in the future. Our insurance program, as a result, is designed to prevent a catastrophic loss. We further believe that any costs not covered by product liability insurance, including our self-insured deductible, will not have a material adverse impact on our consolidated financial position or liquidity, but may be material to the consolidated results of operations of a future period.

Group purchasing organizations (GPOs) and independent delivery networks (IDNs) in the United States continue to consolidate purchasing decisions for some of our hospital customers. We have contracts in place with many of these organizations. One large GPO has executed contracts with our CRM market competitors that exclude us. The enforcement of these contracts may adversely affect our sales of CRM products to members of this GPO.

FINANCIAL CONDITION

Our liquidity and cash flows remained strong during the first quarter of 2003. Cash provided by operating activities was $85,335 for the three months ended March 31, 2003, a $49,333 increase over the same period one year ago reflecting increased earnings and improved working capital management. Our current assets to current liabilities ratio (computed as current assets divided by current liabilities) was 3.4 to 1 at March 31, 2003, as compared with 3.0 to 1 at December 31, 2002.

At March 31, 2003 and December 31, 2002, approximately one-half of our cash and equivalents were held by our non-U.S. subsidiaries. These funds are available for use by our U.S. operations; however, they would be subject to additional U.S. tax upon repatriation to the United States.

During the first quarter of 2003, our $350,000 unsecured revolving credit facility expired. We elected not to renew the facility due to our existing cash balances, anticipated future cash flows from operations and the expenses associated with maintaining such a facility.

On April 1, 2003, we completed our acquisition of Getz Japan. We paid 26.9 billion Japanese yen in cash, or approximately $230,000, to acquire 100% of the outstanding common stock of Getz Japan. The purchase price was financed by a portion of our existing cash balances and 24.6 billion yen of borrowings under a short-term, bank credit agreement.

On April 1, 2003, we also acquired the net assets of Getz Bros. & Co. (Aust.) Pty. Limited and Medtel Pty. Limited for approximately $6,500 in cash.

The results of operations of the above-mentioned business acquisitions will be included in our consolidated results of operations beginning in the second quarter of 2003. We estimate that these acquisitions will be neutral to earnings per share in 2003 and accretive in 2004 and thereafter.

On April 1, 2003, we borrowed 24.6 billion Japanese yen, or approximately $210,000, under a short-term, unsecured bank credit agreement to partially finance the Getz Japan acquisition. These borrowings were repaid in May 2003.

In May 2003, we issued fixed-rate, 7-year, unsecured term notes totaling 20.9 billion yen, or approximately $178,000. We also obtained a short-term, unsecured bank credit agreement which provides for borrowings of up to 3.8 billion yen, or approximately $32,000. Proceeds from the issuance of the term notes and from borrowings under the short-term, bank credit agreement were used to repay the
24.6 billion yen of short-term bank borrowings.

On May 1, 2003, we made a $15,000 minority investment in a development stage company that is focused on developing technologies to treat patients with atrial fibrillation. In conjunction with this investment, we also agreed to acquire the remaining ownership of the business in 2004 for an additional $185,000 in cash, provided a number of specific clinical and regulatory milestones are achieved. We believe that our cash balances will be sufficient to fund the 2004 cash payment if we complete the acquisition.

We have no off-balance sheet financing arrangements other than certain operating leases previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. With the acquisition of Getz Japan on April 1, 2003, we assumed numerous noncancelable operating lease arrangements for various facilities in Japan. The future minimum lease payments related to these lease agreements are approximately $3,000 each year for years 2003 through 2007 and an aggregate of $15,000 for all years thereafter. There have been no other significant changes in our operating lease obligations since December 31, 2002.

We believe that our existing cash balances and future cash generated from operations will be sufficient to meet our working capital and capital investment needs in the near term. Should suitable investment opportunities arise, we believe that our earnings, cash flows and balance sheet will permit us to obtain additional debt financing or equity capital, if necessary.

CAUTIONARY STATEMENTS

In this discussion and in other written or oral statements made from time to time, we have included and may include statements that may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the Private Litigation Securities Reform Act of 1995. These forward-looking statements are not historical facts but instead represent our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. These statements relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Various factors contained in the previous discussion and those described below may affect the Company's operations and results. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. Risk factors include the following:

     1. Legislative or administrative reforms to the U.S. Medicare and Medicaid systems or similar reforms of international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for such procedures. Adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues.

     2. Acquisition of key patents by others that have the effect of excluding us from market segments or require us to pay royalties.

     3. Economic factors, including inflation, changes in interest rates and changes in foreign currency exchange rates.

     4. Product introductions by competitors which have advanced technology, better features or lower pricing.

     5. Price increases by suppliers of key components, some of which are sole-sourced.

     6. A reduction in the number of procedures using our devices caused by cost-containment pressures or preferences for alternate therapies.

     7. Safety, performance or efficacy concerns about our marketed products, many of which are expected to be implanted for many years, leading to recalls and/or advisories with the attendant expenses and declining sales.

     8. Changes in laws, regulations or administrative practices affecting government regulation of our products, such as FDA laws and regulations that increase pre-approval testing requirements for products or impose additional burdens on the manufacture and sale of medical devices.

     9. Difficulties obtaining, or the inability to obtain, appropriate levels of product liability insurance.

     10. A serious earthquake affecting our facilities in Sunnyvale or Sylmar, California.

     11. Health care industry consolidation leading to demands for price concessions or the exclusion of some suppliers from significant market segments.

     12. Adverse developments in litigation including product liability litigation and patent litigation or other intellectual property litigation including those arising from the Telectronics and Ventritex acquisitions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On April 1, 2003, we completed our acquisition of Getz Japan. In May 2003, we issued fixed-rate, 7-year, unsecured term notes totaling 20.9 billion yen, or approximately $178,000, to partially finance the acquisition purchase price. We also obtained a short-term, unsecured bank credit agreement which provides for borrowings of up to 3.8 billion yen, or approximately $32,000.

We are exposed to foreign currency exchange rate fluctuations due to transactions associated with the acquired Getz business that are denominated in Japanese yen, including borrowings under the short-term, bank credit agreement and the long-term, unsecured term notes issued in May 2003. We are also exposed to interest rate risk on the short-term, bank credit agreement which has a variable interest rate tied to the floating yen LIBOR rate. A hypothetical 10% change in short-term interest rates as compared to the current interest rate under the bank credit agreement would not have a material impact on our consolidated results of operations.

There have been no other material changes from December 31, 2002 in our market risk. For further information on market risk, refer to Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

SILZONE(R) LITIGATION: The Company has been sued by patients alleging defects in the Company's mechanical heart valves and valve repair products with Silzone(R) coating. Some of these cases are seeking monitoring of patients implanted with Silzone(R)-coated valves and repair products who allege no injury to date. Some of these cases have been settled, some have been dismissed, and others are on-going. Some of these cases, both in the United States and Canada, are seeking class action status. The Company voluntarily recalled products with Silzone(R) coating on January 21, 2000, and sent a Recall Notice and Advisory concerning the recall to physicians and others.

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

Certain plaintiffs requested Judge Tunheim to allow some cases to proceed as class actions. Judge Tunheim issued a ruling on plaintiffs' motions for class certification on March 27, 2003. In his ruling, Judge Tunheim conditionally certified one class of plaintiffs (U.S. persons who have a Silzone heart valve which is still implanted) and conditionally certified a second class of plaintiffs (U.S. persons who received a Silzone heart valve and who have sustained physical injuries due to the valve). The Company believes that the ruling is inconsistent with the applicable laws and precedents, and is pursuing its appellate remedies.

In the meantime, cases involving Silzone(R) products not seeking class action status which are consolidated before Judge Tunheim are proceeding in accordance with the scheduling orders he has rendered. There are other actions involving products with Silzone(R) coating in various state courts that may or may not be coordinated with the matters presently before Judge Tunheim. The lawsuits in Canada are proceeding in accordance with separate schedules issued by the applicable provincial courts. A hearing concerning the certification of a class action in Ontario, Canada, is currently scheduled for June 2003.

While it is not possible to predict the outcome of the various cases involving Silzone(R) products, the Company believes that it has adequate product liability insurance to cover the costs associated with them. The Company further believes that any costs not covered by product liability insurance will not have a material adverse impact on the Company's consolidated financial position or liquidity, but may be material to the consolidated results of operations of a future period.

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

Guidant's suit originally alleged infringement of four patents by St. Jude Medical. Guidant later dismissed its claim on one patent and a court ruled that a second patent was invalid. This determination of invalidity was appealed by Guidant and the Court of Appeals upheld the lower court's invalidity determination. In a jury trial involving the two remaining patents (the '288 and '472 patents), the jury found that these patents were valid and that St. Jude Medical did not infringe the '288 patent. The jury found that the Company did infringe the '472 patent, though such infringement was not willful. The jury awarded damages of $140,000 to Guidant. In post-trial rulings, however, the judge overseeing the jury trial ruled that the '472 patent was invalid and also was not infringed by St. Jude Medical, thereby eliminating the $140,000 verdict against the Company. The trial court also made other rulings as part of the post-trial order, including a ruling that the '288 patent was invalid on several grounds.

In August 2002, Guidant commenced an appeal of certain of the trial judge's post-trial decisions pertaining to the '288 patent. Guidant did not appeal the trial court's finding of invalidity and non-infringement of the '472 patent. The parties are currently in the briefing phase of this appeal. While it is not possible to predict the outcome of the appeal process, the Company believes that it has meritorious defenses against the claims asserted by Guidant and Guidant's continued pursuit of this case.

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

(b)      Reports on Form 8-K

         A Form 8-K was filed on March 21, 2003, to disclose under Item 5 an Amendment, dated as of December 20, 2002, to the Rights Agreement dated as of June 16, 1997, between St. Jude Medical, Inc. and American Stock Transfer and Trust Company, as Rights Agent.

         A Form 8-K was also filed on March 31, 2003, to disclose under Item 9 that the U.S. District Court for the District of Minnesota issued a ruling on plaintiffs' requests to allow claims against the Company involving Silzone(R) coating to proceed as class actions.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ST. JUDE MEDICAL, INC.


May 12, 2003                /s/ JOHN C. HEINMILLER
------------                ----------------------
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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ JOHN C. HEINMILLER
----------------------
John C. Heinmiller
Chief Financial Officer