Form 10-Q
period 2003-06-30
ST JUDE MEDICAL INC
filed 2003-08-12
CIK 203077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number: 0-8672

ST. JUDE MEDICAL, INC. (Exact name of registrant as specified in its charter)

MINNESOTA	41-1276891
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Lillehei Plaza, St. Paul, Minnesota 55117
(Address of principal executive offices)

(651) 483-2000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ✓ No ☐

The number of shares of common stock, par value $.10 per share, outstanding on July 28, 2003 was 181,016,664.

PART I  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	$495,093	$404,348	$936,477	$775,541
Cost of sales	161,300	128,962	300,764	247,750

Gross profit	333,793	275,386	635,713	527,791
Selling, general and administrative expense	163,916	131,210	303,000	253,897
Research and development expense	60,203	49,291	116,145	95,756

Operating profit	109,674	94,885	216,568	178,138
Other income (expense)	1,045	227	2,242	(258)

Earnings before income taxes	110,719	95,112	218,810	177,880
Income tax expense	28,787	25,557	56,891	46,249

Net earnings	$81,932	$69,555	$161,919	$131,631

Net earnings per share:
Basic	$0.45	$0.39	$0.90	$0.75
Diluted	$0.43	$0.38	$0.86	$0.72
Weighted average shares outstanding:
Basic	180,289	176,396	179,588	175,810
Diluted	189,119	183,472	187,723	182,929

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2003 (Unaudited)	December 31, 2002 (See Note)

ASSETS
Current assets
Cash and equivalents	$589,142	$401,860
Accounts receivable, less allowance for doubtful accounts
of $34,662 in 2003 and $24,078 in 2002	493,282	381,246
Inventories	290,732	227,024
Deferred income taxes	82,853	56,857
Other	58,365	47,330

Total current assets	1,514,374	1,114,317
Property, plant and equipment - at cost	729,000	701,314
Less accumulated depreciation	(426,636)	(400,833)

Net property, plant and equipment	302,364	300,481
Other assets
Goodwill	397,495	325,575
Other intangible assets, net	151,880	89,491
Deferred income taxes	—	12,269
Other	172,588	109,246

Total other assets	721,963	536,581

TOTAL ASSETS	$2,538,701	$1,951,379

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt	$31,647	$—
Accounts payable	116,122	108,931
Income taxes payable	48,211	51,380
Accrued expenses
Employee compensation and related benefits	159,992	135,705
Other	85,103	78,636

Total current liabilities	441,075	374,652
Long-term debt	176,757	—
Deferred income taxes	48,238	—
Commitments and contingencies	—	—
Shareholders' equity
Preferred stock	—	—
Common stock	18,095	17,803
Additional paid-in capital	301,966	216,878
Retained earnings	1,573,113	1,411,194
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(26,147)	(73,388)
Unrealized gain on available-for-sale securities	5,604	4,240

Total shareholders' equity	1,872,631	1,576,727

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,538,701	$1,951,379

NOTE: The balance sheet at December 31, 2002 has been derived from the Company’s audited financial statements. See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Six Months Ended June 30,	2003	2002

Operating Activities
Net earnings	$161,919	$131,631
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	31,137	30,816
Amortization	5,045	2,742
Deferred income taxes	20,948	11
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(44,773)	(51,278)
Inventories	(2,673)	2,632
Other current assets	(4,812)	(21,341)
Accounts payable and accrued expenses	20,409	20,884
Income taxes payable	22,991	44,730

Net cash provided by operating activities	210,191	160,827
Investing Activities
Purchase of property, plant and equipment	(22,248)	(24,851)
Business acquisition payments, net of cash acquired	(227,056)	(14,810)
Other	(42,983)	(19,837)

Net cash used in investing activities	(292,287)	(59,498)
Financing Activities
Proceeds from exercise of stock options	56,989	40,906
Net borrowings under short-term debt facilities	31,037	—
Issuance of long-term notes	173,350	—
Borrowings under debt facilities	—	352,000
Payments under debt facilities	—	(475,128)

Net cash provided by (used in) financing activities	261,376	(82,222)
Effect of currency exchange rate changes on cash	8,002	5,449

Net increase in cash and equivalents	187,282	24,556
Cash and equivalents at beginning of period	401,860	148,335

Cash and equivalents at end of period	$589,142	$172,891

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

New Accounting Pronouncements: In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) which addresses the requirements for enterprises to consolidate related entities in which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary of these entities as a result of variable economic interests. FIN 46 was effective for interests obtained in a variable economic entity after January 31, 2003. For interests obtained in a variable economic entity prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. The Company’s adoption of FIN 46 is not anticipated to have a material impact on its consolidated results of operations, financial position or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of SFAS No. 150 is not anticipated to have a material impact on its consolidated results of operations, financial position or cash flows.

Stock-Based Compensation: The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net earnings, as reported	$81,932	$69,555	$161,919	$131,631
Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	(9,020)	(8,298)	(17,889)	(16,597)

Pro forma net earnings	$72,912	$61,257	$144,030	$115,034

Net earnings per share:
Basic - as reported	$0.45	$0.39	$0.90	$0.75
Basic - pro forma	0.40	0.35	0.80	0.65
Diluted - as reported	$0.43	$0.38	$0.86	$0.72
Diluted - pro forma	0.39	0.33	0.77	0.63

Product Warranties: The Company offers a warranty on various products, the most significant of which relate to its pacemaker and ICD systems. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Changes in the Company’s product warranty liability during the three and six months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Balance at beginning of period	$15,556	$13,473	$14,755	$11,369
Warranty expense recognized	1,128	2,452	2,188	5,113
Warranty credits issued	(732)	(426)	(991)	(983)

Balance at end of period	$15,952	$15,499	$15,952	$15,499

NOTE 2 – ACQUISITIONS

On April 1, 2003, the Company completed its acquisition of Getz Bros. Co., Ltd. (Getz Japan), a distributor of medical technology products in Japan and the Company’s largest volume distributor in Japan. The Company paid 26.9 billion Japanese yen in cash to acquire 100% of the outstanding common stock of Getz Japan. Total consideration paid was $231,248, including closing costs.

On April 1, 2003, the Company also acquired the net assets of Getz Bros. & Co. (Aust.) Pty. Limited and Medtel Pty. Limited (Getz Australia) related to the distribution of the Company’s products in Australia for $6,162 in cash, including closing costs.

The results of operations of the above-mentioned business acquisitions have been included in the Company’s consolidated results of operations since the date of acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in aggregate.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of these acquisitions.

Current assets	$124,484
Goodwill	67,596
Intangible assets	64,106
Other long-term assets	34,288

Total assets acquired	$290,474
Current liabilities	$26,826
Deferred income taxes	26,238

Total liabilities assumed	53,064

Net assets acquired	$237,410

The goodwill recorded as a result of these acquisitions is not deductible for income tax purposes.

In connection with the acquisition of Getz Japan and Getz Australia, the Company acquired intangible assets valued at $64,106 that have a weighted average useful life of 10 years. Total intangible assets subject to amortization include distribution agreements of $44,881, customer relationships of $9,513 and licenses and other of $5,602. Intangible assets not subject to amortization include trademarks of $4,110.

During 2003 and 2002, the Company also acquired various businesses involved in the distribution of the Company’s products. Aggregate consideration paid in cash during the six months ended June 30, 2003 and 2002 was $1,577 and $14,810.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	June 30, 2003	December 31, 2002

Finished goods	$195,995	$140,856
Work in process	36,922	27,481
Raw materials	57,815	58,687

	$290,732	$227,024

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The net carrying amount of goodwill at June 30, 2003 increased $71,920 from December 31 2002 due to $67,596 of goodwill acquired in connection with the acquisitions of Getz Japan and Getz Australia and $4,324 of currency translation fluctuations of non-U.S. dollar denominated goodwill balances. There were no goodwill impairment charges recorded during the six months ended June 30, 2003 or during 2002.

Balances of other intangible assets as of June 30, 2003 and December 31, 2002 were as follows:

	Purchased Technology and Patents	Distribution Agreements	Customer Relationships	Trademarks, Licenses and Other	Total

June 30, 2003
Amortized intangible assets:
Original cost	$76,086	$44,866	$46,139	$6,100	$173,191
Accumulated amortization	(19,246)	(1,122)	(4,783)	(269)	(25,420)

Net carrying value	$56,840	$43,744	$41,356	$5,831	$147,771
Unamortized intangible assets:
Net carrying value				$4,109	$4,109

Total net carrying value	$56,840	$43,744	$41,356	$9,940	$151,880

December 31, 2002
Amortized intangible assets:
Original cost	$75,749	$—	$33,306	$435	$109,490
Accumulated amortization	(17,075)	—	(2,822)	(102)	(19,999)

Total net carrying value	$58,674	$—	$30,484	$333	$89,491

Amortization expense of other intangible assets was $3,288 and $1,243 for the three months ended June 30, 2003 and 2002, and $5,045 and $2,742 for the six months ended June 30, 2003 and 2002, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Silzone® Litigation: The Company has been sued by patients alleging defects in the Company’s mechanical heart valves and valve repair products with Silzone® coating. Some of these cases are seeking monitoring of patients implanted with Silzone®-coated valves and repair products who allege no injury to date. Some of these cases have been settled, some have been dismissed, and others are ongoing. Some of these cases, both in the United States and Canada, are seeking class action status. The Company voluntarily recalled products with Silzone® coating on January 21, 2000, and sent a Recall Notice and Advisory concerning the recall to physicians and others. See also Note 6 regarding the special charges associated with this matter.

In 2001, the U.S. Judicial Panel on Multi-District Litigation ruled that certain lawsuits filed in U.S. federal district court involving products with Silzone® coating should be part of Multi-District Litigation proceedings under the supervision of U.S. District Court Judge John Tunheim in Minnesota. As a result, actions in federal court involving products with Silzone® coating have been and will likely continue to be transferred to Judge Tunheim for coordinated or consolidated pretrial proceedings.

Certain plaintiffs requested Judge Tunheim to allow some cases to proceed as class actions. Judge Tunheim issued a ruling on plaintiffs’ motions for class certification on March 27, 2003. In his ruling, Judge Tunheim conditionally certified one class of plaintiffs (U.S. persons who have a Silzone heart valve which is still implanted) and conditionally certified a second class of plaintiffs (U.S. persons who received a Silzone heart valve and who have sustained physical injuries due to the valve). The Company believes that the ruling is inconsistent with the applicable laws and precedents, and is pursuing its appellate remedies.

In the meantime, the parties are providing Judge Tunheim with additional briefing in response to his requests. In addition, the cases involving Silzone® products not seeking class action status which are consolidated before Judge Tunheim are proceeding in accordance with the scheduling orders he has rendered. There are also other actions involving products with Silzone® coating in various state courts that may or may not be coordinated with the matters presently before Judge Tunheim. The lawsuits in Canada are proceeding in accordance with separate schedules issued by the applicable provincial courts. A hearing concerning the certification of a class action in Ontario, Canada, occurred in June 2003. The Company expects a ruling on the plaintiffs’ request for certification of a class action in Canada sometime before the end of 2003.

While it is not possible to predict the outcome of the various cases involving Silzone® products, the Company believes that it has adequate product liability insurance to cover the costs associated with them. The Company further believes that any costs not covered by product liability insurance will not have a material adverse impact on the Company’s consolidated financial position or liquidity, but may be material to the consolidated results of operations of a future period.

Guidant Litigation: In November 1996, Guidant Corporation (“Guidant”) sued St. Jude Medical alleging that the Company did not have a license to certain patents controlled by Guidant covering ICD products and alleging that the Company was infringing those patents. St. Jude Medical’s contention was that it had obtained a license from Guidant to the patents in issue when it acquired certain assets of Telectronics in November 1996. In July 2000, an arbitrator rejected St. Jude Medical’s position, and in May 2001, a federal district court judge also ruled that the Guidant patent license with Telectronics had not transferred to St. Jude Medical.

Guidant’s suit originally alleged infringement of four patents by St. Jude Medical. Guidant later dismissed its claim on one patent and a court ruled that a second patent was invalid. This determination of invalidity was appealed by Guidant and the Court of Appeals upheld the lower court’s invalidity determination. In a jury trial involving the two remaining patents (the ‘288 and ‘472 patents), the jury found that these patents were valid and that St. Jude Medical did not infringe the ‘288 patent. The jury found that the Company did infringe the ‘472 patent, though such infringement was not willful. The jury awarded damages of $140,000 to Guidant. In post-trial rulings, however, the judge overseeing the jury trial ruled that the ‘472 patent was invalid and also was not infringed by St. Jude Medical, thereby eliminating the $140,000 verdict against the Company. The trial court also made other rulings as part of the post-trial order, including a ruling that the ‘288 patent was invalid on several grounds.

In August 2002, Guidant commenced an appeal of certain of the trial judge’s post-trial decisions pertaining to the ‘288 patent. Guidant did not appeal the trial court’s finding of invalidity and non-infringement of the ‘472 patent. The briefing for this appeal has been completed and oral argument is scheduled with the Court of Appeals in September 2003. While it is not possible to predict the outcome of the appeal process, the Company believes that it has meritorious defenses against the claims asserted by Guidant and Guidant’s continued pursuit of this case.

Other Litigation Matters:The Company is involved in various other product liability lawsuits, claims and proceedings that arise in the ordinary course of business. Subject to self-insured retentions, the Company believes it has product liability insurance sufficient to cover such claims and suits.

Other Contingencies:On May 1, 2003, the Company made a $15,000 minority investment in a development stage company that is focused on developing technologies to treat patients with atrial fibrillation. This investment is accounted for under the cost method and is included in other long-term assets on the balance sheet. In conjunction with this investment, the Company also agreed to acquire the remaining ownership of the business in 2004 for an additional $185,000 in cash, provided a number of specific clinical and regulatory milestones are achieved.

NOTE 6 – SPECIAL CHARGES

On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating Silzone® coating on the sewing cuff fabric. The Company concluded that it would no longer utilize Silzone® coating. The Company recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs ($16,636), including monitoring expenses, associated with this recall and product discontinuance. In the second quarter of 2002, the Company determined that the Silzone® reserves for other costs should be increased by $11,000 due primarily to difficulties in obtaining certain reimbursements from the Company’s insurance carriers under its product liability insurance policies. This additional accrual was included in selling, general and administrative expenses for the second quarter ended June 30, 2002. The Company has utilized $23,796 of these special charge accruals through June 30, 2003, consisting of $9,465 of asset write-downs and $14,331 of other costs. The Company estimates that the remaining accruals will be utilized primarily during 2003 and 2004. The Company has approximately $180,000 remaining in product liability insurance currently available for the Silzone®-related matters. There can be no assurance that the final costs associated with this recall that are not covered by insurance, including litigation-related costs, will not exceed management’s estimates.

NOTE 7 – DEBT

On April 1, 2003, the Company borrowed 24.6 billion Japanese yen, or approximately $208,000, under a short-term, unsecured bank credit agreement to partially finance the Getz Japan acquisition. Borrowings under this agreement bore interest at an average rate of .58% per annum and were repaid in May 2003.

In May 2003, the Company issued 7-year, 1.02% unsecured term notes totaling 20.9 billion yen, or approximately $173,000. The Company also obtained a short-term, unsecured bank credit agreement that provides for borrowings of up to 3.8 billion yen. Outstanding borrowings under this short-term bank credit agreement were approximately 3.7 billion yen, or $31,647, at June 30, 2003. Proceeds from the issuance of the term notes and from borrowings under the short-term, bank credit agreement were used to repay the 24.6 billion yen of short-term bank borrowings.

Borrowings under the short-term, bank credit agreement bear interest at the floating yen LIBOR rate plus 0.50% per annum and are due in November 2003.

The term notes and the short-term, bank credit agreement contain various restrictive covenants such as minimum financial ratios, limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. However, these agreements do not include provisions for the termination of the agreements or acceleration of repayment due to changes in the Company’s credit ratings.

NOTE 8 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital consists of 25,000 shares of $1.00 per share par value preferred stock and 250,000 shares of $0.10 per share par value common stock. There were no shares of preferred stock issued or outstanding during 2002 or the first six months 2003. There were 180,950 and 178,028 shares of common stock outstanding at June 30, 2003 and December 31, 2002.

NOTE 9 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Numerator:
Net earnings	$81,932	$69,555	$161,919	$131,631
Denominator:
Basic-weighted average shares outstanding	180,289	176,396	179,588	175,810
Effect of dilutive securities:
Employee stock options	8,817	7,051	8,123	7,096
Restricted shares	13	25	12	23

Diluted-weighted average shares outstanding	189,119	183,472	187,723	182,929

Basic net earnings per share	$0.45	$0.39	$0.90	$0.75

Diluted net earnings per share	$0.43	$0.38	$0.86	$0.72

Diluted-weighted average shares outstanding have not been adjusted for certain employee stock options and awards where the effect of those securities would have been anti-dilutive.

NOTE 10 – COMPREHENSIVE INCOME

Other comprehensive income consists of unrealized gains or losses on available-for-sale marketable securities and foreign currency translation adjustments, net of taxes. Other comprehensive income was $32,636 and $23,720 for the three months ended June 30, 2003 and 2002, and $48,605 and $19,161 for the six months ended June 30, 2003 and 2002. Total comprehensive income combines reported net earnings and other comprehensive income. Total comprehensive income was $114,568 and $93,275 for the three months ended June 30, 2003 and 2002, and $210,524 and $150,792 for the six months ended June 30, 2003 and 2002.

NOTE 11 – OTHER INCOME (EXPENSE)

Other income (expense) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Interest income	$1,675	$845	$3,678	$1,908
Interest expense	(273)	(388)	(470)	(1,311)
Other	(357)	(230)	(966)	(855)

	$1,045	$227	$2,242	$(258)

NOTE 12 – SEGMENT AND GEOGRAPHICAL INFORMATION

Segment Information: The Company manages its business on the basis of one reportable segment – the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management (CRM), cardiac surgery (CS) and cardiology and vascular access (C/VA) markets. The Company’s principal products in each of these markets are: bradycardia pacemaker systems, tachycardia implantable cardioverter defibrillator (ICD) systems, and electrophysiology catheters in CRM; mechanical and tissue heart valves, valve repair products, and suture-free devices to facilitate coronary artery bypass graft anastomoses in CS; and vascular closure devices, catheters, guidewires and introducers in C/VA.

Net sales by class of similar products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2003	2002	2003	2002

Cardiac rhythm management	$350,788	$290,680	$669,211	$558,478
Cardiac surgery	70,383	66,287	136,536	129,169
Cardiology and vascular access	73,922	47,381	130,730	87,894

	$495,093	$404,348	$936,477	$775,541

Geographical Information: The following tables present certain geographical financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales*	2003	2002	2003	2002

United States	$289,491	$267,725	$566,506	$513,555
International	205,602	136,623	369,971	261,986

	$495,093	$404,348	$936,477	$775,541

Long-Lived Assets**	June 30, 2003	December 31, 2002

United States	$713,681	$674,119
International	310,646	150,674

	$1,024,327	$824,793

*	Net sales are attributed to countries based on location of the customers.
**	Long-lived assets exclude deferred income taxes.

NOTE 13 – SUBSEQUENT EVENTS

On July 22, 2003, the Company’s Board of Directors authorized a share repurchase program of up to $500,000 of the Company’s outstanding common stock and the establishment of a $500,000 credit facility. The share repurchases can be made at the direction of the Company’s management through transactions in the open market and/or privately negotiated transactions, including the use of options, futures, swaps and accelerated share repurchase contracts.

On August 7, 2003, the Company repurchased approximately 9.25 million shares, or about 5 percent of its outstanding common stock, for $500 million under a privately-negotiated transaction with an investment bank. The number of common shares outstanding has been reduced by this amount. The investment bank advised the Company that it borrowed the 9.25 million shares to complete the transaction and will be purchasing replacement shares in the open market over the next few months. The Company has entered into a related accelerated stock buyback contract with the same investment bank which provides that if the investment bank’s per share purchase price of the replacement shares is lower than the initial share purchase price for the 9.25 million shares ($54.06), then the investment bank will, at the Company’s election, make a payment or deliver additional shares to the Company in the amount of the difference between the initial share purchase price and their replacement price, subject to a maximum amount. However, in return for a payment to the investment bank, if the investment bank’s replacement price is greater than the initial share purchase price, the Company is not required to make any further payments. The Company used a portion of its existing cash balances and borrowings under its short-term, revolving credit facility to fund the share repurchase.

On July 24, 2003, the Company obtained a $400,000 short-term, revolving credit facility. The credit facility expires on October 31, 2003 and bears interest at the LIBOR rate plus 0.625% per annum. The credit facility agreement contains various restrictive covenants such as minimum financial ratios, limitations on additional liens or indebtedness and limitations on certain acquisitions and investments. However, the agreement does not include a provision for the termination of the agreement or acceleration of repayment due to changes in the Company’s credit ratings.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
            (In thousands, except per share amounts)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts, estimated useful lives of property, plant and equipment, income taxes, Silzone® special charges and legal proceedings. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in “Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS

Acquisitions: On April 1, 2003, we completed our acquisitions of the outstanding common stock of Getz Bros. Co., Ltd (Getz Japan), a distributor of medical technology products in Japan and the Company’s largest volume distributor in Japan, and the net assets of Getz Bros. & Co. (Aust.) Pty. Limited and Medtel Pty. Limited (Getz Australia) related to the distribution of our products in Australia. Total consideration paid was $237,410, including closing costs, which was financed by a portion of our existing cash balances and 24.6 billion yen of borrowings under a short-term, bank credit agreement.

During 2003 and 2002, we also acquired various businesses involved in the distribution of our products. Aggregate consideration paid in cash during the six months ended June 30, 2003 and 2002 was $1,577 and $14,810.

The results of operations of these business acquisitions have been included in our consolidated results of operations from the date of each acquisition.

Net sales: Net sales for the three and six months ended June 30, 2003 and 2002 by class of similar products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Cardiac rhythm management	$350,788	$290,680	$669,211	$558,478
Cardiac surgery	70,383	66,287	136,536	129,169
Cardiology and vascular access	73,922	47,381	130,730	87,894

	$495,093	$404,348	$936,477	$775,541

Overall, net sales increased 22.4% in the second quarter of 2003 over the second quarter of 2002, and 20.8% in the first six months of 2003 over 2002. Foreign currency translation had a net favorable impact on second quarter and first six months 2003 net sales as compared with 2002 of $19,000 and $34,700, respectively, due primarily to the strengthening of the Euro against the U.S. dollar. This amount is not indicative of the impact of foreign currency translation on net earnings for the second quarter and first six months of 2003 due to partially offsetting unfavorable foreign currency translation impacts on operating costs. Second quarter and first six months 2003 net sales also included the impact of the Getz acquisitions on April 1, 2003, which added approximately $33,000 as a result of higher average selling prices due to our direct sales operations and to sales of non-St. Jude Medical manufactured products.

Net sales of cardiac rhythm management (CRM) products increased 20.7% and 19.8% in the second quarter and first six months of 2003 over 2002 due primarily to increased implantable cardioverter defibrillator (ICD) unit sales. Foreign currency translation also had a net favorable impact on second quarter and first six months 2003 CRM net sales of $13,300 and $24,200, respectively, as compared with 2002. The impact of the Getz acquisitions on second quarter and first six months 2003 CRM net sales was approximately $14,000.

Cardiac surgery (CS) net sales increased 6.2% and 5.7% in the second quarter and first six months of 2003 over 2002 primarily due to the favorable impact of foreign currency translation of $3,100 and $5,700, respectively, and the impact of the Getz acquisitions of approximately $8,000. These increases were offset, in part, by a decrease in aortic connector and U.S. heart valve unit sales.

Cardiology and vascular access (C/VA) net sales increased 56.0% and 48.7% in the second quarter and first six months of 2003 over 2002 due primarily to increased Angio-Seal™ vascular closure unit sales and approximately $11,000 of net sales from non-St. Jude Medical manufactured products due to the Getz acquisitions. Foreign currency translation also had a net favorable impact on second quarter and first six months 2003 C/VA net sales of $2,600 and $4,800, respectively, as compared with 2002.

Gross profit: Gross profit for the second quarter of 2003 totaled $333,793, or 67.4% of net sales, as compared with $275,386, or 68.1% of net sales, for the second quarter of 2002. For the first six months of 2003 and 2002, gross profit was $635,713 or 67.9% of net sales, and $527,791, or 68.1% of net sales, respectively. The decrease in the gross profit percentage is due primarily to inventory acquisition accounting adjustments related to the Getz acquisitions, offset in part by the higher average selling prices in Japan and Australia due to our direct sales operations and also to cost efficiencies gained through higher manufacturing volumes and the use of total quality management techniques. For the full year 2003, we expect our gross profit percentage to be approximately 68.5% to 69.0% of net sales.

Selling, general and administrative (SG&A) expense: SG&A expense for the second quarter of 2003 totaled $163,916, or 33.1% of net sales, as compared with $131,210, or 32.4% of net sales, for the second quarter of 2002. For the first six months of 2003, SG&A expense totaled $303,000, or 32.4% of net sales, compared with $253,897, or 32.7% of net sales. The increase in SG&A expense as a percentage of net sales for the second quarter of 2003 was primarily due to the addition of the Getz direct sales organizations consisting of approximately 400 sales, sales support and marketing personnel. For the full year 2003, we expect our SG&A expense as a percentage of net sales to be approximately 33.0% to 33.5% as we have planned an increase in our U.S. sales and support personnel in anticipation of our 2004 entry into the cardiac resynchronization segment of the U.S. CRM market.

Research and development (R&D) expense: R&D expenses in the second quarter of 2003 totaled $60,203, or 12.2% of net sales, compared with $49,291, or 12.2% of net sales, for the second quarter of 2002. For the first six months of 2003, R&D expense totaled $116,145, or 12.4% of net sales, compared with $95,756, or 12.3% of net sales, for 2002. The increase in R&D expenses is primarily attributable to increased CRM activities relating to ICDs and products treating emerging indications in atrial fibrillation and heart failure.

Special charges: On January 21, 2000, we initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating Silzone® coating on the sewing cuff fabric. We concluded that we would no longer utilize Silzone® coating. We recorded a special charge accrual totaling $26,101 during the first quarter of 2000 relating to asset write-downs ($9,465) and other costs ($16,636), including monitoring expenses, associated with this recall and product discontinuance. In the second quarter of 2002, we determined that the Silzone® reserves for other costs should be increased by $11,000 due primarily to difficulties in obtaining certain reimbursements from our insurance carriers under the product liability insurance policies. This additional accrual was included in selling, general and administrative expenses for the second quarter ended June 30, 2002. We have utilized $23,796 of these special charge accruals through June 30, 2003, consisting of $9,465 of asset write-downs and $14,331 of other costs. We estimate that the remaining accruals will be utilized primarily during 2003 and 2004. We have approximately $180,000 remaining in product liability insurance currently available for the Silzone®-related matters. There can be no assurance that the final costs associated with this recall that are not covered by insurance, including litigation-related costs, will not exceed management’s estimates.

Other income (expense): The change in other income (expense) during the second quarter and first six months of 2003 as compared with 2002 is due primarily to higher levels of interest income resulting from the increase in cash and equivalents and reduced interest expense.

Income taxes: Our effective income tax rate was 26% for the second quarter of 2003 as compared with 26.9% for the second quarter of 2002, and 26% for the first six months of 2003 and 2002. We anticipate that our effective income tax rate will increase in the years following 2003 as a larger percentage of our forecasted taxable income is generated in higher taxing jurisdictions.

From time to time, we face challenges from tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Our U.S. Federal tax filings prior to 1998 have been examined by the Internal Revenue Service (IRS), and we have settled all differences arising out of those examinations. Consistent with our status with the U.S. Federal tax authorities as a “coordinated industry case,” the IRS is currently in the process of examining our U.S.

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

The cardiac rhythm management market is highly competitive. There are currently three principal suppliers in this market, including us, and our two principal competitors each have substantially more assets and sales than the Company. Rapid technological change in the CRM market is expected to continue, requiring us to invest heavily in R&D and to effectively market our products. Two trends began to emerge in the CRM market during 2002 and have continued into 2003. The first involved a possible shift of some traditional pacemaker patients to ICD devices and the second involved the increasing use of resynchronization devices in both the ICD and pacemaker markets. Our competitors in the CRM market have U.S. regulatory approval to market CRM devices with resynchronization features. We currently have both a cardiac resynchronization ICD and pacemaker product in U.S. clinical studies. If the approvals of these products are delayed or not received, our CRM sales could be adversely affected if the CRM market continues to shift towards products with cardiac resynchronization capabilities. We have experienced a modest decline in average selling prices for ICDs in the U.S. market during 2003.

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

The cardiology and vascular access market is a growing market with numerous competitors. More than 80% of our sales in this market are from vascular closure devices. The market for vascular closure devices is highly competitive, and there are several companies, in addition to us, that manufacture and market these products worldwide.

We operate in an industry that is susceptible to significant product liability claims. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class. In addition, product liability claims may be asserted against us in the future relative to events that are not known to management at the present time. While it is not possible to predict the outcome of every claim, we believe that we have adequate product liability insurance to cover the costs associated with them, subject to our self-insured retentions. The product liability insurance market has changed dramatically since September 2001. Our self-

insured retentions and insurance premiums have increased and are expected to increase further in the future. Our insurance program, as a result, has been designed to prevent a catastrophic loss. We further believe that any costs not covered by product liability insurance, including our self-insured deductible, will not have a material adverse impact on our consolidated financial position or liquidity, but may be material to the consolidated results of operations of a future period.

Group purchasing organizations (GPOs) and independent delivery networks (IDNs) in the United States continue to consolidate purchasing decisions for some of our hospital customers. We have contracts in place with many of these organizations. One large GPO has executed contracts with our CRM market competitors that exclude us. Enforcement of this contract may adversely affect our sales of CRM products to members of this GPO.

FINANCIAL CONDITION

Our liquidity and cash flows remained strong during the first six months of 2003. Cash provided by operating activities was $210,191 for the six months ended June 30, 2003, a $49,364 increase over the same period one year ago reflecting increased earnings and focus on working capital management. Our current assets to current liabilities ratio (computed as total current assets divided by total current liabilities) was 3.4 to 1 at June 30, 2003, as compared with 3.0 to 1 at December 31, 2002.

At June 30, 2003 and December 31, 2002, over one-half of our cash and equivalents were held by our non-U.S. subsidiaries. These funds are available for use by our U.S. operations; however, they would be subject to additional U.S. tax upon repatriation to the United States.

On April 1, 2003, we borrowed 24.6 billion Japanese yen, or approximately $208,000, under a short-term, unsecured bank credit agreement to partially finance the Getz Japan acquisition. These borrowings bore interest at an average rate of 0.58% per annum and were repaid in May 2003.

In May 2003, we issued 7-year, 1.02% unsecured term notes totaling 20.9 billion yen, or approximately $173,000. We also obtained a short-term, unsecured bank credit agreement which provides for borrowings of up to 3.8 billion yen. Outstanding borrowings under this short-term bank credit agreement were approximately 3.7 billion yen, or $31,647, at June 30, 2003. Proceeds from the issuance of the term notes and from borrowings under the short-term, bank credit agreement were used to repay the 24.6 billion yen of short-term bank borrowings.

On May 1, 2003, we made a $15,000 minority investment in a development stage company that is focused on developing technologies to treat patients with atrial fibrillation. In conjunction with this investment, we also agreed to acquire the remaining ownership of the business in 2004 for an additional $185,000 in cash, provided a number of specific clinical and regulatory milestones are achieved. We believe that our cash balances or borrowings available under a credit facility will be sufficient to fund the 2004 cash payment if we complete the acquisition.

On July 22, 2003, the Board of Directors authorized a share repurchase program of up to $500,000 of our outstanding common stock and the establishment of a $500,000 credit facility. The share repurchases can be made at the direction of management through transactions in the open market and/or privately negotiated transactions, including the use of options, futures, swaps and accelerated share repurchase contracts.

On August 7, 2003, we repurchased approximately 9.25 million shares, or about 5 percent of our outstanding common stock, for $500 million under a privately-negotiated transaction with an investment bank. The number of common shares outstanding has been reduced by this amount. The investment bank advised us that it borrowed the 9.25 million shares to complete the transaction and will be purchasing replacement shares in the open market over the next few months. We have entered into a related accelerated stock buyback contract with the same investment bank which provides that if the investment bank’s per share purchase price of the replacement shares is lower than the initial share purchase price for the 9.25 million shares ($54.06), then the investment bank will, at our election, make a payment or deliver additional shares to us in the amount of the difference between the initial share purchase price and their replacement price, subject to a maximum amount. However, in return for a payment to the investment bank, if the investment bank’s replacement price is greater than the initial share purchase price, we are not required to make any further payments. We used a portion of our existing cash balances and borrowings under our short-term, revolving credit facility to fund the share repurchase.

On July 24, 2003, we obtained a $400,000 short-term, revolving credit facility. The credit facility expires on October 31, 2003 and bears interest at the LIBOR rate plus 0.625% per annum. We are currently in the process of arranging a long-term revolving credit facility to replace the short-term facility.

We have no off-balance sheet financing arrangements other than certain operating leases previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. With the acquisition of Getz Japan on April 1, 2003, we assumed numerous noncancelable operating lease arrangements for various facilities and equipment in Japan. The future minimum lease payments related to these lease agreements are approximately $3,000 each year for years 2003 through 2007 and an aggregate of $15,000 for all years thereafter. There have been no other significant changes in our operating lease obligations since December 31, 2002.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On April 1, 2003, we completed our acquisition of Getz Japan. In May 2003, we issued 7-year, 1.02% unsecured term notes totaling 20.9 billion yen, or approximately $173,000, to partially finance the acquisition purchase price. We also obtained a short-term, unsecured bank credit agreement that provides for borrowings of up to 3.8 billion yen and expires in November 2003.

We are exposed to foreign currency exchange rate fluctuations due to transactions associated with the acquired Getz Japan business that are denominated in Japanese yen, including borrowings under the short-term, bank credit agreement and the long-term, unsecured term notes issued in May 2003. We are also exposed to interest rate risk on the short-term, bank credit agreement which has a variable interest rate tied to the floating yen LIBOR rate. A hypothetical 10% change in interest rates would not have a material impact on interest expense or the fair value of our fixed-rate debt.

On July 24, 2003, we obtained a $400,000 short-term, revolving credit facility that expires on October 31, 2003 to partially fund our share repurchase program. The credit facility has a variable interest rate tied to the LIBOR rate. A hypothetical 10% change in interest rates would not have a material impact on interest expense.

There have been no other material changes from December 31, 2002 in our market risk. For further information on market risk, refer to Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4.  CONTROLS AND PROCEDURES

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fiscal quarter ended June 30, 2003, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS

Silzone® Litigation: The Company has been sued by patients alleging defects in the Company’s mechanical heart valves and valve repair products with Silzone® coating. Some of these cases are seeking monitoring of patients implanted with Silzone®-coated valves and repair products who allege no injury to date. Some of these cases have been settled, some have been dismissed, and others are on-going. Some of these cases, both in the United States and Canada, are seeking class action status. The Company voluntarily recalled products with Silzone® coating on January 21, 2000, and sent a Recall Notice and Advisory concerning the recall to physicians and others.

In 2001, the U.S. Judicial Panel on Multi-District Litigation ruled that certain lawsuits filed in U.S. federal district court involving products with Silzone® coating should be part of Multi-District Litigation proceedings under the supervision of U.S. District Court Judge John Tunheim in Minnesota. As a result, actions in federal court involving products with Silzone® coating have been and will likely continue to be transferred to Judge Tunheim for coordinated or consolidated pretrial proceedings.

Certain plaintiffs requested Judge Tunheim to allow some cases to proceed as class actions. Judge Tunheim issued a ruling on plaintiffs’ motions for class certification on March 27, 2003. In his ruling, Judge Tunheim conditionally certified one class of plaintiffs (U.S. persons who have a Silzone heart valve which is still implanted) and conditionally certified a second class of plaintiffs (U.S. persons who received a Silzone heart valve and who have sustained physical injuries due to the valve). The Company believes that the ruling is inconsistent with the applicable laws and precedents, and is pursuing its appellate remedies.

In the meantime, the parties are providing Judge Tunheim with additional briefing in response to his requests. In addition, the cases involving Silzone® products not seeking class action status which are consolidated before Judge Tunheim are proceeding in accordance with the scheduling orders he has rendered. There are also other actions involving products with Silzone® coating in various state courts that may or may not be coordinated with the matters presently before Judge Tunheim. The lawsuits in Canada are proceeding in accordance with separate schedules issued by the applicable provincial courts. A hearing concerning the certification of a class action in Ontario, Canada, occurred in June 2003. The Company expects a ruling on the plaintiffs’ request for certification of a class action in Canada sometime before the end of 2003.

While it is not possible to predict the outcome of the various cases involving Silzone® products, the Company believes that it has adequate product liability insurance to cover the costs associated with them. The Company further believes that any costs not covered by product liability insurance will not have a material adverse impact on the Company’s consolidated financial position or liquidity, but may be material to the consolidated results of operations of a future period.

Guidant Litigation:In November 1996, Guidant Corporation (“Guidant”) sued St. Jude Medical alleging that the Company did not have a license to certain patents controlled by Guidant covering ICD products and alleging that the Company was infringing those patents. St. Jude Medical’s contention was that it had obtained a license from Guidant to the patents in issue when it acquired certain assets of Telectronics in November 1996. In July 2000, an arbitrator rejected St. Jude Medical’s position, and in May 2001, a federal district court judge also ruled that the Guidant patent license with Telectronics had not transferred to St. Jude Medical.

Guidant’s suit originally alleged infringement of four patents by St. Jude Medical. Guidant later dismissed its claim on one patent and a court ruled that a second patent was invalid. This determination of invalidity was appealed by Guidant and the Court of Appeals upheld the lower court’s invalidity determination. In a jury trial involving the two remaining patents (the ‘288 and ‘472 patents), the jury found that these patents were valid and that St. Jude Medical did not infringe the ‘288 patent. The jury found that the Company did infringe the ‘472 patent, though such infringement was not willful. The jury awarded damages of $140,000 to Guidant. In post-trial rulings, however, the judge overseeing the jury trial ruled that the ‘472 patent was invalid and also was not infringed by St. Jude Medical, thereby eliminating the $140,000 verdict against the Company. The trial court also made other rulings as part of the post-trial order, including a ruling that the ‘288 patent was invalid on several grounds.

In August 2002, Guidant commenced an appeal of certain of the trial judge’s post-trial decisions pertaining to the ‘288 patent. Guidant did not appeal the trial court’s finding of invalidity and non-infringement of the ‘472 patent. The briefing for this appeal has been completed and oral argument is scheduled with the Court of Appeals in September 2003. While it is not possible to predict the outcome of the appeal process, the Company believes that it has meritorious defenses against the claims asserted by Guidant and Guidant’s continued pursuit of this case.

Other Litigation Matters: The Company is involved in various other product liability lawsuits, claims and proceedings that arise in the ordinary course of business. Subject to self-insured retentions, the Company believes it has product liability insurance sufficient to cover such claims and suits.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2003 Annual Meeting of Shareholders held on May 8, 2003, the shareholders approved the following:

a)	A proposal to elect two directors to the Company’s Board of Directors to serve three-year terms ending at the Company’s annual meeting in 2006, as follows:

Director	Votes For	Votes Against
Daniel J. Starks	148,547,688	1,236,459
Frank C-P Yin	148,670,770	1,113,377

There were no broker non-votes. In addition, the terms of the following directors continued after the meeting: directors with a term ending in 2004 – Terry L. Shepherd, David A. Thompson and Stefan K. Widensohler; and directors with a term ending in 2005 – Richard R. Devenuti, Stuart M. Essig, Thomas H. Garrett III and Wendy L. Yarno. On May 8, 2003, Walter Sembrowich, a director since 1994, retired from the Board of Directors.

b)

A proposal to approve the appointment of Ernst & Young LLP as the Company’s independent auditors. The proposal received 145,754,025 votes for and 3,195,545 votes against, and a total of 834,577 votes were withheld. There were no broker non-votes.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Company are not filed, and in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Form 8-K on April 1, 2003, to disclose under Item 9 that it completed its acquisition of Getz Bros. Co. Ltd., the largest distributor of the Company’s products in Japan. Separately, the Company also acquired the net assets of Getz Bros. & Co. (Aust) Pty. Limited and Medtel Pty. Limited on April 1, 2003 related to the distribution of the Company’s products in Australia.

The Company filed a Form 8-K on April 16, 2003, to disclose under Item 9 certain forward-looking information provided in a conference call with the investment community on that date.

The Company filed a Form 8-K on April 29, 2003, to furnish under Item 9 the press release issued on April 16, 2003 to report its earnings for the first quarter of 2003.

The Company filed a Form 8-K on April 30, 2003 to furnish pursuant to Item 12 the press release issued on April 16, 2003 to report is earnings for the first quarter of 2003.

The Company filed a Form 8-K on April 30, 2003 to furnish pursuant to Item 12 the transcript of its first quarter 2003 earnings conference call, dated April 16, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.
August 11, 2003	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER Vice President – Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)