Form 10-Q
period 2003-09-30
ST JUDE MEDICAL INC
filed 2003-11-12
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________

FORM 10-Q

__X__     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR

____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number 0-8672

__________________________________

ST. JUDE MEDICAL, INC.
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Lillehei Plaza, St. Paul, Minnesota 55117
(Address of principal executive offices)

(651) 483-2000
(Registrant's telephone number, including area code)

__________________________________

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES __X__  NO ___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES __X__  NO ___

The number of shares of common stock, par value $.10 per share, outstanding on October 31, 2003 was 172,528,443.

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net sales	$477,454	$404,857	$1,413,931	$1,180,398
Cost of sales	146,713	128,381	447,477	376,131

Gross profit	330,741	276,476	966,454	804,267
Selling, general and administrative expense	157,586	129,162	460,586	383,059
Research and development expense	58,637	51,838	174,782	147,594

Operating profit	114,518	95,476	331,086	273,614
Other income (expense)	(166)	1,388	2,076	1,130

Earnings before income taxes	114,352	96,864	333,162	274,744
Income tax expense	29,731	25,184	86,622	71,433

Net earnings	$84,621	$71,680	$246,540	$203,311

Net earnings per share:
Basic	$0.48	$0.40	$1.38	$1.15
Diluted	$0.46	$0.39	$1.32	$1.11
Weighted average shares outstanding:
Basic	175,996	177,064	178,391	176,228
Diluted	184,526	182,983	186,657	182,947

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.CONDENSED
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2003 (Unaudited)	December 31, 2002 (See Note)

ASSETS
Current assets
Cash and equivalents	$428,033	$401,860
Accounts receivable, less allowance for doubtful accounts
of $33,044 in 2003 and $24,078 in 2002	496,201	381,246
Inventories	301,166	227,024
Deferred income taxes	81,299	56,857
Other	64,002	47,330

Total current assets	1,370,701	1,114,317
Property, plant and equipment – at cost	735,053	701,314
Less accumulated depreciation	(436,485)	(400,833)

Net property, plant and equipment	298,568	300,481
Other assets
Goodwill	402,643	325,575
Other intangible assets, net	155,250	89,491
Deferred income taxes	—	12,269
Other	186,359	109,246

Total other assets	744,252	536,581

TOTAL ASSETS	$2,413,521	$1,951,379

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt	$24,484	$—
Accounts payable	119,448	108,931
Income taxes payable	51,653	51,380
Accrued expenses
Employee compensation and related benefits	168,808	135,705
Other	83,793	78,636

Total current liabilities	448,186	374,652
Long-term debt	447,927	—
Deferred income taxes	56,838	—
Commitments and contingencies	—	—
Shareholders' equity
Preferred stock	—	—
Common stock	17,236	17,803
Additional paid-in capital	10,110	216,878
Retained earnings	1,451,648	1,411,194
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(28,031)	(73,388)
Unrealized gain on available-for-sale securities	9,607	4,240

Total shareholders' equity	1,460,570	1,576,727

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,413,521	$1,951,379

NOTE: The balance sheet at December 31, 2002 has been derived from the Company’s audited financial statements. See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Nine Months Ended September 30,	2003	2002

Operating Activities
Net earnings	$246,540	$203,311
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	46,996	46,395
Amortization	8,412	4,419
Deferred income taxes	28,286	11
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(45,710)	(48,388)
Inventories	(17,217)	13,208
Other current assets	(4,128)	(14,684)
Accounts payable and accrued expenses	31,739	32,861
Income taxes payable	30,856	49,781

Net cash provided by operating activities	325,774	286,914
Investing Activities
Purchase of property, plant and equipment	(33,627)	(48,105)
Business acquisition payments, net of cash acquired	(230,361)	(21,834)
Other	(56,227)	(24,545)

Net cash used in investing activities	(320,215)	(94,484)
Financing Activities
Proceeds from exercise of stock options and stock issued	73,801	53,812
Common stock repurchased, including related costs	(520,025)	—
Net borrowings under short-term debt facilities	22,592	—
Issuance of long-term notes	173,350	—
Borrowings under debt facilities	544,300	352,000
Payments under debt facilities	(283,112)	(475,128)

Net cash provided by (used in) financing activities	10,906	(69,316)
Effect of currency exchange rate changes on cash	9,708	4,672

Net increase in cash and equivalents	26,173	127,786
Cash and equivalents at beginning of period	401,860	148,335

Cash and equivalents at end of period	$428,033	$276,121

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

New Accounting Pronouncements: In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”(FIN 46). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 was effective immediately for interests obtained in a variable economic entity after January 31, 2003. For interests obtained in a variable economic entity prior to February 1, 2003, the provisions of FIN 46 were effective for the first interim period beginning after June 15, 2003. The Company’s adoption of FIN 46 did not have a material impact on its consolidated results of operations, financial position or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of SFAS No. 150 did not have a material impact on its consolidated results of operations, financial position or cash flows.

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

“Accounting for Stock-Based Compensation,” to its stock-based employee compensation (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net earnings, as reported	$84,621	$71,680	$246,540	$203,311
Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	(9,489)	(8,299)	(27,378)	(24,896)

Pro forma net earnings	$75,132	$63,381	$219,162	$178,415

Net earnings per share:
Basic - as reported	$0.48	$0.40	$1.38	$1.15
Basic - pro forma	0.43	0.36	1.23	1.01
Diluted - as reported	$0.46	$0.39	$1.32	$1.11
Diluted - pro forma	0.41	0.35	1.17	0.98

Product Warranties: The Company offers a warranty on various products, the most significant of which relate to its pacemaker and ICD systems. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Changes in the Company’s product warranty liability during the three and nine months ended September 30, 2003 and 2002 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Balance at beginning of period	$15,952	$15,499	$14,755	$11,369
Warranty expense recognized	513	3,285	2,701	8,398
Warranty credits issued	(1,392)	(859)	(2,383)	(1,842)

Balance at end of period	$15,073	$17,925	$15,073	$17,925

NOTE 2 – ACQUISITIONS

On April 1, 2003, the Company completed its acquisition of Getz Bros. Co., Ltd. (Getz Japan), a distributor of medical technology products in Japan and the Company’s largest volume distributor in Japan. The Company paid 26.9 billion Japanese yen in cash to acquire 100% of the outstanding common stock of Getz Japan. Total consideration paid was $231.2 million, including closing costs.

On April 1, 2003, the Company also acquired the net assets of Getz Bros. & Co. (Aust.) Pty. Limited and Medtel Pty. Limited (Getz Australia) related to the distribution of the Company’s products in Australia for $6.2 million in cash, including closing costs.

The results of operations of the above-mentioned business acquisitions have been included in the Company’s consolidated results of operations since the date of acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in aggregate.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of these acquisitions (in thousands):

Current assets	$123,899
Goodwill	68,307
Intangible assets	64,106
Other long-term assets	34,288

Total assets acquired	$290,600
Current liabilities	$26,999
Deferred income taxes	26,238

Total liabilities assumed	53,237

Net assets acquired	$237,363

The goodwill recorded as a result of these acquisitions is not deductible for income tax purposes.

In connection with the acquisition of Getz Japan and Getz Australia, the Company recorded intangible assets valued at $64.1 million that have a weighted average useful life of 10 years. Total intangible assets subject to amortization include distribution agreements of $44.9 million, customer relationships of $9.5 million and licenses and other of $5.6 million. Intangible assets not subject to amortization include trademarks of $4.1 million.

During 2003 and 2002, the Company also acquired various businesses involved in the distribution of the Company’s products. Aggregate consideration paid in cash during the nine months ended September 30, 2003 and 2002 was $4.9 million and $21.8 million, respectively.

NOTE 3 – INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002

Finished goods	$202,762	$140,856
Work in process	30,829	27,481
Raw materials	67,575	58,687

	$301,166	$227,024

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The net carrying amount of goodwill at September 30, 2003 increased $77.1 million from December 31, 2002 due to $68.3 million of goodwill recorded in connection with the acquisitions of Getz Japan and Getz Australia and $8.8 million of currency translation fluctuations of non-U.S. dollar denominated goodwill balances. There were no goodwill impairment charges recorded during the nine months ended September 30, 2003 or during 2002.

Balances of other intangible assets as of September 30, 2003 and December 31, 2002 were as follows (in thousands):

	Purchased Technology and Patents	Distribution Agreements	Customer Relationships	Trademarks, Licenses and Other	Total

September 30, 2003
Amortized intangible assets:
Original cost	$76,084	$47,400	$49,960	$6,416	$179,860
Accumulated amortization	(20,162)	(2,370)	(5,987)	(432)	(28,951)

Net carrying value	$55,922	$45,030	$43,973	$5,984	$150,909
Unamortized intangible assets:
Net carrying value	—	—	—	$4,341	$4,341

Total net carrying value	$55,922	$45,030	$43,973	$10,325	$155,250

December 31, 2002
Amortized intangible assets:
Original cost	$75,749	$—	$33,306	$435	$109,490
Accumulated amortization	(17,075)	—	(2,822)	(102)	(19,999)

Total net carrying value	$58,674	$—	$30,484	$333	$89,491

Amortization expense of other intangible assets was $3.4 million and $1.7 million for the three months ended September 30, 2003 and 2002, and $8.4 million and $4.4 million for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Silzone® Litigation: The Company has been sued by patients alleging defects in the Company’s mechanical heart valves and valve repair products with Silzone®coating. Some of these cases are seeking monitoring of patients implanted with Silzone®-coated valves and repair products who allege no injury to date. Some of these cases have been settled, some have been dismissed, and others are on-going. Some of these cases, both in the United States and Canada, are seeking class action status. The Company voluntarily recalled products with Silzone® coating on January 21, 2000, and sent a Recall Notice and Advisory concerning the recall to physicians and others. See also Note 6 regarding the special charges associated with this matter.

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

Certain plaintiffs requested Judge Tunheim to allow some cases to proceed as class actions. Judge Tunheim issued a ruling on plaintiffs’ motions for class certification on March 27, 2003. In his ruling, Judge Tunheim certified one class of plaintiffs under the Minnesota Consumer statutes, conditionally certified a second class of plaintiffs (U.S. persons who have a Silzone heart valve which is still implanted) and conditionally certified a third class of plaintiffs (U.S. persons who received a Silzone heart valve and who allege that they have sustained physical injuries due to the valve). The Company believes that the ruling is inconsistent with the applicable laws and precedents and plans to pursue its appellate remedies.

The parties provided Judge Tunheim with additional briefing in response to his requests, and a hearing was held on October 14, 2003, on the “subclass” issues as requested by the Judge in his March 27, 2003 order. It is not known when Judge Tunheim will issue an order concerning the issues briefed for and argued at the October 14, 2003 hearing.

In the meantime, the cases involving Silzone® products not seeking class action status which are consolidated before Judge Tunheim are proceeding in accordance with the scheduling orders he has rendered. There are also other actions involving products with Silzone®coating in various state courts that may or may not be coordinated with the matters presently before Judge Tunheim.

Several lawsuits have been filed in Canada and are proceeding in accordance with separate schedules issued by the applicable provincial courts. A hearing concerning the certification of a class action in Ontario, Canada, occurred in June 2003, and, although the Court in Ontario, Canada, has requested further briefing and input on related issues, the Court issued an order in October 2003 certifying a class action in Canada. The parties are awaiting further instructions from the Court as to when and how the further input requested by the Court will be supplied.

While it is not possible to predict the outcome of the various cases involving Silzone® products, the Company believes that it has adequate product liability insurance to cover the costs associated with them. The Company further believes that any costs not covered by product liability insurance are not likely to have a material adverse impact on the Company’s consolidated financial position or liquidity, but may be material to the consolidated results of operations of a future period.

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

In August 2002, Guidant commenced an appeal of certain of the trial judge’s post-trial decisions pertaining to the ‘288 patent. Guidant did not appeal the trial court’s finding of invalidity and non-infringement of the ‘472 patent. After the briefing for this appeal was completed, oral argument before the Court of Appeals occurred on September 4, 2003. The Company expects that it may take up to six to eight months to receive a decision from the Appellate Court, although it is possible that a decision could be rendered sooner. While it is not possible to predict the outcome of the appeal process, the Company believes that it has meritorious defenses against the claims asserted by Guidant and Guidant’s continued pursuit of this case.

Other Litigation Matters: The Company is involved in various other product liability lawsuits, claims and proceedings that arise in the ordinary course of business. Subject to self-insured retentions, the Company believes it has product liability insurance sufficient to cover such claims and suits.

Other Contingencies: On May 1, 2003, the Company made a $15 million minority investment in a development stage company that is focused on developing technologies to treat patients with atrial fibrillation. This investment is accounted for under the cost method and is included in other long-term assets on the balance sheet. In conjunction with this investment, the Company also agreed to acquire the remaining ownership of the business in 2004 for an additional $185 million in cash, provided a number of specific clinical and regulatory milestones are achieved.

NOTE 6 — SPECIAL CHARGES

On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating Silzone® coating on the sewing cuff fabric. The Company concluded that it would no longer utilize Silzone® coating. The Company recorded a special charge totaling $26.1 million during the first quarter of 2000 relating to asset write-downs ($9.5 million) and other costs ($16.6 million), including monitoring expenses, associated with this recall and product discontinuance. In the second quarter of 2002, the Company determined that the Silzone® reserves for other costs should be increased by $11 million due primarily to difficulties in obtaining certain reimbursements from the Company’s insurance carriers under its product liability insurance policies. This additional accrual was included in selling, general and administrative expenses for the second quarter ended June 30, 2002. The Company has utilized $23.6 million of these special charge accruals through September 30, 2003, consisting of $9.5 million of asset write-downs and $14.1 million of other costs. The Company estimates that the remaining accruals will be utilized primarily during 2003 and 2004. The Company has approximately $180 million remaining in product liability insurance currently available for the Silzone®-related matters. There can be no assurance that the final costs associated with this recall that are not covered by insurance, including litigation-related costs, will not exceed management’s estimates.

NOTE 7 – DEBT

On April 1, 2003, the Company borrowed 24.6 billion Japanese yen, or approximately $208 million, under a short-term, unsecured bank credit agreement to partially finance the Getz Japan acquisition. Borrowings under this agreement bore interest at an average rate of 0.58% per annum and were repaid in May 2003. In May 2003, the Company issued 7-year, 1.02% unsecured term notes totaling 20.9 billion yen, or $186.7 million at September 30, 2003. The Company also obtained a short-term, unsecured bank credit agreement that provides for borrowings of up to 3.8 billion yen. Proceeds from the issuance of the term notes and from borrowings under the short-term, bank credit agreement were used to repay the 24.6 billion yen of short-term bank borrowings. Outstanding borrowings under the Company’s short-term bank credit agreement were approximately 2.7 billion yen, or $24.5 million, at September 30, 2003. Borrowings under the short-term, bank credit agreement bear interest at the floating yen LIBOR rate plus 0.50% per annum (effective rate of 0.55% at September 30, 2003) and are due in May 2004.

In July 2003, the Company obtained a $400 million short-term revolving credit facility to partially fund its $500 million share repurchase in August 2003. Borrowings under this facility bore interest at an average rate of 1.73% per annum and were repaid in September 2003. In September 2003, the Company obtained a $150 million unsecured, revolving credit facility that expires in September 2004 and a $350 million unsecured, revolving credit facility that expires in September 2008. These credit facilities bear interest at the LIBOR rate plus 0.625% and 0.60% per annum, respectively, subject to adjustment in the event of a change in the Company’s debt ratings. There were no outstanding borrowings under these credit facilities at September 30, 2003.

During September 2003, the Company began issuing short-term, unsecured commercial paper with maturities up to 270 days. Outstanding commercial paper borrowings totaled $261.2 million at September 30, 2003. These commercial paper borrowings are backed by the Company’s committed credit facilities and bear interest at varying market rates (effective rate of 1.18% at September 30, 2003).

The Company classifies all of its commercial paper borrowings as long-term on its balance sheet as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed credit facility. Management continually reviews the Company’s cash flow projections and may from time to time repay a portion of the Company’s borrowings.

The Company’s term notes, short-term, bank credit agreement and revolving credit facilities contain various restrictive covenants such as minimum financial ratios, limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. However, these agreements do not include provisions for the termination of the agreements or acceleration of repayment due to changes in the Company’s credit ratings.

NOTE 8 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital consists of 25 million shares of $1.00 per share par value preferred stock and 250 million shares of $0.10 per share par value common stock. There were no shares of preferred stock issued or outstanding during 2002 or the first nine months 2003. There were 172.4 million and 178.0 million shares of common stock outstanding at September 30, 2003 and December 31, 2002.

On July 22, 2003, the Company’s Board of Directors authorized a share repurchase program of up to $500 million of the Company’s outstanding common stock. The share repurchases could be made at the direction of the Company’s management through transactions in the open market and/or privately negotiated transactions, including the use of options, futures, swaps and accelerated share repurchase contracts.

On August 7, 2003, the Company repurchased approximately 9.25 million shares, or about five percent of its outstanding common stock, for $500 million under a privately-negotiated transaction with an investment bank. The investment bank borrowed the 9.25 million shares to complete the transaction and purchased replacement shares in the open market over a three month period which ended on November 7, 2003. The Company entered into a related accelerated stock buyback contract with the same investment bank which, in return for a separate payment to the investment bank, included a price-protection feature. The price-protection feature provided that if the investment bank’s per share purchase price of the replacement shares was lower than the initial share purchase price for the 9.25 million shares ($54.06), then the investment bank would, at the Company’s election, make a payment or deliver additional shares to the Company in the amount of the difference between the initial share purchase price and their replacement price, subject to a maximum amount. In addition, the price-protection feature provided that if the investment bank’s replacement price was greater than the initial share purchase price, the Company would not be required to make any further payments. On November 7, 2003, the investment bank completed its purchase of replacement shares. The market price of the Company’s shares during this replacement period exceeded the initial purchase price.

NOTE 9 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Numerator:
Net earnings	$84,621	$71,680	$246,540	$203,311
Denominator:
Basic-weighted average shares outstanding	175,996	177,064	178,391	176,228
Effect of dilutive securities:
Employee stock options	8,519	5,896	8,255	6,696
Restricted shares	11	23	11	23

Diluted-weighted average shares outstanding	184,526	182,983	186,657	182,947

Basic net earnings per share	$0.48	$0.40	$1.38	$1.15

Diluted net earnings per share	$0.46	$0.39	$1.32	$1.11

Diluted-weighted average shares outstanding have not been adjusted for certain employee stock options and awards where the effect of those securities would have been anti-dilutive.

NOTE 10 — COMPREHENSIVE INCOME

Other comprehensive income (expense) consists of unrealized gains or losses on available-for-sale marketable securities and foreign currency translation adjustments, net of taxes. Other comprehensive income (expense) was $2.1 million and $(3.7) million for the three months ended September 30, 2003 and 2002, and $50.7 million and $15.4 million for the nine months ended September 30, 2003 and 2002. Total comprehensive income combines reported net earnings and other comprehensive income (expense). Total comprehensive income was $86.7 million and $68.0 million for the three months ended September 30, 2003 and 2002, and $297.3 million and $218.7 million for the nine months ended September 30, 2003 and 2002.

NOTE 11 — OTHER INCOME (EXPENSE)

Other income (expense) consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Interest income	$1,666	$1,488	$5,344	$3,396
Interest expense	(1,591)	(215)	(2,061)	(1,526)
Other	(241)	115	(1,207)	(740)

	$(166)	$1,388	$2,076	$1,130

NOTE 12 — SEGMENT AND GEOGRAPHICAL INFORMATION

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

Net sales by class of similar products were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Net Sales	2003	2002	2003	2002

Cardiac rhythm management	$338,550	$294,562	$1,007,761	$853,040
Cardiac surgery	62,361	60,343	198,897	189,512
Cardiology and vascular access	76,543	49,952	207,273	137,846

	$477,454	$404,857	$1,413,931	$1,180,398

Geographical Information: The following tables present certain geographical financial information (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Net Sales*	2003	2002	2003	2002

United States	$277,478	$267,859	$843,984	$781,414
International	199,976	136,998	569,947	398,984

	$477,454	$404,857	$1,413,931	$1,180,398

	September 30,	December 31,
Long-Lived Assets**	2003	2002

United States	$721,625	$674,119
International	321,195	150,674

	$1,042,820	$824,793

   *  Net sales are attributed to geographies based on location of the customers.
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

During 2003 and 2002, we also acquired various businesses involved in the distribution of our products. Aggregate consideration paid in cash during the nine months ended September 30, 2003 and 2002 was $4.9 million and $21.8 million, respectively.

The results of operations of these business acquisitions have been included in our consolidated results of operations from the date of each acquisition.

Net sales: Net sales for the three and nine months ended September 30, 2003 and 2002 by class of similar products were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Cardiac rhythm management	$338,550	$294,562	$1,007,761	$853,040
Cardiac surgery	62,361	60,343	198,897	189,512
Cardiology and vascular access	76,543	49,952	207,273	137,846

	$477,454	$404,857	$1,413,931	$1,180,398

Overall, net sales increased 17.9% in the third quarter of 2003 over the third quarter of 2002, and 19.8% in the first nine months of 2003 over 2002. Foreign currency translation had a net favorable impact on third quarter and first nine months 2003 net sales as compared with 2002 of $14 million and $49 million, respectively, due primarily to the strengthening of the Euro against the U.S. dollar. This amount is not indicative of the impact of foreign currency translation on net earnings due to partially offsetting unfavorable foreign currency translation impacts on operating costs. Third quarter and first nine months 2003 net sales also included the impact of the Getz acquisitions on April 1, 2003, which added approximately $33 million and $66 million, respectively. The additional revenue from Getz results from the sale of non-St. Jude Medical manufactured products sold by Getz and as a result of incremental revenue on the sale of St. Jude Medical manufactured products. Previously, we recognized revenue from the sale of our products to Getz as our distributor.

Net sales of cardiac rhythm management (CRM) products increased 14.9% and 18.1% in the third quarter and first nine months of 2003 over 2002 due primarily to increased implantable cardioverter defibrillator (ICD) and EP catheter unit sales. Foreign currency translation also had a net favorable impact on third quarter and first nine months 2003 CRM net sales of $10 million and $34 million, respectively, as compared with 2002. The impact of the Getz acquisitions on third quarter and first nine months 2003 CRM net sales was approximately $15 million and $29 million, respectively.

Cardiac surgery (CS) net sales increased 3.3% and 5.0% in the third quarter and first nine months of 2003 over 2002 due primarily to the favorable impact of foreign currency translation of $2 million and $8 million, respectively, and the impact of the Getz acquisitions of approximately $7 million and $14 million, respectively. These increases were offset primarily by a decrease in aortic connector and U.S. heart valve unit sales.

Cardiology and vascular access (C/VA) net sales increased 53.2% and 50.4% in the third quarter and first nine months of 2003 over 2002 due primarily to increased Angio-Seal™ vascular closure unit sales and approximately $11 million and $23 million of net sales, respectively, from sales of non-St. Jude Medical manufactured products due to the Getz acquisitions. Foreign currency translation also had a net favorable impact on third quarter and first nine months 2003 C/VA net sales of $2 million and $7 million, respectively, as compared with 2002.

Gross profit: Gross profit for the third quarter of 2003 totaled $330.7 million, or 69.3% of net sales, as compared with $276.5 million, or 68.3% of net sales, for the third quarter of 2002. For the first nine months of 2003 and 2002, gross profit was $966.5 million or 68.4% of net sales, and $804.3 million, or 68.1% of net sales, respectively. The increase in the gross profit percentages in 2003 over 2002 were due primarily to cost efficiencies gained through higher manufacturing volumes and the use of total quality management techniques, offset in part by inventory acquisition accounting adjustments related to the Getz acquisitions. We anticipate that our gross profit percentage will continue to improve in the fourth quarter of 2003 as compared with the third quarter of 2003 as the inventory acquisition accounting adjustments moderate.

Selling, general and administrative (SG&A) expense: SG&A expense for the third quarter of 2003 totaled $157.6 million, or 33.0% of net sales, as compared with $129.2 million, or 31.9% of net sales, for the third quarter of 2002. For the first nine months of 2003, SG&A expense totaled $460.6 million, or 32.6% of net sales, compared with $383.1 million, or 32.5% of net sales. The increase in SG&A expense as a percentage of net sales for the third quarter and first nine months of 2003 was primarily due to the addition of the Getz direct sales organizations consisting of approximately 400 sales, sales support and marketing personnel.

Research and development (R&D) expense: R&D expenses in the third quarter of 2003 totaled $58.6 million, or 12.3% of net sales, compared with $51.8 million, or 12.8% of net sales, for the third quarter of 2002. For the first nine months of 2003, R&D expense totaled $174.8 million, or 12.4% of net sales, compared with $147.6 million, or 12.5% of net sales, for 2002. The increase in R&D expenses was primarily attributable to increased CRM activities relating to ICDs and products treating emerging indications in atrial fibrillation and heart failure.

Special charges: On January 21, 2000, we initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating Silzone®coating on the sewing cuff fabric. We concluded that we would no longer utilize Silzone® coating. We recorded a special charge totaling $26.1 million during the first quarter of 2000 relating to asset write-downs ($9.5 million) and other costs ($16.6 million), including monitoring expenses, associated with this recall and product discontinuance. In the second quarter of 2002, we determined that the Silzone®reserves for other costs should be increased by $11 million due primarily to difficulties in obtaining certain reimbursements from our insurance carriers under the product liability insurance policies. This additional accrual was included in selling, general and administrative expenses for the second quarter ended June 30, 2002. We have utilized $23.6 million of these special charge accruals through September 30, 2003, consisting of $9.5 million of asset write-downs and $14.1 million of other costs. We estimate that the remaining accruals will be utilized primarily during 2003 and 2004. We have approximately $180 million remaining in product liability insurance currently available for the Silzone®-related matters. There can be no assurance that the final costs associated with this recall that are not covered by insurance, including litigation-related costs, will not exceed management’s estimates.

Other income (expense): The change in other income (expense) during the third quarter of 2003 as compared with 2002 was due primarily to higher levels of interest expense as a result of borrowings for our Getz Japan acquisition in 2003 and our August 2003 share repurchase. For the first nine months of 2003, the change in other income (expense) as compared with 2002 was due primarily to higher levels of interest income as a result of higher average invested cash balances.

Income taxes: Our effective income tax rate was 26% for the third quarter of 2003 and 2002 and for the first nine months of 2003 and 2002.

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

Federal tax returns for the calendar years 1998, 1999 and 2000. Although we believe we have recorded an appropriate income tax provision, there can be no assurance that the IRS or other tax authorities will not take positions contrary to those taken by us. We further believe that any taxes not covered by our income tax provision are not likely to have a material adverse impact on our consolidated financial position or liquidity, but may be material to the consolidated results of operations of a future period.

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

The cardiac rhythm management market is highly competitive. There are currently three principal suppliers in this market, including us, and our two principal competitors each have substantially more assets and sales than the Company. Rapid technological change in the CRM market is expected to continue, requiring us to invest heavily in R&D and to effectively market our products. Two trends began to emerge in the CRM market during 2002 and have continued into 2003. The first involved a shift of some traditional pacemaker patients to ICD devices and the second involved the increasing use of resynchronization devices in both the ICD and pacemaker markets. Our competitors in the CRM market have U.S. regulatory approval to market CRM devices with resynchronization features. We currently have both a cardiac resynchronization ICD and pacemaker product in U.S. clinical studies. If the approvals of these products are delayed or not received, our CRM sales could be adversely affected if the CRM market continues to shift towards products with cardiac resynchronization capabilities. We have experienced a modest decline in average selling prices for ICDs in the U.S. market during 2003.

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

We operate in an industry that is susceptible to significant product liability claims. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class. In addition, product liability claims may be asserted against us in the future relative to events that are not known to management at the present time. While it is not possible to predict the outcome of every claim, we believe that we have adequate product liability insurance to cover the costs associated with them, subject to our self-insured retentions. The product liability insurance market has changed dramatically since September 2001. Our self-insured retentions and insurance premiums have increased and are expected to increase further in the future. Our insurance program, as a result, has been designed to prevent a catastrophic loss. We further believe that any costs not covered by product liability insurance, including our self-insured deductible, are not likely to have a material adverse impact on our consolidated financial position or liquidity, but may be material to the consolidated results of operations of a future period.

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

FINANCIAL CONDITION

Our liquidity and cash flows remained strong during the first nine months of 2003. Cash provided by operating activities was $325.8 million for the nine months ended September 30, 2003, a $38.9 million increase over the same period one year ago due primarily to increased earnings. Our ratio of total current assets to total current liabilities was 3.1 to 1 at September 30, 2003, as compared with 3.0 to 1 at December 31, 2002.

At September 30, 2003, substantially all of our cash and equivalents were held by our non-U.S. subsidiaries. These funds are available for use by our U.S. operations; however, they would be subject to additional U.S. tax upon repatriation to the United States.

On April 1, 2003, we borrowed 24.6 billion Japanese yen, or approximately $208 million, under a short-term, unsecured bank credit agreement to partially finance the Getz Japan acquisition. These borrowings bore interest at an average rate of 0.58% per annum and were repaid in May 2003. In May 2003, we issued 7-year, 1.02% unsecured term notes totaling 20.9 billion yen, or $186.7 million at September 30, 2003. We also obtained a short-term, unsecured bank credit agreement which provides for borrowings of up to 3.8 billion yen. Proceeds from the issuance of the term notes and from borrowings under the short-term, bank credit agreement were used to repay the 24.6 billion yen of short-term bank borrowings. Outstanding borrowings under our short-term bank credit agreement were approximately 2.7 billion yen, or $24.5 million, at September 30, 2003. Borrowings under the short-term, bank credit agreement bear interest at the floating yen LIBOR rate plus 0.50% per annum and are due in May 2004.

On July 22, 2003, the Board of Directors authorized a share repurchase program of up to $500 million of our outstanding common stock and the establishment of a $500 million credit facility. The share repurchases could be made at the direction of management through transactions in the open market and/or privately negotiated transactions, including the use of options, futures, swaps and accelerated share repurchase contracts.

On August 7, 2003, we repurchased approximately 9.25 million shares, or about five percent of our outstanding common stock, for $500 million under a privately-negotiated transaction with an investment bank. The investment bank borrowed the 9.25 million shares to complete the transaction and purchased replacement shares in the open market over a three month period which ended November 7, 2003. We entered into a related accelerated stock buyback contract with the same investment bank which, in return for a separate payment to the investment bank, included a price-protection feature. The price-protection feature provided that if the investment bank’s per share purchase price of the replacement shares was lower than the initial share purchase price for the 9.25 million shares ($54.06), then the investment bank would, at our election, make a payment or deliver additional shares to us in the amount of the difference between the initial share purchase price and their replacement price, subject to a maximum amount. In addition, the price-protection feature provided that if the investment bank’s replacement price was greater than the initial share purchase price, we would not be required to make any further payments. On November 7, 2003, the investment bank completed its purchase of replacement shares. The market price of our shares during this replacement period exceeded the initial purchase price.

In July 2003, we obtained a $400 million short-term revolving credit facility to partially fund our $500 million share repurchase in August 2003. Borrowings under this facility bore interest at an average rate of 1.73% per annum and were repaid in September 2003. In September 2003, we obtained a $150 million unsecured, revolving credit facility that expires in September 2004 and a $350 million unsecured, revolving credit facility that expires in September 2008. These credit facilities bear interest at the LIBOR rate plus 0.625% and 0.60% per annum, respectively, subject to adjustment in the event of a change in our debt ratings. There were no outstanding borrowings under these credit facilities at September 30, 2003.

During September 2003, we began issuing short-term, unsecured commercial paper with maturities up to 270 days. Outstanding commercial paper borrowings totaled $261.2 million at September 30, 2003. These commercial paper borrowings are backed by our committed credit facilities and bear interest at varying market rates.

We classify all of our commercial paper borrowings as long-term on the balance sheet as we have the ability to repay any short-term maturity with available cash from our existing long-term, committed credit facility. We continually review our cash flow projections and may from time to time repay a portion of the borrowings.

The Company’s term notes, short-term, bank credit agreement and revolving credit facilities contain various restrictive covenants such as minimum financial ratios, limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. However, these agreements do not include provisions for the termination of the agreements or acceleration of repayment due to changes in the Company’s credit ratings.

On May 1, 2003, we made a $15 million minority investment in a development stage company that is focused on developing technologies to treat patients with atrial fibrillation. In conjunction with this investment, we also agreed to acquire the remaining ownership of the business in 2004 for an additional $185 million in cash, provided a number of specific clinical and regulatory milestones are achieved. We believe that our cash balances or borrowings available under our committed credit facilities will be sufficient to fund the 2004 cash payment if we complete the acquisition.

We have no off-balance sheet financing arrangements other than certain operating leases previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. With the acquisition of Getz Japan on April 1, 2003, we assumed numerous noncancelable operating lease arrangements for various facilities and equipment in Japan. The future minimum lease payments related to these lease agreements are approximately $3 million each year for years 2003 through 2007 and an aggregate of $15 million for all years thereafter. There have been no other significant changes in our operating lease obligations since December 31, 2002.

We believe that our existing cash balances, borrowings under our committed credit facilities and future cash generated from operations will be sufficient to meet our working capital and capital investment needs in the near term. Should suitable investment opportunities arise, we believe that our earnings, cash flows and balance sheet will permit us to obtain additional debt financing or equity capital, if necessary.

CAUTIONARY STATEMENTS

In this discussion and in other written or oral statements made from time to time, we have included and may include statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. These statements relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On April 1, 2003, we completed our acquisition of Getz Japan. In May 2003, we issued 7-year, 1.02% unsecured term notes totaling 20.9 billion yen to partially finance the acquisition purchase price. We also obtained a short-term, unsecured bank credit agreement that provides for borrowings of up to 3.8 billion yen expiring in May 2004.

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

During September 2003, we began issuing short-term, unsecured commercial paper that bears interest at varying market rates. To back these commercial paper borrowings, we also obtained two committed credit facilities that have variable interest rates tied to the LIBOR rate. A hypothetical 10% change in interest rates would not have a material impact on interest expense.

There have been no other material changes from December 31, 2002 in our market risk. For further information on market risk, refer to Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4.   CONTROLS AND PROCEDURES

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fiscal quarter ended September 30, 2003, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Silzone® Litigation: The Company has been sued by patients alleging defects in the Company’s mechanical heart valves and valve repair products with Silzone®coating. Some of these cases are seeking monitoring of patients implanted with Silzone®-coated valves and repair products who allege no injury to date. Some of these cases have been settled, some have been dismissed, and others are on-going. Some of these cases, both in the United States and Canada, are seeking class action status. The Company voluntarily recalled products with Silzone® coating on January 21, 2000, and sent a Recall Notice and Advisory concerning the recall to physicians and others.

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

Certain plaintiffs requested Judge Tunheim to allow some cases to proceed as class actions. Judge Tunheim issued a ruling on plaintiffs’ motions for class certification on March 27, 2003. In his ruling, Judge Tunheim certified one class of plaintiffs under the Minnesota Consumer statutes, conditionally certified a second class of plaintiffs (U.S. persons who have a Silzone heart valve which is still implanted) and conditionally certified a third class of plaintiffs (U.S. persons who received a Silzone heart valve and who allege that they have sustained physical injuries due to the valve). The Company believes that the ruling is inconsistent with the applicable laws and precedents and plans to pursue its appellate remedies.

The parties provided Judge Tunheim with additional briefing in response to his requests, and a hearing was held on October 14, 2003, on the “subclass” issues as requested by the Judge in his March 27, 2003 order. It is not known when Judge Tunheim will issue an order concerning the issues briefed for and argued at the October 14, 2003 hearing.

In the meantime, the cases involving Silzone® products not seeking class action status which are consolidated before Judge Tunheim are proceeding in accordance with the scheduling orders he has rendered. There are also other actions involving products with Silzone®coating in various state courts that may or may not be coordinated with the matters presently before Judge Tunheim.

Several lawsuits have been filed in Canada and are proceeding in accordance with separate schedules issued by the applicable provincial courts. A hearing concerning the certification of a class action in Ontario, Canada, occurred in June 2003, and, although the Court in Ontario,

Canada, has requested further briefing and input on related issues, the Court issued an order in October 2003 certifying a class action in Canada. The parties are awaiting further instructions from the Court as to when and how the further input requested by the Court will be supplied.

While it is not possible to predict the outcome of the various cases involving Silzone® products, the Company believes that it has adequate product liability insurance to cover the costs associated with them. The Company further believes that any costs not covered by product liability insurance are not likely to have a material adverse impact on the Company’s consolidated financial position or liquidity, but may be material to the consolidated results of operations of a future period.

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

In August 2002, Guidant commenced an appeal of certain of the trial judge’s post-trial decisions pertaining to the ‘288 patent. Guidant did not appeal the trial court’s finding of invalidity and non-infringement of the ‘472 patent. After the briefing for this appeal was completed, oral argument before the Court of Appeals occurred on September 4, 2003. The Company expects that it may take up to six to eight months to receive a decision from the Appellate Court, although it is possible that a decision could be rendered sooner. While it is not possible to predict the outcome of the appeal process, the Company believes that it has meritorious defenses against the claims asserted by Guidant and Guidant’s continued pursuit of this case.

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

Exhibit 4.1	Multi-Year $350,000,000 Credit Agreement, dated as of September 11, 2003, among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, the Bank of Tokyo-Mitsubishi, Ltd. and ABN Amro Bank N.V., as Co-Syndication Agents, Bank One, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the Other Lenders Party Hereto.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed a Form 8-K on July 16, 2003 to furnish pursuant to Item 12 our press release issued on July 16, 2003 to report earnings for the second quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.
November 11, 2003	/s/ JOHN C. HEINMILLER

DATE	JOHN C. HEINMILLER
Vice President – Finance
and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)