Form 10-K
period 2003-12-31
ST JUDE MEDICAL INC
filed 2004-03-15
CIK 203077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

__X__	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 OR

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File No. 0-8672
______________________________

ST. JUDE MEDICAL, INC.
 (Exact name of Registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Lillehei Plaza
St. Paul, Minnesota 55117
(Address of principal executive offices)

(651) 483-2000
(Registrant's telephone number, including area code)
______________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

(Title of class)	(Name of exchange on which registered)

Common Stock ($.10 par value)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
______________________________

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $10.6 billion at June 27, 2003 (the last trading day of the Registrant's most recently completed second fiscal quarter), when the closing sale price of such stock, as reported on the New York Stock Exchange, was $58.57 per share.

The Registrant had 175,022,856 shares of its $0.10 par value Common Stock outstanding as of March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2003, are incorporated by reference into Parts I and II. Portions of the Company's definitive proxy statement dated March 30, 2004, are incorporated by reference into Part III.

PART I

Item 1. BUSINESS

General

        St.Jude Medical, Inc., together with its subsidiaries (collectively St. Jude, St. Jude Medical or the Company) develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management (CRM), cardiac surgery (CS) and cardiology and vascular access (C/VA) therapy areas. The Company’s principal products in each of these therapy areas are follows:

CRM

o	bradycardia pacemaker systems (pacemakers),
o	tachycardia implantable cardioverter defibrillator systems (ICDs), and
o	electrophysiology (EP) catheters

CS

o	mechanical and tissue heart valves, and
o	valve repair products

C/VA

o	vascular closure devices,
o	angiography catheters,
o	guidewires, and
o	hemostasis introducers

        The Company markets and sells its products through both a direct sales force and independent distributors. The principal geographic markets for the Company’s products are the United States, Europe and Japan. St. Jude also sells its products in Canada, Latin America, Australia, New Zealand and the Asia-Pacific region.

        On April 1, 2003, the Company completed its acquisition of Getz Bros. Co., Ltd. (Getz Japan), a distributor of medical technology products in Japan and the Company’s largest volume distributor in Japan. The Company paid 26.9 billion Japanese Yen in cash to acquire 100% of the outstanding common stock of Getz Japan. Net consideration paid was $219.2 million, which includes closing costs less $12.0 million of cash acquired.

        On April 1, 2003, the Company also acquired the net assets of Getz Bros. & Co. (Aust) Pty. Limited and Medtel Pty. Limited related to the distribution of the Company’s products in Australia for $6.2 million in cash, including closing costs.

        In May 2003, the Company made a $15 million minority investment in Epicor Medical, Inc. (Epicor), a development stage company focused on developing products which use high intensity focused ultrasound (HIFU) to ablate cardiac tissue. In conjunction with this investment, the Company also agreed to acquire the remaining ownership of Epicor in 2004 for an additional $185 million in cash if Epicor receives approval from the U.S. Food and Drug Administration (FDA) by June 30, 2004 to begin marketing its device to ablate cardiac tissue and if Epicor achieves certain success criteria, as defined in the purchase agreement, in connection with its European clinical study. In addition, the Company has an option to purchase the remaining ownership of Epicor for $185 million even if FDA approval is not received and the success criteria are not achieved. This option to purchase Epicor expires on June 30, 2004.

        The Company has two reportable segments, the Cardiac Rhythm Management/Cardiac Surgery (CRM/CS) segment and the Daig segment, which focus on the development and manufacture of the Company’s products. The primary products produced by each segment are: CRM/CS — pacemaker and ICD systems, mechanical and tissue heart valves and other cardiac surgery products; Daig — electrophysiology catheters, vascular closure devices and other cardiology and vascular access products.

        The Company’s reportable segments include end customer revenues from the sale of products they each develop and manufacture. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end customers and operating expenses managed by each of the segments. Certain costs of goods sold and operating expenses managed by the Company’s selling and corporate functions are not included in segment operating profit. Consequently, segment operating profit presented below is not representative of the operating profit of the Company’s products in these segments.

        The following table presents certain financial information about the Company’s reportable segments (in thousands):

	CRM/CS	Daig	Other	Total

Fiscal Year Ended December 31, 2003
Net sales	$1,499,425	$366,433	$66,656	$1,932,514
Operating profit(a)	873,904	202,007	(619,966)	455,945
Total assets	639,724	147,270	1,769,100	2,556,094

Fiscal Year Ended December 31, 2002
Net sales	$1,305,750	$284,179	$–	$1,589,929
Operating profit(a)	713,341	149,592	(492,978)	369,955
Total assets	723,414	134,610	1,093,355	1,951,379

Fiscal Year Ended December 31, 2001(b)
Net sales	$1,135,833	$211,523	$–	$1,347,356
Operating profit(a)	583,030	105,947	(453,161)	235,816

(a)

Other operating profit includes certain costs of goods sold and operating expenses managed by the Company's selling and corporate functions. In fiscal year 2001, other also includes special charges and purchased in-process research and development charges.

(b)

During 2001, the Company completed a reorganization of its global sales activities, which resulted in changes to its internal management and financial reporting structure. Due to this restructuring, information relating to 2001 total assets has not been compiled as it is impracticable to do so.

        Net sales by class of similar products were as follows (in thousands):

Net Sales	2003	2002	2001

Cardiac rhythm management	$1,365,212	$1,147,489	$965,968
Cardiac surgery	270,933	250,957	248,045
Cardiology and vascular access	296,369	191,483	133,343

	$1,932,514	$1,589,929	$1,347,356

The following tables present certain geographical information (in thousands):

Net Sales (a)	2003	2002	2001

United States	$1,129,055	$1,042,766	$880,086
International
Europe	465,369	347,936	294,852
Japan	207,431	95,813	83,361
Other(b)	130,659	103,414	89,057

Total International	803,459	547,163	467,270

	$1,932,514	$1,589,929	$1,347,356

Long-Lived Assets (c)	2003	2002	2001

United States	$744,445	$674,119	$626,140
International
Europe	96,520	88,194	76,542
Japan	152,772	267	46
Other	70,020	62,213	61,215

Total International	319,312	150,674	137,803

	$1,063,757	$824,793	$763,943

(a)	Net sales are attributed to geographies based on location of the customer.
(b)	No one geographic market is greater than 2% of consolidated net sales.
(c)	Long-lived assets exclude deferred income taxes.

    St Jude was incorporated in Minnesota in 1976.

Principal Products

        Cardiac Rhythm Management: The Company’s pacemaker systems treat patients with hearts that beat too slowly, a condition known as bradycardia. Typically implanted pectorally, just below the collarbone, pacemakers monitor the heart’s rate and, when necessary, deliver low-level electrical impulses that stimulate an appropriate heartbeat. The pacemaker is connected to the heart by one or two leads that carry the electrical impulses to the heart and information from the heart back to the pacemaker. An external programmer enables the physician to retrieve diagnostic information from the pacemaker and reprogram the pacemaker in accordance with the patient’s changing needs. Single-chamber pacemakers stimulate only one chamber of the heart (atrium or ventricle), while dual-chamber devices can sense and pace in both the upper and lower chambers.

        St. Jude Medical’s current pacing products include the new Team ADx™ pacemakers, a group comprised of the Identity® ADx, Integrity® ADx, and Verity™ ADx families of devices. The Identity® DR and Identity® XL DR devices were approved by the FDA in March 2003, with the rest of the Team

ADx™ devices receiving FDA approval in May 2003. The Team ADx devices received European CE Marking in August 2003. The Identity® ADx family models maintain the therapeutic advancements of previous St. Jude Medical pacemakers, including the AF Suppression™ algorithm and the Beat-by-Beat™ AutoCapture™ Pacing System. This family offers new AT/AF arrhythmia diagnostics and dual-channel stored electrograms. The new Integrity® ADx devices also offer dual-channel stored electrograms. These features are designed to help physicians better manage pacemaker patients suffering from atrial fibrillation (AF)—the world’s most common cardiac arrhythmia.

        St. Jude Medical also offers the Identity®and Identity® µ (Micro) pacemakers with stored electrograms; and Integrity®and Integrity® µ (Micro) pacemaker models, which build on the Affinity®platform with its Beat-by-Beat™ AutoCapture™ Pacing System. Other pacing products include the Affinity®pacemakers; the Entity®family of pacemakers, containing the Omnisense® activity-based sensor; and the Tempo®pacemaker family, which uses fifth-generation Minute Ventilation sensor technology. These pacemaker families contain many advanced features and diagnostic capabilities to optimize cardiac therapy. All are small and physiologic in shape to enhance patient comfort. The Microny®II SR+ and Microny® K, the world’s smallest pacemakers, are single-chamber pacemakers available in the United States. Other single-chamber pacemakers, the Microny®SR+ and the Regency®pacemaker families, are also available outside the United States.

        The Identity® ADx, Integrity® ADx, Verity™ ADx, Identity®, Integrity®, Affinity®, Entity® and Regency® families of pacemakers, as well as the Microny® SR+ pacemaker, all offer the unique Beat-by-Beat™ AutoCapture™ Pacing System. The AutoCapture™ Pacing System enables the pacemaker to monitor every paced beat to verify that the heart has been stimulated (known as capture), deliver a back-up pulse in the event of noncapture, continuously measure threshold, and make adjustments in energy output to match changing patient needs. In addition, the Identity® ADx, Integrity® ADx, Identity® and Integrity® pacemakers include St. Jude Medical’s AF Suppression™ Algorithm, a therapy designed to suppress atrial fibrillation.

        Outside the United States, St. Jude Medical also markets low voltage device-based ventricular resynchronization systems designed for the treatment of HF and suppression of atrial fibrillation. These device systems include the Frontier™ 3x2 stimulation device, designed to enhance cardiac function by resynchronizing the contractions of the heart’s two ventricles, the Aescula™ and Quicksite™ LV pacing leads, and the Alliance™, Seal-Away™CS and Apeel™ Catheter Delivery Systems.

        St. Jude Medical’s current pacing leads include the Tendril® SDX (models 1688 and 1488), and Tendril® DX active-fixation lead families, and the IsoFlex™ S and Passive Plus DX passive-fixation lead families, all available worldwide. The Tendril® SDX model 1688T lead received European CE Marking and FDA approval in July 2003. The IsoFlex™ S lead received FDA approval in April 2003. All these lead families feature steroid elution, which helps suppress the body’s inflammatory response to a foreign object. The passive fixation Membrane® EX lead family is also currently available outside the United States.

        ICD systems treat patients with hearts that beat inappropriately fast, a condition known as tachycardia. ICDs monitor the heartbeat and deliver higher energy electrical impulses, or “shocks,” to terminate ventricular tachycardia (VT) and ventricular fibrillation (VF). In VT, the lower chambers of the heart contract at an abnormally rapid rate and typically deliver less blood to the body’s tissues and organs. VT can progress to VF, in which the heart beats so rapidly and erratically that it can no longer pump blood. Like pacemakers, ICDs are typically implanted pectorally, connected to the heart by leads, and programmed non-invasively.

        The Company’s full ICD product offering includes the Epic™+ VR/DR and Epic™ VR/DR ICDs, the Atlas®+ VR/DR and Atlas® VR/DR ICDs, Photon® µ (Micro) DR/VR ICD, Photon® DR ICD, and Contour® MD ICD. St. Jude Medical received FDA approval and European CE Marking of the Epic™+ VR/DR ICDs in April 2003, and FDA approval and European CE Marking of the Atlas®+ VR/DR ICDs in October 2003. The Epic™ ICD family devices are very small ICDs that deliver 30 joules of energy. The Atlas® ICD family devices offer high energy and small size without compromising charge times, longevity or feature set flexibility. The Epic™+ DR ICD and the Atlas®+ DR ICD both contain St. Jude Medical’s AF Suppression™ algorithm, which is clinically proven to reduce AF burden.

        The Company’s ICDs are used with the single- and dual-shock electrode Riata® defibrillation leads, dual-shock electrode SPL® leads, and single-shock electrode TVL® and TVL®-ADX (active fixation) transvenous leads. The Riata® single-shock electrode lead received European CE Marking in February 2003 and was FDA approved in March 2003. The Riata® leads are an advanced family of small-diameter, steroid-eluting, active or passive fixation defibrillation leads.

        In December 2003, St. Jude Medical announced that it filed with the FDA the final module in support of its pre-market approval (PMA) application for the following products: the Epic™ HF ICD, the Atlas®+ HF ICD, the Aescula™ 1055K left-heart lead and the QuickSite™ 1056K left-heart lead.  The Company currently anticipates FDA approval of these products during the second quarter of 2004. St. Jude received European CE Marking for the QuickSite™ left-ventricular lead in August 2003 and for its Atlas®+ HF ICD in October 2003. The Atlas®+ HF ICD offers 36 joules of delivered energy, and is designed to treat patients suffering from heart failure (HF) who are also at risk of dangerously fast heart rhythms. HF impairs the heart’s ability to pump blood efficiently, causing shortness of breath, fatigue, swelling and other debilitating symptoms.

        The Company’s pacemakers and ICDs interact with an external device referred to as a programmer. A programmer has two general functions. First, a programmer is used at the time of pacemaker and ICD implants to establish the initial therapeutic settings of these devices as determined by the physician. A programmer is also used for follow-up patient visits, which usually occur every three to 12 months, to download stored diagnostic information from the implanted devices and to verify appropriate therapeutic settings.

        Programmers are small and mobile, and are maintained predominantly by the Company's sales representatives at their homes and transported to the hospitals in their vehicles when either implants or follow-up visits are scheduled. In these cases, the Company's sales representatives are on site at the hospitals to assist the physicians and nurses or technicians in operating the programmers at the time of patient implants or follow-up visits. Programmers are alternatively stored at high-volume cardiac centers as a matter of convenience.

        Since the introduction of programmable pacemakers in about 1977, all pacemaker manufacturers, including the Company, have retained title to their programmers which are used by their field sales force or by physicians and nurses or technicians. Although the Company derives no direct revenue from the use of its programmers, new pacemakers and ICDs generally require the use of the Company’s programmer at the time of implant and follow-up.

        St. Jude’s Model 3510 universal pacemaker and ICD programmer is an easy-to-use programmer that supports the Company’s pacemakers and ICDs. The Model 3510 universal programmer allows the physician to utilize the diagnostic and therapeutic capabilities of the Company’s pacemakers and ICDs.

        Electrophysiology is the study of the electrical activity of the heart, which controls the heart rhythm. EP catheters are placed into the human body percutaneously (through the skin) to aid in the diagnosis and treatment of cardiac arrhythmias (abnormal heart rhythms). Between two and five EP catheters are generally used in each electrophysiology procedure. St. Jude’s EP catheters are available in multiple configurations.

        St. Jude’s Supreme™ and Response™ fixed-curve catheter product lines consist of mapping catheters for the diagnosis of various cardiac arrhythmias, including a line of 4 French Supreme™diagnostic catheters for standard mapping applications. St. Jude also offers Livewire™ and Reflexion™ steerable catheters with deflectable tips that are used in a wide variety of diagnostic and therapeutic EP procedures, including AF procedures. Finally, St. Jude offers Livewire TC™ ablation catheters used in therapeutic radio frequency (RF) ablation procedures.

        Cardiac Surgery: Heart valve replacement or repair may be necessary because the natural heart valve has deteriorated due to congenital defects or disease. Heart valves facilitate the one-way flow of blood in the heart and prevent significant backflow of blood into the heart and between the heart’s chambers. St. Jude offers both mechanical and tissue replacement heart valves and valve repair products. The St. Jude Medical® mechanical heart valve has been implanted in over 1.4 million patients worldwide. The SJM Regent™ mechanical heart valve was approved for sale in Europe in December 1999 and received FDA approval for U.S. market release in March 2002. In the United States, the Company markets the Toronto SPV® stentless tissue valve, which received FDA approval in 1997. Outside the United States, the Company markets the SJM Epic™ stented tissue heart valve, the SJM Biocor™ stented tissue valve, the Toronto SPV® stentless tissue valve and the Toronto Root™ tissue valve. The Toronto Root™ tissue valve is a stentless aortic root bioprosthesis used when aortic root disease accompanies valve disease. The Toronto Root™ tissue valve is currently in U.S. and Canadian clinical studies. The SJM Epic™ and SJM Biocor™ stented tissue heart valves are also currently in U.S. clinical studies. St. Jude anticipates FDA approval of the SJM Biocor™ tissue valve by the end of 2004.

        The Company also offers a line of heart valve repair products including the semi-rigid SJM® Séguin annuloplasty ring and the fully flexible SJM Tailor™ annuloplasty ring. Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral heart valves.

        In addition to prosthetic heart valves, St. Jude markets the Symmetry™ Bypass System Aortic Connector (the Aortic Connector), a suture-free device to facilitate coronary artery bypass graft aortic anastomoses. St. Jude began marketing this product in Western Europe in 2000, in the United States during May 2001, and in Japan during February 2002.

        Cardiology and Vascular Access: The Company produces specialized disposable cardiovascular devices, including vascular closure devices, angiography catheters, bipolar temporary pacing catheters, percutaneous catheter introducers and diagnostic guidewires.

        The Company’s vascular closure devices are used to close femoral artery puncture wounds following angioplasty, stenting and diagnostic procedures. St. Jude Medical’s newest vascular closure product, the Angio-Seal™ STS Plus, was launched globally in the third quarter of 2003. The Angio-Seal™ STS Plus model has incorporated improvements to the STS Platform device design to provide customers a device which provides optimal product performance, reliability and ease of use. The design changes include a newly designed arteriotomy locator that provides a smooth transition from locator to insertion sheath, newly positioned blood inlet holes that eliminate the insertion sheath tip from having to exit and re-enter the arteriotomy site and a new lock-in hub design. The design still incorporates many of the design features of the STS Platform, including the self-tightening suture, which eliminates the need for a post-placement spring, allowing for completion of the entire procedure in the catheterization lab. It also integrates the Secure-Cap™, which facilitates proper deployment through audible, tactile and visual confirmations during the closure process.

        Angiography catheters, such as St. Jude’s Spyglass™ angiography catheters, are used in coronary angiography procedures to obtain images of coronary arteries to identify structural cardiac diseases. St. Jude’s bipolar temporary pacing catheters are inserted percutaneously for temporary use (ranging from less than one hour to a maximum of one week) with external pacemakers to provide patient stabilization prior to implantation of a permanent pacemaker, following a heart attack, or during surgical procedures.

The Company produces and markets several designs of bipolar temporary pacing catheters, including its Pacel™ biopolar pacing catheters, which are available in both torque control and flow-directed models with a broad range of curve choices and electrode spacing options.

        Percutaneous catheter introducers are used to create passageways for cardiovascular catheters from outside the human body through the skin into a vein, artery or other location inside the body. St. Jude’s percutaneous catheter introducer products consist primarily of peel-away and non peel-away sheaths, sheaths with and without hemostasis valves, dilators, guidewires, repositioning sleeves and needles. These products are offered in a variety of sizes and packaging configurations. The UltimumTM EV introducer, launched in the third quarter of 2003, is the latest introducer offered from St. Jude Medical. These introducers are intended for use during endovascular Abdominal Aortic Aneurysm (AAA) repair procedures in the deployment of stent-graft devices. Diagnostic guidewires, such as St. Jude’s GuideRight™ and HydroSteer™ guidewires, are used in conjunction with percutaneous catheter introducers to aid in the introduction of intravascular catheters. St. Jude’s diagnostic guidewires are available in multiple lengths and incorporate a surface finish for lasting lubricity.

Suppliers

        St. Jude purchases raw materials and other products from numerous suppliers. The Company’s manufacturing requirements comply with the rules and regulations of the FDA, which mandates extensive testing and validation of materials prior to use in the Company’s products. St. Jude maintains a one to three year supply for a small number of sole-sourced inventory items used in certain cardiac surgery products where it would be difficult to quickly establish additional or replacement vendors due to these requirements. St. Jude has been advised periodically by some suppliers that they may terminate sales of products to customers that manufacture implantable medical devices in an effort to reduce their potential product liability exposure. Some of these suppliers have modified their positions and have indicated a willingness to temporarily continue to provide product until an alternative vendor or product can be qualified, or to reconsider the supply relationship. While the Company believes that alternative sources of raw materials are available and that there is sufficient lead time in which to qualify other sources, any supply interruption could have a material adverse effect on the Company’s ability to manufacture its products.

Competition

        The medical technology industry is highly competitive and is characterized by rapid product development and technological change. Within the medical technology industry, competitors range from small start-up companies to companies with significant resources. The Company’s customers consider many factors when choosing supplier partners, including product reliability, clinical outcomes, product availability, inventory consignment, price and product services provided by the manufacturer. St. Jude believes that it competes on the basis of all these factors. Market share can shift as a result of technological innovation, product recalls and product safety alerts and other business factors. As a result, the Company has a need to provide the highest quality products and services. St. Jude expects the competition to continue to increase with the use of tactics such as consigned inventory, bundled product sales and reduced pricing.

        St. Jude is one of the three principal manufacturers and suppliers in the global bradycardia pacemaker market, with strong bradycardia market share in all major developed geographies. The Company’s primary competitors in this market are Medtronic, Inc. and Guidant Corporation. St. Jude is also one of three principal manufacturers and suppliers in the highly competitive global ICD market. The Company’s other two competitors, Medtronic, Inc. and Guidant Corporation, account for more than 80% of the worldwide ICD sales. These two competitors are larger than St. Jude and have invested substantial amounts in ICD research and development.

        St. Jude is the world’s leading manufacturer and supplier in the mechanical heart valve market, which includes two other principal manufacturers and suppliers (Carbomedics (a Sorin Group company)

and ATS Medical, Inc.) and several smaller manufacturers. The Company also competes against two principal tissue heart valve manufacturers (Edwards Lifesciences Corporation and Medtronic, Inc.) and many other smaller manufacturers.

        The global cardiology and vascular access therapy area is growing and has numerous competitors. Over 70% of the Company’s sales in this area are from vascular closure devices. St. Jude currently holds the number one market position in the highly competitive vascular closure device market. Other vascular closure device competitors include Abbott Laboratories, Datascope Corp. and Vascular Solutions, Inc. We anticipate other large companies will enter this market in the coming years, which will likely increase competition.

Marketing

        The Company’s products are sold in more than 120 countries throughout the world. No distributor organization or single customer accounted for more than 10% of 2003, 2002 or 2001 consolidated net sales.

        In the United States, St. Jude sells directly to hospitals primarily through a direct sales force. In Europe, the Company has direct sales organizations selling in 15 countries. In Japan, the Company sells directly to hospitals through a direct sales force due to its acquisition of Getz Japan on April 1, 2003, and also continues to use longstanding independent distributor relationships. Throughout the rest of the world the Company uses a combination of independent distributors and direct sales forces.

        Group purchasing organizations (GPOs) and independent delivery networks (IDNs) in the United States continue to consolidate purchasing decisions for some of the Company’s hospital customers. The Company has contracts in place with many of these organizations. In some circumstances, the inability of the Company to obtain a contract with a GPO or IDN could adversely affect the Company’s efforts to sell its products to that organization’s hospitals.

        Payment terms worldwide are consistent with local country practices. In some developed markets and in many emerging markets, payment terms are typically longer than those in the United States. Orders are shipped as they are received and, therefore, no material backlog exists.

Seasonality

        The Company’s quarterly net sales are influenced by many factors, including new product introductions, acquisitions, regulatory approvals, patient holiday schedules and other factors. Net sales in the third quarter are typically lower than the other quarters of the year as a result of patient tendencies to defer, if possible, cardiac procedures during the summer months and from the seasonality of the U.S. and European markets, where summer vacation schedules normally result in fewer surgical procedures. Independent distributors may also place large orders that can distort the net sales patterns.

Research and Development

        The Company is focused on the development of new products and on improvements to existing products. Research and development expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of certain new products and processes and to maintain the highest quality standards with respect to existing products. The Company’s research and development expenses were $241.1 million (12.5% of net sales) in 2003, $200.3 million (12.6% of net sales) in 2002 and $164.1 million (12.2% of net sales) in 2001. Research and development expense for 2001 excludes $10 million of purchased in-process research and development charges relating to the acquisition of Vascular Science, Inc. in September 1999.

Government Regulation

        The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and foreign governmental authorities or their designated representatives. Under the U.S. Federal

Food, Drug and Cosmetic Act (FFDCA) and associated regulations, manufacturers of medical devices must comply with certain policies and procedures that regulate the composition, labeling, testing, manufacturing, packaging and distribution of medical devices. Medical devices are subject to different levels of government approval requirements. The most comprehensive level requires the completion of an FDA-approved clinical evaluation program and submission and approval of a PMA application before a device may be commercially marketed. The Company’s mechanical and tissue heart valves, ICDs, certain pacemakers and leads, and certain electrophysiology catheter applications are subject to this level of approval or as a supplement to a PMA. Other pacemakers and leads, annuloplasty ring products and other electrophysiology and cardiology products are currently marketed under the less rigorous 510(k) pre-market notification procedure of the FFDCA.

        In addition, the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized, and it has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA also conducts inspections prior to approval of a PMA to determine compliance with the quality system regulations that cover manufacturing and design. At any time after approval of a PMA or granting of a 510(k), the FDA may conduct periodic inspections to determine compliance with both quality system regulations and/or current medical device reporting regulations. If the FDA were to conclude that St. Jude is not in compliance with applicable laws or regulations, it could institute proceedings to detain or seize products, issue a recall, impose operating restrictions, assess civil penalties and recommend criminal prosecution to the U.S. Department of Justice. Furthermore, the FDA could proceed to ban a device, or request recall, repair, replacement or refund of the cost of any device previously manufactured or distributed.

        The FDA also regulates recordkeeping for medical devices and reviews hospital and manufacturers’ required reports of adverse experiences to identify potential problems with FDA- authorized devices. Regulatory actions may be taken by the FDA due to adverse experience reports.

        Diagnostic-related groups (DRG) reimbursement schedules regulate the amount the U.S. government, through the Centers for Medicare and Medicaid Services, will reimburse hospitals and doctors for the inpatient care of persons covered by Medicare. In response to rising Medicare and Medicaid costs, several legislative proposals are under consideration that would restrict future funding increases for these programs. Changes in current DRG reimbursement levels could have an adverse effect on the Company’s domestic pricing flexibility.

        Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of such information. In particular, in December 2000, the U.S. Department of Health and Human Services published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA privacy rule). This regulation was finalized in October 2002. The HIPAA privacy rule governs the use and disclosure of protected health information by “covered entities,” which are health care providers that submit electronic claims, health plans and health care clearinghouses. Other than to the extent the Company self-insures part of its employee health benefits plans, the HIPAA privacy rule affects the Company only indirectly. The Company’s policy is to maintain patients’ privacy and work with customers and business partners in their HIPAA compliance efforts.

        St. Jude’s international business is subject to medical device laws in individual countries outside the United States. These laws range from extensive device approval requirements in some countries for all or some of the Company’s products, to requests for data or certifications in other countries. Generally, international regulatory requirements are increasing. In the European Union, the regulatory systems have been consolidated, and approval to market in all European Union countries (represented by the CE Mark) can be obtained through one agency. In addition, initiatives to limit the growth of healthcare costs, including price regulation, are also underway in other countries in which we do business. Implementation of healthcare reforms in significant markets such as Japan, Germany and other countries may limit the price of, or the level at which reimbursement is provided for, our products.

        Some medical device regulatory agencies have begun considering whether to continue to permit the sale of medical devices that incorporate any bovine material because of concerns about Bovine Spongiform Encephalopathy (BSE), sometimes referred to as “mad cow disease.” It is believed that in some instances this disease has been transmitted to humans through the consumption of beef. There have been no reported cases of transmission of BSE through medical products. Some of the Company’s products (Angio-Seal™ and vascular grafts) use bovine collagen, which is derived from the bovine component scientifically rated as least likely to transmit the disease. Some of the Company’s tissue heart valves incorporate bovine pericardial material. The Company is cooperating with the regulatory agencies considering these issues.

Patents and Licenses

        The Company’s policy is to protect its intellectual property rights related to its medical devices. Where appropriate, St. Jude applies for U.S. and foreign patents. In those instances where the Company has acquired technology from third parties, it has sought to obtain rights of ownership to the technology through the acquisition of underlying patents or licenses.

        While the Company believes design, development, regulatory and marketing aspects of the medical device business represent the principal barriers to entry, it also recognizes that the Company’s patents and license rights may make it more difficult for competitors to market products similar to those produced by the Company. St. Jude can give no assurance that any of its patent rights, whether issued, subject to license, or in process, will not be circumvented or invalidated. Furthermore, there are numerous existing and pending patents on medical products and biomaterials. There can be no assurance that the Company’s existing or planned products do not or will not infringe such rights or that others will not claim such infringement. No assurance can be given that the Company will be able to prevent competitors from challenging the Company’s patents or entering markets currently served by the Company.

Insurance

        The Company operates in an industry that is susceptible to significant product liability claims. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class. In addition, product liability claims may be asserted against the Company in the future, relative to events that are not known to management at the present time. As a result of the catastrophic events of September 11, 2001, enormous losses were sustained by property and casualty insurers which substantially reduced their capacity and/or willingness to provide future insurance coverage. Consequently, since 2001 the Company’s product liability insurance premiums have increased over 450% and the total coverage has been reduced. The Company’s current product liability policy (for the period April 1, 2003 through March 31, 2004) provides $200 million of insurance coverage, with a $50 million deductible per occurrence. In light of the significant self-insured retention, St. Jude’s product liability insurance coverage is designed to help protect the Company against a catastrophic claim.

        California earthquake insurance is currently difficult to procure, extremely costly, and restrictive in terms of coverage. The Company’s earthquake and related business interruption insurance for its CRM operations located in Sylmar and Sunnyvale, California provides $25 million of insurance coverage, with a deductible equal to 5% of the total value of the facility and contents involved in the claim. Several factors preclude the Company from determining the effect an earthquake may have on its business. These factors include, but are not limited to, the severity and location of the earthquake, the extent of any damage to the Company’s manufacturing facilities, the impact of an earthquake on the Company’s California workforce and the infrastructure of the surrounding communities and the extent, if any, of damage to the Company’s inventory and work in process. While the Company’s exposure to significant losses from a California earthquake would be partially mitigated by its ability to manufacture some of its

CRM products at its Swedish manufacturing facility, the losses could have a material adverse effect on the Company for a period of time that cannot be predicted. The Company has expanded the manufacturing capabilities at its Swedish facility and has constructed a pacemaker component manufacturing facility in Arizona. In addition, the Company has moved significant finished goods inventory to locations outside California. These facilities and inventory transfers would further mitigate the adverse impact of a California earthquake.

Employees

        As of December 31, 2003, the Company had 7,391 full-time employees. St. Jude’s employees are not represented by any labor organizations, with the exception of the Company’s employees in Sweden and certain employees in France. St. Jude has never experienced a work stoppage as a result of labor disputes. The Company believes that its relationship with its employees is generally good.

International Operations

        The Company’s international business is subject to such special risks as currency exchange controls and fluctuations, the imposition or increase of import or export duties and surtaxes, and international credit, financial or political problems. Currency exchange rate fluctuations relative to the U.S. dollar can affect reported consolidated revenues and net earnings. The Company may hedge a portion of this exposure from time to time to reduce the effect of foreign currency rate fluctuations on net earnings. See the “Market Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” incorporated herein by reference from the Financial Report included in the Company’s 2003 Annual Report to Shareholders. Operations outside the United States also present complex tax and cash management issues that necessitate sophisticated analysis and diligent monitoring to meet the Company’s financial objectives.

Availability of SEC Reports

        The Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after they are filed or furnished to the Securities and Exchange Commission. Such reports are available on the Company’s website (http://www.sjm.com) under the Investor Relations section or can be obtained by contacting the Company’s Investor Relations group at 1.800.552.7664 or at St. Jude Medical, Inc., One Lillehei Plaza, St. Paul, Minnesota 55117. Information included on the Company’s website is not deemed to be incorporated into this Annual Report on Form 10-K.

Item 2. PROPERTIES

        St. Jude’s principal executive offices are located in St. Paul, Minnesota. These facilities are owned by the Company. Manufacturing facilities are located in California, Minnesota, Arizona, South Carolina, Canada, Brazil, Puerto Rico and Sweden. The Company owns approximately 54%, or 338,000 square feet, of its total manufacturing space. The remaining manufacturing space is leased.

        The Company also maintains sales and administrative offices in the United States at 18 locations in 10 states and outside the United States at 68 locations in 25 countries. With the exception of two locations, all of these locations are leased.

        In management’s opinion, all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations. The Company believes that it has sufficient space for its current operations and for foreseeable expansion in the next few years.

Item 3. LEGAL PROCEEDINGS

        Silzone® Litigation: In July 1997, the Company began marketing mechanical heart valves which incorporated a Silzone® coating. The Company later began marketing heart valve repair products incorporating a Silzone® coating. The Silzone® coating was intended to reduce the risk of endocarditis, a bacterial infection affecting heart tissue, which is associated with replacement heart valves.

        In January 2000, the Company voluntarily recalled all field inventories of Silzone® devices after receiving information from a clinical study that patients with a Silzone® valve had a small, but statistically significant, increased incidence of explant due to paravalvular leak compared to patients in that clinical study with non-Silzone® heart valves.

        Subsequent to the Company’s voluntary recall, the Company has been sued in the United States, Canada, and United Kingdom by some patients who received a Silzone® device. Some of these claims allege bodily injuries as a result of an explant or other complications, which they attribute to the Silzone® devices. Others, who have not had their device explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. Some of these cases have been settled, some have been dismissed and others are on-going. Some of these cases, both in the United States and Canada, are seeking class action status. A summary of the number of Silzone® cases by jurisdiction as of January 26, 2004 follows:

U.S. Cases

o	Multi-District Litigation (“MDL”) and federal district court in Minnesota:

o

Eight original class action complaints have been consolidated into one case seeking certification of two separate classes. The first complaint seeking class action status was served upon the Company on April 27, 2000 and all eight original complaints seeking class action status were consolidated into one case on October 22, 2001. One proposed class in the consolidated complaint seeks injunctive relief in the form of medical monitoring. A second class in the consolidated complaint seeks an unspecified amount of money damages.

o

39 individual cases have been filed. The first individual complaint that was transferred to the MDL court was served upon the Company on November 28, 2000, and the most recent individual complaint that was transferred to the MDL court was served upon the Company on June 27, 2003. The complaints in these cases each request damages ranging from an unspecified amount to $120.5 million.

o

25 individual state court suits involving 42 patients have been filed. Cases are venued in the following states: California, Florida, Illinois, Minnesota, Nevada, New York, South Carolina, Tennessee and Texas. The first individual state court complaint was served upon the Company on March 1, 2000 and the most recent individual state court complaint was served upon the Company on November 24, 2003. The complaints in these cases each request damages ranging from an unspecified amount to $70,000.

o

Two cases involving 70 patients were dismissed in Texas by the trial court on April 25, 2002 and February 14, 2003, respectively; the plaintiffs in these two cases have appealed. The first of these cases were served on the Company on October 29, 2001, and the second case was served upon the Company on November 8, 2002. The complaints in these cases request damages in an unspecified amount.

Non-U.S. Cases

Canada:

o

 Four class action cases involving five named plaintiffs are pending (cases are venued in the provinces of British Columbia, Ontario and Quebec); in one case, class action status has been granted by the court. The first complaint in Canada was served upon the Company on August 18, 2000, and the most recent Canadian complaint was served upon the Company on December 12, 2002. The complaints in these cases each request damages ranging from 1.5 million to 500 million Canadian dollars.

UK:

o

 One case involving one plaintiff has been filed. This complaint was filed on August 28, 2003, but has yet to be served upon the Company. The complaint in this case requests damages of an unspecified amount.

        The Silzone® litigation reserves established by the Company are not based on the amount of the claims because, based on our experience in these types of cases, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed by the plaintiffs and is often significantly less than the amount claimed by plaintiffs.

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

        Certain plaintiffs requested Judge Tunheim to allow some cases to proceed as class actions. Judge Tunheim issued a ruling on plaintiffs’ motions for class certification on March 27, 2003. In his ruling, Judge Tunheim certified one class of plaintiffs under the Minnesota consumer statutes.

        On January 5, 2004, Judge Tunheim ruled on two motions brought by the Company in the Silzone® class action litigation pending in federal district court in Minnesota. In one order, Judge Tunheim ruled on the ability of certain claims to proceed as class actions. He declined to grant class action status to personal injury claims. He also granted class action status to medical monitoring claims of patients from 13 states and the District of Columbia where the law permits a certain type of medical monitoring claim, and yet invited further briefing on exactly which states fall into this category and how a class involving such claims would proceed.

        Judge Tunheim also ruled against the Company in a separate order on the issue of preemption and held that the plaintiff’s causes of action were not preempted by the U.S. Food and Drug Act. The Company is reviewing its options for the appeal of this decision.

        In the meantime, the cases involving Silzone® products not seeking class action status which are consolidated before Judge Tunheim are proceeding in accordance with the scheduling orders he has rendered. There are also other actions involving products with Silzone® coating in various state courts that may or may not be coordinated with the matters presently before Judge Tunheim.

        On January 16, 2004, the court in Ontario, Canada certified a class of Silzone® patients in a class action suit against the Company.

        The Company is not aware of any unasserted claims related to Silzone® devices.

        Company management believes that the final resolution of the Silzone® cases will take several years. At this time, management cannot reasonably estimate the time frame in which any potential settlements or judgments would be paid out. The Company accrues for contingent losses when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone® devices, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered (see Note 7 to the Consolidated Financial Statements). The Company has not accrued for any amounts associated with probable settlements or judgments because management cannot reasonably estimate such amounts. However, management believes that no significant claims will ultimately be allowed to proceed as class actions in the United States and, therefore, that all settlements and judgments will be covered under the Company’s remaining product liability insurance coverage (approximately $170 million at December 31, 2003), subject to the insurance companies’ performance under the policies (see Note 7 to the Consolidated Financial Statements for further discussion on the Company’s insurance carriers). As such, management believes that any costs (the material components of which are settlements, judgments and legal fees) not covered by its product liability insurance policies or existing reserves will not have a material adverse effect on the Company’s statement of financial position or liquidity, although such costs may be material to the Company’s consolidated results of operations of a future period.

        Guidant 1996 Patent Litigation: In November 1996, Guidant Corporation (“Guidant”) sued St. Jude Medical in federal district court for the Southern District of Indiana alleging that the Company did not have a license to certain patents controlled by Guidant covering ICD products and alleging that the Company was infringing those patents. St. Jude Medical’s contention was that it had obtained a license from Guidant to the patents in issue when it acquired certain assets of Telectronics in November 1996. In July 2000, an arbitrator rejected St. Jude Medical’s position, and in May 2001, a federal district court judge also ruled that the Guidant patent license with Telectronics had not transferred to St. Jude Medical.

        Guidant’s suit originally alleged infringement of four patents by St. Jude Medical. Guidant later dismissed its claim on one patent and a court ruled that a second patent was invalid. This determination of invalidity was appealed by Guidant, and the Court of Appeals upheld the lower court’s invalidity determination. In a jury trial involving the two remaining patents (the ‘288 and ‘472 patents), the jury found that these patents were valid and that St. Jude Medical did not infringe the ‘288 patent. The jury also found that the Company did infringe the ‘472 patent, though such infringement was not willful. The jury awarded damages of $140 million to Guidant. In post-trial rulings, however, the judge overseeing the jury trial ruled that the ‘472 patent was invalid and also was not infringed by St. Jude Medical, thereby eliminating the $140 million verdict against the Company. The trial court also made other rulings as part of the post-trial order, including a ruling that the ‘288 patent was invalid on several grounds.

        In August 2002, Guidant commenced an appeal of certain of the trial judge’s post-trial decisions pertaining to the ‘288 patent. Guidant did not appeal the trial court’s finding of invalidity and non-infringement of the ‘472 patent. As part of its appeal, Guidant requested that the monetary damages awarded by the jury pertaining to the ‘472 patent ($140 million) be transferred to the ‘288 patent infringement claim. The Company maintains that such a request is not supported by the facts or law. After the briefing for this appeal was completed, oral argument before the Court of Appeals occurred on September 4, 2003. The Company expects that the Appellate Court will issue a decision concerning Guidant’s appeal sometime later in 2004. While it is not possible to predict the outcome of the appeal process, the Company believes the decision of the trial court in its post-trial rulings, which is publicly available, was correct.

        The ‘288 patent expired in December 2003. Accordingly, the final outcome of the appeal process cannot involve an injunction precluding the Company from selling ICD products in the future. Sales of the Company’s ICD products which Guidant asserts infringed the ‘288 patent were approximately 18%, 16% and 13% of the Company’s consolidated net sales during the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

        The Company has not accrued any amounts for losses related to the Guidant 1996 patent litigation. Although the Company believes that the assertions and claims in these matters are without merit, potential losses arising from this litigation are possible, but not estimable, at this time. The range of such losses could be material to the operations, financial position and liquidity of the Company.

        Guidant 2004 Patent Litigation: In February 2004, Guidant sued the Company in federal district court in Delaware alleging that the Company’s Epic™ HF ICD, Atlas®+ HF ICD and Frontier™ device infringe U.S Patent No. RE 38,119E (the ‘119 patent). Guidant also sued the Company in February 2004 alleging that the Company’s QuickSite™ 1056K pacing lead infringes U.S. Patent No. 5,755,766 (the ‘766 patent). This second suit was initiated in federal district court in Minnesota. Guidant is seeking an injunction against the manufacture and sale of these devices by the Company in the United States and compensation for what it claims are infringing sales of these products up through the effective date of the injunction. Sales of the above St. Jude Medical devices in the United States were not material during fiscal years 2003, 2002 and 2001, although it is anticipated that once FDA approval is received, sales of these devices could become material in the future. The Company has not submitted a substantive response to Guidant's claims at this time. Another competitor of the Company, Medtronic, Inc., which has a license to the ‘119 patent, is contending in a separate lawsuit with Guidant that the ‘119 patent is invalid.

        The Company has not accrued any amounts for losses related to the Guidant 2004 patent litigation. Potential losses arising from this litigation are possible, but not estimable, at this time. The range of such losses could be material to the operations, financial position and liquidity of the Company.

         Symmetry™ Litigation: The Company has been sued in six cases in the United States alleging that its Symmetry™ Bypass System Aortic Connector (Symmetry™ device) caused bodily injury or might cause bodily injury. The first such suit as filed against the Company on August 5, 2003, in federal district court for the Western District of Tennessee, and the most recently initiated case was served upon the Company on January 28, 2004. The six cases are venued in state court in Minnesota, federal court for the District of Minnesota, federal court in the Western District of Tennessee and federal court for the Northern District of Illinois. Each of the complaints in these cases request damages ranging from an unspecified amount to $100,000. Three of the six cases are seeking class-action status. One of the cases seeking class-action status has been dismissed but the dismissal is being appealed by the plaintiff. The Company believes that those cases seeking class-action status will request damages for injuries and monitoring costs.

        The Company’s Symmetry™ device was cleared through a 510(K) submission to the FDA, and therefore, is not eligible for the defense under the doctrine of federal preemption that such suits are prohibited. Given the Company’s self-insured retention levels under its product liability insurance policies, the Company expects that it will be solely responsible for these lawsuits, including any costs of defense, settlements and judgments. Company management believes that class action status is not appropriate for the claims asserted based on existing facts and case law. Discovery is in the very early stages in these cases.

        The Company has not accrued any amounts for losses related to the Symmetry™ litigation. Potential losses arising from this litigation are possible, but not estimable, at this time. The range of such losses could be material to the operations, financial position and liquidity of the Company. At this time, Company management cannot reasonably estimate the time frame in which this litigation will be resolved, including when potential settlements or judgments would be paid out, if any.

        Other Litigation Matters: The Company is involved in various other product liability lawsuits, claims and proceedings that arise in the ordinary course of business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position*

Terry L. Shepherd **	51	Chairman (2002) and Chief Executive Officer (1999)

Daniel J. Starks **	49	President and Chief Operating Officer (2001)

David W. Adinolfi	48	President, Daig (2001)

Michael J. Coyle	41	President, Cardiac Rhythm Management (2001)

Peter L. Gove	56	Vice President, Corporate Relations (1994)

John C. Heinmiller	49	Vice President, Finance, Chief Financial Officer and Treasurer (1998)

Jeri L. Lose	46	Vice President, Information Technology (1999) and Chief Information Officer (2000)

Joseph H. McCullough	54	President, International (2001)

Thomas R. Northenscold	46	Vice President, Administration (2003)

Kevin T. O'Malley	52	Vice President, General Counsel and Secretary (1994)

Michael T. Rousseau	48	President, U.S. Sales (2001)

Jane J. Song	41	President, Cardiac Surgery (2002)

_________________

*	Dates in parentheses indicate year during which each named executive officer began serving in such capacity.

**

 Mr. Shepherd will retire as Chief Executive Officer of the Company and Chairman of the Board of Directors in May 2004. He will be succeeded by the Company’s President and Chief Operating Officer, Mr. Starks.

        Executive officers serve at the pleasure of the Board of Directors.

        Mr. Shepherd joined the Company in 1994 as President of Cardiac Surgery. In May 1999, he was appointed President and Chief Executive Officer of St. Jude, and since February 2001 he has been the Company’s Chief Executive Officer. Mr. Shepherd has also served on St. Jude’s Board of Directors since May 1999, and in May 2002 was elected Chairman of the Board of Directors.

        Mr. Starks joined St. Jude in 1996 as a result of the Company’s acquisition of Daig Corporation, where he continued as Chief Executive Officer. In 1997, he was also appointed Chief Executive Officer of Cardiac Rhythm Management, and in April 1998 also became President of Cardiac Rhythm Management. He was appointed President and Chief Operating Officer of St. Jude in February 2001. Mr. Starks has also served on the Company’s Board of Directors since 1996. Mr. Starks serves on the Board of Directors of Urologix, Inc.

        Mr. Adinolfi joined St. Jude in 1994 as a result of the Company’s acquisition of Pacesetter, Inc. He served as Vice President, CRM Global Product Planning and Identification from June 1996 to March 1998. In April 1998, he became Senior Vice President, CRM Global Marketing, and in March 1999 became Senior Vice President of CRM Product Portfolio Management. In February 2001, Mr. Adinolfi was appointed President of Daig. Prior to joining Pacesetter in 1989 as Director of Marketing, Mr. Adinolfi worked for Cordis Corporation and Telectronics, Inc., both medical technology companies, in a variety of marketing, sales and management positions.

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

        Mr. Heinmiller joined the Company in May 1998 as Vice President of Corporate Business Development. In September 1998 he was appointed Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Heinmiller was president of F3 Corporation, a privately held asset management company, from 1997 to 1998, and was Vice President of Finance and Administration for Daig Corporation from 1995 to 1997. Mr. Heinmiller is also a former audit partner in the Minneapolis office of Grant Thornton LLP, a national public accounting firm. Mr. Heinmiller serves on the Board of Directors of Lifecore Biomedical, Inc.

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

        Mr. McCullough joined St. Jude in 1994 as a CRM Regional Sales Director. He became Director of CRM Marketing in 1996 and was named Vice President of CRM Marketing in January 1997. In December 1997, Mr. McCullough was appointed CRM Business Unit Director. He became Vice President, CRM Europe and Managing Director of the Company’s manufacturing operations in Veddesta, Sweden in January 1999, and Senior Vice President, CRM Europe in August 1999. He was named President, International in July 2001. Prior to joining the Company, Mr. McCullough worked for several medical technology companies for more than 20 years.

        Mr. Northenscold joined St. Jude in 2001 as Vice President, Finance and Administration of Daig. On March 3, 2003, he was appointed Vice President, Administration. Prior to joining the Company, Mr. Northenscold worked at PPT Vision, Inc., an industrial technology and automation company, where he served as Chief Financial Officer from February 1995 to January 1999, and Division General Manager from January 1999 to September 2001. Prior to 1995, Mr. Northenscold worked for Cardiac Pacemakers, Inc., a medical technology company that is now part of Guidant Corporation, in various finance and operations positions.

        Mr. O’Malley joined the Company in 1994 as Vice President and General Counsel. Since December 1996, he has also served as the Company’s Corporate Secretary. Prior to joining St. Jude, Mr. O’Malley was employed by Eli Lilly & Company, a pharmaceutical products company, for 15 years in various positions, including General Counsel of the Medical Device and Diagnostics Division.

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

        Ms. Song joined St. Jude in 1998 as Senior Vice President, CRM Operations. In May 2002 she was appointed President, Cardiac Surgery. Prior to joining the Company, Ms. Song was employed by Perkin Elmer (formerly EG&G, Inc.), a global technology company, from 1992 to 1998 where she held executive positions in global operations and business development. Prior to her tenure at Perkin Elmer, she was employed by Coopers & Lybrand LLP, an international public accounting firm, and Texas Instruments Inc., a global semiconductor company.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

        The information set forth under the captions “Dividends” and “Stock Exchange Listings” in the Financial Report included in the Company’s 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

        The information set forth under the caption “Five-Year Summary Financial Data” in the Financial Report included in the Company’s 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

        The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Financial Report included in the Company’s 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information appearing under the caption “Market Risk” in the Financial Report included in the Company’s 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of the Company and Report of Independent Auditors set forth in the Financial Report included in the Company’s 2003 Annual Report to Shareholders are incorporated herein by reference:

Report of Independent Auditors

Consolidated Statements of Earnings – Fiscal Years ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets – December 31, 2003 and 2002

Consolidated Statements of Shareholders’ Equity – Fiscal Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows – Fiscal Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

      None.

Item 9A. CONTROLS AND PROCEDURES

        As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        During the fiscal quarter ended December 31, 2003, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under the captions “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Financial Experts” in the Company’s definitive proxy statement dated March 30, 2004, is incorporated herein by reference. Information on executive officers under Item 4A of this Form 10-K is incorporated herein by reference.

        The Company has adopted a Code of Business Conduct for its Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other employees. The Company has made its Code of Business Conduct available on its website (http://www.sjm.com) under the Company Information section “About Us.” The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Business Conduct by posting such information on its website at the address and location specified above.

        The Company has also made available on its website its Principles of Corporate Governance and the charters for each Committee of its Board of Directors. Such materials are also available in print to any shareholder who submits a request to St. Jude Medical, Inc., One Lillehei Plaza, St. Paul, MN 55117, Attention: Corporate Secretary.

        Information included on the Company’s website is not deemed to be incorporated into this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

        The information set forth under the caption “Executive Compensation” in the Company’s definitive proxy statement dated March 30, 2004, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under the caption “Share Ownership of Management and Directors and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Company’s definitive proxy statement dated March 30, 2004, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the caption “Related Party Transactions” in the Company’s definitive Proxy Statement dated March 30, 2004, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information set forth under the caption “Proposal to Ratify the Appointment of Auditors – Independent Accountant’s Fees” in the Company’s definitive proxy statement dated March 30, 2004, is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K

(a)	List of documents filed as part of this Report

(1)	Financial Statements

The following Consolidated Financial Statements of the Company and Report of Independent Auditors as set forth in the Financial Report included in the Company’s 2003 Annual Report to Shareholders are incorporated herein by reference from Exhibit 13 attached hereto:

Report of Independent Auditors

Consolidated Statements of Earnings – Fiscal Years ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets — December 31, 2003 and 2002

Consolidated Statements of Shareholders’ Equity – Fiscal Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows – Fiscal Years ended December 31, 2003, 2002 and 2001

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

    Exhibit                                   Exhibit Index
----------------    -------------------------------------------------------------------
      2.1           Stock Purchase  Agreement  among St. Jude Medical,  Inc., St. Jude
                    Medical   Japan   K.K.,   Getz  Bros.   &  Co.   Zug  Inc.,   Getz
                    International,  Inc. and Muller & Phipps  (Japan) Ltd. dated as of
                    September 17, 2002 (USA). #

      2.2           Amendment,  dated as of  February  20,  2003,  to  Stock  Purchase
                    Agreement  among St. Jude  Medical,  Inc.,  St. Jude Medical Japan
                    K.K.,  Getz Bros.  & Co. Zug Inc.,  Getz  International,  Inc. and
                    Muller &  Phipps  (Japan)  Ltd.  dated as of  September  17,  2002
                    (USA). #

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

      4.3           Multi-Year  $350,000,000  Credit Agreement,  dated as of September
                    11, 2003, among St. Jude Medical,  Inc., as the Borrower,  Bank of
                    America,  N.A., as  Administrative  Agent,  L/C Issuer and Lender,
                    the Bank of  Tokyo-Mitsubishi,  Ltd.  and ABN Amro Bank  N.V.,  as
                    Co-Syndication  Agents,  Bank  One,  N.A.  and Wells  Fargo  Bank,
                    National  Association,  as Co-Documentation  Agents, and the Other
                    Lenders  Party Hereto is  incorporated  by reference  from Exhibit
                    4.1 of the  Company's  Quarterly  Report  on  Form  10-Q  for  the
                    quarter ended September 30, 2003.

     10.1           Form of  Indemnification  Agreement  that the  Company has entered into with  officers  and  directors is  incorporated  by reference from Exhibit  10(d) of the  Company's  Annual  Report on Form 10-K
                    for the year ended December 31, 1986. *

     10.2           St. Jude Medical,  Inc. Management Incentive  Compensation Plan is
                    incorporated  by  reference  from  Exhibit  10.2 of the  Company's
                    Annual Report on Form 10-K for the year ended  December 31, 2001.*

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

    10.8            St.  Jude  Medical,  Inc.  2000  Stock  Plan  is  incorporated  by reference  from Exhibit  10.9 of the  Company's  Annual  Report on
                    Form 10-K for the year ended December 31, 2001. *

    10.9            St. Jude Medical,  Inc. 2000 Employee Stock Purchase  Savings Plan
                    is  incorporated  by reference from Exhibit 10.10 of the Company's
                    Annual Report on Form 10-K for the year ended  December 31, 2001.*

    10.10           Amended and Restated  Employment  Agreement  dated as of March 25,
                    2001,  between the Company and Daniel J. Starks is incorporated by reference  from Exhibit  10.17 of the  Company's  Annual Report on
                    Form 10-K for the year ended December 31, 2000. *

   10.11            Form of  Severance  Agreement  that the Company  has entered  into with officers  relating to severance  matters in connection with a change in control is  incorporated by reference from Exhibit 10.18 of the  Company's  Annual  Report on Form 10-K for the year  ended
                    December 31, 2000. *

   10.12            Amended and Restated  Employment  Agreement  dated as of March 25,
                    2001,  between the Company and Terry L.  Shepherd is  incorporated by reference from Exhibit 10.19 of the Company's  Annual Report on
                    Form 10-K for the year ended December 31, 2000. *

   10.13            St.  Jude  Medical,   Inc.   2002  Stock  Plan,  as  Amended,   is
                    incorporated  by  reference  from Exhibit  10.14 of the  Company's
                    Quarterly  Report  on Form  10-Q for the  quarter  ended  June 30,
                    2002. *

      13            Portions of the Company's 2003 Annual Report to Shareholders.  #

      21            Subsidiaries of the Registrant. #

      23            Consent of Independent Auditors. #

      24            Power of Attorney. #

     31.1           Certification  of Chief Executive  Officer Pursuant to Section 302
                    of the Sarbanes-Oxley Act of 2002. #

     31.2           Certification  of Chief Financial  Officer Pursuant to Section 302
                    of the Sarbanes-Oxley Act of 2002. #

     32.1           Certification  of Chief Executive  Officer Pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002. #

     32.2           Certification  of Chief Financial  Officer Pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002. #

_________________

* Management contract or compensatory plan or arrangement. # Filed as an exhibit to this Annual Report on Form 10-K.

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2003:

The Company filed a Form 8-K on October 15, 2003 to furnish pursuant to Item 12 its press release issued on October 15, 2003 to report earnings for the third quarter of 2003.

        The Company also filed a Form 8-K on December 10, 2003 to announce that the Company’s Chief Executive Officer and Chairman of the Board of Directors, Terry L. Shepherd, will retire in May 2004. Daniel J. Starks, President and Chief Operating Officer, will succeed Mr. Shepherd as Chief Executive Officer and Chairman.

(c)	Exhibits: Reference is made to Item 15(a)(3).

(d)	Schedules:

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions		Deductions

Description	Balance at Beginning of Year	Charged to Expense	Other (1)	Write-offs (2)	Other (1)	Balance at End of Year

Allowance for doubtful accounts
Fiscal Year Ended:
December 31, 2003	$24,078	$5,497	$4,564	$(2,234)	$–	$31,905
December 31, 2002	17,210	9,188	1,752	(4,072)	–	24,078
December 31, 2001	13,831	6,468	–	(2,738)	(351)	17,210

(1)

 In 2003, $3,622 of this amount represents the balance recorded as part of our 2003 acquisition of Getz Japan, and the remainder represents the effects of changes in foreign currency translation. In 2002 and 2001, all amounts represent the effects of changes in foreign currency translation.

(2)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JUDE MEDICAL, INC.

Date: March 12, 2004	By /s/ TERRY L. SHEPHERD
Terry L. Shepherd
Chairman and Chief Executive Officer
(Principal Executive Officer)

By /s/ JOHN C. HEINMILLER
John C. Heinmiller
Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 12th day of March, 2004.

/s/ TERRY L. SHEPHERD	Director
Terry L. Shepherd
/s/ KEVIN T. O’MALLEY	Directors
Kevin T. O’Malley

as attorney-in-fact for:
Richard R. Devenuti,
Stuart M. Essig,
Thomas H. Garrett III,
Michael A. Rocca,
Daniel J. Starks,
David A. Thompson,
Stefan K. Widensohler,
Wendy L. Yarno, and
Frank C-P Yin