Form 10-Q
period 2004-03-31
ST JUDE MEDICAL INC
filed 2004-05-10
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004 OR
___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .

Commission File Number: 0-8672

ST. JUDE MEDICAL, INC.
(Exact name of Registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1276891 (IRS Employer Identification No.)
One Lillehei Plaza St. Paul, Minnesota 55117 (Address of principal executive offices)	(651) 483-2000 (Registrant’s telephone number, including area code)

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

The number of shares of common stock, par value $.10 per share, outstanding on April 30, 2004 was 176,162,244.

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

Three Months Ended March 31,	2004	2003

Net sales	$548,576	$441,384
Cost of sales	164,245	139,464

Gross profit	384,331	301,920
Selling, general and administrative expense	187,549	139,084
Research and development expense	65,580	55,942

Operating profit	131,202	106,894
Other income (expense)	(815)	1,197

Earnings before income taxes	130,387	108,091
Income tax expense	34,683	28,104

Net earnings	$95,704	$79,987

Net earnings per share:
Basic	$0.55	$0.45
Diluted	$0.52	$0.43
Weighted average shares outstanding:
Basic	174,587	178,888
Diluted	184,122	186,326

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2004 (Unaudited)	December 31, 2003 (See Note)

ASSETS
Current assets
Cash and equivalents	$486,620	$461,253
Accounts receivable, less allowance for doubtful accounts of $34,318 in 2004 and $31,905 in 2003	533,875	501,759
Inventories	307,628	311,761
Deferred income taxes	113,954	112,376
Other	84,710	105,188

Total current assets	1,526,787	1,492,337
Property, plant and equipment - at cost	762,872	751,095
Less accumulated depreciation	(462,499)	(449,442)

Net property, plant and equipment	300,373	301,653
Other assets
Goodwill	408,505	407,013
Other intangible assets, net	157,721	154,404
Other	223,756	200,687

Total other assets	789,982	762,104

TOTAL ASSETS	$2,617,142	$2,556,094

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt	$6,718	$12,115
Accounts payable	113,931	128,206
Income taxes payable	52,182	72,376
Accrued expenses
Employee compensation and related benefits	173,700	190,152
Other	116,395	107,466

Total current liabilities	462,926	510,315
Long-term debt	277,096	351,813
Deferred income taxes	96,693	89,719
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock	—	—
Common stock (175,499,908 and 173,014,167 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively)	17,550	17,301
Additional paid-in capital	129,464	35,627
Retained earnings	1,640,203	1,544,499
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(15,828)	(4,246)
Unrealized gain on available-for-sale securities	9,038	11,066

Total shareholders’ equity	1,780,427	1,604,247

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,617,142	$2,556,094

NOTE: The balance sheet at December 31, 2003 has been derived from the Company’s audited financial statements. See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Three Months Ended March 31,	2004	2003

Operating Activities
Net earnings	$95,704	$79,987
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	15,717	14,796
Amortization	3,750	1,757
Deferred income taxes	6,924	9,882
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(34,174)	(19,171)
Inventories	(1,100)	(4,522)
Other current assets	15,296	(1,075)
Accounts payable and accrued expenses	(22,810)	(16,172)
Income taxes payable	23,954	19,853

Net cash provided by operating activities	103,261	85,335

Investing Activities
Purchase of property, plant and equipment	(16,397)	(8,174)
Business acquisition payments, net of cash acquired	(5,092)	—
Other	(17,672)	(14,511)

Net cash used in investing activities	(39,161)	(22,685)
Financing Activities
Proceeds from exercise of stock options and stock issued	49,961	29,485
Net repayments under short-term debt facilities	(5,605)	—
Borrowings under debt facilities	493,450	—
Payments under debt facilities	(573,950)	—

Net cash provided by (used in) financing activities	(36,144)	29,485
Effect of currency exchange rate changes on cash	(2,589)	3,108

Net increase in cash and equivalents	25,367	95,243
Cash and equivalents at beginning of period	461,253	401,860

Cash and equivalents at end of period	$486,620	$497,103

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

        Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

        New Accounting Pronouncements:   In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The Company’s adoption of FIN 46 in the first quarter of 2004 did not have an impact on its consolidated results of operations, financial position or cash flows.

        Stock-Based Compensation:   The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation (in thousands, except per share amounts):

Three Months Ended March 31,	2004	2003

Net earnings, as reported	$95,704	$79,987
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,715)	(8,869)

Pro forma net earnings	$83,989	$71,118

Net earnings per share:
Basic - as reported	$0.55	$0.45
Basic - pro forma	0.48	0.40
Diluted - as reported	$0.52	$0.43
Diluted - pro forma	0.46	0.38

NOTE 2 – ACQUISITIONS & MINORITY INVESTMENT

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

On April 1, 2003, the Company also acquired the net assets of Getz Bros. & Co. (Aust.) Pty. Limited and Medtel Pty. Limited (collectively referred to as Getz Australia) related to the distribution of the Company’s products in Australia for $6.2 million in cash, including closing costs.

The Company acquired Getz Japan and Getz Australia (collectively referred to as Getz) in order to further strengthen its presence in the Japanese and Australian medical technology markets. The Company considered the future cash flows of the businesses and the valuation of the publicly-traded shares of Getz Japan (a minority of the Getz Japan shares were traded on the Tokyo Stock Exchange) when it negotiated the purchase price of Getz. The goodwill recognized as part of the Getz acquisitions relates primarily to the operating efficiencies that these businesses were able to achieve and the increased levels of efficiencies anticipated in the future as the Company expands its presence in the Japanese and Australian medical technology markets.  The goodwill recorded in connection with the Getz acquisitions was allocated entirely to the Company’s Cardiac Rhythm Management/Cardiac Surgery (CRM/CS) reportable segment.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of these acquisitions (in thousands):

Current assets	$124,696
Goodwill	67,901
Intangible assets	64,106
Other long-term assets	33,144

Total assets acquired	$289,847
Current liabilities	$27,094
Deferred income taxes	25,390
Total liabilities assumed	$52,484

Net assets acquired	$237,363

The goodwill recorded as a result of these acquisitions is not deductible for income tax purposes.

In connection with the acquisitions of Getz, the Company recorded intangible assets valued at $64.1 million that each have a weighted average useful life of 10 years. Total intangible assets subject to amortization include distribution agreements of $44.9 million, customer lists and relationships of $9.5 million, and licenses and other of $5.6 million. Intangible assets not subject to amortization include trademarks of $4.1 million.

The Getz acquisitions did not provide for the payment of any contingent consideration. The third party appraisal used by the Company for purposes of the purchase price allocation did not include any in-process research and development.

During the first quarter of 2004 and fiscal year 2003, the Company also acquired various businesses involved in the distribution of the Company’s products. Aggregate consideration paid in cash was $5.1 million during the first quarter of 2004 and $5.4 million during the full fiscal year 2003.

The results of operations of the above-mentioned business acquisitions have been included in the Company’s consolidated results of operations since the date of acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in aggregate.

Minority investment:  In May 2003, the Company made a $15 million minority investment in Epicor Medical, Inc. (Epicor), a development stage company focused on developing products which use high intensity focused ultrasound (HIFU) to ablate cardiac tissue. This investment is accounted for under the cost method and is included in other long-term assets on the balance sheet. In conjunction with this investment, the Company also agreed to acquire the remaining ownership of Epicor in 2004 for an additional $185 million in cash if Epicor receives approval from the U.S. Food and Drug Administration (FDA) by June 30, 2004 to begin marketing its device to ablate cardiac tissue and if Epicor achieves certain success criteria, as defined in the purchase agreement, in connection with its European clinical study. In addition, the Company has an option to purchase the remaining ownership of Epicor for $185 million even if FDA approval or the success criteria are not achieved. This option to purchase Epicor expires on June 30, 2004.

NOTE 3 – INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003

Finished goods	$207,341	$209,236
Work in process	28,254	32,547
Raw materials	72,033	69,978

	$307,628	$311,761

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments for the three months ended March 31, 2004 are as follows (in thousands):

	CRM/CS	Daig	Total

Balance at December 31, 2003	$352,144	$54,869	$407,013
Foreign currency translation	1,067	(11)	1,056
Other	436	—	436

Balance at March 31, 2004	$353,647	$54,858	$408,505

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004		December 31, 2003

	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Amortized intangible assets:
Purchased technology and patents	$76,164	$22,146	$76,189	$21,253
Distribution agreements	50,816	5,082	49,348	3,701
Customer lists and relationships	55,900	8,656	50,511	7,278
Licenses and other	6,857	786	6,679	610

	$189,737	$36,670	$182,727	$32,842

Unamortized intangible assets:
Trademarks	$4,654		$4,519

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Subsequent to the Company’s voluntary recall, the Company has been sued in various jurisdictions and now has cases pending in the United States, Canada, and United Kingdom by some patients who received a Silzone® device. Some of these claims allege bodily injuries as a result of an explant or other complications, which they attribute to the Silzone® devices. Others, who have not had their device explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. The Company has vigorously defended against the claims that have been asserted, and expects to continue to do so with respect to any remaining claims.

The Company has settled a number of these Silzone®-related cases and others have been dismissed. Cases filed in the United States in federal courts have been consolidated in the federal district court for the district of Minnesota under Judge Tunheim. A number of class- action complaints have been consolidated into one case seeking certification of two separate classes. One proposed class in the consolidated complaint seeks injunctive relief in the form of medical monitoring. A second class in the consolidated complaint seeks an unspecified amount of money damages. In a March 27, 2003 ruling, the Court conditionally certified two separate classes, and also certified a class for patients claiming relief under Minnesota’s Consumer Protection Statutes.

On January 5, 2004, the judge issued further rulings concerning the classes that he had conditionally certified. More specifically, the judge declined to grant class-action status to personal injury claims; however, he granted class-action status for patients from a limited group of states to proceed with medical monitoring claims. Further briefing is pending on exactly which states fall into this category and how a class action proceeding involving such claims would proceed. The Court also left a class intact under Minnesota’s Consumer Protection Statutes but raised questions about such a class, and further briefing and consideration concerning the scope and appropriateness of such a class is underway.

Judge Tunheim also ruled against the Company in a separate order on the issue of preemption and held that the plaintiff’s causes of action were not preempted by the U.S. Food and Drug Act. The Company is proceeding with options for the appeal of this decision.

In addition to the class-type claims, there have been 39 individual Silzone® cases filed in various federal courts where plaintiffs are each requesting damages ranging from $9.5 thousand to

$120.5 million and, in some cases, seek an unspecified amount. These cases are proceeding in accordance with the orders issued by Judge Tunheim. There have also been 26 individual state court suits filed involving 43 patients. The complaints in these cases each request damages ranging from $50 thousand to $100 thousand and, in some cases, seek an unspecified amount.  These state court cases are proceeding in accordance with the orders issued by the judges in those matters.

In addition, a lawsuit seeking a class action for all persons residing in the European Economic Union member jurisdictions who have had a heart valve replacement and/or repair procedure using a product with Silzone® coating has been filed in Minnesota state court. The complaint seeks damages in an unspecified amount for the class, and in excess of $50 thousand for the representative plaintiff individually.  The complaint also seeks injunctive relief in the form of medical monitoring. The Company removed this matter to the federal court in Minnesota, but the plaintiffs are challenging this removal and are seeking to have the case returned to Minnesota state court. The briefing on this issue is presently underway. Judge Tunheim, the federal court judge in Minnesota who is supervising the Multi-District Litigation (MDL) cases, is the judge who will determine whether he will make the decisions about the future handling of this case, or whether the case would be returned to state court in Minnesota. In either case, the Company has indicated that it will ultimately seek to have the case transferred, consistent with applicable principles, from the United States to Europe for disposition, given that that is where the plaintiffs reside.

Four class-action cases and one individual case have been filed against the Company in Canada. In one such case in Ontario, the court certified that a class action may proceed involving Silzone® patients. The most recent decision on certification was issued by the Ontario court on January 16, 2004, but the Company has recently moved for leave to appeal the rulings on certification. Proceedings to certify a class in the Province of Quebec are also underway. In the United Kingdom, two cases involving two separate plaintiffs have been filed. The complaints in these cases request damages of unspecified amounts, and these matters are in their very early stages.

The Company is not aware of any unasserted claims related to Silzone® devices. Company management believes that the final resolution of the Silzone® cases will take several years. While management reviews the claims that have been asserted from time to time and periodically engages in discussions about the resolution of claims with claimants’ representatives, management cannot reasonably estimate at this time the time frame in which any potential settlements or judgments would be paid out.  The Company accrues for contingent losses when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone® devices, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered (see Note 6). The Company has not accrued for any amounts associated with probable settlements or judgments because management cannot reasonably estimate such amounts. However, management believes that no significant claims will ultimately be allowed to proceed as class actions in the United States and, therefore, that all settlements and judgments will be covered under the Company’s remaining product liability insurance coverage (approximately $170 million at March 31, 2004), subject to the insurance companies’ performance under the policies (see Note 6 for further discussion on the Company’s insurance carriers). As such, management believes that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by its product liability insurance policies or existing reserves will not have a material adverse effect on the Company’s statement of financial position or liquidity, although such costs may be material to the Company’s consolidated results of operations of a future period.

Guidant 1996 Patent Litigation:  In November 1996, Guidant Corporation (Guidant) sued St. Jude Medical alleging that the Company did not have a license to certain patents controlled by Guidant covering ICD products and alleging that the Company was infringing those patents. St. Jude Medical’s contention was that it had obtained a license from Guidant to the patents in issue when it acquired certain assets of Telectronics in November 1996. In July 2000, an arbitrator rejected St. Jude Medical’s position, and in May 2001, a federal district court judge also ruled that the Guidant patent license with Telectronics had not transferred to St. Jude Medical.

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

In August 2002, Guidant commenced an appeal of certain of the trial judge’s post-trial decisions pertaining to the ‘288 patent. Guidant did not appeal the trial court’s finding of invalidity and non-infringement of the ‘472 patent. As part of its appeal, Guidant requested that the monetary damages awarded by the jury pertaining to the ‘472 patent ($140 million) be transferred to the ‘288 patent infringement claim. The Company maintains that such a request is not supported by the facts or law. After the briefing for this appeal was completed, oral argument before the Court of Appeals occurred on September 4, 2003. The Company expects that the Appellate Court will issue a decision concerning Guidant’s appeal sometime later in 2004. While it is not possible to predict the outcome of the appeal process, the Company believes that the decision of the trial court in its post-trial rulings, which is publicly available, was correct.

The ‘288 patent expired in December 2003. Accordingly, the final outcome of the appeal process cannot involve an injunction precluding the Company from selling ICD products in the future. Sales of the Company’s ICD products which Guidant asserts infringed the ‘288 patent were approximately 18% of the Company’s consolidated net sales during the fiscal year ended December 31, 2003.

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

Guidant 2004 Patent Litigation:  In February 2004, Guidant sued the Company alleging that the Company’s Epic™ HF ICD, Atlas®+ HF ICD and Frontier™ device infringe U.S Patent No. RE 38,119E (the ‘119 patent). Guidant also sued the Company in February 2004 alleging that the Company’s QuickSite™ 1056K pacing lead infringes U.S. Patent No. 5,755,766 (the ‘766 patent). Guidant is seeking an injunction against the manufacture and sale of these devices by the Company in the United States and compensation for what it claims are infringing sales of these products up through the effective date of the injunction. Sales of these St. Jude Medical devices in the United States were not material during the first quarter of 2004 or the full fiscal year 2003, although it is anticipated that once the Company receives FDA approval to market these products during 2004, sales of these devices could become material in the future. The Company has not submitted a substantive response to Guidant’s claims at this time. Another competitor of the Company, Medtronic, Inc., which has a license to the ‘119 patent, is contending in a separate lawsuit with Guidant that the ‘119 patent is invalid.

The Company has not accrued any amounts for losses related to the Guidant 2004 patent litigation. Potential losses arising from this litigation are possible, but not estimable, at this time. The range of such losses could be material to the operations, financial position and liquidity of the Company.

Symmetry™ Litigation:  The Company has been sued in seven cases in the United States alleging that its Symmetry™ Bypass System Aortic Connector (Symmetry™ device) caused bodily injury or might cause bodily injury. The first such suit was filed against the Company on August 5, 2003, and the most recently initiated case was served upon the Company on April 23, 2004. Each of the complaints in these cases request damages ranging from $50 thousand to $100 thousand and, in some cases, seek an unspecified amount. Four of the seven cases are seeking class-action status. One of the cases seeking class-action status has been dismissed but the dismissal is being appealed by the plaintiff. The Company believes that those cases seeking class-action status will request damages for injuries and monitoring costs.

The Company’s Symmetry™ device was cleared through a 510(K) submission to the FDA, and therefore, is not eligible for the defense under the doctrine of federal preemption that such suits are prohibited. Given the Company’s self-insured retention levels under its product liability insurance policies, the Company expects that it will be solely responsible for these lawsuits, including any costs of defense, settlements and judgments. Company management believes that class-action status is not appropriate for the claims asserted based on the facts and case law. Discovery is in the very early stages in these cases.

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

Product Warranties:  The Company offers a warranty on various products, the most significant of which relate to its pacemaker and ICD systems. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Changes in the Company’s product warranty liability during the three months ended March 31, 2004 and 2003 were as follows (in thousands):

Three Months Ended March 31,	2004	2003

Balance at beginning of period	$15,221	$14,755
Warranty expense recognized	294	1,060
Warranty credits issued	(1,916)	(259)

Balance at end of period	$13,599	$15,556

Other Contingencies:  The Company has agreed to acquire the remaining ownership of Epicor in 2004 for $185 million in cash, provided that specific clinical and regulatory milestones are achieved (see Note 2 for further discussion of Epicor). The Company also has contingent commitments to acquire various businesses involved in the distribution of its products that could total approximately $59 million in aggregate during 2004 to 2010, provided that certain contingencies are satisfied. The purchase prices of the individual businesses range from approximately $0.4 million to $5.8 million.

The Company is required to make additional payments related to its 1999 acquisition of Vascular Science, Inc. (VSI) based upon the achievement of certain regulatory milestones and minimum sales levels. To date, the Company has paid $15 million related to the achievement of three regulatory milestones. Achievement of the final regulatory milestone, U.S. regulatory approval of the distal connector, requires an additional $5 million payment. This contractual commitment continues indefinitely.

The contingent consideration tied to sales requires the Company to make additional payments totaling 5% of sales once cumulative sales exceed $50 million for the proximal and distal connectors collectively. There is no maximum amount of contingent consideration that could be paid related to sales. This contractual commitment ceases in 2009 if the minimum sales threshold is not attained prior to such date. If the minimum sales threshold is met prior to 2009, the commitment will extend for 10 years from the date the minimum sales threshold is met. Cumulative proximal and distal connector sales totaled $34 million through March 31, 2004.

NOTE 6 – SILZONE® SPECIAL CHARGES

On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating Silzone® coating on the sewing cuff fabric. The Company concluded that it would no longer utilize Silzone® coating. As a result of the voluntary recall and product discontinuance, the Company recorded a special charge totaling $26.1 million during the first quarter of 2000. The $26.1 million special charge consisted of asset write-downs ($9.5 million), legal and patient monitoring costs ($14.4 million) and customer returns and related costs ($2.2 million).

The $9.5 million of asset write-downs related to inventory write-offs associated with the physical scrapping of inventory with Silzone® coating ($8.6 million), and to the write-off of a prepaid license asset and related costs associated with the Silzone® coating technology ($0.9 million). The $14.4 million of legal and patient monitoring costs related to the Company’s product liability insurance deductible ($3.5 million) and patient monitoring costs ($10.9 million) related to contractual and future monitoring activities directly related to the product recall and discontinuance. The $2.2 million of customer returns and related costs represented costs associated with the return of customer-owned Silzone® inventory.

In the second quarter of 2002, the Company determined that the Silzone® reserves should be increased by $11 million as a result of difficulties in obtaining certain reimbursements from the Company’s insurance carriers under its product liability insurance policies ($4.6 million), an increase in management’s estimate of the costs associated with future patient monitoring costs as a result of extending the time period in which it planned to perform patient monitoring activities ($5.8 million) and an increase in other related costs ($0.6 million). This additional accrual was included in selling, general and administrative expense during the second quarter ended June 30, 2002.

The Company’s product liability insurance coverage for Silzone® claims consists of a number of policies with different carriers. During 2002, Company management observed a trend where various insurance companies were not reimbursing the Company or outside legal counsel for a variety of costs incurred, which the Company believed should be paid under the product liability insurance policies. These insurance companies were either refusing to pay the claims or had delayed providing an explanation for non-payment for an extended period of time. Although the Company believes it has legal recourse from these insurance carriers for the costs they are refusing to pay, the additional costs the Company would need to incur to resolve these disputes may exceed the amount the Company would recover. As a result of these developments, the Company increased the Silzone® reserves by $4.6 million in the second quarter of 2002, which represented the existing disputed costs already incurred at that time plus the anticipated future costs where the Company expects similar resistance from the insurance companies on reimbursement.

There were no Silzone® special charges recorded during the three months ended March 31, 2004 or 2003. A summary of the activity related to the remaining accruals for legal and monitoring costs and customer returns and related costs during the three months ended March 31, 2004 is as follows (in thousands):

	Legal and monitoring costs	Customer returns and related costs	Total

Balance at December 31, 2003	$27,906	$486	$28,392
Cash payments	(77)	(5)	(82)

Balance at March 31, 2004	$27,829	$481	$28,310

In addition to the amounts available under the above Silzone® reserves, the Company has approximately $170 million remaining in product liability insurance currently available for the Silzone®-related matters. The Company’s remaining product liability insurance for Silzone® claims consists of a number of layers, each of which is covered by one or more insurance companies. The next layer of insurance, which is a $30 million layer that would be reached after the present $35 million layer is exhausted, is covered by Lumberman’s Mutual Casualty Insurance, a unit of the Kemper Insurance Companies (collectively referred to as Kemper).

Kemper’s credit rating by A.M. Best has been downgraded to a “D” (poor). Kemper is currently in “run off,” which means that it is not issuing new policies and is, therefore, not generating any new revenue that could be used to cover claims made under previously-issued policies. In the event Silzone® claims were to reach the Kemper layer and Kemper was unable to pay part or all of such claims, the Company believes the other insurance carriers in its program will take the position that the Company will be directly liable for any claims and costs that Kemper is unable to pay. Kemper also provides part of the coverage for Silzone® claims in the Company’s final layer of insurance ($20 million of the final $50 million layer).

It is possible that Silzone® costs and expenses will reach the Kemper layers of insurance coverage, and it is possible that Kemper will be unable to meet its obligations to the Company. If this were to happen, the Company could incur a loss of up to $50 million. The Company has not accrued for any such losses.

NOTE 7 – DEBT

The Company’s debt consists of the following (in thousands):

	March 31, 2004	December 31, 2003

Short-term debt	$6,718	$12,115
Long-term debt
1.02% Yen-denominated notes, due 2010	200,196	194,413
Commercial paper borrowings	76,900	157,400

	277,096	351,813

	$283,814	$363,928

The Company has a short-term, unsecured bank credit agreement that provides for borrowings of up to 3.8 billion Yen. Borrowings under the short-term, bank credit agreement bear interest at the floating Yen London InterBank Offered Rate (LIBOR) plus 0.50% per annum (effective rates of 0.54% at March 31, 2004 and December 31, 2003) and are due in May 2004. The Company repaid the remaining borrowings under this agreement in April 2004.

The Company has 1.02%, unsecured notes outstanding totaling 20.9 billion Yen, due in May 2010. The Company also issues short-term, unsecured commercial paper with maturities up to 270 days. These commercial paper borrowings bear interest at varying market rates (effective rates of 1.1% at March 31, 2004 and 1.2% at December 31, 2003).

The Company has a $150 million unsecured, revolving credit facility that expires in September 2004 and a $350 million unsecured, revolving credit facility that expires in September 2008. These credit facilities bear interest at the LIBOR plus 0.625% and 0.60% per annum, respectively, subject to adjustment in the event of a change in the Company’s debt ratings. There were no outstanding borrowings under these credit facilities at March 31, 2004 and December 31, 2003.

The Company classifies all of its commercial paper borrowings as long-term on its balance sheet as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed credit facility. Management continually reviews the Company’s cash flow projections and may from time to time repay a portion of the Company’s borrowings.

The Company’s 1.02% notes, short-term bank credit agreement and revolving credit facilities contain various operating and financial covenants. Specifically, the Company must have a ratio of total debt to total capitalization not exceeding 55%, have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization) and the ratio of total debt to EBIT (net earnings before interest and income taxes)) not exceeding 3.0 to 1.0, and an interest coverage ratio (defined as the ratio of EBITDA to interest expense and the ratio of EBIT to interest expense) not less than 3.0 to 1.0. The Company also has limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. However, these agreements do not include provisions for the termination of the agreements or acceleration of repayment due to changes in the Company’s credit ratings. The Company was in compliance with all of its debt covenants at March 31, 2004.

NOTE 8 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital consists of 25 million shares of $1.00 per share par value preferred stock and 250 million shares of $0.10 per share par value common stock. The Company has designated 1.1 million of the authorized preferred shares as a Series B Junior Preferred Stock for its shareholder rights plan. There were no shares of preferred stock issued or outstanding during the first quarter of 2004 or 2003.

NOTE 9 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share
(in thousands, except per share amounts):

Three Months Ended March 31,	2004	2003

Numerator:
Net earnings	$95,704	$79,987
Denominator:
Basic-weighted average shares outstanding	174,587	178,888
Effect of dilutive securities:
Employee stock options	9,530	7,428
Restricted shares	5	10

Diluted-weighted average shares outstanding	184,122	186,326

Basic net earnings per share	$0.55	$0.45

Diluted net earnings per share	$0.52	$0.43

Diluted-weighted average shares outstanding have not been adjusted for certain employee stock options and awards where the effect of those securities would not have been dilutive.

NOTE 10 - COMPREHENSIVE INCOME

Other comprehensive income (expense) consists of unrealized gains or losses on available-for-sale marketable securities and foreign currency translation adjustments, net of taxes. Other comprehensive income (expense) was $(13.6) million and $16.0 million for the three months ended March 31, 2004 and 2003. Total comprehensive income combines reported net earnings and other comprehensive income (expense). Total comprehensive income was $82.1 million and $96.0 million for the three months ended March 31, 2004 and 2003.

NOTE 11 - OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following (in thousands):

Three Months Ended March 31,	2004	2003

Interest income	$1,569	$2,003
Interest expense	(1,340)	(197)
Other	(1,044)	(609)

	$(815)	$1,197

NOTE 12 - SEGMENT INFORMATION

Segment Information:  The Company develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management (CRM), cardiac surgery (CS) and cardiology and vascular access (C/VA) therapy areas. The Company has three operating segments, Cardiac Rhythm Management (CRM), Cardiac Surgery (CS) and Daig, which focus on the development and manufacture of products for the three therapy areas. The primary products produced by each segment are: CRM - pacemaker and ICD systems; CS - mechanical and tissue heart valves; Daig - electrophysiology catheters, vascular closure devices and other cardiology and vascular access products. The Company has aggregated the CRM and CS segments into one reportable segment based primarily upon their similar operational and economic characteristics.

The Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end customers and operating expenses managed by each of the segments. Certain costs of goods sold and operating expenses managed by the Company’s selling and corporate functions are not included in segment operating profit. Consequently, segment operating profit presented below is not representative of the operating profit of the Company’s products in these segments.

The following table presents certain financial information about the Company’s reportable segments (in thousands):

	CRM/CS	Daig	Other	Total

Three Months ended March 31, 2004:
Net sales	$410,406	$113,054	$25,116	$548,576
Operating profit (a)	253,700	62,610	(185,108)	131,202

Three Months ended March 31, 2003:
Net sales	$359,651	$81,733	$-	$441,384
Operating profit (a)	204,986	43,878	(141,970)	106,894

(a)	Other operating profit includes certain costs of goods sold and operating expenses managed by the Company’s selling and corporate functions.

There have been no material changes in total assets of the Company’s reportable segments since December 31, 2003.

Net sales by class of similar products were as follows (in thousands):

	Three Months Ended March 31,
Net Sales	2004	2003

Cardiac rhythm management	$380,175	$318,423
Cardiac surgery	72,649	66,153
Cardiology and vascular access	95,752	56,808

	$548,576	$441,384

Geographic Information:  The following tables present certain geographical financial information (in thousands):

	Three Months Ended March 31,

Net Sales (a)	2004	2003

United States	$299,436	$277,015
International
Europe	142,677	110,826
Japan	65,133	27,772
Other (b)	41,330	25,771

	249,140	164,369

	$548,576	$441,384

Long-Lived Assets	March 31, 2004	December 31, 2003

United States	$771,351	$744,445
International
Europe	92,142	96,520
Japan	154,138	152,772
Other	72,724	70,020

	319,004	319,312

	$1,090,355	$1,063,757

(a) Net sales are attributed to geographies based on location of the customer.

(b) No one geographic market is greater than 2% of consolidated net sales.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our business is focused on the development, manufacturing and distribution of cardiovascular medical devices for the global cardiac rhythm management (CRM), cardiac surgery (CS) and cardiology and vascular access (C/VA) therapy areas. Our principal products in each of these therapy areas are as follows:

CRM

o

bradycardia pacemaker systems (pacemakers),

o

tachycardia implantable cardioverter defibrillator systems (ICDs), and

o

electrophysiology (EP) catheters

CS

o

mechanical and tissue heart valves, and

o

valve repair products

C/VA

o

vascular closure devices,

o

angiography catheters,

o

guidewires, and

o

hemostasis introducers

Our products are sold in more than 120 countries around the world. Our largest geographic markets are the United States, Europe and Japan.

References to “St. Jude Medical,” “St. Jude,” the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.

Financial Summary

Net sales in the first quarter of 2004 increased approximately 24% over the first quarter of 2003 led by growth in several product categories, including pacemakers, vascular closure devices and ICDs. In addition, incremental revenue as a result of our acquisition of Getz Bros. Co., Ltd. in Japan (Getz Japan) and the positive impact of foreign currency translation also contributed to our first quarter 2004 net sales growth. Pacemaker net sales grew approximately 16% to $223 million in the first quarter of 2004 and vascular closure net sales increased approximately 48% to $70 million, strengthening our leadership position in the vascular closure market. ICD net sales grew approximately 17% to $120 million in the first quarter of 2004.

Net earnings and diluted net earnings per share for the first quarter of 2004 increased approximately 20% and 21%, respectively, over the first quarter of 2003 due primarily to incremental profits resulting from higher sales.

Our cash flows from operations remained strong during the first quarter of 2004, helping to further strengthen our balance sheet and provide cash to repay approximately $80 million of debt during the quarter. We ended the quarter with $487 million of cash and equivalents and $277 million in long-term debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; estimated useful lives of property, plant and equipment; income taxes; SilzoneÒ special charge accruals; and legal reserves. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

RESULTS OF OPERATIONS

Acquisitions & Investments

Acquisitions can have an impact on the comparison of our operating results and financial condition from year to year.

On April 1, 2003, we completed the acquisition of Getz Japan, a distributor of medical technology products in Japan and our largest volume distributor in Japan. We paid 26.9 billion Japanese Yen in cash to acquire 100% of the outstanding common stock of Getz Japan. Net consideration paid was $219.2 million, which includes closing costs less $12.0 million of cash acquired.

On April 1, 2003, we also acquired the net assets of Getz Bros. & Co. (Aust.) Pty. Limited and Medtel Pty. Limited (collectively referred to as Getz Australia) related to the distribution of our products in Australia for $6.2 million in cash, including closing costs.

The results of operations of the Getz Japan and Getz Australia (collectively referred to as Getz) acquisitions have been included in our consolidated results of operations since April 1, 2003. Pro forma results of operations have not been presented for the Getz acquisitions since the effects of these acquisitions were not material to our consolidated financial statements either individually or in aggregate.

In May 2003, we made a $15 million minority investment in Epicor Medical, Inc. (Epicor), a development stage company focused on developing products which use high intensity focused ultrasound (HIFU) to ablate cardiac tissue. In conjunction with this investment, we also agreed to acquire the remaining ownership of Epicor in 2004 for an additional $185 million in cash if Epicor receives approval from the U.S. Food and Drug Administration (FDA) by June 30, 2004 to begin marketing its device to ablate cardiac tissue and if Epicor achieves certain success criteria, as defined in the purchase agreement, in connection with its European clinical study. In addition, we have an option to purchase the remaining ownership of Epicor for $185 million even if FDA approval or the success criteria are not achieved. This option to purchase Epicor expires on June 30, 2004.

Segment Review

We have two reportable segments, the Cardiac Rhythm Management/Cardiac Surgery (CRM/CS) segment and the Daig segment, which focus on the development and manufacture of our products. The primary products produced by each segment are: CRM/CS - pacemaker and ICD systems, mechanical and tissue heart valves and other cardiac surgery products; Daig - electrophysiology catheters, vascular closure devices and other cardiology and vascular access products.

Our reportable segments include end-customer revenues from the sale of products they each develop and manufacture. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end customers and operating expenses managed by each of the segments. Certain costs of goods sold and operating expenses managed by our selling and corporate functions are not included in segment operating profit. Consequently, segment operating profit is not representative of the operating profit of our products in these segments.

The following table presents certain financial information about our reportable segments (in thousands):

	CRM/CS	Daig	Other	Total

Three Months Ended March 31, 2004:
Net sales	$410,406	$113,054	$25,116	$548,576
Operating profit (a)	253,700	62,610	(185,108)	131,202

Three Months Ended March 31, 2003:
Net sales	$359,651	$81,733	$-	$441,384
Operating profit (a)	204,986	43,878	(141,970)	106,894

There have been no material changes in total assets of our reportable segments since December 31, 2003.

We do not generally manage our business or allocate resources based on the measure of segment operating profit or loss because these measures are not indicative of the operating results of the products sold by these segments. Rather, we utilize the segment results to measure performance against targets for each segment’s controllable activities. Additionally, we review global and product line sales information to assess performance of the business.

The following discussion of the changes in our net sales is provided by class of similar products, which is the primary focus of our sales activities. That analysis sufficiently describes the changes in our sales results for our two reportable segments.

Net Sales

Net sales by class of similar products were as follows (in thousands):

Three months ended March 31,	2004	2003

Cardiac rhythm management
Pacemaker systems	$223,063	$191,551
ICD systems	119,567	101,947
Electrophysiology catheters	37,545	24,925

	380,175	318,423
Cardiac surgery
Heart valves	66,734	63,360
Other cardiac surgery products	5,915	2,793

	72,649	66,153
Cardiology and vascular access
Vascular closure devices	70,069	47,484
Other cardiology and vascular access products	25,683	9,324

	95,752	56,808

	$548,576	$441,384

Overall, net sales increased 24.3% in the first quarter of 2004 over the first quarter of 2003. First quarter 2004 net sales were favorably impacted by growth in unit volume of approximately 13% and incremental revenue related to the Getz acquisitions of $42 million. The additional revenue from Getz was generated from the sale of non-St. Jude Medical manufactured products sold by Getz and the incremental revenue on the sale of St. Jude Medical manufactured products. Prior to April 1, 2003, we recognized revenue from the sale of our products to Getz as our distributor. Foreign currency translation had a favorable impact on first quarter 2004 net sales as compared with 2003 of approximately $24 million due primarily to the strengthening of the Euro against the U.S. dollar. This amount is not indicative of the impact of foreign currency translation on net earnings due to partially offsetting unfavorable foreign currency translation impacts on operating costs. Overall, average selling price declines negatively impacted net sales in the first quarter of 2004 by approximately 2% over the first quarter of 2003, and we also experienced an additional 1% to 2% decline in net sales due to a larger portion of our sales mix coming from lower-priced markets outside of the United States.

Cardiac rhythm management net sales increased 19.4% in the first quarter of 2004 over the first quarter of 2003. First quarter 2004 CRM net sales were favorably impacted by growth in unit volume of approximately 12% and incremental revenue related to the Getz acquisitions of approximately $19 million. Foreign currency translation also had a favorable impact on first quarter CRM net sales as compared with the first quarter 2003 of approximately $17 million. These increases in CRM net sales were partially offset by average selling price declines of approximately 2% and an additional decline in net sales of approximately 2% due to a larger portion of our CRM sales mix coming from lower-priced markets outside of the United States. Net sales of pacemaker systems increased 16.5% in the first quarter of 2004 due to an increase in pacemaker unit sales, $12 million of favorable impact from the Getz acquisitions and approximately $11 million of favorable impact from foreign currency translation. These increases were offset in part by low single-digit percentage declines in average selling prices. Net sales of ICD systems increased 17.3% in the first quarter of 2004 due to growth in ICD unit sales, offset in part by low single-digit percentage declines in average selling prices and a larger portion of our sales mix coming from lower-priced markets outside of the United States. Net sales of ICD systems in the first quarter of 2004 also included approximately $4 million of favorable impact from foreign currency translation. Electrophysiology catheter net sales increased 50.6% in 2004 due primarily to an increase in unit sales, $7 million of favorable impact from the Getz acquisitions and approximately $2 million of favorable impact from foreign currency translation.

Cardiac surgery net sales increased 9.8% in the first quarter of 2004 over the first quarter of 2003. This increase was due primarily to approximately $10 million of favorable impact from the Getz acquisitions and approximately $4 million of favorable impact from foreign currency translation. These increases in CS net sales were partially offset by a decrease in unit volume of approximately 10% and a global average selling price decline of approximately 1%. Heart valve net sales increased 5.3% in the first quarter of 2004 due primarily to $5 million of favorable impact from the Getz acquisitions and approximately $4 million of favorable impact from foreign currency translation. These increases were partially offset by a decrease in unit sales. Net sales of other cardiac surgery products increased 111.8% in 2004 due primarily to $5 million of favorable impact from the Getz acquisitions, offset in part by a decrease in aortic connector unit sales.

Cardiology and vascular access net sales increased 68.6% in the first quarter of 2004 over the first quarter of 2003. First quarter 2004 C/VA net sales were favorably impacted by growth in unit volume of approximately 43% and incremental revenue related to the Getz acquisitions of approximately $13 million. Foreign currency translation also had a favorable impact on first quarter C/VA net sales as compared with the first quarter 2003 of approximately $3 million. Partially offsetting these increases was a decline in net sales of approximately 3% due to a larger portion of our C/VA sales mix coming from lower-priced markets outside of the United States.  Net sales of vascular closure devices increased 47.6% in the first quarter of 2004 due to an increase in Angio-Seal™ unit sales and approximately $3 million of favorable impact from foreign currency translation. These increases were partially offset by a low single-digit percentage decline in global average selling prices due to a larger portion of our sales mix coming from lower-priced markets outside of the United States. Net sales of other cardiology and vascular access products increased 175.5% in the first quarter of 2004 due primarily to $13 million of sales of non-St. Jude Medical manufactured products distributed by Getz Japan and an increase in unit sales.

Gross Profit

Gross profit for the first quarter of 2004 totaled $384.3 million, or 70.1% of net sales, as compared with $301.9 million, or 68.4% of net sales, for the first quarter of 2003. The increase in our gross profit percentage during the first quarter of 2004 is primarily the result of reduced material costs and increased labor efficiencies due to continued improvements in our CRM manufacturing processes, and to lower overhead costs per unit as a result of higher CRM production volumes. In addition, our ongoing cost management efforts helped to improve our gross profit percentage.

The increase in gross profit as a percentage of net sales was offset by 0.7% points as a result of our Getz Japan acquisition. On April 1, 2003, we valued the Getz Japan-owned inventory of pacemaker systems and heart valves at fair value in accordance with acquisition accounting rules. This fair value was established as the price at which we had sold the inventory to Getz Japan. As these inventory items were sold subsequent to April 1, 2003, our gross profit percentage was reduced since the gross profit recognized by Getz Japan was less than our historical gross profit related to the sale of these items to Getz Japan as our distributor. Once the original Getz Japan-owned inventory is sold, our gross profit percentage will improve. For the full year 2004, we anticipate that our gross profit percentage will increase to a range of 70.5% to 71.5% due primarily to additional anticipated cost savings in our CRM operations and to completing the sale of the remaining original Getz-owned inventory.

Selling, General and Administrative (SG&A) Expense

SG&A expense for the first quarter of 2004 totaled $187.5 million, or 34.2% of net sales, as compared with $139.1 million, or 31.5% of net sales, for the first quarter of 2003. This increase is due primarily to the addition of the Getz direct sales organization beginning April 1, 2003, which included approximately 400 sales, sales support and marketing personnel. In addition, we incurred increased selling and marketing expenses in the first quarter of 2004 in anticipation of our entry into the cardiac resynchronization therapy (CRT) segments of the U.S. pacemaker and ICD markets in the second quarter of 2004.

Research and Development (R&D) Expense

R&D expenses in the first quarter of 2004 totaled $65.6 million, or 12.0% of net sales, compared with $55.9 million, or 12.7% of net sales, for the first quarter of 2003. The increase in the dollar amount of R&D expenses was due primarily to our increased spending on the development of new products and related clinical trials, including our CRT devices and other products to treat emerging indications including atrial fibrillation.

Special Charges

On January 21, 2000, we initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating Silzone® coating on the sewing cuff fabric. We concluded that we would no longer utilize Silzone® coating. As a result of the voluntary recall and product discontinuance, we recorded a special charge totaling $26.1 million during the first quarter of 2000. The $26.1 million special charge consisted of asset write-downs ($9.5 million), legal and patient monitoring costs ($14.4 million) and customer returns and related costs ($2.2 million).

In the second quarter of 2002, we determined that the Silzone® reserves should be increased by $11 million as a result of difficulties in obtaining certain reimbursements from our insurance carriers under our product liability insurance policies ($4.6 million), an increase in our estimate of the costs associated with future patient monitoring costs as a result of extending the time period in which we planned to perform patient monitoring activities ($5.8 million) and an increase in other related costs ($0.6 million). This additional accrual was included in selling, general and administrative expense during the second quarter ended June 30, 2002.

There were no Silzone® special charges recorded during the three months ended March 31, 2004 or 2003. A summary of the activity related to the remaining accruals for legal and monitoring costs and customer returns and related costs during the three months ended March 31, 2004 is as follows (in thousands):

	Legal and monitoring costs	Customer returns and related costs	Total

Balance at December 31, 2003	$27,906	$486	$28,392
Cash payments	(77)	(5)	(82)

Balance at March 31, 2004	$27,829	$481	$28,310

In addition to the amounts available under the above Silzone® reserves, we have approximately $170 million remaining in product liability insurance currently available for the Silzone®-related matters. See the discussion of one of our product liability insurance carriers, Kemper, in Note 6 to the Condensed Consolidated Financial Statements.

Other Income (Expense)

Other income (expense) consisted of the following (in thousands):

Three Months Ended March 31,	2004	2003

Interest income	$1,569	$2,003
Interest expense	(1,340)	(197)
Other	(1,044)	(609)

	$(815)	$1,197

The decrease in other income (expense) during the first quarter of 2004 as compared with 2003 was due primarily to higher levels of interest expense as a result of borrowings for our Getz Japan acquisition on April 1, 2003 and our August 2003 share repurchase, in addition to lower interest rates earned on invested cash balances.

Income Taxes

Our effective income tax rate was 26.6% for the first quarter of 2004 and 26.0% for the first quarter of 2003. The increase in our effective income tax rate in 2004 is due to a larger percentage of our taxable income being generated in higher tax rate jurisdictions. We expect that our effective income tax rate for the remaining quarters of 2004 will be in the range of 26.0% to 27.0%.

Outlook

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

The pacemaker and ICD markets are highly competitive. There are currently three principal suppliers to these markets, including us, and our two principal competitors each have substantially more assets and sales than us. Rapid technological change in these markets is expected to continue, requiring us to invest heavily in R&D and to effectively market our products. Two trends began to emerge in these markets during 2002. The first involved a shift of some traditional pacemaker patients to ICD devices in the United States, and the second involved the increasing use of resynchronization devices in both the U.S. ICD and pacemaker markets. Our competitors in CRM have U.S. regulatory approval to market ICD and pacemaker devices with resynchronization features. We currently have both a cardiac resynchronization ICD and pacemaker product in U.S. clinical studies. We currently anticipate U.S. approval of these products during the second quarter of 2004. If the approvals of these products are delayed or not received, our pacemaker and ICD sales could be adversely affected if the markets continue to shift towards products with cardiac resynchronization capabilities. We experienced a modest decline in average selling prices for ICDs in the U.S. market during the first quarter of 2004 and in fiscal year 2003, which will likely continue until we obtain U.S. approval of our cardiac resynchronization ICD.

The cardiac surgery markets, which include mechanical heart valves, tissue heart valves and valve repair products, are also highly competitive. Since 1999, cardiac surgery therapies have shifted to tissue valves and repair products from mechanical heart valves, resulting in an overall market share loss for us. Competition is anticipated to continue to place pressure on pricing and terms, including a trend toward vendor-owned (consignment) inventory at the hospitals. Also, healthcare reform is expected to result in further hospital consolidations over time with related pressure on pricing and terms.

The cardiology and vascular access therapy area is also growing and has numerous competitors. Over 70% of our sales in this area are comprised of vascular closure devices. The market for vascular closure devices is highly competitive, and there are several companies, in addition to St. Jude Medical, that manufacture and market these products worldwide. Additionally, we anticipate other large companies will enter this market in the coming years, which will likely increase competition.

We operate in an industry that is susceptible to significant product liability claims. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class. In addition, product liability claims may be asserted against us in the future relative to events that are not known to us at the present time. Our product liability insurance coverage as of April 1, 2004 is $425 million, with a $75 million deductible per claim. In light of our significant self-insured retention, our product liability insurance coverage is designed to help protect against a catastrophic claim.

Group purchasing organizations (GPOs), independent delivery networks (IDNs) and large single accounts such as the Veterans Administration (VA) in the United States continue to consolidate purchasing decisions for some of our hospital customers. We have contracts in place with many of these organizations. In some circumstances, our inability to obtain a contract with such an organization could adversely affect our efforts to sell our products to that organization’s hospitals.

FINANCIAL CONDITION

Our liquidity and cash flows remained strong during the first quarter of 2004. Cash provided by operating activities was $103.3 million for the three months ended March 31, 2004, a $17.9 million increase over the same period one year ago due primarily to increased earnings.

At March 31, 2004, we had $486.6 million of cash and equivalents, up from $461.3 at December 31, 2003. At March 31, 2004 and December 31, 2003, substantially all of our cash and equivalents were held by our non-U.S. subsidiaries. These funds are available for use by our U.S. operations; however, assuming we accomplished a repatriation under current law by paying an intracompany dividend, the amount paid would be subject to additional U.S. taxes upon repatriation which could total as much as 33% of the amount repatriated.

Our capital structure consists of equity and interest-bearing debt. Our debt to total capital ratio (total interest-bearing debt as a percentage of total interest-bearing debt and equity) was 13.7% and 18.5% at March 31, 2004 and December 31, 2003, respectively. Total interest-bearing debt at March 31, 2004 decreased approximately $80 million from December 31, 2003 as we utilized excess cash generated from operations and $50 million of proceeds from employee stock option exercises to repay a portion of our short-term debt and commercial paper borrowings.

We have a short-term, unsecured bank credit agreement that provides for borrowings of up to 3.8 billion Yen. Borrowings under the short-term, bank credit agreement bear interest at the floating Yen London InterBank Offered Rate (LIBOR) plus 0.50% per annum (effective rates of 0.54% at March 31, 2004 and December 31, 2003) and are due in May 2004. Outstanding borrowings under this agreement were $6.7 million and $12.1 million at March 31, 2004 and December 31, 2003, respectively. We repaid the remaining borrowings under this agreement in April 2004.

We have 1.02%, unsecured Yen-denominated notes outstanding totaling 20.9 billion Yen, or $200.2 million and $194.4 million at March 31, 2004 and December 31, 2003, respectively. These notes are due in May 2010.

We have a $150 million unsecured, revolving credit facility that expires in September 2004 and a $350 million unsecured, revolving credit facility that expires in September 2008. These credit facilities bear interest at the LIBOR plus 0.625% and 0.60% per annum, respectively, subject to adjustment in the event of a change in the Company’s debt ratings. There were no outstanding borrowings under these credit facilities at March 31, 2004 and December 31, 2003.

We maintain a commercial paper program that allows us to issue debt securities at varying market rates with maturities up to 270 days from the date of issuance (effective rates of 1.1% at March 31, 2004 and 1.2% at December 31, 2003). Our outstanding commercial paper borrowings were $76.9 million and $157.4 million at March 31, 2004 and December 31, 2003, respectively. We classify all of our commercial paper borrowings as long-term on the balance sheet as we have the ability to repay any short-term maturity with available cash from our existing long-term, committed credit facility. We continually review our cash flow projections and may from time to time repay a portion of the borrowings.

Our 1.02% notes, short-term bank credit agreement and revolving credit facilities contain various operating and financial covenants (see Note 7 to the Condensed Consolidated Financial Statements). We were in compliance with all of our debt covenants at March 31, 2004. We believe that these covenants will not have a material impact on our ability to borrow in the future.

On May 1, 2003, we made a $15 million minority investment in Epicor. In conjunction with this investment, we also agreed to acquire the remaining ownership of the business in 2004 for an additional $185 million in cash if Epicor receives approval from the FDA by June 30, 2004 to begin marketing its device to ablate cardiac tissue and if Epicor achieves certain success criteria, as defined in the purchase agreement, in connection with its European clinical study. In addition, we have an option to purchase the remaining ownership of Epicor for $185 million even if FDA approval or the success criteria are not achieved. This option to purchase Epicor expires on June 30, 2004. We believe that our cash balances or borrowings available under our commercial paper program and/or committed credit facilities will be sufficient to fund the 2004 cash payment if we complete the acquisition.

There have been no significant changes in our contractual obligations and other commitments as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, except for a reduction of approximately $80 million in debt in the first quarter of 2004 due to repayments of our short-term bank credit agreement and commercial paper borrowings. We have no off-balance sheet financing arrangements other than certain operating leases as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

We believe that our existing cash balances, borrowings under our commercial paper program and/or committed credit facilities and future cash generated from operations will be sufficient to meet our working capital and capital investment needs in the next twelve months and in the foreseeable future thereafter. Should suitable investment opportunities arise, we believe that our earnings, cash flows and balance sheet will permit us to obtain additional debt financing or equity capital, if necessary.

CAUTIONARY STATEMENTS

In this discussion and in other written or oral statements made from time to time, we have included and may include statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. These statements relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that its actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements.

Various factors contained in the previous discussion and those described below may affect our operations and results. We believe the most significant factors that could affect our future operations and results are set forth in the list below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties.

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

6.

A reduction in the number of procedures using our devices caused by cost- containment pressures or preferences for alternate therapies.

7.

Safety, performance or efficacy concerns about our marketed products, many of which are expected to be implanted for many years, leading to recalls and/or advisories with the attendant expenses and declining sales.

8.

Changes in laws, regulations or administrative practices affecting government regulation of our products, such as FDA laws and regulations, that increase pre-approval testing requirements for products or impose additional burdens on the manufacture and sale of medical devices.

9.

Regulatory actions arising from the concern over Bovine Spongiform Encephalopathy (BSE), sometimes referred to as “mad cow disease”, that have the effect of limiting the Company’s ability to market products using collagen, such as Angio-SealTM, or that impose added costs on the procurement of collagen.

10.

Difficulties obtaining, or the inability to obtain, appropriate levels of product liability insurance.

11.

The ability of our Silzone® product liability insurers, especially Kemper, to meet their obligations to us.

12.

A serious earthquake affecting our facilities in Sunnyvale or Sylmar, California, or a hurricane affecting our operations in Puerto Rico.

13.

Healthcare industry consolidation leading to demands for price concessions or the exclusion of some suppliers from significant market segments.

14.

Adverse developments in litigation including product liability litigation and patent litigation or other intellectual property litigation including that arising from the Telectronics and Ventritex acquisitions.

15.

Enactment of a U.S. law repealing the tax benefit of the extraterritorial income exclusion.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

There have been no material changes from December 31, 2003 in our market risk. For further information on market risk, refer to Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4.

CONTROLS AND PROCEDURES

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fiscal quarter ended March 31, 2004, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Subsequent to the Company’s voluntary recall, the Company has been sued in various jurisdictions and now has cases pending in the United States, Canada, and United Kingdom by some patients who received a Silzone® device. Some of these claims allege bodily injuries as a result of an explant or other complications, which they attribute to the Silzone® devices. Others, who have not had their device explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. Some of these cases have been settled, some have been dismissed and others are on-going. Some of these cases, both in the United States and Canada, are seeking class-action status. A summary of the number of Silzone® cases by jurisdiction as of April 20, 2004 follows:

U.S. Cases

o

MDL and federal district court in Minnesota:

o

Eight original class-action complaints have been consolidated into one case seeking certification of two separate classes. The first complaint seeking class-action status was served upon the Company on April 27, 2000 and all eight original complaints seeking class-action status were consolidated into one case on October 22, 2001. One proposed class in the consolidated complaint seeks injunctive relief in the form of medical monitoring. A second class in the consolidated complaint seeks an unspecified amount of money damages.

o

39 individual cases have been filed. The first individual complaint that was transferred to the MDL court was served upon the Company on November 28, 2000, and the most recent individual complaint that was transferred to the MDL court was served upon the Company on June 27, 2003. The complaints in these cases each request damages ranging from $9.5 thousand to $120.5 million and, in some cases, seek an unspecified amount.

o

26 individual state court suits involving 43 patients have been filed. Cases are venued in the following states:  California, Florida, Illinois, Minnesota, Nevada, New York, South Carolina, Tennessee and Texas. The first individual state court complaint was served upon the Company on March 1, 2000 and the most recent individual state court complaint was served upon the Company on February 23, 2004. The complaints in these cases each request damages ranging from $50 thousand to $100 thousand and, in some cases, seek an unspecified amount.

o

A lawsuit seeking a class action for all persons residing in the European Economic Union member jurisdictions who have had a heart valve replacement and/or repair procedure using a product with Silzone® coating was filed in Minnesota state court and served upon the Company on February 11, 2004. The complaint seeks damages in an unspecified amount for the class, and in excess of $50 thousand for the representative plaintiff individually.  The complaint also seeks injunctive relief in the form of medical monitoring. The Company removed this matter to the federal court in Minnesota, but the plaintiffs are challenging this removal and are seeking to have the case returned to Minnesota state court. The briefing on this issue is presently underway. Judge Tunheim, the federal court judge in Minnesota who is supervising the MDL cases, is the judge who will determine whether he will make the decisions about the future handling of this case, or whether the case would be returned to state court in Minnesota. In either case, the Company has indicated that it will ultimately seek to have the case transferred, consistent with applicable principles, from the United States to Europe for disposition, given that that is where the plaintiffs reside.

o

Two cases involving 70 patients were dismissed in Texas by the trial court on April 25, 2002 and February 14, 2003, respectively; the plaintiffs in these two cases have appealed. The first of these cases was served upon the Company on October 29, 2001, and the second case was served upon the Company on November 8, 2002. The complaints in these cases request damages in an unspecified amount.

Non-U.S. Cases

Canada:

o

Four class-action cases involving five named plaintiffs and one individual case involving two named plaintiffs are pending (cases are venued in the provinces of British Columbia, Ontario and Quebec); in one case, class-action status has been granted by the court. The first complaint in Canada was served upon the Company on August 18, 2000, and the most recent Canadian complaint was served upon the Company on March 14, 2004. The complaints in these cases each request damages ranging from 1.5 million to 500 million Canadian dollars.

UK:

o

Two cases involving two separate plaintiffs have been filed. The first complaint in the UK was filed on August 28, 2003, and the most recent complaint was filed on February 10, 2004. Neither of the two complaints has yet to be served upon the Company. The complaints in these cases request damages of unspecified amounts.

The Silzone® litigation reserves established by the Company are not based on the amount of the claims because, based on our experience in these types of cases, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed by the plaintiffs and is often significantly less than the amount claimed by the plaintiffs.

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

Certain plaintiffs requested Judge Tunheim to allow some cases to proceed as class actions. Judge Tunheim issued a ruling on plaintiffs’ motions for class certification on March 27, 2003. In his ruling, Judge Tunheim certified one class of plaintiffs under the Minnesota Consumer Protection Statutes and conditionally certified two additional classes.

On January 5, 2004, Judge Tunheim ruled on two motions brought by the Company in the Silzone® class-action litigation pending in federal district court in Minnesota. In one order, Judge Tunheim issued rulings concerning the classes that he had conditionally certified. He declined to grant class-action status to personal injury claims. He also granted class-action status to medical monitoring claims of patients from 13 states and the District of Columbia where the law permits a certain type of medical monitoring claim, and yet invited further briefing on exactly which states fall into this category and how a class involving such claims would proceed. The Court also left a class intact under Minnesota’s Consumer Protection Statutes, but raised questions about such a class, and further briefing and consideration concerning the scope and appropriateness of such a class is underway.

Judge Tunheim also ruled against the Company in a separate order on the issue of preemption and held that the plaintiff’s causes of action were not preempted by the U.S. Food and Drug Act. The Company is proceeding with its options for the appeal of this decision.

In the meantime, the cases involving Silzone® products not seeking class-action status which are consolidated before Judge Tunheim are proceeding in accordance with the scheduling orders he has rendered. There are also other actions involving products with Silzone® coating in various state courts in the United States that may or may not be coordinated with the matters presently before Judge Tunheim.

On January 16, 2004, the court in Ontario, Canada issued further rulings certifying a class of Silzone® patients in a class-action suit against the Company. The Company has sought leave to appeal the Court’s decision in this regard. Proceedings to certify a class in the Province of Quebec are also underway.

The Company is not aware of any unasserted claims related to Silzone® devices.

Company management believes that the final resolution of the Silzone® cases will take several years. While management reviews the claims that have been asserted from time to time and periodically engages in discussions about the resolution of claims with claimants’ representatives, management cannot reasonably estimate at this time the time frame in which any potential settlements or judgments would be paid out.  The Company accrues for contingent losses when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone® devices, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered (see Note 6 to the Condensed Consolidated Financial Statements). The Company has not accrued for any amounts associated with probable settlements or judgments because management cannot reasonably estimate such amounts. However, management believes that no significant claims will ultimately be allowed to proceed as class actions in the United States and, therefore, that all settlements and judgments will be covered under the Company’s remaining product liability insurance coverage (approximately $170 million at March 31, 2004), subject to the insurance companies’ performance under the policies (see Note 6 to the Condensed Consolidated Financial Statements for further discussion on the Company’s insurance carriers). As such, management believes that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by its product liability insurance policies or existing reserves will not have a material adverse effect on the Company’s statement of financial position or liquidity, although such costs may be material to the Company’s consolidated results of operations of a future period.

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

The ‘288 patent expired in December 2003. Accordingly, the final outcome of the appeal process cannot involve an injunction precluding the Company from selling ICD products in the future. Sales of the Company’s ICD products which Guidant asserts infringed the ‘288 patent were approximately 18% of the Company’s consolidated net sales during the fiscal year ended December 31, 2003.

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

Guidant 2004 Patent Litigation:  In February 2004, Guidant sued the Company in federal district court in Delaware alleging that the Company’s Epic™ HF ICD, Atlas®+ HF ICD and Frontier™ device infringe U.S Patent No. RE 38,119E (the ‘119 patent). Guidant also sued the Company in February 2004 alleging that the Company’s QuickSite™ 1056K pacing lead infringes U.S. Patent No. 5,755,766 (the ‘766 patent). This second suit was initiated in federal district court in Minnesota. Guidant is seeking an injunction against the manufacture and sale of these devices by the Company in the United States and compensation for what it claims are infringing sales of these products up through the effective date of the injunction. Sales of these St. Jude Medical devices in the United States were not material during the first quarter of 2004 and fiscal year 2003, although it is anticipated that once FDA approval is received, sales of these devices could become material in the future. The Company has not submitted a substantive response to Guidant’s claims at this time. Another competitor of the Company, Medtronic, Inc., which has a license to the ‘119 patent, is contending in a separate lawsuit with Guidant that the ‘119 patent is invalid.

The Company has not accrued any amounts for losses related to the Guidant 2004 patent litigation. Potential losses arising from this litigation are possible, but not estimable, at this time.

The range of such losses could be material to the operations, financial position and liquidity of the Company.

Symmetry™ Litigation:  The Company has been sued in seven cases in the United States alleging that its Symmetry™ Bypass System Aortic Connector (Symmetry™ device) caused bodily injury or might cause bodily injury. The first such suit as filed against the Company on August 5, 2003, in federal district court for the Western District of Tennessee, and the most recently initiated case was served upon the Company on April 23, 2004. The seven cases are venued in state court in Minnesota, federal court for the District of Minnesota, federal court in the Western District of Tennessee, federal court for the Northern District of Illinois and federal court in the Eastern District of Arkansas. Each of the complaints in these cases request damages ranging from $50 thousand to $100 thousand and, in some cases, seek an unspecified amount. Four of the seven cases are seeking class-action status. One of the cases seeking class-action status has been dismissed but the dismissal is being appealed by the plaintiff. The Company believes that those cases seeking class-action status will request damages for injuries and monitoring costs.

The Company’s Symmetry™ device was cleared through a 510(K) submission to the FDA, and therefore, is not eligible for the defense under the doctrine of federal preemption that such suits are prohibited. Given the Company’s self-insured retention levels under its product liability insurance policies, the Company expects that it will be solely responsible for these lawsuits, including any costs of defense, settlements and judgments. Company management believes that class-action status is not appropriate for the claims asserted based on the facts and case law. Discovery is in the very early stages in these cases.

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

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

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

Exhibit 32.1

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K

The Company filed a Form 8-K on January 6, 2004 to furnish pursuant to Item 9 a summary of the rulings on two motions brought by the Company in the Silzone® class-action litigation pending in federal district court in Minnesota.

The Company filed a Form 8-K on January 28, 2004 to furnish pursuant to Item 12 our press release issued on January 28, 2004 to report earnings for the fourth quarter and full-year 2003.

The Company filed a Form 8-K on January 30, 2004 to report pursuant to Item 5 that Mr. Terry L. Shepherd, Chairman and Chief Executive Officer of the Company, entered into a stock sales plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

The Company filed a Form 8-K on February 3, 2004 to report pursuant to Item 5 that the Company was sued by Guidant Corporation in Federal District Court in Delaware on February 2, 2004 alleging that the Company’s Atlas®+ HF ICD, Epic™ HF ICD and Frontier™ device infringe one of Guidant’s patents.

The Company filed a Form 8-K on February 24, 2004 to report pursuant to Item 5 that the Company was sued by Guidant Corporation in U.S. District Court for the District of Minnesota on February 24, 2004 alleging that the Company’s QuickSite™ 1056K pacing lead infringes one of Guidant’s patents.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

May 7, 2004

/s/ JOHN C. HEINMILLER

DATE

JOHN C. HEINMILLER

Vice President - Finance

and Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)