Form 10-Q
period 2004-06-30
ST JUDE MEDICAL INC
filed 2004-08-06
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 OR
___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .

Commission File Number: 0-8672

ST. JUDE MEDICAL, INC.
(Exact name of Registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1276891 (IRS Employer Identification No.)
One Lillehei Plaza St. Paul, Minnesota 55117 (Address of principal executive offices)	(651) 483-2000 (Registrant’s telephone number, including area code)

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

The number of shares of common stock, par value $.10 per share, outstanding on July 30, 2004 was 176,996,914.

PART I   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales	$556,602	$495,093	$1,105,178	$936,477
Cost of sales	161,451	161,300	325,696	300,764

Gross profit	395,151	333,793	779,482	635,713
Selling, general and administrative expense	191,755	163,916	379,304	303,000
Research and development expense	68,870	60,203	134,450	116,145

Operating profit	134,526	109,674	265,728	216,568
Other income (expense)	121	(1,116)	(1,444)	81

Earnings before income taxes	134,647	108,558	264,284	216,649
Income tax expense	35,804	28,225	70,287	56,329

Net earnings	$98,843	$80,333	$193,997	$160,320

Net earnings per share:
Basic	$0.56	$0.45	$1.11	$0.89
Diluted	$0.53	$0.42	$1.05	$0.85
Weighted average shares outstanding:
Basic	176,302	180,289	175,445	179,588
Diluted	185,412	189,119	184,767	187,723

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2004 (Unaudited)	December 31, 2003 (See Note)

ASSETS
Current assets
Cash and equivalents	$521,441	$461,253
Accounts receivable, less allowance for doubtful accounts
of $34,153 in 2004 and $31,905 in 2003	552,160	501,759
Inventories	315,618	311,761
Deferred income taxes	112,605	112,376
Other	109,282	105,188

Total current assets	1,611,106	1,492,337

Property, plant and equipment - at cost	782,147	751,095
Less accumulated depreciation	(474,431)	(449,442)

Net property, plant and equipment	307,716	301,653

Other assets
Goodwill	564,107	407,013
Other intangible assets, net	174,290	154,404
Other	216,996	198,075

Total other assets	955,393	759,492

TOTAL ASSETS	$2,874,215	$2,553,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt	$—	$12,115
Accounts payable	123,873	128,206
Income taxes payable	64,464	72,376
Accrued expenses
Employee compensation and related benefits	194,466	190,152
Other	118,822	107,466

Total current liabilities	501,625	510,315

Long-term debt	374,664	351,813

Deferred income taxes	73,153	89,719

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock	—	—
Common stock (176,816,146 and 173,014,167 shares issued and
outstanding at June 30, 2004 and December 31, 2003, respectively)	17,682	17,301
Additional paid-in capital	182,484	35,627
Retained earnings	1,735,884	1,541,887
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(22,645)	(4,246)
Unrealized gain on available-for-sale securities	11,368	11,066

Total shareholders’ equity	1,924,773	1,601,635

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,874,215	$2,553,482

NOTE: The balance sheet at December 31, 2003 has been derived from the Company’s audited financial statements after consideration of the adjustments described in Note 2 to condensed consolidated financial statements. See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Six Months Ended June 30,	2004	2003

Operating Activities
Net earnings	$193,997	$160,320
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	31,666	31,137
Amortization	7,676	5,045
Equity in losses of Epicor Medical, Inc., net of income taxes	962	1,599
Deferred income taxes	(1,443)	20,948
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(58,948)	(44,773)
Inventories	(10,571)	(2,673)
Other current assets	(6,148)	(4,812)
Accounts payable and accrued expenses	5,595	20,409
Income taxes payable	63,600	22,991

Net cash provided by operating activities	226,386	210,191

Investing Activities
Purchase of property, plant and equipment	(39,911)	(22,248)
Business acquisition payments, net of cash acquired	(186,886)	(227,056)
Other	(24,189)	(42,983)

Net cash used in investing activities	(250,986)	(292,287)

Financing Activities
Proceeds from exercise of stock options and stock issued	75,553	56,989
Net borrowings (repayments) under short-term debt facilities	(11,964)	31,037
Issuance of long-term notes	—	173,350
Borrowings under debt facilities	1,224,550	—
Payments under debt facilities	(1,199,107)	—

Net cash provided by financing activities	89,032	261,376

Effect of currency exchange rate changes on cash	(4,244)	8,002

Net increase in cash and equivalents	60,188	187,282
Cash and equivalents at beginning of period	461,253	401,860

Cash and equivalents at end of period	$521,441	$589,142

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

New Accounting Pronouncements:   In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). In addition, on December 24, 2003, the FASB issued a revision of FIN 46 (the revised interpretation). The revised interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The Company’s adoption of FIN 46 in the first quarter of 2004 did not have an impact on its consolidated results of operations, financial position or cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net earnings, as reported	$98,843	$80,333	$193,997	$160,320
Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	(12,693)	(9,020)	(24,408)	(17,889)

Pro forma net earnings	$86,150	$71,313	$169,589	$142,431

Net earnings per share:
Basic - as reported	$0.56	$0.45	$1.11	$0.89
Basic - pro forma	0.49	0.40	0.97	0.79

Diluted - as reported	$0.53	$0.42	$1.05	$0.85
Diluted - pro forma	0.46	0.38	0.92	0.76

NOTE 2 – ACQUISITIONS

Epicor Medical, Inc.:   On June 8, 2004, the Company completed its acquisition of the remaining capital stock of Epicor Medical, Inc. (Epicor), a development stage company focused on developing products which use high intensity focused ultrasound (HIFU) to ablate cardiac tissue. In May 2003, the Company made an initial $15.0 million minority investment in Epicor and acquired an option to purchase the remaining ownership of Epicor prior to June 30, 2004 for $185.0 million. The Company considered the future cash flows of the business when it negotiated the purchase price of Epicor. Pursuant to the option, the Company paid $185.0 million in cash to acquire the remaining outstanding capital stock of Epicor on June 8, 2004. The original investment was accounted for under the cost method until the date the remaining shares were purchased. As a result, the Company did not recognize any portion of Epicor’s losses during this period. At the date of the subsequent acquisition, in accordance with step-acquisition treatment, the Company’s historical financial statements were adjusted retroactively to reflect the portion of Epicor’s operating losses attributable to the Company’s ownership from the date of the original investment until the final purchase and the Company’s portion of in-process research and development that would have been recognized as of the date of the original investment. These amounts totaled $3.6 million, net of tax, for the period described, and were recognized in other income (expense). Net consideration paid for the total acquisition was $198.0 million, which includes closing costs less $2.4 million of cash acquired.

The Company acquired Epicor to strengthen its product portfolio related to the treatment of atrial fibrillation. The goodwill recognized as part of the acquisition represents future product opportunities that did not have regulatory approval at the date of acquisition and is not deductible for tax purposes. The goodwill recognized in connection with the Epicor acquisition was allocated entirely to the Company’s Cardiac Rhythm Management/Cardiac Surgery (CRM/CS) reportable segment.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the Epicor acquisition (in thousands):

Current assets	$2,867
Goodwill	159,121
Purchased technology	21,700
Deferred income taxes	15,086
Other long-term assets	743

Total assets acquired	$199,517

Current liabilities	$2,707

Total liabilities assumed	$2,707

Net assets acquired	$196,810

In connection with the acquisition of Epicor, the Company recorded purchased technology valued at $21.7 million that has a useful life of 12 years. The Epicor acquisition did not provide for the payment of any contingent consideration.

Getz: On April 1, 2003, the Company completed its acquisition of Getz Bros. Co., Ltd. (Getz Japan), a distributor of medical technology products in Japan and the Company’s largest volume distributor in Japan. The Company paid 26.9 billion Japanese Yen in cash to acquire 100% of the outstanding common stock of Getz Japan. Net consideration paid was $219.2 million, which includes closing costs less $12.0 million of cash acquired.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the Getz acquisitions (in thousands):

Current assets	$124,696
Goodwill	67,901
Intangible assets	64,106
Other long-term assets	33,144

Total assets acquired	$289,847

Current liabilities	$27,094
Deferred income taxes	25,390

Total liabilities assumed	$52,484

Net assets acquired	$237,363

The goodwill recorded as a result of the Getz acquisitions is not deductible for income tax purposes.

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

During the first and second quarters of 2004 and fiscal year 2003, the Company also acquired various businesses involved in the distribution of the Company’s products. Aggregate consideration paid in cash was $6.6 million during the first six months of 2004 and $5.4 million during the full fiscal year 2003.

The results of operations of the Getz and Epicor acquisitions have been included in the Company’s consolidated results of operations since the date of acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in aggregate.

NOTE 3 – INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003

Finished goods	$209,558	$209,236
Work in process	31,714	32,547
Raw materials	74,346	69,978

	$315,618	$311,761

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments for the six months ended June 30, 2004 are as follows (in thousands):

	CRM/CS	Daig	Total

Balance at December 31, 2003	$352,144	$54,869	$407,013
Goodwill recorded from the Epicor transaction	159,121	—	159,121
Foreign currency translation	(2,447)	(16)	(2,463)
Other	436	—	436

Balance at June 30, 2004	$509,254	$54,853	$564,107

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization at June 30, 2004 and December 31, 2003 (in thousands):

		June 30, 2004		December 31, 2003

	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Amortized intangible assets:
Purchased technology and patents	$97,816	$23,091	$76,189	$21,253
Distribution agreements	48,691	6,086	49,348	3,701
Customer lists and relationships	56,841	10,007	50,511	7,278
Licenses and other	6,583	916	6,679	610

	$209,931	$40,100	$182,727	$32,842

Unamortized intangible assets:
Trademarks	$4,459		$4,519

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Silzone®Litigation:   In July 1997, the Company began marketing mechanical heart valves which incorporated a Silzone® coating. The Company later began marketing heart valve repair products incorporating a Silzone® coating. The Silzone® coating was intended to reduce the risk of endocarditis, a bacterial infection affecting heart tissue, which is associated with replacement heart valves.

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

The Company has settled a number of these Silzone®-related cases and others have been dismissed. Cases filed in the United States in federal courts have been consolidated in the federal district court for the district of Minnesota under Judge Tunheim. A number of class-action complaints have been consolidated into one case seeking certification of two separate classes. One proposed class in the consolidated complaint seeks injunctive relief in the form of medical monitoring. A second class in the consolidated complaint seeks an unspecified amount of money damages. In a March 27, 2003 ruling, the Court conditionally certified two separate classes, and also certified a class for patients claiming relief under Minnesota’s Consumer Protection Statutes.

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

In a July 15, 2004 order, Judge Tunheim added three additional states to the limited group of states from which he determined residents with Silzone® valves could proceed with a class action involving medical monitoring claims so long as they did not have a clinical injury. In this order, the Court also indicated that the class action he certified under Minnesota’s Consumer Protection Statutes should proceed. The Company intends to attempt to appeal the class certification orders as well as the Court’s preemption decision.

In addition to the class-type claims, there are currently 28 individual Silzone® cases filed in various federal courts where plaintiffs are each requesting damages ranging from $9.5 thousand to $120.5 million and, in some cases, seek an unspecified amount. These cases are proceeding in accordance with the orders issued by Judge Tunheim. There are also presently 20 individual state court suits filed involving 28 patients. The complaints in these cases each request damages ranging from $50 thousand to $100 thousand and, in some cases, seek an unspecified amount. These state court cases are proceeding in accordance with the orders issued by the judges in those matters.

In addition, a lawsuit seeking a class action for all persons residing in the European Economic Union member jurisdictions who have had a heart valve replacement and/or repair procedure using a product with Silzone® coating has been filed in Minnesota state court. The complaint seeks damages in an unspecified amount for the class, and in excess of $50 thousand for the representative plaintiff individually. The complaint also seeks injunctive relief in the form of medical monitoring. The Company removed this matter to the federal court in Minnesota, but the plaintiffs are challenging this removal and are seeking to have the case returned to Minnesota state court. The hearing on this issue occurred on June 22, 2004. The Company has indicated that it seeks to have the case transferred, consistent with applicable principles, from the United States to Europe for disposition, given that that is where the plaintiffs reside.

Four class-action cases and one individual case have been filed against the Company in Canada. In one such case in Ontario, the court certified that a class action may proceed involving Silzone® patients. The most recent decision on certification was issued by the Ontario court on January 16, 2004, but the Company has recently moved for leave to appeal the rulings on certification. Proceedings to certify a class in the Province of Quebec are also underway. In the United Kingdom, two cases involving two separate plaintiffs have been filed. The complaints in these cases request damages of unspecified amounts. One of these matters has not been served upon the Company, and the other is only in very preliminary stages.

The Company is not aware of any unasserted claims related to Silzone® devices. Company management believes that the final resolution of the Silzone® cases will take several years. While management reviews the claims that have been asserted from time to time and periodically engages in discussions about the resolution of claims with claimants’ representatives, management cannot reasonably estimate at this time the time frame in which any potential settlements or judgments would be paid out. The Company accrues for contingent losses when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone® devices, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered (see Note 6). The Company has not accrued for any amounts associated with probable settlements or judgments because management cannot reasonably estimate such amounts. However, management believes that no significant claims will ultimately be allowed to proceed as class actions in the United States and, therefore, that all settlements and judgments will be covered under the Company’s remaining product liability insurance coverage (approximately $160 million at July 12, 2004), subject to the insurance companies’ performance under the policies (see Note 6 for further discussion on the Company’s insurance carriers). As such, management believes that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by its product liability insurance policies or existing reserves will not have a material adverse effect on the Company’s statement of financial position or liquidity, although such costs may be material to the Company’s consolidated results of operations of a future period.

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

Guidant 2004 Patent Litigation:   In February 2004, Guidant sued the Company alleging that the Company’s Epic™ HF ICD, Atlas®+ HF ICD and Frontier™ device infringe U.S Patent No. RE 38,119E (the ‘119 patent). Guidant also sued the Company in February 2004 alleging that the Company’s QuickSite™ 1056K pacing lead infringes U.S. Patent No. 5,755,766 (the ‘766 patent). Guidant is seeking an injunction against the manufacture and sale of these devices by the Company in the United States and compensation for what it claims are infringing sales of these products up through the effective date of the injunction. Sales of these St. Jude Medical devices in the United States were not material during the first six months of 2004 or the full fiscal year 2003, although now that the Company has received FDA approval to market these products, it is anticipated that sales of these devices could become material in the future. The Company has not submitted a substantive response to Guidant’s claims at this time. Another competitor of the Company, Medtronic, Inc., which has a license to the ‘119 patent, is contending in a separate lawsuit with Guidant that the ‘119 patent is invalid.

The Company has not accrued any amounts for losses related to the Guidant 2004 patent litigation. Potential losses arising from this litigation are possible, but not estimable, at this time.

The range of such losses could be material to the operations, financial position and liquidity of the Company.

Symmetry™ Litigation:   The Company has been sued in thirteen cases in the United States alleging that its Symmetry™ Bypass System Aortic Connector (Symmetry™ device) caused bodily injury or might cause bodily injury. The first such suit was filed against the Company on August 5, 2003, and the most recently initiated case was served upon the Company on June 17, 2004. Each of the complaints in these cases request damages ranging from $50 thousand to $100 thousand and, in some cases, seek an unspecified amount. Four of the thirteen cases are seeking class-action status. One of the cases seeking class-action status has been dismissed but the dismissal is being appealed by the plaintiff. The Company believes that those cases seeking class-action status will request damages for injuries and monitoring costs.

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

Product Warranties:   The Company offers a warranty on various products, the most significant of which relate to its pacemaker and ICD systems. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Changes in the Company’s product warranty liability during the three and six months ended June 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Balance at beginning of period	$13,599	$15,556	$15,221	$14,755
Warranty expense recognized	63	1,128	357	2,188
Warranty credits issued	(324)	(732)	(2,240)	(991)

Balance at end of period	$13,338	$15,952	$13,338	$15,952

Other Contingencies:   The Company has contingent commitments to acquire various businesses involved in the distribution of its products that could total approximately $70 million in aggregate during 2004 to 2010, provided that certain contingencies are satisfied. The purchase prices of the individual businesses range from approximately $.4 million to $11.1 million.

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

The contingent consideration based on sales requires the Company to make additional payments totaling 5% of sales once cumulative sales exceed $50 million for the proximal and distal connectors collectively. There is no maximum amount of contingent consideration that could be paid related to sales. This contractual commitment ceases in 2009 if the minimum sales threshold is not attained prior to such date. If the minimum sales threshold is met prior to 2009, the commitment will extend for 10 years from the date the minimum sales threshold is met. Cumulative proximal and distal connector sales totaled $35 million through June 30, 2004.

NOTE 6 – SILZONE® SPECIAL CHARGES

On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventory of heart valve replacement and repair products incorporating Silzone® coating on the sewing cuff fabric. The Company concluded that it would no longer utilize Silzone® coating. As a result of the voluntary recall and product discontinuance, the Company recorded a special charge totaling $26.1 million during the first quarter of 2000. The $26.1 million special charge consisted of asset write-downs ($9.5 million), legal and patient follow-up costs ($14.4 million) and customer returns and related costs ($2.2 million).

The $9.5 million of asset write-downs related to inventory write-offs associated with the physical scrapping of inventory with Silzone® coating ($8.6 million), and to the write-off of a prepaid license asset and related costs associated with the Silzone® coating technology ($0.9 million). The $14.4 million of legal and patient follow-up costs related to the Company’s product liability insurance deductible ($3.5 million) and patient follow-up costs ($10.9 million) related to contractual and future monitoring activities directly related to the product recall and discontinuance. The $2.2 million of customer returns and related costs represented costs associated with the return of customer-owned Silzone® inventory.

In the second quarter of 2002, the Company determined that the Silzone® reserves should be increased by $11 million as a result of difficulties in obtaining certain reimbursements from the Company’s insurance carriers under its product liability insurance policies ($4.6 million), an increase in management’s estimate of the costs associated with future patient monitoring as a result of extending the time period in which it planned to perform patient monitoring activities ($5.8 million) and an increase in other related costs ($0.6 million). This additional accrual was included in selling, general and administrative expense during the second quarter ended June 30, 2002.

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

There were no Silzone® special charges recorded during the three or six months ended June 30, 2004 and 2003. A summary of the activity related to the remaining accruals for legal and monitoring costs and customer returns and related costs during the three and six months ended June 30, 2004 is as follows (in thousands):

	Legal and monitoring costs	Customer returns and related costs	Total

Balance at December 31, 2003	$27,906	$486	$28,392

Cash payments	(77)	(5)	(82)

Balance at March 31, 2004	$27,829	$481	$28,310

Cash payments	1	(123)	(122)

Balance at June 30, 2004	$27,830	$358	$28,188

In addition to the amounts available under the above Silzone® reserves, the Company has approximately $160 million remaining in product liability insurance currently available for the Silzone®-related matters. The Company’s remaining product liability insurance for Silzone® claims consists of a number of layers, each of which is covered by one or more insurance companies. The present layer of insurance, which is a $30 million layer, is covered by Lumberman’s Mutual Casualty Insurance, a unit of the Kemper Insurance Companies (collectively referred to as Kemper). Kemper’s credit rating by A.M. Best has been downgraded to a “D” (poor). Kemper is currently in “run off,” which means that it is not issuing new policies and is, therefore, not generating any new revenue that could be used to cover claims made under previously-issued policies. In the event Kemper was unable to pay part or all of such claims, the Company believes the other insurance carriers in its program will take the position that the Company will be directly liable for any claims and costs that Kemper is unable to pay. Kemper also provides part of the coverage for Silzone® claims in the Company’s final layer of insurance ($20 million of the final $50 million layer).

It is possible that Kemper will be unable to meet its obligations to the Company. If this were to happen, the Company could incur a loss of up to $50 million. The Company has not accrued for any such losses.

NOTE 7 – DEBT

The Company’s debt consists of the following (in thousands):

	June 30, 2004	December 31, 2003

Short-term debt	$—	$12,115

Long-term debt
1.02% Yen-denominated notes, due 2010	191,821	194,413
Commercial paper borrowings	182,843	157,400

	374,664	351,813

	$374,664	$363,928

The Company had a short-term, unsecured bank credit agreement that provided for borrowings of up to 3.8 billion Yen. Borrowings under the short-term, bank credit agreement bore interest at the floating Yen London InterBank Offered Rate (LIBOR) plus 0.50% per annum. The Company repaid the remaining borrowings under this agreement in April 2004.

In May 2004, the Company obtained a 1.0 billion Yen credit facility that expires in June 2005. Borrowings under the credit facility bear interest at the floating Tokyo InterBank Offered Rate (TIBOR) plus 0.50% per annum. There were no outstanding borrowings under this credit facility at June 30, 2004.

The Company has 1.02%, unsecured notes outstanding totaling 20.9 billion Yen, due in May 2010. The Company also issues short-term, unsecured commercial paper with maturities up to 270 days. These commercial paper borrowings bear interest at varying market rates.

The Company has a $150 million unsecured, revolving credit facility that expires in September 2004 and a $350 million unsecured, revolving credit facility that expires in September 2008. These credit facilities bear interest at the LIBOR plus 0.625% and 0.60% per annum, respectively, subject to adjustment in the event of a change in the Company’s debt ratings. There were no outstanding borrowings under these credit facilities at June 30, 2004 and December 31, 2003.

The Company classifies all of its commercial paper borrowings as long-term on its balance sheet as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed credit facility. Management continually reviews the Company’s cash flow projections and may from time to time repay a portion of the Company’s borrowings.

The Company’s 1.02% notes and revolving credit facilities contain various operating and financial covenants. Specifically, the Company must have a ratio of total debt to total capitalization not exceeding 55%, have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization) and the ratio of total debt to EBIT (net earnings before interest and income taxes)) not exceeding 3.0 to 1.0, and an interest coverage ratio (defined as the ratio of EBITDA to interest expense and the ratio of EBIT to interest expense) not less than 3.0 to 1.0. The Company also has limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. However, these agreements do not include provisions for the termination of the agreements or acceleration of repayment due to changes in the Company’s credit ratings. The Company was in compliance with all of its debt covenants at June 30, 2004.

NOTE 8 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital consists of 25 million shares of $1.00 per share par value preferred stock and 500 million shares of $0.10 per share par value common stock. The Company has designated 1.1 million of the authorized preferred shares as a Series B Junior Preferred Stock for its shareholder rights plan. There were no shares of preferred stock issued or outstanding during the first six months of 2004 or 2003.

NOTE 9 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Numerator:
Net earnings	$98,843	$80,333	$193,997	$160,320
Denominator:
Basic-weighted average shares outstanding	176,302	180,289	175,445	179,588
Effect of dilutive securities:
Employee stock options	9,104	8,817	9,317	8,123
Restricted shares	6	13	5	12

Diluted-weighted average shares outstanding	185,412	189,119	184,767	187,723

Basic net earnings per share	$0.56	$0.45	$1.11	$0.89

Diluted net earnings per share	$0.53	$0.42	$1.05	$0.85

Diluted-weighted average shares outstanding have not been adjusted for certain employee stock options and awards where the effect of those securities would not have been dilutive.

NOTE 10 – COMPREHENSIVE INCOME

Other comprehensive income (expense) consists of unrealized gains or losses on available-for-sale marketable securities and foreign currency translation adjustments, net of taxes. Other comprehensive income (expense) was $(4.5) million and $32.6 million for the three months ended June 30, 2004 and 2003, and ($18.1) million and $48.6 million for the six months ended June 30, 2004 and 2003. Total comprehensive income combines reported net earnings and other comprehensive income (expense). Total comprehensive income was $94.4 million and $113.0 million for the three months ended June 30, 2004 and 2003, and $175.9 million and $208.9 million for the six months ended June 30, 2004 and 2003.

NOTE 11 – OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Equity method loss in Epicor	$(561)	$(2,161)	$(1,311)	$(2,161)
Interest income	1,608	1,675	3,177	3,678
Interest expense	(1,067)	(273)	(2,407)	(470)
Other	141	(357)	(903)	(966)

	$121	$(1,116)	$(1,444)	$81

NOTE 12 – SEGMENT INFORMATION

Segment Information:   The Company develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management (CRM), cardiac surgery (CS) and cardiology and vascular access (C/VA) therapy areas. The Company has three operating segments, Cardiac Rhythm Management (CRM), Cardiac Surgery (CS) and Daig, which focus on the development and manufacture of products for the three therapy areas. The primary products produced by each segment are: CRM — pacemaker and ICD systems; CS — mechanical and tissue heart valves; Daig — electrophysiology catheters, vascular closure devices and other cardiology and vascular access products. The Company has aggregated the CRM and CS segments into one reportable segment based primarily upon their similar operational and economic characteristics.

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

The following table presents certain financial information about the Company’s reportable segments (in thousands):

	CRM/CS	Daig	Other	Total

Three Months ended June 30, 2004:
Net sales	$420,863	$112,789	$22,950	$556,602
Operating profit (a)	251,683	64,342	(181,499)	134,526

Three Months ended June 30, 2003:
Net sales	$385,200	$89,198	$20,695	$495,093
Operating profit (a)	228,257	48,334	(166,917)	109,674

Six Months ended June 30, 2004:
Net sales	$831,269	$225,843	$48,066	$1,105,178
Operating profit (a)	505,383	126,952	(366,607)	265,728

Six Months ended June 30, 2003:
Net sales	$744,851	$170,931	$20,695	$936,477
Operating profit (a)	433,243	92,212	(308,887)	216,568

(a)	Other operating profit includes certain costs of goods sold and operating expenses managed by the Company’s selling and corporate functions.

There have been no material changes in total assets of the Company’s reportable segments since December 31, 2003.

Net sales by class of similar products were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2004	2003	2004	2003

Cardiac rhythm management	$390,657	$350,788	$770,832	$669,211
Cardiac surgery	71,850	70,383	144,499	136,536
Cardiology and vascular access	94,095	73,922	189,847	130,730

	$556,602	$495,093	$1,105,178	$936,477

Geographic Information:   The following tables present certain geographical financial information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales (a)	2004	2003	2004	2003

United States	$300,153	$289,491	$599,590	$566,506
International
Europe	146,231	116,636	288,909	227,462
Japan	64,434	56,829	129,567	84,601
Other (b)	45,784	32,137	87,112	57,908

	256,449	205,602	505,588	369,971

	$556,602	$495,093	$1,105,178	$936,477

Long-Lived Assets	June 30, 2004	December 31, 2003

United States	$950,214	$741,833
International
Europe	93,481	96,520
Japan	147,335	152,772
Other	72,079	70,020

	312,895	319,312

	$1,263,109	$1,061,145

(a)    Net sales are attributed to geographies based on location of the customer.
(b)    No one geographic market is greater than 5% of consolidated net sales.

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

CRM

  bradycardia pacemaker systems (pacemakers),
  tachycardia implantable cardioverter defibrillator systems (ICDs), and electrophysiology (EP) catheters

CS

  mechanical and tissue heart valves, and
  valve repair products

C/VA

  vascular closure devices,
  angiography catheters,
  guidewires, and
  hemostasis introducers

Our products are sold in more than 120 countries around the world. Our largest geographic markets are the United States, Europe and Japan.

References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.

Financial Summary
Net sales in the second quarter and first six months of 2004 increased approximately 12% and 18% over the second quarter and first six months of 2003, respectively, led by growth in several product categories, including pacemakers, vascular closure devices and ICDs and the positive impact of foreign currency translation. In addition, incremental revenue as a result of our acquisition of Getz Bros. Co., Ltd. in Japan (Getz Japan) also contributed to our first six months 2004 net sales growth. In the second quarter of 2004, pacemaker net sales grew approximately 7% to $227 million and vascular closure net sales increased approximately 34% to $70 million, strengthening our leadership position in the vascular closure market. ICD net sales grew approximately 19% to $127 million in the second quarter of 2004. In the first six months of 2004, pacemaker net sales grew approximately 11% to $450 million, vascular closure net sales increased approximately 40% to $140 million, and ICD net sales grew approximately 18% to $246 million.

Net earnings and diluted net earnings per share for the second quarter of 2004 increased approximately 23% and 26%, respectively, over the second quarter of 2003, and net earnings and diluted net earnings per share for the first six months of 2004 increased approximately 21% and

24%, respectively, over 2003. These increases were due to incremental profits resulting from higher sales and to operating margin improvements.

Our cash flows from operations remained strong during the first six months of 2004, helping to further strengthen our balance sheet and providing cash to repay outstanding debt, partially offsetting the impact of funding our acquisition of Epicor Medical, Inc. in June 2004. We ended the quarter with $521 million of cash and equivalents and $375 million in long-term debt.

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

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; estimated useful lives of property, plant and equipment; income taxes; Silzone® special charge accruals; and legal reserves. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

RESULTS OF OPERATIONS

Acquisitions & Investments
Acquisitions can have an impact on the comparison of our operating results and financial condition from year to year.

On June 8, 2004, the Company completed its acquisition of the remaining capital stock of Epicor Medical, Inc. (Epicor), a development stage company focused on developing products which use high intensity focused ultrasound (HIFU) to ablate cardiac tissue. In May 2003, the Company made an initial $15.0 million minority investment in Epicor and acquired an option to purchase the remaining ownership of Epicor prior to June 30, 2004 for $185.0 million. Pursuant to the option, the Company paid $185.0 million in cash to acquire the remaining outstanding capital stock of Epicor on June 8, 2004. The original investment was accounted for under the cost method until the date the remaining shares were purchased. As a result, the Company did not recognize any portion of Epicor’s losses during this period. At the date of the subsequent acquisition, in accordance with step-acquisition treatment, the Company’s historical financial statements were adjusted retroactively to reflect the portion of Epicor’s operating losses attributable to the Company’s ownership from the date of the original investment until the final purchase and the Company’s portion of in-process research and development that would have been recognized as of the date of the original investment. These amounts which totaled $3.6 million, net of tax, for the period described, were recognized in other income (expense). Net consideration paid for the total acquisition was $198.0 million, which includes closing costs less $2.4 million of cash acquired.

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

The results of operations of the Getz Japan and Getz Australia (collectively referred to as Getz) and Epicor acquisitions have been included in our consolidated results of operations from the date of acquisition. Pro forma results of operations have not been presented since the effects of these acquisitions were not material to our consolidated financial statements either individually or in aggregate.

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

The following table presents certain financial information about our reportable segments (in thousands):

	CRM/CS	Daig	Other	Total

Three Months ended June 30, 2004:
Net sales	$420,863	$112,789	$22,950	$556,602
Operating profit (a)	251,683	64,342	(181,499)	134,526

Three Months ended June 30, 2003:
Net sales	$385,200	$89,198	$20,695	$495,093
Operating profit (a)	228,257	48,334	(166,917)	109,674

Six Months ended June 30, 2004:
Net sales	$831,269	$225,843	$48,066	$1,105,178
Operating profit (a)	505,383	126,952	(366,607)	265,728

Six Months ended June 30, 2003:
Net sales	$744,851	$170,931	$20,695	$936,477
Operating profit (a)	433,243	92,212	(308,887)	216,568

(a)	Other operating profit includes certain costs of goods sold and operating expenses managed by the Company's selling and corporate functions.

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

Net Sales
Net sales by class of similar products were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Cardiac rhythm management
Pacemaker systems	$227,072	$212,094	$450,134	$403,645
ICD systems	126,560	106,479	246,127	208,426
Electrophysiology catheters	37,025	32,215	74,571	57,140

	390,657	350,788	770,832	669,211

Cardiac surgery
Heart valves	66,504	64,488	133,238	127,848
Other cardiac surgery products	5,346	5,895	11,261	8,688

	71,850	70,383	144,499	136,536

Cardiology and vascular access
Vascular closure devices	69,941	52,251	140,010	99,735
Other cardiology and vascular access products	24,154	21,671	49,837	30,995

	94,095	73,922	189,847	130,730

	$556,602	$495,093	$1,105,178	$936,477

Overall, net sales increased 12% in the second quarter of 2004 over the second quarter of 2003. For the first six months of 2004, net sales increased 18% over the same period one year ago. Second quarter 2004 net sales were favorably impacted by growth in unit volume of approximately 15%. For the first six months of 2004, net sales were favorably impacted by growth in unit volume of approximately 14% and incremental revenue related to the Getz acquisitions of $42 million. The additional revenue from Getz was generated from the sale of non-St. Jude Medical manufactured products sold by Getz and the incremental revenue on the sale of St. Jude Medical manufactured products. Prior to April 1, 2003, we recognized revenue from the sale of our products to Getz as our distributor. Foreign currency translation had a favorable impact on second quarter and first six months net sales as compared with these same periods in 2003 of approximately $19 million and $43 million, respectively, due primarily to the strengthening of the Euro and the Yen against the U.S. dollar. This amount is not indicative of the impact of foreign currency translation on net earnings due to partially offsetting unfavorable foreign currency translation impacts on operating costs. Overall, average selling price declines negatively impacted net sales in the second quarter and first six months of 2004 by approximately 2% for both periods, compared with the second quarter and first six months of 2003. We also experienced an additional 4% and 3% decline in net sales in the second quarter and first six months of 2004 due to a larger portion of our sales mix coming from lower-priced markets outside of the United States.

Cardiac rhythm management net sales increased 11% in the second quarter of 2004 over the second quarter of 2003, and 15% in the first six months of 2004 over the same period one year ago. Second quarter 2004 CRM net sales were favorably impacted by growth in unit volume of approximately 15%. For the first six months of 2004, CRM net sales increased due to unit growth of approximately 14% and incremental revenue related to the Getz acquisitions of approximately $20 million. Foreign currency translation also had a favorable impact on CRM net sales in the second quarter and first six months of 2004 as compared with these same periods in 2003 of approximately $12 million and $29 million, respectively. The increases in CRM net sales were partially offset by average selling price declines of approximately 2% in both the second quarter and the first six months of 2004 as compared with the same periods in 2003. We also had an additional decline in CRM net sales of approximately 5% in the second quarter of

2004 and 3% in the first six months of 2004 due to a larger portion of our CRM sales mix coming from lower-priced markets outside of the United States. Net sales of pacemaker systems increased 7% in the second quarter of 2004 due to an increase in pacemaker unit sales and approximately $8 million of favorable impact from foreign currency translation. Net sales of pacemaker systems increased 12% in the first six months of 2004 due to an increase in pacemaker unit sales, $13 million of favorable impact from the Getz acquisitions and approximately $19 million of favorable impact from foreign currency translation. These increases in the second quarter and first six months of 2004 were offset in part by low single-digit percentage declines in average selling prices and a larger portion of our sales mix coming from lower-priced markets outside of the United States. Net sales of ICD systems increased 19% in the second quarter of 2004 and 18% in the first six months of 2004 due to growth in ICD unit sales, offset in part by low single-digit percentage declines in average selling prices and a larger portion of our sales mix coming from lower-priced markets outside of the United States. Net sales of ICD systems in the second quarter and first six months of 2004 also included favorable impact from foreign currency translation approximately $3 million and $7 million, respectively. Electrophysiology catheter net sales increased 15% in the second quarter of 2004 due primarily to an increase in unit sales and approximately $2 million of favorable impact from foreign currency translation. Electrophysiology catheter net sales increased 31% in the first six months of 2004 due primarily to an increase in unit sales, $7 million of favorable impact from the Getz acquisitions and approximately $3 million of favorable impact from foreign currency translation.

Cardiac surgery net sales increased 2% in the second quarter of 2004 over the second quarter of 2003, and 6% in the first six months of 2004 over the same period one year ago. The increase in second quarter 2004 CS net sales over the first quarter of 2003 was due primarily to an increase in unit volume of approximately 4% and approximately $3 million of favorable impact from foreign currency translation partially offset by a global average selling price decline of approximately 3%. The increase in first six months 2004 CS net sales was due primarily to approximately $10 million of favorable impact from the Getz acquisitions and approximately $7 million of favorable impact from foreign currency translation, partially offset by a decrease in unit volume of approximately 3% and a global average selling price decline of approximately 2%. Heart valve net sales increased 3% in the second quarter of 2004 due primarily to an increase in unit volume of approximately 5% and approximately $3 million of favorable impact from foreign currency translation. Heart valve net sales increased 4% in the first six months of 2004 due primarily to $5 million of favorable impact from the Getz acquisitions and approximately $7 million of favorable impact from foreign currency translation, partially offset by a slight decrease in unit sales. Net sales of other cardiac surgery products decreased 9% in the second quarter of 2004 due primarily to reduction in unit volumes. Net sales of other cardiac surgery products increased 30% in the first six months of 2004 due primarily to $5 million of favorable impact from the Getz acquisitions, partially offset by a reduction in unit volumes.

Cardiology and vascular access net sales increased 27% in the second quarter of 2004 over the second quarter of 2003, and 45% in the first six months of 2004 over the same period one year ago. Second quarter 2004 C/VA net sales were favorably impacted by growth in unit volume of approximately 26% and $3 million of favorable impact from foreign currency translation. Partially offsetting these increases was a decline in net sales of approximately 3% due to a larger portion of our C/VA sales mix coming from lower-priced markets outside of the United States. For the first six months of 2004, C/VA net sales were favorably impacted by growth in unit volume of approximately 34%, incremental revenue related to the Getz acquisitions of $13 million, and approximately $7 million of favorable impact from foreign currency translation. Partially offsetting these increases was a decline in net sales of approximately 3% due to a larger portion of our C/VA sales mix coming from lower-priced markets outside of the United States. Net sales of vascular closure devices increased 34% in the second quarter and 40% in the first six months of 2004 due to an increase in Angio-Seal™ unit sales and approximately $2 million and $5 million, respectively, of favorable impact from foreign currency translation. These increases were partially offset by a low single-digit percentage decline in global average selling prices due to a larger portion of our sales mix coming from lower-priced markets outside of the United States. Net sales of other cardiology and vascular access products increased 12% in the second quarter due to an increase in unit sales. For the first six months of 2004, net sales of other cardiology and vascular access products increased 61% due primarily to $13 million of sales of non-St. Jude Medical manufactured products distributed by Getz Japan and an increase in unit sales.

Gross Profit
Gross profit for the second quarter of 2004 totaled $395.2 million, or 71.0% of net sales, as compared with $333.8 million, or 67.4% of net sales, for the second quarter of 2003. For the first six months of 2004, gross profit was $779.5 million, or 70.5% of net sales, compared with $635.7 million, or 67.9% of net sales, for the first six months of 2003. The increase in our gross profit percentage during the second quarter and first six months of 2004 is primarily the result of reduced material costs and increased labor efficiencies due to continued improvements in our CRM manufacturing processes, and to lower overhead costs per unit as a result of higher CRM production volumes. In addition, our ongoing cost management efforts helped to improve our gross profit percentage.

Gross profit for the second quarter of 2004 also increased by 1.7% points as compared to the second quarter of 2003 as a result of the moderating impact from the Getz Japan acquisition. On April 1, 2003, we valued the Getz Japan-owned inventory of pacemaker systems and heart valves at fair value in accordance with acquisition accounting rules. This fair value was established as the price at which we had sold the inventory to Getz Japan. As these inventory items were sold subsequent to April 1, 2003, our gross profit percentage was reduced since the gross profit recognized by Getz Japan was less than our historical gross profit related to the sale of these items to Getz Japan as our distributor. As a substantial portion of the Getz Japan-owned pacemaker inventory was sold prior to end of the second quarter of 2003, our gross profit percentage in the second quarter of 2004 has improved. For the full year 2004, we anticipate that our gross profit percentage will be in a range of 70.5% to 71.5%.

Selling, General and Administrative (SG&A) Expense
SG&A expense for the second quarter of 2004 totaled $191.8 million, or 34.5% of net sales, as compared with $163.9 million, or 33.1% of net sales, for the second quarter of 2003. The increase was primarily due to increased selling and marketing expenses in anticipation of our entry into the cardiac resynchronization therapy (CRT) segments of the U.S. pacemaker and ICD markets at the end of the second quarter.

For the first six months of 2004, SG&A expense totaled $379.3 million, or 34.3% of net sales, compared with $303.0 million, or 32.4% of net sales, for the first six months of 2003. This increase is due primarily to the CRT related expenses noted above and the addition of the Getz direct sales organization beginning April 1, 2003, which included approximately 400 sales, sales support and marketing personnel.

Research and Development (R&D) Expense
R&D expenses in the second quarter of 2004 totaled $68.9 million, or 12.4% of net sales, compared with $60.2 million, or 12.2% of net sales, for the second quarter of 2003. For the first six months of 2004, R&D expense totaled $134.5 million, or 12.2% of net sales, compared with $116.1 million, or 12.4% of net sales, for the first six months of 2003. The increase in the dollar amount of R&D expenses was due primarily to our increased spending on the development of new products and related clinical trials, including our CRT devices and other products to treat emerging indications including atrial fibrillation.

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

In the second quarter of 2002, we determined that the Silzone® reserves should be increased by $11 million as a result of difficulties in obtaining certain reimbursements from our insurance carriers under our product liability insurance policies ($4.6 million), an increase in our estimate of the costs associated with future patient monitoring as a result of extending the time period in which we planned to perform patient monitoring activities ($5.8 million) and an increase in other related costs ($0.6 million). This additional accrual was included in selling, general and administrative expense during the second quarter ended June 30, 2002.

There were no Silzone® special charges recorded during the three or six months ended June 30, 2004 and 2003. A summary of the activity related to the remaining accruals for legal and monitoring costs and customer returns and related costs during the three and six months ended June 30, 2004 is as follows (in thousands):

	Legal and monitoring costs	Customer returns and related costs	Total

Balance at December 31, 2003	$27,906	$486	$28,392

Cash payments	(77)	(5)	(82)

Balance at March 31, 2004	$27,829	$481	$28,310

Cash payments	1	(123)	(122)

Balance at June 30, 2004	$27,830	$358	$28,188

In addition to the amounts available under the above Silzone® reserves, we have approximately $161 million remaining in product liability insurance currently available for the Silzone®-related matters. See the discussion of one of our product liability insurance carriers, Kemper, in Note 6 to the Condensed Consolidated Financial Statements.

Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Equity method loss in Epicor	$(561)	$(2,161)	$(1,311)	$(2,161)
Interest income	1,608	1,675	3,177	3,678
Interest expense	(1,067)	(273)	(2,407)	(470)
Other	141	(357)	(903)	(966)

	$121	$(1,116)	$(1,444)	$81

The increase in other income (expense) during the second quarter of 2004 compared with the second quarter of 2003 was primarily due to a decrease in equity method losses incurred by Epicor partially offset by higher levels of interest expense as a result of increased borrowings. The decrease in other income (expense) during the first six months of 2004 compared with the same period in 2003 was primarily due to higher interest expense as a result of increased borrowings, partially offset by a decrease in equity method losses incurred by Epicor.

Income Taxes
Our effective income tax rate was 26.6% for the second quarter and first six months of 2004 and 26.0% for the same periods in 2003. The increase in our effective income tax rate in 2004 is due to a larger percentage of our taxable income being generated in higher tax rate jurisdictions. We expect that our effective income tax rate for the remaining quarters of 2004 will be in the range of 26.0% to 27.0%.

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

The pacemaker and ICD markets are highly competitive. There are currently three principal suppliers to these markets, including us, and our two principal competitors each have substantially more assets and sales than us. Rapid technological change in these markets is expected to continue, requiring us to invest heavily in R&D and to effectively market our products. Two trends began to emerge in these markets during 2002. The first involved a shift of some traditional pacemaker patients to ICD devices in the United States, and the second involved the increasing use of resynchronization devices in both the U.S. ICD and pacemaker markets. Our competitors in CRM have had approved resynchronization devices in the U.S. market during this period. We obtained U.S. regulatory approval to market our resynchronization devices in May and June 2004. A large portion of our sales growth in CRM products in the near-term is dependent on market acceptance of our resynchronization devices.

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

We operate in an industry that is susceptible to significant product liability claims. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class. In addition, product liability claims may be asserted against us in the future relative to events that are not known to us at the present time. Our product liability insurance coverage as of July 1, 2004 is $425 million, with a $75 million deductible per claim. In light of our significant self-insured retention, our product liability insurance coverage is designed to help protect against a catastrophic claim.

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

FINANCIAL CONDITION

Our liquidity and cash flows remained strong during the first six months of 2004. Cash provided by operating activities was $226.4 million for the six months ended June 30, 2004, a $16.2 million increase over the same period one year ago due primarily to increased earnings. Our ratio of current assets to current liabilities was 3.2 to 1.0 at June 30, 2004, as compared to 2.9 to 1.0 at December 31, 2003.

At June 30, 2004, we had $521.4 million of cash and equivalents, up from $461.3 at December 31, 2003. At June 30, 2004 and December 31, 2003, substantially all of our cash and equivalents were held by our non-U.S. subsidiaries. These funds are available for use by our U.S. operations; however, assuming we accomplished a repatriation under current law by paying an intracompany dividend, the amount paid would be subject to additional U.S. taxes upon repatriation which could total as much as 33% of the amount repatriated.

Our capital structure consists of equity and interest-bearing debt. Our debt to total capital ratio (total interest-bearing debt as a percentage of total interest-bearing debt and equity) was 16.3% and 18.5% at June 30, 2004 and December 31, 2003, respectively. Total interest-bearing debt at June 30, 2004 increased approximately $11 million from December 31, 2003 due to the impact of funding the Epicor transaction, substantially offset by repayment of debt obligations. The repayment of debt was driven by excess cash generated from operations and $75.6 million of proceeds from employee stock option exercises.

We had a short-term, unsecured bank credit agreement that provided for borrowings of up to 3.8 billion Yen. Borrowings under the short-term, bank credit agreement bore interest at the floating Yen London InterBank Offered Rate (LIBOR) plus 0.50% per annum. We repaid the remaining borrowings under this agreement in April 2004.

In May 2004, we obtained a 1.0 billion Yen credit facility that expires in June 2005. Borrowings under the credit facility bear interest at the floating Tokyo InterBank Offered Rate (TIBOR) plus 0.50% per annum. There were no outstanding borrowings under this credit facility at June 30, 2004.

We have 1.02%, unsecured Yen-denominated notes outstanding totaling 20.9 billion Yen, or $191.8 million and $194.4 million at June 30, 2004 and December 31, 2003, respectively. These notes are due in May 2010.

We have a $150 million unsecured, revolving credit facility that expires in September 2004 and a $350 million unsecured, revolving credit facility that expires in September 2008. These credit facilities bear interest at the LIBOR plus 0.625% and 0.60% per annum, respectively, subject to adjustment in the event of a change in the Company’s debt ratings. There were no outstanding borrowings under these credit facilities at June 30, 2004 and December 31, 2003.

We maintain a commercial paper program that allows us to issue debt securities at varying market rates with maturities up to 270 days from the date of issuance (effective rates of 1.2% at June 30, 2004 and 1.2% at December 31, 2003). Our outstanding commercial paper borrowings were $182.8 million and $157.4 million at June 30, 2004 and December 31, 2003, respectively. We classify all of our commercial paper borrowings as long-term on the balance sheet as we have the ability to repay any short-term maturity with available cash from our existing long-term, committed credit facility. We continually review our cash flow projections and may from time to time repay a portion of the borrowings.

Our 1.02% notes and revolving credit facilities contain various operating and financial covenants (see Note 7 to the Condensed Consolidated Financial Statements). We were in compliance with all of our debt covenants at June 30, 2004. We believe that these covenants will not have a material impact on our ability to borrow in the future.

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

Item 4.   CONTROLS AND PROCEDURES

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fiscal quarter ended June 30, 2004, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Subsequent to the Company’s voluntary recall, the Company has been sued in various jurisdictions and now has cases pending in the United States, Canada, and United Kingdom by some patients who received a Silzone® device. Some of these claims allege bodily injuries as a result of an explant or other complications, which they attribute to the Silzone® devices. Others, who have not had their device explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. Some of these cases have been settled, some have been dismissed and others are on-going. Some of these cases, both in the United States and Canada, are seeking class-action status. A summary of the number of Silzone® cases by jurisdiction as of July 12, 2004 follows:

U.S. Cases

•	Multi-District Litigation (MDL) and federal district court in Minnesota:

•	Eight original class-action complaints have been consolidated into one case seeking certification of two separate classes. The first complaint seeking class-action status was served upon the Company on April 27, 2000 and all eight original complaints seeking class-action status were consolidated into one case on October 22, 2001. One proposed class in the consolidated complaint seeks injunctive relief in the form of medical monitoring. A second class in the consolidated complaint seeks an unspecified amount of money damages.

•	28 individual cases are presently filed. The first individual complaint that was transferred to the MDL court was served upon the Company on November 28, 2000, and the most recent individual complaint that was transferred to the MDL court was served upon the Company on April 13, 2004. The complaints in these cases each request damages ranging from $9.5 thousand to $120.5 million and, in some cases, seek an unspecified amount.

•	20 individual state court suits involving 28 patients are presently filed. Cases are venued in the following states: California, Florida, Illinois, Minnesota, Nevada, New York, South Carolina, Tennessee and Texas. The first individual state court complaint was served upon the Company on March 1, 2000 and the most recent individual state court complaint was served upon the Company on June 22, 2004. The complaints in these cases each request damages ranging from $50 thousand to $100 thousand and, in some cases, seek an unspecified amount.

•	A lawsuit seeking a class action for all persons residing in the European Economic Union member jurisdictions who have had a heart valve replacement and/or repair procedure using a product with Silzone® coating was filed in Minnesota state court and served upon the Company on February 11, 2004. The complaint seeks damages in an unspecified amount for the class, and in excess of $50 thousand for the representative plaintiff individually. The complaint also seeks injunctive relief in the form of medical monitoring. The Company removed this matter to the federal court in Minnesota, but the plaintiffs are challenging this removal and are seeking to have the case returned to Minnesota state court. A hearing on this issue occurred on June 22, 2004. In any event, the Company has indicated that it seeks to have the case transferred, consistent with applicable principles, from the United States to Europe for disposition, given that that is where the plaintiffs reside.

•	Two cases involving 70 patients were dismissed in Texas by the trial court on April 25, 2002 and February 14, 2003, respectively; the plaintiffs in these two cases have appealed. The first of these cases was served upon the Company on October 29, 2001, and the second case was served upon the Company on November 8, 2002. The complaints in these cases request damages in an unspecified amount.

Non-U.S. Cases

Canada:

•	Four class-action cases involving five named plaintiffs and one individual case involving two named plaintiffs are pending (cases are venued in the provinces of British Columbia, Ontario and Quebec); in one case, class-action status has been granted by the court. The first complaint in Canada was served upon the Company on August 18, 2000, and the most recent Canadian complaint was served upon the Company on March 14, 2004. The complaints in these cases each request damages ranging from 1.5 million to 500 million Canadian dollars.

UK:

•	Two cases involving two separate plaintiffs have been filed. The first complaint in the UK was filed on August 28, 2003, and the most recent complaint was filed on February 10, 2004. One of these two complaints has been served upon the Company. The complaints in these cases request damages of unspecified amounts.

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

On January 5, 2004, Judge Tunheim issued further rulings concerning the classes that he had conditionally certified. More specifically, the judge declined to grant class-action status to personal injury claims; however, he granted class-action status for patients from a limited group of states to proceed with medical monitoring claims, so long as they do not have a clinical injury.

Judge Tunheim also ruled against the Company in a separate order on the issue of preemption and held that the plaintiff’s causes of action were not preempted by the U.S. Food and Drug Act.

In a July 15, 2004 order, Judge Tunheim added three additional states to the limited group of states from which he determined residents with Silzone® valves could proceed with a class action involving medical monitoring claims so long as they did not have a clinical injury. In this order, the Court also indicated that the class action he certified under Minnesota’s Consumer Protection Statutes should proceed. The Company intends to attempt to appeal the class certification orders as well as the Court’s preemption decision.

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

The Company is not aware of any unasserted claims related to Silzone® devices. Company management believes that the final resolution of the Silzone® cases will take several years. While management reviews the claims that have been asserted from time to time and periodically engages in discussions about the resolution of claims with claimants’ representatives, management cannot reasonably estimate at this time the time frame in which any potential settlements or judgments would be paid out. The Company accrues for contingent losses when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone® devices, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered (see Note 6 to the Condensed Consolidated Financial Statements). The Company has not accrued for any amounts associated with probable settlements or judgments because management cannot reasonably estimate such amounts. However, management believes that no significant claims will ultimately be allowed to proceed as class actions in the United States and, therefore, that all settlements and judgments will be covered under the Company’s remaining product liability insurance coverage (approximately $160 million at July 12, 2004), subject to the insurance companies’ performance under the policies (see Note 6 to the Condensed Consolidated Financial Statements for further discussion on the Company’s insurance carriers). As such, management believes that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by its product liability insurance policies or existing reserves will not have a material adverse effect on the Company’s statement of financial position or liquidity, although such costs may be material to the Company’s consolidated results of operations of a future period.

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

Guidant 2004 Patent Litigation:   In February 2004, Guidant sued the Company in federal district court in Delaware alleging that the Company’s Epic™ HF ICD, Atlas®+ HF ICD and Frontier™ device infringe U.S Patent No. RE 38,119E (the ‘119 patent). Guidant also sued the Company in February 2004 alleging that the Company’s QuickSite™ 1056K pacing lead infringes U.S. Patent No. 5,755,766 (the ‘766 patent). This second suit was initiated in federal district court in Minnesota. Guidant is seeking an injunction against the manufacture and sale of these devices by the Company in the United States and compensation for what it claims are infringing sales of these products up through the effective date of the injunction. Sales of these

St. Jude Medical devices in the United States were not material during the first six months of 2004 and fiscal year 2003, although now that the Company has received FDA approval to market these products, it is anticipated that sales of these devices could become material in the future. The Company has not submitted a substantive response to Guidant’s claims at this time. Another competitor of the Company, Medtronic, Inc., which has a license to the ‘119 patent, is contending in a separate lawsuit with Guidant that the ‘119 patent is invalid.

The Company has not accrued any amounts for losses related to the Guidant 2004 patent litigation. Potential losses arising from this litigation are possible, but not estimable, at this time. The range of such losses could be material to the operations, financial position and liquidity of the Company.

Symmetry™ Litigation:   The Company has been sued in thirteen cases in the United States alleging that its Symmetry™ Bypass System Aortic Connector (Symmetry™ device) caused bodily injury or might cause bodily injury. The first such suit as filed against the Company on August 5, 2003, in federal district court for the Western District of Tennessee, and the most recently initiated case was served upon the Company on June 17, 2004. The thirteen cases are venued in state court in Minnesota, federal court for the District of Minnesota, federal court in the Western District of Tennessee, federal court for the Northern District of Illinois and federal court in the Eastern District of Arkansas. Each of the complaints in these cases request damages ranging from $50 thousand to $100 thousand and, in some cases, seek an unspecified amount. Four of the seven cases are seeking class-action status. One of the cases seeking class-action status has been dismissed but the dismissal is being appealed by the plaintiff. The Company believes that those cases seeking class-action status will request damages for injuries and monitoring costs.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2004 Annual Meeting of Shareholders held on May 12, 2004, the shareholders approved the following:

a)	A proposal to elect three directors to the Company’s Board of Directors to serve three-year terms ending at the Company’s annual meeting in 2007, as follows:

Director	Votes For	Votes Against
Michael A. Rocca	152,947,233	2,424,047
David A. Thompson	146,686,198	8,685,082
Stefan K. Widensohler	151,730,636	3,640,644

In addition, the terms of the following directors continued after the meeting: directors with a term ending in 2005 – Richard R. Devenuti, Stuart M. Essig, Thomas H. Garrett III and Wendy L. Yarno; and directors with a term ending in 2006 – Daniel J. Starks and Frank C-P Yin. On May 12, 2004, Terry L. Shepherd, whose term as a director expired in 2004, retired from the Board of Directors.

b)

A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for 2004. The proposal received 137,844,192 votes for and 16,238,407 votes against, with the holders of 1,288,681 shares abstaining.

c)	A proposal to approve the Company’s Management Incentive Compensation Plan. The proposal received 147,003,661 votes for and 5,641,137 votes against, with the holders of 2,726,482 shares abstaining.

d)

A proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 250,000,000 to 500,000,000. The proposal received 140,239,472 votes for and 13,724,083 votes against, with the holders of 1,407,725 shares abstaining.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 3.1 Articles of Incorporation, as amended June 1, 2004.

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

The Company filed a Form 8-K on April 21, 2004 to furnish pursuant to Item 12 its press release issued on April 21, 2004 to report earnings for the first quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.
August 5, 2004	/s/ John C. Heinmiller

DATE	JOHN C. HEINMILLER Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)