Form 10-K
period 2004-12-31
ST JUDE MEDICAL INC
filed 2005-03-11
CIK 203077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR

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
______________________________

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.   Yes      X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes      X      No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $13.1 billion at July 2, 2004 (the last trading day of the Registrant’s most recently completed second fiscal quarter), when the closing sale price of such stock, as reported on the New York Stock Exchange, was $36.96 per share.

The Registrant had 360,900,825 shares of its $0.10 par value Common Stock outstanding as of March 2, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2004, are incorporated by reference into Parts I and II. Portions of the Company’s definitive proxy statement for the Company’s 2005 Annual Meeting of Shareholders, are incorporated by reference into Part III.

PART I

Item 1.   BUSINESS

General
St. Jude Medical, Inc., together with its subsidiaries (collectively St. Jude, St. Jude Medical or the Company) develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management (CRM), cardiac surgery (CS) and cardiology and vascular access (C/VA) therapy areas. The Company’s principal products in each of these therapy areas are as follows:

CRM

o	bradycardia pacemaker systems (pacemakers),
o	tachycardia implantable cardioverter defibrillator systems (ICDs), and
o	electrophysiology (EP) catheters

CS

o	mechanical and tissue heart valves,
o	valve repair products, and
o	epicardial ablation systems

C/VA

o	vascular closure devices,
o	angiography catheters,
o	guidewires, and
o	hemostasis introducers

The Company markets and sells its products through both a direct sales force and independent distributors. The principal geographic markets for the Company’s products are the United States, Europe and Japan. St. Jude also sells its products in Canada, Latin America, Australia, New Zealand and the Asia-Pacific region.

Acquisitions
On February 15, 2005, the Company announced that it signed a definitive agreement to acquire the business of Velocimed, for $82.5 million less approximately $8.5 million of cash expected to be on hand at Velocimed at closing plus additional contingent payments tied to revenues in excess of minimum future targets, and a milestone payment upon U.S. Food and Drug Administration (FDA) approval of the Premere™ patent foramen ovale closure system. Velocimed is a privately held company which develops and manufactures specialty interventional cardiology devices.

On January 13, 2005, the Company completed its acquisition of Endocardial Solutions, Inc. (ESI) for $280.5 million, which includes closing costs less $8.2 million of cash acquired. ESI was publicly traded on the NASDAQ market under the ticker symbol ECSI. ESI develops, manufactures, and markets the EnSite® System used for the navigation and localization of diagnostic and therapeutic catheters used by physician specialists to diagnose and treat cardiac rhythm disorders.

On October 7, 2004, the Company completed its acquisition of the remaining capital stock of Irvine Biomedical, Inc. (IBI), a privately held company that develops and sells electrophysiology (EP) catheter products used by physician specialists to diagnose and treat cardiac rhythm disorders. In April 2003, the Company acquired a minority investment of 14% in IBI through the Company’s acquisition of Getz Bros. Co., Ltd. (Getz Japan). The Company paid approximately $50.6 million to acquire the remaining 86% of IBI capital stock it did not already own.

On June 8, 2004, the Company completed its acquisition of the remaining capital stock of Epicor Medical, Inc. (Epicor), a company focused on developing products which use High Intensity Focused Ultrasound (HIFU) to ablate cardiac tissue. In May 2003, the Company made an initial $15.0 million minority investment in Epicor and acquired an option to purchase the remaining ownership of Epicor prior to June 30, 2004 for $185.0 million. Pursuant to the option, the Company paid $185.0 million in cash to acquire the remaining outstanding capital stock of Epicor on June 8, 2004. Net consideration paid for the total acquisition was $198.0 million, which includes closing costs less $2.4 million of cash acquired.

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

Minority Investment
On January 12, 2005, we made an initial equity investment of $12.5 million pursuant to the Preferred Stock Purchase and Acquisition Option Agreement (the Purchase and Option Agreement) and an Agreement and Plan of Merger (the Merger Agreement), entered into with ProRhythm, Inc., (ProRhythm). The initial investment equated to a 9% ownership interest and is accounted for under the cost method. ProRhythm is developing a high intensity focused ultrasound (HIFU) catheter-based ablation system for the treatment of atrial fibrillation. Under the terms of the Purchase and Option Agreement, we have the option to make, or ProRhythm can require an additional $12.5 million equity investment through January 31, 2006, upon completion of specific clinical and regulatory milestones.

The Purchase and Option Agreement also provides that we have the exclusive right, but not the obligation, through March 31, 2007, to acquire ProRhythm for $125 million in cash consideration payable to the ProRhythm stockholders (other than us) pursuant to the terms and conditions set forth in the Merger Agreement (the Merger), with additional cash consideration payable to the ProRhythm stockholders (other than us) after the consummation of the Merger, if ProRhythm achieves certain performance-related milestones.

Reportable Segments
The Company has two reportable segments, the Cardiac Rhythm Management/Cardiac Surgery (CRM/CS) segment and the Daig segment, which focus on the development and manufacture of the Company’s products. The primary products produced by each segment are: CRM/CS — pacemaker and implantable cardioverter defibrillator (ICD) systems, mechanical and tissue heart valves and other cardiac surgery products; Daig — electrophysiology catheters, vascular closure devices and other cardiology and vascular access products.

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

The following table presents certain financial information about the Company’s reportable segments (in thousands):

	CRM/CS	Daig	Other	Total

Fiscal Year Ended December 31, 2004
Net sales	$1,729,862	$470,720	$93,591	$2,294,173
Operating profit (a)	1,015,621	254,270	(733,933)	535,958
Total assets (b)(c)	877,448	156,972	2,196,327	3,230,747

Fiscal Year Ended December 31, 2003
Net sales	$1,499,425	$366,433	$66,656	$1,932,514
Operating profit (a)	873,904	202,007	(619,966)	455,945
Total assets (b)(c)	639,724	147,270	1,766,488	2,553,482

Fiscal Year Ended December 31, 2002
Net sales	$1,305,750	$284,179	$—	$1,589,929
Operating profit (a)	713,341	149,592	(492,978)	369,955
Total assets (b)(c)	723,414	134,610	1,093,355	1,951,379

(a)	Other operating profit includes certain costs of goods sold and operating expense managed by the Company’s selling and corporate functions. In fiscal year 2004, the Company recorded $40.9 million of special charges that are included in the Other operating profit. Additionally, the Company recorded $9.1 million of purchased in-process research and development in conjunction with the IBI acquisition that is included in the Daig operating profit.

(b)	Other total assets include the assets managed by the Company’s selling and corporate functions, including end customer receivables, inventory, corporate cash and equivalents and deferred income taxes.

(c)	The Company does not compile expenditures for long-lived assets by segment and, therefore, has not included this information as it is impracticable to do so.

Net sales by class of similar products were as follows (in thousands):

Net Sales	2004	2003	2002

Cardiac rhythm management	$1,630,610	$1,365,212	$1,147,489
Cardiac surgery	274,979	270,933	250,957
Cardiology and vascular access	388,584	296,369	191,483

	$2,294,173	$1,932,514	$1,589,929

The following tables present certain geographical information (in thousands):

Net Sales (a)	2004	2003	2002

United States	$1,264,756	$1,129,055	$1,042,766
International
Europe	577,058	465,369	347,936
Japan	267,723	207,431	95,813
Other (b)	184,636	130,659	103,414

Total International	1,029,417	803,459	547,163

	$2,294,173	$1,932,514	$1,589,929

Long-Lived Assets (c)	2004	2003	2002

United States	$1,042,690	$744,445	$674,119
International
Europe	102,172	96,520	88,194
Japan	163,736	152,772	267
Other	74,356	70,020	62,213

Total International	340,264	319,312	150,674

	$1,382,954	$1,063,757	$824,793

(a)   Net sales are attributed to geographies based on location of the customer.
(b)   No one geographic market is greater than 5% of consolidated net sales.
(c)   Long-lived assets exclude deferred income taxes.

St. Jude was incorporated in Minnesota in 1976.

Principal Products
Cardiac Rhythm Management:   The Company’s pacemaker systems treat patients with hearts that beat too slowly, a condition known as bradycardia. Typically implanted pectorally, just below the collarbone, pacemakers monitor the heart’s rate and, when necessary, deliver low-level electrical impulses that stimulate an appropriate heartbeat. The pacemaker is connected to the heart by one to three leads that carry the electrical impulses to the heart and information from the heart back to the pacemaker. An external programmer enables the physician to retrieve diagnostic information from the pacemaker and reprogram the pacemaker in accordance with the patient’s changing needs. Single-chamber pacemakers sense and stimulate only one chamber of the heart (atrium or ventricle), while dual-chamber devices can sense and pace in both the upper atrium and lower ventricle chambers. Bi-ventricle pacemakers can sense and pace in three chambers: (atrium and both ventricle chambers).

St. Jude Medical’s current pacing products include the new Team ADx® pacemakers, a group comprised of the Identity® ADx, Integrity® ADx, and Verity™ ADx families of devices. The Identity® DR and Identity® XL DR devices were approved by the FDA in March 2003, with the rest of the Team ADx™ devices receiving FDA approval in May 2003. The Team ADx devices received European CE Mark in August 2003. The Identity® ADx family models maintain the therapeutic advancements of previous St. Jude Medical pacemakers, including the AF Suppression™ algorithm and the Beat-by-Beat™ AutoCapture™ Pacing System. This family offers new Atrial Tachycardia(AT)/Atrial Fibrillation(AF) arrhythmia diagnostics. The Integrity® ADx devices now offer programmable electrograms. These features are designed to help physicians better manage pacemaker patients suffering from AF—the world’s most common cardiac arrhythmia.

St. Jude Medical also offers Identity® pacemakers with enhanced electrograms; and Integrity® and Integrity® µ (Micro) pacemaker models, built on the Affinity® platform with its Beat-by-Beat™ AutoCapture™ Pacing System. Other pacing products include the Affinity® pacemakers, and the Entity® family of pacemakers, containing the Omnisense® activity-based sensor. These pacemaker families contain many advanced features and diagnostic capabilities to optimize cardiac therapy. All are small and physiologic in shape to enhance patient comfort. The Microny® II SR+ and Microny® K, are the world’s smallest pacemakers. The Microny® SR+ and the Regency® pacemaker families are available outside the United States.

The Identity® ADx, Integrity® ADx, Verity™ ADx, Identity®, Integrity®, Affinity®, Entity® and Microny® and Regency® families of pacemakers all offer the unique Beat-by-Beat™ AutoCapture™ Pacing System. The AutoCapture™ Pacing System enables the pacemaker to monitor every paced beat to verify that the heart has been stimulated (known as capture), delivers a back-up pulse in the event of noncapture, continuously measures threshold, and makes adjustments in energy output to match changing patient needs. In addition, the Identity® ADx, Integrity® ADx, Identity® and Integrity® pacemakers include St. Jude Medical’s AF Suppression™ Algorithm, a therapy designed to suppress atrial fibrillation.

St. Jude Medical also markets low-voltage device-based ventricular resynchronization systems (bi-ventricular) designed for the treatment of heart failure and suppression of atrial fibrillation.  Within the United States, the Company’s pacemakers are the only bi-ventricular pacing devices indicated for use in patients with chronic atrial fibrillation who have been treated with AV nodal ablation.  These device systems include the Frontier™ and Frontier II™ (FDA approved in August 2004 and CE Mark approved in September 2004) bi-ventricular stimulation devices, designed to enhance cardiac function by synchronizing the contractions of the heart’s two ventricles, the Aescula® and QuickSite™ LV pacing leads, and the Alliance™, Seal-Away™ CS and Apeel™ Catheter Delivery Systems.

St. Jude Medical’s current pacing leads include the Tendril® SDX (models 1688 and 1488), and Tendril® DX active-fixation lead families, and the IsoFlex® S and Passive Plus®DX passive-fixation lead families, all available worldwide. All these lead families feature steroid elution, which helps suppress the body’s inflammatory response to a foreign object. The passive fixation Membrane® EX lead family is also currently available outside the United States.

The Company’s ICD systems treat patients with hearts that beat inappropriately fast, a condition known as tachycardia. ICDs monitor the heartbeat and deliver higher energy electrical impulses, or “shocks,” to terminate ventricular tachycardia (VT) and ventricular fibrillation (VF). In VT, the lower chambers of the heart contract at an abnormally rapid rate and typically deliver less blood to the body’s tissues and organs. VT can progress to VF, in which the heart beats so rapidly and erratically that it can no longer pump blood. Like pacemakers, ICDs are typically implanted pectorally, connected to the heart by leads, and programmed non-invasively.

The Company’s full ICD product offering includes the Epic™+ VR/DR and Epic™ VR/DR ICDs, the Atlas®+ VR/DR and Atlas® VR/DR ICDs, Photon® µ (Micro) DR/VR ICD, Photon® DR ICD, and Contour® MD ICD. St. Jude Medical received FDA approval and European CE Mark of the Epic™+ VR/DR ICDs in April 2003, and FDA approval and European CE Mark of the Atlas®+ VR/DR ICDs in October 2003. The Epic™ ICD family devices are very small ICDs that deliver 30 joules of energy. The Atlas® ICD family devices offer high energy and small size without compromising charge times, longevity or feature set flexibility. The Epic™+ DR ICD and the Atlas®+ DR ICD both contain St. Jude Medical’s AF Suppression™ algorithm, which is clinically proven to reduce AF burden.

The Company’s ICDs are used with the single and dual-shock electrode Riata® transvenous defibrillation leads. The Riatai® integrated bipolar single and dual-shock leads were FDA approved and launched in April 2004 and received European CE mark in May 2004, making the Riata® ICD leads the most complete ICD lead family currently available. The Riata® leads are an advanced family of small-diameter, steroid-eluting, active or passive fixation defibrillation leads.

In June 2004, St. Jude Medical received FDA approval for its line of products designed to treat heart failure. These products included the Atlas+ HF, the highest output cardiac resynchronization therapy device (CRT-D) in the industry at 36 joules delivered and 42 joules stored; the Epic HF, the smallest 30 joule CRT-D available; the Aescula Model 1055K left-ventricular lead; and the QuickSite Model 1056K, the most stable left-ventricular lead in the world with a less than 1% dislodgment rate.

In November 2004, St. Jude Medical received FDA approval for its Atlas+ HF and Epic HF ICDs with the ventricle to ventricle (V-V) timing feature. V-V timing allows the clinician to program the timing between the two ventricles to optimize ventricular function and cardiac output, which may further increase the number of responders to CRT. Full launch activities began in December 2004.

In December 2004, St. Jude Medical launched the QuickSite Bipolar Model 1056T left-ventricular lead in Europe. That same month, a pre-market approval (PMA) application to the FDA was made for the 1056T. St. Jude Medical expects FDA approval and full market launch for the 1056T by mid-year 2005.

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

Programmers are small and mobile and are maintained predominantly by the Company’s sales representatives at their homes and transported to the hospitals in their vehicles when either implants or follow-up visits are scheduled. In these cases, the Company’s sales representatives are on site at the hospitals to assist the physicians, nurses and technicians in operating the programmers at the time of patient implants or follow-up visits. Alternatively, programmers are stored at high-volume cardiac centers as a matter of convenience.

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

St. Jude’s Model 3510 universal series pacemaker and ICD programmer is an easy-to-use programmer that supports the Company’s pacemakers and ICDs. The Model 3510 universal series programmer allows the physician to utilize the diagnostic and therapeutic capabilities of the Company’s pacemakers and ICDs.

Housecall Plus, approved for use in the United States and Canada, is a remote monitoring system for St. Jude Medical ICDs (Atlas, Atlas+, Atlas+ HF, Epic, Epic+, Epic HF) that works with standard analog telephone lines.  It consists of a dedicated receiver (mini desktop computer) and a small answering machine sized transmitter.  Physicians can better manage their increased number of ICD patients by conducting remote follow-up sessions efficiently, obtaining complete diagnostics in real time (similar to an in-office data interrogation), and choosing how they wish to use/operate the system.  Patients enjoy the comfort and convenience of their own home while interacting with a live technician to assist them in transmission.

Electrophysiology is the study of the heart’s electrical activity, which controls how quickly and effectively the heart beats. EP catheters and introducers are placed into the human heart through blood vessels in order to diagnose and treat cardiac arrhythmias (abnormal heart rhythms).

St. Jude Medical offers a variety of EP products in multiple configurations. For diagnosing arrhythmias, the Company’s Supreme™ and Response™ fixed-curve catheters and Livewire™ steerable diagnostic catheters provide options for physicians dealing with unique anatomical situations. Swartz™ Guiding Introducers and the Telesheath™ Left Atrial Introducer System provide a stable foundation in the left atrium, guiding catheters to precise locations. Finally, the Company’s Livewire TC™ Ablation Catheters apply therapeutic radiofrequency (RF) energy to cardiac tissue, helping to manage or cure many cardiac arrhythmias.

Cardiac Surgery:   Heart valve replacement or repair may be necessary because the natural heart valve has deteriorated due to congenital defects or disease. Heart valves facilitate the one-way flow of blood in the heart and prevent significant backflow of blood into the heart and between the heart’s chambers. St. Jude offers both mechanical and tissue replacement heart valves and valve repair products. The St. Jude Medical® mechanical heart valve has been implanted in over 1.5 million patients worldwide. The SJM Regent® mechanical heart valve was approved for sale in Europe in December 1999 and received FDA approval for U.S. market release in March 2002. In the United States, the Company markets the Toronto SPV® stentless tissue valve, which received FDA approval in 1997. Outside the United States, the Company markets the SJM Epic™ stented tissue heart valve, the SJM Biocor® stented tissue valve, the Toronto SPV® stentless tissue valve and the Toronto Root™ tissue valve. The Toronto Root® tissue valve is a stentless aortic root bioprosthesis used when aortic root disease accompanies valve disease. The Toronto Root® tissue valve is currently in U.S. and Canadian clinical studies. The SJM Epic® stented tissue heart valves are also currently in U.S. clinical studies. St. Jude anticipates FDA approval of the SJM Biocor® tissue valve in the second half of 2005.

The Company also offers a line of heart valve repair products, including the semi-rigid SJM® Séguin annuloplasty ring and the fully flexible SJM Tailor™ annuloplasty ring. Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral heart valves.

During the fourth quarter of 2004, the Company initiated a limited market release of its Epicor™ Cardiac Ablation System (Epicor System). This technology was acquired as part of the Company’s Epicor acquisition in June 2004. By applying HIFU to the outside of a beating heart, the Epicor System creates cardiac ablation lesions without the need to put the patient on a heart-lung bypass machine, leading to safe, effective, and reproducible therapy. The primary components of the Company’s Epicor System include the Ablation Control System™ (ACS) that generates and controls the ultrasound energy, the UltraCinch™ that wraps around the heart and creates a long linear lesion and the UltraWand™ that allows for additional linear lesions to be customized by the physician.

Cardiology and Vascular Access:   The Company produces specialized disposable cardiovascular devices, including vascular closure devices, angiography catheters, bipolar temporary pacing catheters, percutaneous catheter introducers and diagnostic guidewires.

The Company’s vascular closure devices are used to close femoral artery puncture sites following angioplasty, stenting and diagnostic procedures. St. Jude Medical’s newest vascular closure product, the Angio-Seal™ STS Plus, was launched globally in the third quarter of 2003. The Angio-Seal™ STS Plus model has incorporated improvements to the STS Platform device design to provide customers a device which provides optimal product performance, reliability and ease of use. The design changes include a newly designed arteriotomy locator that provides a smooth transition from locator to insertion sheath, newly positioned blood inlet holes that eliminate the insertion sheath tip from having to exit and re-enter the arteriotomy site and a new lock-in hub design. The design still incorporates many of the design features of the STS Platform, including the self-tightening suture, which eliminates the need for a post-placement spring, allowing for completion of the entire procedure in the catheterization lab. It also integrates the Secure-Cap™, which facilitates proper deployment through audible, tactile and visual confirmations during the closure process.

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

Suppliers
St. Jude purchases raw materials and other products from numerous suppliers. The Company’s manufacturing requirements comply with the rules and regulations of the FDA, which mandates extensive testing and validation of materials prior to use in the Company’s products. St. Jude uses sole-sourced inventory items in certain products. St. Jude has been advised periodically by some suppliers that they may terminate sales of products to customers that manufacture implantable medical devices in an effort to reduce their potential product liability exposure. Some of these suppliers have modified their positions and have indicated a willingness to temporarily continue to provide product until an alternative vendor or product can be qualified, or to reconsider the supply relationship. While the Company believes that alternative sources of raw materials are available and that there is sufficient lead time in which to qualify other sources, any supply interruption could have a material adverse effect on the Company’s ability to manufacture its products.

Competition
The medical technology industry is highly competitive and is characterized by rapid product development and technological change. Within the medical technology industry, competitors range from small start-up companies to companies with significant resources. The Company’s customers consider many factors when choosing supplier partners, including product reliability, clinical outcomes, product availability, inventory consignment, price and product services provided by the manufacturer. St. Jude believes that it competes on the basis of all these factors. Market share can shift as a result of technological innovation, product recalls and safety alerts and other business factors. As a result, the Company has a need to provide the highest quality products and services. St. Jude expects the competition to continue to increase with the use of tactics such as consigned inventory, bundled product sales and reduced pricing.

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

St. Jude is the world’s leading manufacturer and supplier in the mechanical heart valve market, which includes two other principal manufacturers and suppliers (Carbomedics, a Sorin Group company, and ATS Medical, Inc.) and several smaller manufacturers. The Company also competes against two principal tissue heart valve manufacturers (Edwards Lifesciences Corporation and Medtronic, Inc.) and many other smaller manufacturers.

The global cardiology and vascular access therapy area is growing and has numerous competitors. Over 70% of the Company’s sales in this area are from vascular closure devices. St. Jude currently holds the number one market position in the highly competitive vascular closure device market. Other vascular closure device competitors include Abbott Laboratories and Datascope Corp. The Company anticipates other large companies will enter this market in the coming years, which will likely increase competition.

Marketing
The Company’s products are sold in more than 130 countries throughout the world. No distributor organization or single customer accounted for more than 10% of 2004, 2003 or 2002 consolidated net sales.

In the United States, St. Jude sells directly to hospitals primarily through a direct sales force. In Europe, the Company has direct sales organizations selling in 15 countries. In Japan, the Company sells directly to hospitals through a direct sales force due to its acquisition of Getz Japan on April 1, 2003, and also continues to use longstanding independent distributor relationships. Throughout the rest of the world, the Company uses a combination of independent distributors and direct sales forces.

Group purchasing organizations (GPO) and independent delivery networks (IDN) and large single accounts such as the Veterans Administration in the United States continue to consolidate purchasing decisions for some of the Company’s hospital customers. The Company has contracts in place with many of these organizations. In some circumstances, the inability of the Company to obtain a contract with a GPO or IDN could adversely affect the Company’s efforts to sell its products to that organization’s hospitals.

Payment terms worldwide are consistent with local country practices. In some developed markets and in many emerging markets, payment terms are typically longer than those in the United States. Orders are shipped as they are received and, therefore, no material backlog exists.

Seasonality
The Company’s quarterly net sales are influenced by many factors, including new product introductions, acquisitions, regulatory approvals, patient holiday schedules and other factors. Net sales in the third quarter are typically lower than other quarters of the year as a result of patient tendencies to defer, if possible, cardiac procedures during the summer months and from the seasonality of the U.S. and European markets, where summer vacation schedules normally result in fewer procedures. Large orders may disrupt the net sales patterns.

Research and Development
The Company is focused on the development of new products and on improvements to existing products. Research and development expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of certain new products and processes and to maintain the highest quality standards with respect to existing products. The Company’s research and development expenses were $281.9 million (12.3% of net sales) in 2004, $241.1 million (12.5% of net sales) in 2003 and $200.3 million (12.6% of net sales) in 2002. Research and development expense for 2004 excludes $9.1 million of purchased in-process research and development charges relating to the acquisition of Irvine Biomedical, Inc. in October 2004.

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

The FDA also regulates recordkeeping for medical devices and reviews hospital and manufacturers’ required reports of adverse experiences to identify potential problems with FDA-authorized devices. Regulatory actions may be taken by the FDA due to adverse experience reports.

Diagnostic-related groups (DRG) and Ambulatory Patient Classifications (APC) reimbursement schedules regulate the amount that the U.S. government, through the Centers for Medicare and Medicaid Services (CMS), will reimburse hospitals for care of persons covered by Medicare. In response to rising Medicare and Medicaid costs, several legislative proposals are under consideration that would restrict future funding increases for these programs. Changes in current DRG and APC reimbursement levels could have an adverse effect on the Company’s domestic pricing flexibility.

Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of such information. In particular, in December 2000, the U.S. Department of Health and Human Services published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA privacy rule). This regulation was finalized in October 2002. The HIPAA privacy rule governs the use and disclosure of protected health information by “covered entities,” which are healthcare providers that submit electronic claims, health plans and healthcare clearinghouses. Other than to the extent the Company self-insures part of its employee health benefits plans, the HIPAA privacy rule affects the Company only indirectly. The Company’s policy is to maintain patients’ privacy and work with customers and business partners in their HIPAA compliance efforts.

St. Jude’s international business is subject to medical device laws in individual countries outside the United States. These laws range from extensive device approval requirements in some countries for all or some of the Company’s products, to requests for data or certifications in other countries. Generally, international regulatory requirements are increasing. In the European Union, the regulatory systems have been consolidated, and approval to market in all European Union countries (represented by the CE Mark) can be obtained through one agency. In addition, initiatives to limit the growth of healthcare costs, including price regulation, are also underway in other countries in which the Company does business. Implementation of healthcare reforms in significant markets such as Japan, Germany and other countries may limit the price of, or the level at which reimbursement is provided for the Company’s products.

The United States Medicare-Medicaid Anti-kickback law generally prohibits payments to physicians or other purchasers of medical products under these government programs in exchange for the purchase of a product. Many foreign countries have similar laws. The Company subscribes to the AdvaMed Code (AdvaMed is a U.S. medical device industry trade association) which limits certain marketing and other practices in the Company’s relationship with product purchasers. The Company also adheres to many similar codes in countries outside the United States.

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

Insurance
The Company operates in an industry that is susceptible to significant product liability claims. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class. In addition, product liability claims may be asserted against the Company in the future, relative to events that are not known to management at the present time. As a result of the catastrophic events of September 11, 2001, enormous losses were sustained by property and casualty insurers which substantially reduced their capacity and/or willingness to provide future insurance coverage. Consequently, since 2001 the Company’s product liability insurance premiums have increased over 450%, and the total coverage has been reduced. The Company’s current product liability policy (for the period April 1, 2004 through April 1, 2005) provides $425 million of insurance coverage, with a $75 million deductible per occurrence. In light of the significant self-insured retention, St. Jude’s product liability insurance coverage is designed to help protect the Company against a catastrophic claim.

California earthquake insurance is currently difficult to procure, extremely costly, and restrictive in terms of coverage. The Company’s earthquake and related business interruption insurance for its CRM operations located in Sylmar and Sunnyvale, California, provides $30 million of insurance coverage, with a deductible equal to 5% of the total value of the facility and contents involved in the claim. Several factors preclude the Company from determining the effect an earthquake may have on its business. These factors include, but are not limited to, the severity and location of the earthquake, the extent of any damage to the Company’s manufacturing facilities, the impact of an earthquake on the Company’s California workforce, and the infrastructure of the surrounding communities and the extent, if any, of damage to the Company’s inventory and work in process. While the Company’s exposure to significant losses from a California earthquake would be partially mitigated by its ability to manufacture some of its CRM products at its Swedish manufacturing facility, the losses could have a material adverse effect on the Company for a period of time that cannot be predicted. The Company has expanded the manufacturing capabilities at its Swedish facility and has constructed a pacemaker component manufacturing facility in Arizona. In addition, the Company has moved significant finished goods inventory to locations outside California. These facilities and inventory transfers would further mitigate the adverse impact of a California earthquake.

Employees
As of December 31, 2004, the Company had approximately 7,900 full-time employees. St. Jude’s employees are not represented by any labor organizations, with the exception of the Company’s employees in Sweden and certain employees in France. St. Jude has never experienced a work stoppage as a result of labor disputes. The Company believes that its relationship with its employees is generally good.

International Operations
The Company’s international business is subject to such special risks as currency exchange controls and fluctuations, the imposition or increase of import or export duties and surtaxes, and international credit, financial and political problems. Currency exchange rate fluctuations relative to the U.S. dollar can affect reported consolidated revenues and net earnings. The Company may hedge a portion of this exposure from time to time to reduce the effect of foreign currency rate fluctuations on net earnings. See the “Market Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” incorporated herein by reference from the Financial Report included in the Company’s 2004 Annual Report to Shareholders. Operations outside the United States also present complex tax and cash management issues that necessitate sophisticated analysis and diligent monitoring to meet the Company’s financial objectives.

Availability of SEC Reports
The Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after they are filed or furnished to the Securities and Exchange Commission. Such reports are available on the Company’s Web site (http://www.sjm.com) under the Investor Relations section or can be obtained by contacting the Company’s Investor Relations group at 1.800.552.7664 or at St. Jude Medical, Inc., One Lillehei Plaza, St. Paul, Minnesota 55117. Information included on the Company’s Web site is not deemed to be incorporated into this Annual Report on Form 10-K.

Item 2.   PROPERTIES

St. Jude’s principal executive offices are located in St. Paul, Minnesota. These facilities are owned by the Company. Manufacturing facilities are located in California, Minnesota, Arizona, South Carolina, Canada, Brazil, Puerto Rico and Sweden. The Company owns approximately 52%, or 338,000 square feet, of its total manufacturing space. All of the owned manufacturing space is in the CRM/CS segment. The remaining manufacturing space is leased.

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

Subsequent to the Company’s voluntary recall, the Company has been sued in various jurisdictions and now has cases pending in the United States, Canada, the United Kingdom, Ireland and France by some patients who received a Silzone® device. Some of these claims allege bodily injuries as a result of an explant or other complications, which they attribute to the Silzone® devices. Others, who have not had their device explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. Some of the cases involving Silzone products have been settled, some have been dismissed and others are on going. Some of these cases, both in the United States and Canada, are seeking class-action status. A summary of the number of Silzone® cases by jurisdiction as of February 25, 2005 follows:

U.S. Cases

o	Multi-District Litigation (MDL) and federal district court in Minnesota:

o

Eight original class-action complaints have been consolidated into one case seeking certification of two separate classes. The first complaint seeking class-action status was served upon the Company on April 27, 2000 and all eight original complaints seeking class-action status were consolidated into one case on October 22, 2001. One proposed class in the consolidated complaint seeks injunctive relief in the form of medical monitoring. A second class in the consolidated complaint seeks an unspecified amount of monetary damages. A third class in the consolidated complaint seeks an unspecified amount of monetary damages under Minnesota’s Consumer Protection Statutes.

o

Eighteen individual cases are pending as of February 25, 2005 in the MDL. The first individual complaint that was transferred to the MDL court was served upon the Company on November 28, 2000, and the most recent individual complaint that was transferred to the MDL court was served upon the Company on September 15, 2004. The complaints in these cases each request damages ranging from $10 thousand to $120.5 million and, in some cases, seek an unspecified amount.

o

Twenty-six individual state court suits involving 34 patients are pending as of February 25, 2005. The cases are venued in the following states: Florida, Minnesota, Missouri, Texas and Wyoming. The first individual state court complaint was served upon the Company on March 1, 2000 and the most recent individual state court complaint was served upon the Company on January 13, 2005. The complaints in these cases each request damages ranging from $50 thousand to $100 thousand and, in some cases, seek an unspecified amount.

o

A lawsuit seeking a class action for all persons residing in the European Economic Union member jurisdictions who have had a heart valve replacement and/or repair procedure using a product with Silzone® coating was filed in Minnesota state court and served upon the Company on February 11, 2004. The complaint seeks damages in an unspecified amount for the class, and in excess of $50 thousand for the representative plaintiff individually. The complaint also seeks injunctive relief in the form of medical monitoring.  The Company has filed motions in the state court seeking to have the claims dismissed, and these motions are presently under consideration by the judge handling this and other Silzone cases in Ramsey County, Minnesota.

o

Two cases involving 70 patients were dismissed in Texas by the trial court on April 25, 2002 and February 14, 2003, respectively; the plaintiffs in these two cases have appealed. The first of these cases was served upon the Company on October 29, 2001, and the second case was served upon the Company on November 8, 2002. The complaints in these cases request damages in an unspecified amount.

Non-U.S. Cases

Canada:

o

Four class-action cases involving five named plaintiffs and one individual case involving two named plaintiffs are pending as of February 25, 2005 (cases are venued in the provinces of British Columbia, Ontario and Quebec); in Ontario and Quebec the courts have certified class actions. The first complaint in Canada was served upon the Company on August 18, 2000, and the most recent Canadian complaint was served upon the Company on March 14, 2004. The complaints in these cases each request damages ranging from 1.5 million to 500 million Canadian dollars.

UK:

o

One case involving one plaintiff is pending as of February 25, 2005 and the Particulars of Claim in this case was served on December 21, 2004. The plantiff in this case requests damages of approximately $365 thousand.

Ireland:

o	One case involving one plaintiff is pending as of February 25, 2005. The complaint in this case was served on December 30, 2004, and seeks an unspecified amount in damages.

France:

o

One case involving one plaintiff is pending as of February 25, 2005. This case was initiated by way of an Injunctive Summons to Appear that was served on November 3, 2004. The plaintiff in this case is requesting damages in excess of 3 million Euros.

The Silzone® litigation reserves established by the Company are not based on the amount of the claims because, based on the Company’s experience in these types of cases, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed by the plaintiffs and is often significantly less than the amount claimed.

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

Judge Tunheim ruled against the Company on the issue of preemption and found that the plaintiffs’ causes of action were not preempted by the U.S. Food and Drug Act. The Company sought to appeal this ruling, but the Appellate Court determined that it would not review the ruling at this point in the proceedings.

Certain plaintiffs have requested Judge Tunheim to allow some cases to proceed as class actions. In response these requests, Judge Tunheim has issued several rulings concerning class action certification. Although more detail is set forth in the orders issued by the court, the result of these rulings is that Judge Tunheim declined to grant class-action status to personal injury claims, but granted class-action status for claimants from seventeen states to proceed with medical monitoring claims, so long as they do not have a clinical injury. The court also indicated that a class action could proceed under Minnesota’s Consumer Protection statutes.

The Company has sought appeal of Judge Tunheim’s class certification decisions, and in a September 2, 2004, order, the appellate court indicated it would accept the appeal of Judge Tunheim’s certification orders. The issues have been briefed and the parties are awaiting a date for oral argument concerning this appeal. It is not expected that the appellate court will complete its review and issue a decision concerning the appeal of Judge Tunheim’s rulings regarding class certification until sometime in 2006.

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

On January 16, 2004, the court in Ontario, Canada, issued further rulings certifying a class of Silzone® patients in a class-action suit against the Company. The Company sought leave to appeal the Court’s decision in this regard, but in a decision issued on January 28, 2005, the request to appeal was rejected. As a result, the class action in Ontario will proceed pursuant to further scheduling orders that will be issued by the Ontario court. The Court in the Province of Quebec has also certified a class action in that jurisdiction.

The Company is not aware of any unasserted claims related to Silzone® devices. Company management believes that the final resolution of the Silzone® cases will take several years. While management reviews the claims that have been asserted from time to time and periodically engages in discussions about the resolution of claims with claimants’ representatives, management cannot reasonably estimate at this time the time frame in which any potential settlements or judgments would be paid out. The Company accrues for contingent losses when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone® devices, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered (see Note 5 to the Consolidated Financial Statements). The Company has not accrued for any amounts associated with probable settlements or judgments because management cannot reasonably estimate such amounts. However, management believes that no significant claims will ultimately be allowed to proceed as class actions in the United States and, therefore, that all settlements and judgments will be covered under the Company’s remaining product liability insurance coverage (approximately $151.0 million as of February 25, 2005), subject to the insurance companies’ performance under the policies (see Note 5 to the Consolidated Financial Statements for further discussion on the Company’s insurance carriers). As such, management believes that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by its product liability insurance policies or existing reserves will not have a material adverse effect on the Company’s statement of financial position or liquidity, although such costs may be material to the Company’s consolidated results of operations of a future period.

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

On August 31, 2004, a three judge panel of the Court of Appeals for the Federal Circuit (CAFC) issued a ruling on Guidant’s appeal of the trial court decision concerning the ‘288 patent. The CAFC reversed the decision of the trial court judge that the ‘288 patent was invalid. The court also ruled that the trial judge’s claim construction of the ‘288 patent was incorrect and, therefore, the jury’s verdict of non-infringement was set aside. Guidant’s request to transfer the $140 million to the ‘288 patent was rejected. The court also ruled on other issues that were raised by the parties. The Company’s request for a re-hearing of the matter by the panel and the entire CAFC court was rejected. The case was returned to the District Court in Indiana in November 2004, but the Company plans to request the U.S. Supreme Court to review certain aspects of the CAFC decision. It is not expected that the U.S. Supreme Court would rule on this request until sometime during the second quarter of 2005.

The ‘288 patent expired in December 2003. Accordingly, the final outcome of the appeal process cannot involve an injunction precluding the Company from selling ICD products in the future. Sales of the Company’s ICD products which Guidant asserts infringed the ‘288 patent were approximately 18% and 16% of the Company’s consolidated net sales during the fiscal years ended December 31, 2003 and 2002, respectively.

The Company has not accrued any amounts for legal settlements or judgments related to the Guidant 1996 patent litigation. Although the Company believes that the assertions and claims in these matters are without merit, potential losses arising from any legal settlements or judgments are possible, but not estimable, at this time. The range of such losses could be material to the operations, financial position and liquidity of the Company.

Guidant 2004 Patent Litigation:   In February 2004, Guidant sued the Company in federal district court in Delaware alleging that the Company’s Epic™ HF ICD, Atlas®+ HF ICD and Frontier™ devices infringe U.S Patent No. RE 38,119E (the ‘119 patent). Guidant also sued the Company in February 2004 alleging that the Company’s QuickSite® 1056K pacing lead infringes U.S. Patent No. 5,755,766 (the ‘766 patent). This second suit was initiated in federal district court in Minnesota. Guidant is seeking an injunction against the manufacture and sale of these devices by the Company in the United States and compensation for what it claims are infringing sales of these products up through the effective date of the injunction. At the end of the second quarter 2004, the Company received FDA approval to market these devices in the United States. The Company has not submitted a substantive response to Guidant’s claims at this time. Another competitor of the Company, Medtronic, Inc., which has a license to the ‘119 patent, is contending in a separate lawsuit with Guidant that the ‘119 patent is invalid.

The Company has not accrued any amounts for legal settlements or judgments related to the Guidant 2004 patent litigation. Potential losses arising from this any legal settlements or judgments are possible, but not estimable, at this time. The range of such losses could be material to the operations, financial position and liquidity of the Company.

Symmetry™ Litigation:   As of February 25, 2005, there are sixteen lawsuits in the United States pending against the Company which allege that its Symmetry™ Bypass System Aortic Connector (Symmetry™ device) caused bodily injury or might cause bodily injury. In addition, a number of persons have made a claim against the Company involving the Symmetry™ device without filing a lawsuit. The first lawsuit involving the Symmetry™ device as filed against the Company on August 5, 2003, in federal district court for the Western District of Tennessee, and the most recently initiated lawsuit was served upon the Company on September 24, 2004. The sixteen cases are venued in state court in Minnesota, federal court for the District of Minnesota, federal court in the Western District of Tennessee, federal court in the Eastern District of Arkansas and federal court for the Eastern District of Pennsylvania. Each of the complaints in these cases request damages ranging from $50 thousand to $100 thousand and, in some cases, seek an unspecified amount. Four of the sixteen cases are seeking class-action status. One of the cases seeking class-action status has been dismissed, but the dismissal is being appealed by the plaintiff. In a second case seeking class action status, a Magistrate Judge has recommended that the matter not proceed as a class action, and the parties are presently awaiting the court to review the Magistrate’s decision. A third case seeking class action status has been indefinitely stayed by the court, and is presently inactive. It appears that the plaintiffs in those cases seeking class-action status seek or will seek damages for injuries and monitoring costs.

The Company’s Symmetry™ device was cleared through a 510(K) submission to the FDA, and therefore, is not eligible for the defense under the doctrine of federal preemption that such suits are prohibited. Given the Company’s self-insured retention levels under its product liability insurance policies, the Company expects that it will be solely responsible for these lawsuits, including any costs of defense, settlements and judgments. Company management believes that class-action status is not appropriate for the claims asserted based on the applicable facts and law.

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

No lawsuits involving the product were initiated against the Company during the fourth quarter of 2004, and the number of claims asserted outside of the litigation has been minimal since the third quarter of 2004.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Item 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position*

Daniel J. Starks	50	Chairman (2004), President (2001) and Chief Executive Officer (2004)

John C. Heinmiller	50	Executive Vice President and Chief Financial Officer (2004)

Paul R. Buckman	49	President, Cardiology (2004)

Michael J. Coyle	42	President, Cardiac Rhythm Management (2001)

George J. Fazio	45	President, Cardiac Surgery (2004)

Joseph H. McCullough	55	President, International (2001)

Michael T. Rousseau	49	President, US Sales (2001)

Jane J. Song	42	President, Atrial Fibrillation (2004)

David C. Fetah	44	Vice President, Human Resources (2005)

Peter L. Gove	57	Vice President, Corporate Relations (1994)

Jeri L. Lose	47	Vice President, Information Technology (1999) and Chief Information Officer (2000)

Thomas R. Northenscold	47	Vice President, Administration (2003)

Kevin T. O’Malley	53	Vice President, General Counsel and Secretary (1994)

        *Dates in parentheses indicate year during which each named executive officer began serving in such capacity.

Executive officers serve at the pleasure of the Board of Directors.

Mr. Starks joined St. Jude in 1996 as a result of the Company’s acquisition of Daig Corporation, where he continued as Chief Executive Officer. In 1997, he was also appointed Chief Executive Officer of Cardiac Rhythm Management, and in April 1998, also became President of Cardiac Rhythm Management. He was appointed President and Chief Operating Officer of St. Jude in February 2001 and Chairman, President and Chief Executive Officer in May, 2004. Mr. Starks has also served on the Company’s Board of Directors since 1996. Mr. Starks serves on the Board of Directors of Urologix, Inc.

Mr. Heinmiller joined the Company in May 1996 as a part of the Company’s acquisition of Daig Corporation. Prior to joining the Company, Mr. Heinmiller was Vice President of Finance and Administration for Daig Corporation since 1995. In May 1998, he was named the Company’s Vice President of Corporate Business Development. In September 1998, he was appointed Vice President, Finance and Chief Financial Officer and in May 2004 was promoted to Executive Vice President. Mr. Heinmiller is also a former audit partner in the Minneapolis office of Grant Thornton LLP, a national public accounting firm.

Mr. Buckman joined the Company in 2004 as President of St. Jude’s Cardiology business. Prior to joining St. Jude Medical, he was Founder, Chairman, and CEO of ev3 LLC, a medical device company focused on endovascular therapies from 2001 to 2004. Mr. Buckman has worked in the medical device industry for over 30 years. Mr. Buckman worked for Scimed Life Systems, Inc. / Boston Scientific Corporation from 1991 to 2001, where he held several executive positions before becoming President of the Scimed Division in January 2000.

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

Mr. Fazio joined the Company in 1992 and served as the General Manager of St. Jude Medical Canada, Inc., based in Mississauga, Ontario, Canada, until being named President, Health Care Services May 1999. In July 2001, he was appointed President of SJM Europe and in August 2004 was named President, Cardiac Surgery. Prior to St. Jude Medical, Mr. Fazio spent eight years with the Davis & Geck Division of American Home Products, promoting their surgical products. He served in the roles of Marketing – Product Manager, Sales Management, Sales Training, and Sales Representative.

Mr. McCullough joined St. Jude in 1994 as a CRM Regional Sales Director. He became Director of CRM Marketing in 1996 and was named Vice President of CRM Marketing in January 1997. In December 1997, Mr. McCullough was appointed CRM Business Unit Director. He became Vice President, CRM Europe and Managing Director of the Company’s manufacturing operations in Veddesta, Sweden, in January 1999, and Senior Vice President, CRM Europe in August 1999. He was named President, International in July 2001. Prior to joining the Company, Mr. McCullough worked for several medical technology companies for more than 20 years.

Mr. Rousseau joined the Company in 1999 as Senior Vice President, CRM Global Marketing. In August 1999, CRM Marketing and Sales were combined under his leadership. In January 2001, he was named President, U.S. CRM Sales, and in July 2001 he was named President, US Sales. Prior to joining St. Jude, Mr. Rousseau worked for Sulzer Intermedics, Inc., a medical device company, for 11 years. At Sulzer, he served as Vice President, Tachycardia, in 1997 and was appointed Vice President, U.S. Sales and Marketing in 1998.

Ms. Song joined St. Jude in 1998 as Senior Vice President, CRM Operations. In May 2002 she was appointed President, Cardiac Surgery and in August 2004 was appointed President, Atrial Fibrillation. Prior to joining the Company, Ms. Song was employed by Perkin Elmer (formerly EG&G, Inc.), a global technology company, from 1992 to 1998 where she held executive positions in global operations and business development. Prior to her tenure at Perkin Elmer, she was employed by Coopers & Lybrand LLP, an international public accounting firm, and Texas Instruments Inc., a global semiconductor company.

Mr. Fetah joined the Company in February 2005 as Vice President, Human Resouces. Prior to joining the Company, Mr. Fetah was the Vice President, Human Resources at Western Digital Corporation from 2000 to 2005. Prior to joining the Western Digital Corporation, he served as Executive Director, Human Resources, for PeopleSoft, Inc from 1996 to 2000 and he was a Manager, Human Resources, for Fluor Corporation where he served from 1995 to 2000.

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

Mr. Northenscold joined St. Jude in 2001 as Vice President, Finance and Administration of Daig. In March 2003, he was appointed Vice President, Administration. Prior to joining the Company, Mr. Northenscold worked at PPT Vision, Inc., an industrial technology and automation company, where he served as Chief Financial Officer from February 1995 to January 1999, and Division General Manager from January 1999 to September 2001. Prior to 1995, Mr. Northenscold worked for Cardiac Pacemakers, Inc., a medical technology company that is now part of Guidant Corporation, in various finance and operations positions.

Mr. O’Malley joined the Company in 1994 as Vice President and General Counsel. Since December 1996, he has also served as the Company’s Corporate Secretary. Prior to joining St. Jude, Mr. O’Malley was employed by Eli Lilly & Company, a pharmaceutical products company, for 15 years in various positions, including General Counsel of the Medical Device and Diagnostics Division.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The information set forth under the captions “Dividends” and “Stock Exchange Listings” in the Financial Report included in the Company’s 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

The information set forth under the caption “Five-Year Summary Financial Data” in the Financial Report included in the Company’s 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Financial Report included in the Company’s 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing under the caption “Market Risk” in the Financial Report included in the Company’s 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of the Company and Report of Independent Registered Public Accounting firm set forth in the Financial Report included in the Company’s 2004 Annual Report to Shareholders are incorporated herein by reference:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings – Fiscal Years ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets – December 31, 2004 and 2003

Consolidated Statements of Shareholders’ Equity – Fiscal Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows – Fiscal Years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fiscal quarter ended December 31, 2004, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The annual report of the Company’s management on internal control over financial reporting is provided on page 26 of Exhibit 13. The attestation report of Ernst & Young LLP, the Company’s independent accountant, regarding the Company’s internal control over financial reporting is provided on page 27 of Exhibit 13.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Director Independence and Audit Committee Financial Expert” in the Company’s definitive proxy statement dated March 30, 2005, is incorporated herein by reference. Information on executive officers under Item 4A of this Form 10-K is incorporated herein by reference.

The Company has adopted a Code of Business Conduct for its Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other employees. The Company has made its Code of Business Conduct available on its Web site (http://www.sjm.com) under the Company Information section “About Us” and is available in print to any shareholder who submits a request to St. Jude Medical, Inc., One Lillehei Plaza, St. Paul, Minnesota 55117, Attention: Corporate Secretary. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Business Conduct by posting such information on its website at the address and location specified above.

The Company has also made available on its website its Principles of Corporate Governance and the charters for each Committee of its Board of Directors. Such materials are also available in print to any shareholder who submits a request to St. Jude Medical, Inc., One Lillehei Plaza, St. Paul, Minnesota 55117, Attention: Corporate Secretary.

Information included on the Company’s Web site is not deemed to be incorporated into this Annual Report on Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation” and “Compensation of Directors” (except for information under the “Report of the Compensation Commottee on Executive Compensation”) in the Company’s definitive proxy statement dated March 30, 2005, is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information as of December 31, 2004 about the Company’s common stock that may be issued under all of its existing equity compensation plans, including the St. Jude Medical, Inc. 1991 Stock Plan, the St. Jude Medical, Inc. 1994 Stock Option Plan, the St. Jude Medical, Inc. 1997 Stock Option Plan, the St. Jude Medical, Inc. 2000 Stock Plan, the St. Jude Medical, Inc. 2000 Employee Stock Purchase Savings Plan, and the St. Jude Medical, Inc. 2002 Stock Plan, as Amended. All of these plans have been approved by the Company’s shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation
plans approved by
shareholders	50,019,260	$ 19.11	5,476,232(1)

Equity compensation
plans not approved by
shareholders	—	—	—

Total	50,019,260	$ 19.11	5,476,232

(1)   The shares available for future issuance as of December 31, 2004 included the following:

–	1,833,028 shares available for purchase by employees under the St. Jude Medical, Inc. 2000 Employee Stock Purchase Savings Plan; and

–	133,296 shares available under the St. Jude Medical, Inc. 2000 Stock Plan for restricted stock grants

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Related Party Transactions” in the Company’s definitive Proxy Statement dated March 30, 2005, is incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Proposal to Ratify the Appointment of Auditors – Independent Accountant’s Fees” in the Company’s definitive proxy statement dated March 30, 2005, is incorporated herein by reference.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this Report

(1)	Financial Statements

The following Consolidated Financial Statements of the Company and Report of Independent Registered Public Accounting Firm as set forth in the Financial Report included in the Company’s 2004 Annual Report to Shareholders are incorporated herein by reference from Exhibit 13 attached hereto:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings – Fiscal Years ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets – December 31, 2004 and 2003

Consolidated Statements of Shareholders’ Equity – Fiscal Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows – Fiscal Years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule II, Valuation and Qualifying Accounts, is filed as part of this Annual Report on Form 10-K (see Item 15(c)).

The Report of Independent Registered Public Accounting Firm with respect to this financial statement schedule is incorporated herein by reference from Exhibit 13 attached hereto.

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

Exhibit	Exhibit Index

2.1	Stock Purchase Agreement among St. Jude Medical, Inc., St. Jude Medical Japan K.K., Getz Bros. & Co. Zug Inc., Getz International, Inc. and Muller & Phipps (Japan) Ltd. dated as of September 17, 2002 (USA) is incorporated by reference from Exhibit 2.1 of the Company’s Annual Report on Form 10-K from the year ended December 31, 2003.

2.2	Amendment, dated as of February 20, 2003, to Stock Purchase Agreement among St. Jude Medical, Inc., St. Jude Medical Japan K.K., Getz Bros. & Co. Zug Inc., Getz International, Inc. and Muller & Phipps (Japan) Ltd. dated as of September 17, 2002 (USA) is incorporated by reference from Exhibit 2.1 of the Company’s Annual Report on Form 10-K from the year ended December 31, 2003.

2.3	Amended and Restated Agreement and Plan of Merger, dated as of September 29, 2004, among the Company, Dragonfly Merger Corp., and Endocardial Solutions, Inc. is incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K filed dated September 29, 2004.

2.4	Stock Purchase Agreement between St. Jude Medical, Inc. and Velocimed, LLC, dated as of February 14, 2005. #

3.1	Articles of Incorporation, as restated as of February 25, 2005. #

3.2	Bylaws, as amended and restated as of February 25, 2005, are incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 2, 2005.

Exhibit	Exhibit Index

4.1	Rights Agreement dated as of June 16, 1997, between the Company and American Stock Transfer and Trust Company, as Rights Agent, including the Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock is incorporated by reference from Exhibit 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

4.2	Amendment, dated as of December 20, 2002, to Rights Agreement, dated as of June 16, 1997, is incorporated by reference from Exhibit 1 of the Company’s Current Report on Form 8-K filed on March 21, 2003.

4.3	Multi-Year $350,000,000 Credit Agreement, dated as of September 11, 2003, among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, the Bank of Tokyo-Mitsubishi, Ltd. and ABN Amro Bank N.V., as Co-Syndication Agents, Bank One, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the Other Lenders Party Hereto is incorporated by reference from Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.4	Multi-Year $400,000,000 Credit Agreement, dated as of September 28, 2004, among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, the Bank of Tokyo-Mitsubishi, Ltd., as Syndication Agents, Bank One, NA, Wells Fargo Bank, N.A. and Suntrust Bank, as Co-Documentation Agents, and the other lenders party thereto. Hereto is incorporated by reference from Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.1	Form of Indemnification Agreement that the Company has entered into with officers and directors is incorporated by reference from Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1986. *

10.2	St. Jude Medical, Inc. Management Incentive Compensation Plan is incorporated by reference from Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. *

Exhibit	Exhibit Index

10.3	Management Savings Plan dated February 1, 1995, is incorporated by reference from Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994. *

10.4	Retirement Plan for members of the Board of Directors, as amended on March 15, 1995, is incorporated by reference from Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994. *

10.5	St. Jude Medical, Inc. 1991 Stock Plan is incorporated by reference from the Company’s Registration Statement on Form S-8 filed June 28, 1991 (Commission File No. 33-41459). *

10.6	St. Jude Medical, Inc. 1994 Stock Option Plan is incorporated by reference from Exhibit 4(a) of the Company’s Registration Statement on Form S-8 filed July 1, 1994 (Commission File No. 33-54435). *

10.7	St. Jude Medical, Inc. 1997 Stock Option Plan is incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed December 22, 1997 (Commission File No. 333-42945). *

10.8	St. Jude Medical, Inc. 2000 Stock Plan is incorporated by reference from Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. *

10.9	St. Jude Medical, Inc. 2000 Employee Stock Purchase Savings Plan is incorporated by reference from Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. *

10.10	Amended and Restated Employment Agreement dated as of March 25, 2001, between the Company and Daniel J. Starks is incorporated by reference from Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. *

Exhibit	Exhibit Index

10.11	Form of Severance Agreement that the Company has entered into with officers relating to severance matters in connection with a change in control is incorporated by reference from Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. *

10.12	Amended and Restated Employment Agreement dated as of March 25, 2001, between the Company and Terry L. Shepherd is incorporated by reference from Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. *

10.13	St. Jude Medical, Inc. 2002 Stock Plan, as Amended, is incorporated by reference from Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. *

10.14	St. Jude Medical, Inc. Non-Qualified Stock Option Agreement. *#

13	Portions of the Company’s 2004 Annual Report to Shareholders. #

21	Subsidiaries of the Registrant. #

23	Consent of Independent Registered Public Accounting Firm. #

24	Power of Attorney. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

_________________

* Management contract or compensatory plan or arrangement. # Filed as an exhibit to this Annual Report on Form 10-K.

(b)	Exhibits: Reference is made to Item 15(a)(3).

(c)	Schedules:

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Additions		Deductions
		Charged to Expense	Other (1)	Write-offs (2)	Other (1)	Balance at End of Year
Allowance for doubtful accounts
Fiscal Year Ended:
December 31, 2004	$31,905	$4,380	$—	$(2,477)	$(2,525)	$31,283
December 31, 2003	$24,078	$5,497	$4,564	$(2,234)	$—	$31,905
December 31, 2002	$17,210	$9,188	$1,752	$(4,072)	$—	$24,078

(1)    In 2004, $640 of this amount represents the effects of changes in foreign currency translation, and the remainder represents a reduction in the allowance for doubtful accounts. In 2003, $3,622 of this amount represents the balance recorded as part of our 2003 acquisition of Getz Japan, and the remainder represents the effects of changes in foreign currency translation. In 2002 all amounts represent the effects of changes in foreign currency translation.

(2)    Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JUDE MEDICAL, INC.

Date: March 11, 2005	By /s/ DANIEL J. STARKS
Daniel J. Starks
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By /s/ JOHN C. HEINMILLER
John C. Heinmiller
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 11th day of March, 2005.

/s/ DANIEL J. STARKS	Director
Daniel J. Starks
/s/ KEVIN T. O’MALLEY	Directors
Kevin T. O’Malley
as attorney-in-fact for:
Richard R. Devenuti,	Director
Stuart M. Essig,	Director
Thomas H. Garrett III,	Director
Michael A. Rocca,	Director
David A. Thompson,	Director
Wendy L. Yarno, and	Director
Frank C-P Yin	Director