Form 10-Q
period 2005-03-31
ST JUDE MEDICAL INC
filed 2005-05-05
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission File Number 0-8672

___________________________

ST. JUDE MEDICAL, INC.
(Exact name of Registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1276891 (I.R.S. Employer Identification No.)

One Lillehei Plaza, St. Paul, Minnesota 55117
(Address of principal executive offices, including zip code)

(651) 483-2000
(Registrant’s telephone number, including area code)

_________________

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

The number of shares of common stock, par value $.10 per share, outstanding on April 29, 2005 was 362,306,374.

PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

Three Months Ended March 31,	2005	2004
Net sales	$663,909	$ 548,576
Cost of sales	187,883	164,245

Gross profit	476,026	384,331
Selling, general and administrative expense	219,047	187,549
Research and development expense	76,985	65,580
Purchased in-process research and development charge	12,400	—

Operating profit	167,594	131,202
Other income (expense)	1,732	(1,565)

Earnings before income taxes	169,326	129,637
Income tax expense	49,975	34,483

Net earnings	$119,351	$ 95,154

Net earnings per share:
Basic	$ 0.33	$ 0.27
Diluted	$ 0.32	$ 0.26
Weighted average shares outstanding:
Basic	360,304	349,174
Diluted	375,529	368,244

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2005 (Unaudited)	December 31, 2004

ASSETS
Current assets
Cash and equivalents	$ 686,190	$ 688,040
Accounts receivable, less allowance for doubtful accounts
of $32,286 in 2005 and $31,283 in 2004	669,950	630,983
Inventories	336,152	330,873
Deferred income taxes	88,002	92,757
Other	139,523	120,564

Total current assets	1,919,817	1,863,217
Property, plant and equipment - at cost	829,666	812,209
Less: accumulated depreciation	(491,006)	(485,228)

Net property, plant and equipment	338,660	326,981
Other assets
Goodwill	790,291	593,799
Other intangible assets, net	250,112	207,096
Other	243,935	239,654

Total other assets	1,284,338	1,040,549

TOTAL ASSETS	$ 3,542,815	$ 3,230,747

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 128,659	$ 135,499
Income taxes payable	104,956	101,257
Accrued expenses
Employee compensation and related benefits	214,159	235,752
Other	145,741	132,885

Total current liabilities	593,515	605,393
Long-term debt	418,158	234,865
Deferred income taxes	42,030	56,561
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock	—	—
Common stock (361,376,175 and 358,760,693 shares issued and
outstanding at March 31, 2005 and December 31, 2004, respectively)	36,138	35,876
Additional paid-in capital	335,533	277,147
Retained earnings	2,071,172	1,951,821
Accumulated other comprehensive income:
Cumulative translation adjustment	22,081	53,851
Unrealized gain on available-for-sale securities	24,188	15,233

Total shareholders’ equity	2,489,112	2,333,928

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 3,542,815	$ 3,230,747

NOTE: The balance sheet at December 31, 2004 has been derived from the Company’s audited financial statements.
See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Three Months Ended March 31,	2005	2004

Operating Activities
Net earnings	$119,351	$95,154
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	17,386	15,717
Amortization	11,097	3,750
Equity method losses, net of income taxes	—	550
Purchased in-process research and development charge	12,400	—
Deferred income taxes	6,391	6,924
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(46,461)	(34,174)
Inventories	(10,184)	(1,100)
Other current assets	(1,109)	15,296
Accounts payable and accrued expenses	(37,301)	(22,810)
Income taxes payable	30,029	23,954

Net cash provided by operating activities	101,599	103,261

Investing Activities
Purchase of property, plant and equipment	(30,343)	(16,397)
Business acquisition payments, net of cash acquired	(277,465)	(5,092)
Other	(6,880)	(17,672)

Net cash used in investing activities	(314,688)	(39,161)

Financing Activities
Proceeds from exercise of stock options and stock issued	33,268	49,961
Net repayments under short-term debt facilities	—	(5,605)
Borrowings under debt facilities	1,362,285	493,450
Payments under debt facilities	(1,172,100)	(573,950)

Net cash provided by (used in) financing activities	223,453	(36,144)

Effect of currency exchange rate changes on cash	(12,214)	(2,589)

Net (decrease) increase in cash and equivalents	(1,850)	25,367
Cash and equivalents at beginning of period	688,040	461,253

Cash and equivalents at end of period	$686,190	$486,620

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

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Company Overview: Effective January 1, 2005, the Company formed the Atrial Fibrillation (AF) Division and the Cardiology (CD) Division to focus efforts on the related therapy areas. As a result, the Daig Division no longer operates as a division and it has been allocated to the new divisions.

Our business is focused on the development, manufacturing and distribution of cardiovascular medical devices for the global cardiac rhythm management (CRM), cardiac surgery (CS), cardiology and vascular access (CD) and atrial fibrillation (AF) therapy areas. Our principal products in each of these therapy areas are as follows:

CRM

  bradycardia pacemaker systems (pacemakers), and
  tachycardia implantable cardioverter defibrillator systems (ICDs),

CS

  mechanical and tissue heart valves, and
  valve repair products,

CD

  vascular closure devices,
  angiography catheters,
  guidewires, and
  hemostasis introducers,

AF

  electrophysiology (EP) catheters,
  advanced cardiac mapping systems, and
  ablation systems.

Reclassification: Certain prior period amounts have been reclassified to conform with current period presentation.

New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.

In March 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, which expressed views of the SEC staff regarding the application of Statement 123(R).  In April 2005, the SEC issued release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement 123(R). Among other things, SAB 107 and release No. 33-8568 provided interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, provided the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and changed the required adoption date of the standard. Statement 123(R) is effective for fiscal years beginning after December 15, 2005 and is required to be adopted by the Company effective January 1, 2006. Statement 123(R) permits public companies to adopt its requirements using one of two methods. The Company plans to adopt Statement 123(R) using the “modified-prospective method”, which is a method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

As permitted by Statement 123, the Company is currently accounting for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)‘s fair value method will have a significant impact on our consolidated results of operations, although it will have no impact on our consolidated financial position or cash flows. The impact of adopting Statement 123(R) on future period earnings cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the valuation methodology employed (i.e. Black Scholes or Binomial). However, had the Company adopted Statement 123(R) in prior periods using the Black Scholes method, the impact of that standard would have approximated the impact of Statement 123, as described in the disclosure of pro forma net earnings and net earnings per share set forth below.

In December 2004, the FASB issued two FASB staff positions (FSP): FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004; and FSP

FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP FAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS No. 109, Accounting for Income Taxes. FAS 109-2 provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on an enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. Based on these requirements, approximately $500 million of the Company’s cash held outside the United States is eligible for the special deduction in 2005 under the Act.  Due to the complexity of the repatriation provision, the Company is still evaluating the effects of the Act if the Company were to adopt a plan for repatriation of foreign earnings and the related impact to its tax provision.  It is anticipated that this evaluation will be completed by the end of the second quarter of 2005.  The range of possible amounts that the Company is currently considering for repatriation is between zero and $500 million.

Stock-Based Compensation: The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to its stock-based employee compensation (in thousands, except per share amounts):

Three Months Ended March 31,	2005	2004

Net earnings, as reported	$119,351	$95,154

Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	(10,810)	(11,715)

Pro forma net earnings	$108,541	$83,439

Net earnings per share:
Basic - as reported	$0.33	$0.27
Basic - pro forma	$0.30	$0.24

Diluted - as reported	$0.32	$0.26
Diluted - pro forma	$0.29	$0.23

NOTE 2 – ACQUISITIONS & MINORITY INVESTMENT

Acquisitions: On April 6, 2005, the Company completed the acquisition of the business of Velocimed, LLC (Velocimed) for $82.5 million less approximately $9.0 million of cash on hand at Velocimed at closing plus additional contingent payments tied to revenues in excess of minimum future targets, and a milestone payment upon U.S. Food and Drug Administration (FDA) approval of the Premere™ patent foramen ovale closure system. Velocimed develops and manufactures specialty interventional cardiology devices. The Company expects to record a purchased in-process research & development (IPR&D) charge of approximately $13.7 million associated with the completion of this transaction in the second quarter of 2005.

On January 13, 2005, the Company completed its acquisition of Endocardial Solutions, Inc. (ESI) for $273.7 million, which includes closing costs less $9.4 million of cash acquired. ESI had been publicly traded on the NASDAQ market under the ticker symbol ECSI. The Company acquired ESI to strengthen its product portfolio of products used to treat heart rhythm disorders. ESI develops, manufactures, and markets the EnSite® system used for the navigation and localization of diagnostic and therapeutic catheters used by physician specialists to diagnose and treat cardiac rhythm disorders. The Company recorded an after-tax IPR&D charge of $12.4 million associated with the completion of this transaction in the first quarter of 2005. The results of operations of ESI have been included in the Company’s consolidated results of operations since the date of acquisition.

The Company is finalizing the valuation of deferred taxes acquired from ESI.  Upon finalization, there could be a change in the net deferred tax assets and goodwill.  Until these matters are completed, the net assets acquired are preliminary and subject to adjustment. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the ESI acquisition (in thousands):

Current assets	$13,617
Goodwill	202,314
Developed and core technolgy	39,200
Customer relationships and distribution agreements	7,500
Purchased in-process research and development	12,400
Deferred income taxes	22,336
Other long-term assets	2,981

Total assets acquired	$300,348

Current liabilities	$26,633

Total liabilities assumed	$26,633

Net assets acquired	$273,715

The goodwill recorded as a result of the ESI acquisition is not deductible for income tax purposes and was allocated entirely to the Company’s Atrial Fibrillation operating segment. The goodwill recognized represents future product opportunities that did not have regulatory approval at the date of acquisition.

In connection with the acquisition of ESI, the Company recorded intangible assets that have estimated useful lives of 15 years for developed and core technology and 5 years for customer relationships and distribution agreements.

During the first quarter of 2005 and fiscal year 2004, the Company also acquired various businesses involved in the distribution of the Company’s products. Aggregate consideration paid in cash was $4.0 million and $5.1 million during the first quarters of 2005 and 2004, respectively.

The results of operations of the above-mentioned business acquisitions have been included in the Company’s consolidated results of operations since the date of acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in aggregate.

Minority investment: On January 12, 2005, the Company made an initial equity investment of $12.5 million pursuant to the Preferred Stock Purchase and Acquisition Option Agreement (the Purchase and Option Agreement) and an Agreement and Plan of Merger (the Merger Agreement) entered into with ProRhythm, Inc.(ProRhythm). The initial investment equated to approximately a 9% ownership interest and is being accounted for under the cost method. ProRhythm is developing a high intensity focused ultrasound (HIFU) catheter-based ablation system for the treatment of AF. Under the terms of the Purchase and Option Agreement, the Company has the option to make, or ProRhythm can require the Company to make an additional $12.5 million equity investment through January 31, 2006 upon completion of specific clinical and regulatory milestones.

The Purchase and Option Agreement also provides that the Company has the exclusive right, but not the obligation, through the later of three months after the date ProRhythm delivers certain clinical trial data or March 31, 2007, to acquire ProRhythm for $125.0 million in cash consideration payable to the ProRhythm stockholders (other than the Company) pursuant to the terms and conditions set forth in the Merger Agreement, with additional cash consideration payable to the ProRhythm stockholders (other than the Company) after the consummation of the acquisition, if ProRhythm achieves certain performance-related milestones.

NOTE 3 – INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2005	December 31, 2004

Finished goods	$230,172	$237,574
Work in process	29,736	33,984
Raw materials	76,244	59,315

	$336,152	$330,873

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments for the three months ended March 31, 2005 are as follows (in thousands):

	CRM/CS	CD/AF	Total

Balance at December 31, 2004	$357,914	$235,885	$593,799
Foreign currency translation	(4,526)	(1,296)	(5,822)
Goodwill recorded from the ESI acquisition	—	202,314	202,314

Balance at March 31, 2005	$353,388	$436,903	$790,291

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

		March 31, 2005		December 31, 2004

	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Amortized intangible assets:
Purchased technology and patents	$163,667	$29,033	$124,479	$26,610
Distribution agreements	45,545	9,061	46,852	8,199
Customer lists and relationships	84,933	15,729	73,873	13,590
Licenses and other	6,701	1,421	6,921	1,300

	$300,846	$55,244	$252,125	$49,699

Unamortized intangible assets:
Trademarks	$4,510		$4,670

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

Subsequent to the Company’s voluntary recall, the Company has been sued in various jurisdictions by some patients who received a Silzone® device and, as of April 20, 2005, has cases pending in the United States, Canada, the United Kingdom, Ireland and France. Some of these claims allege bodily injuries as a result of an explant or other complications, which they attribute to the Silzone® devices. Others, who have not had their device explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. The Company has vigorously defended against the claims that have been asserted and expects to continue to do so with respect to any remaining claims.

The Company has settled a number of these Silzone®-related cases and others have been dismissed. Cases filed in the United States in federal courts have been consolidated in the federal district court for the district of Minnesota under Judge Tunheim. A number of class-action complaints have been consolidated into one case. Judge Tunheim ruled against the Company on the issue of preemption and found that the plaintiffs’ causes of action were not preempted by the U.S. Food and Drug Act. The Company sought to appeal this ruling, but the appellate court determined that it would not review the ruling at this point in the proceedings.

Certain plaintiffs have requested Judge Tunheim to allow some cases to proceed as class actions. In response to their requests, Judge Tunheim has issued several rulings concerning class action certification. Although more detail is set forth in the orders issued by the court, the result of these rulings is that Judge Tunheim declined to grant class-action status to personal injury claims, but granted class-action status for claimants from seventeen states to proceed with medical monitoring claims, so long as they do not have a clinical injury. The court also indicated that a class action could proceed under Minnesota’s Consumer Protection statutes.

The Company requested the Eighth Circuit Court of Appeals to review Judge Tunheim’s class certification orders. In a September 2, 2004 order, the appellate court indicated it would accept the appeal of Judge Tunheim’s certification orders. The issues have now been briefed and the parties are awaiting a date for oral arguments concerning the appeal. It is not expected that the appellate court would complete its review and issue a decision concerning the appeal of Judge Tunheim’s rulings regarding class certification until sometime in 2006.

In addition to the class-type claims, as of April 20, 2005, there are 18 individual Silzone® cases pending in various federal courts where plaintiffs are each requesting damages ranging from $10 thousand to $120.5 million and, in some cases, seeking an unspecified amount. These cases are proceeding in accordance with the orders issued by Judge Tunheim. Not counting certain cases in Texas which have been dismissed but are now on appeal, there are also 29 individual state court suits concerning Silzone® products pending as of April 20, 2005, involving 37 patients. The complaints in these cases each request damages ranging from $50 thousand to $100 thousand and, in some cases, seek an unspecified amount. These state court cases are proceeding in accordance with the orders issued by the judges in those matters.

In addition, a lawsuit seeking a class action for all persons residing in the European Economic Union member jurisdictions who have had a heart valve replacement and/or repair procedure using a product with Silzone® coating has been filed in Minnesota state court. The complaint seeks damages in an unspecified amount for the class, and in excess of $50 thousand for the representative plaintiff individually.  The complaint also seeks injunctive relief in the form of medical monitoring. The Company is opposing plaintiff’s pursuit of this case on jurisdictional, procedural and substantive grounds.

There are also four class-action cases and one individual case pending against the Company in Canada. In one such case in Ontario, the court certified that a class action may proceed involving Silzone® patients. The Company’s request for leave to appeal the rulings on certification was rejected. A second case seeking class action in Ontario has been stayed pending resolution of the other Ontario action, and the matter seeking class action in British Columbia is also proceeding but is in its early stages. A court in the Province of Quebec has certified a class action, and that matter is proceeding per the orders in that court.

In the United Kingdom, one case involving one plaintiff is pending as of April 20, 2005. The Particulars of Claim in that case was served on December 21, 2004. The plaintiff in this case requests damages equivalent to approximately $365 thousand U.S. dollars.

In Ireland, one case involving one plaintiff is pending as of April 20, 2005. The complaint in this case was served on December 30, 2004, and seeks an unspecified amount in damages.

In France, one case involving one plaintiff is pending as of April 20, 2005. It was initiated by way of an Injunctive Summons to Appear that was served on November 3, 2004, and requests damages in excess of 3 million Euros.

The Company is not aware of any unasserted claims related to Silzone® devices. Company management believes that the final resolution of the Silzone® cases will take several years. While management reviews the claims that have been asserted from time to time and periodically engages in discussions about the resolution of claims with claimants’ representatives, management cannot reasonably estimate at this time the time frame in which any potential settlements or judgments would be paid out. The Company accrues for contingent losses when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone® devices, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered (see Note 6). The Company has not accrued for any amounts associated with probable settlements or judgments because management cannot reasonably estimate such amounts. However, management expects that no significant claims will ultimately be allowed to proceed as class actions in the United States and, therefore, that all settlements and judgments will be covered under the Company’s remaining product liability insurance coverage (approximately $150.0 million at April 20, 2005), subject to the insurance companies’ performance under the policies (see Note 6 for further discussion on the Company’s insurance carriers). As such, management expects that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves will not have a material adverse effect on the Company’s statement of financial position or liquidity, although such costs may be material to the Company’s consolidated results of operations of a future period.

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

In August 2002, Guidant commenced an appeal of certain of the trial judge’s post-trial decisions pertaining to the ‘288 patent. Guidant did not appeal the trial court’s finding of invalidity and non-infringement of the ‘472 patent. As part of its appeal, Guidant requested that the monetary damages awarded by the jury pertaining to the ‘472 patent ($140.0 million) be transferred to the ‘288 patent infringement claim.

On August 31, 2004, a three judge panel of the Court of Appeals for the Federal Circuit (CAFC) issued a ruling on Guidant’s appeal of the trial court decision concerning the ‘288 patent. The CAFC reversed the decision of the trial court judge that the ‘288 patent was invalid. The court also ruled that the trial judge’s claim construction of the ‘288 patent was incorrect and, therefore, the jury’s verdict of non-infringement was set aside. Guidant’s request to transfer the $140.0 million to the ‘288 patent was rejected. The court also ruled on other issues that were raised by the parties. The Company’s request for re-hearing of the matter by the panel and the entire CAFC court was rejected. The case was returned to the District Court in Indiana in November 2004, but the Company has requested the U.S. Supreme Court to review certain aspects of the CAFC decision. It is not expected that the U.S. Supreme Court would rule on this request until sometime during the second quarter of 2005. In the meantime, the case remanded to the District Court in Indiana has been set for a trial scheduled to begin January 30, 2006.

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

Guidant 2004 Patent Litigation: In February 2004, Guidant sued the Company in federal court in Delaware, alleging that the Company’s Epic™ HF ICD, Atlas®+ HF ICD and Frontier™devices infringe U.S Patent No. RE 38,119E (the ‘119 patent). Guidant also sued the Company in February 2004 in federal court in Minnesota alleging that the Company’s QuickSite™ 1056K pacing lead infringes U.S. Patent No. 5,755,766 (the ‘766 patent). Guidant is seeking an injunction against the manufacture and sale of these devices by the Company in the United States and compensation for what it claims are infringing sales of these products up through the effective date of the injunction. At the end of the second quarter of 2004, the Company received FDA approval to market these devices in the United States. The Company has not submitted a substantive response to Guidant’s claims at this time. Another competitor of the Company, Medtronic, Inc., which has a license to the ‘119 patent, is contending in a separate lawsuit with Guidant that the ‘119 patent is invalid.

The Company has not accrued any amounts for legal settlements or judgments related to the Guidant 2004 patent litigation. Potential losses arising from any legal settlements or judgments are possible, but not estimable, at this time. The range of such losses could be material to the operations, financial position and liquidity of the Company.

Symmetry™ Litigation: As of April 20, 2005, there are sixteen cases in the United States pending against the Company which allege that its Symmetry™ Bypass System Aortic Connector (Symmetry™ device) caused bodily injury or might cause bodily injury. In addition, a number of persons have made a claim against the Company involving the Symmetry™ device without filing a lawsuit. The first lawsuit involving the Symmetry™ device was filed against the Company on August 5, 2003, and the most recently initiated case was served upon the Company on March 15, 2005. Each of the complaints in these cases request damages ranging from $50 thousand to $100 thousand and, in some cases, seeks an unspecified amount. Four of the sixteen cases are seeking class-action status. One of the cases seeking class-action status has been dismissed, but the dismissal is being appealed by the plaintiff. In a second case seeking class action status, a Magistrate Judge has recommended that the matter not proceed as a class-action, and the parties are presently awaiting the court to review the Magistrate’s decision. A third case seeking class action status has been indefinitely stayed by the court, and is presently inactive. The hearing concerning class certification in the fourth case seeking class action status is scheduled for May 19, 2005. It appears that the plaintiffs in those cases seeking class-action status seek or will seek damages for injuries and monitoring costs.

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

During the third quarter of 2004, the number of lawsuits involving the Symmetry™ device increased, and the number of persons asserting claims outside of litigation increased as well. With this background, the Company determined that it was probable that future legal fees to defend the cases will be incurred and the amount of such fees was reasonably estimable. As a result, the Company recorded a pretax charge of $21.0 million in the third quarter of 2004 to accrue these costs. One lawsuit involving the product was initiated against the Company during the first quarter of 2005, and the number of additional claims asserted outside of the litigation has been minimal since the third quarter of 2004. Potential losses arising from settlements or judgments of the cases and claims are possible, but not estimable, at this time. The range of such losses could be material to the operations, financial position and liquidity of the Company. However, management believes that no significant claims will ultimately be allowed to proceed as class actions in the United States.

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

Product Warranties: The Company offers a warranty on various products, the most significant of which relates to its pacemaker and ICD systems. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Changes in the Company’s product warranty liability during the three months ended March 31, 2005 and 2004 were as follows (in thousands):

Three Months Ended March 31,	2005	2004

Balance at beginning of period	$13,235	$15,221
Warranty expense recognized	148	294
Warranty credits issued	(379)	(1,916)

Balance at end of period	$13,004	$13,599

Other Contingencies: The Company has the option to make, or ProRhythm can require the Company to make, an additional $12.5 million of investment in ProRhythm upon completion of specific clinical and regulatory milestones (see Note 2 for further discussion on ProRhythm).

Under the terms of the Irvine Biomedical, Inc. (IBI) purchase agreement, the Company is obligated to pay contingent consideration of up to $13.0 million to the non-St. Jude Medical shareholders if IBI receives approval by certain specified dates in 2005 and 2006 from the FDA of certain EP catheter ablation systems currently in development.

Under the terms of the Velocimed purchase agreement, the Company is obligated to pay contingent consideration of up to $180.0 million to the former shareholders of Velocimed. The $180.0 million in contingent consideration includes $100.0 million that is earned based upon the achievement of certain 2006, 2007 and 2008 revenue milestones and the remaining $80.0 million is earned based upon timing of the FDA approval related to the Premere™ patent foramen ovale closure system with no milestone payment being made if approval occurs after December 31, 2010.

The Company also has contingent commitments to acquire various businesses involved in the distribution of its products. These contingent commitments could total approximately $53.0 million in the aggregate during 2005 to 2010, provided that certain contingencies are satisfied. The purchase prices of the individual businesses range from approximately $0.4 million to $5.8 million.

NOTE 6 – PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT AND SPECIAL CHARGES

Purchased In-Process Research and Development Charges

Endocardial Solutions, Inc.: In January 2005, the Company acquired ESI (see further discussion in Note 2.) At the date of acquisition, $12.4 million of the purchase price was expensed as IPR&D related to system upgrades that had not yet reached technological feasibility and had no future alternative use. These major system upgrades are part of the Ensite® system which is used for the navigation and localization of diagnostic and therapeutic catheters used in AF ablation and other EP catheterization procedures. The acquisition of ESI is expected to further enhance the Company’s portfolio of products used to treat heart rhythm disorders. The Company expects to incur an additional $0.7 million to bring these system upgrades to commercialization in various markets. These costs are being funded by internally generated cash flows.

Special Charge

Symmetry Bypass System Aortic Connector Product Line Discontinuance: On September 23, 2004, management committed the Company to a plan to discontinue developing, manufacturing, marketing and selling its Symmetry™ device.  The decision to discontinue developing, manufacturing, marketing and selling the Symmetry device was primarily based on operating losses incurred related to the product over the previous three years and the prospect of ongoing operating losses, resulting from a decrease in the number of coronary artery bypass graft surgery cases and an apparent slow down in the adoption of off-pump procedures for which the Symmetry™ device was developed.

In conjunction with the plan, the Company recorded a pretax charge in the third quarter of 2004 of $14.4 million.  The charge was comprised of $4.4 million of inventory write-offs, $4.1 million of fixed asset write-offs, $3.6 million of sales returns, $1.3 million of contract termination and other costs, primarily related to a leased facility, and $1.0 million in workforce reduction costs. These activities have been completed and all payments required in connection with the charge are expected to be made by June 30, 2005.  The portion of the charges that are expected to result in future cash expenditures is estimated to be $2.6 million. In addition, the Company expects to incur additional future expense for related matters totaling approximately $4.4 million in periods prior to 2007.

Symmetry Bypass System Aortic Connector Litigation: In addition, as discussed in Note 5, there are sixteen legal cases in the United States pending as of April 20, 2005, alleging that the Company’s Symmetry™ device caused bodily injury or might cause bodily injury. Four of these matters seek class-action status (one of these has already been dismissed, but is now on appeal, another is presently stayed). There are also a number of persons who have made a claim against the Company involving the Symmetry™ device without filing a lawsuit. During the third quarter of 2004, the number of cases increased, and the number of persons asserting claims outside of litigation increased as well. With this background, the Company determined that it was probable that a liability for future legal fees to defend the cases will be incurred and the amount of such fees was reasonably estimable. As a result, the Company recorded a pre-tax charge in the third quarter of 2004 of $21.0 million to reflect this liability. One lawsuit involving the product was initiated against the Company during the first quarter of 2005, and the number of additional claims asserted outside of litigation has been minimal since the third quarter of 2004.

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

In the second quarter of 2002, the Company determined that the Silzone® reserves should be increased by $11.0 million as a result of difficulties in obtaining certain reimbursements from the Company’s insurance carriers under its product liability insurance policies ($4.6 million), an increase in management’s estimate of the costs associated with future patient follow-up as a result of extending the time period in which it planned to perform patient follow-up activities ($5.8 million) and an increase in other related costs ($0.6 million).

The Company’s product liability insurance coverage for Silzone® claims consists of a number of policies with different carriers. During 2002, Company management observed a trend where various insurance companies were not reimbursing the Company or outside legal counsel for a variety of costs incurred which the Company believed should be paid under the product liability insurance policies. These insurance companies were either refusing to pay the claims or had delayed providing an explanation for non-payment for an extended period of time. Although the Company believes it has legal recourse against these insurance carriers for the costs they are refusing to pay, the additional costs the Company would need to incur to resolve these disputes may exceed the amount the Company would recover. As a result of these developments, the Company increased the Silzone® reserves by $4.6 million in the second quarter of 2002, which represented the existing disputed costs already incurred at that time plus the anticipated future costs where the Company expects similar resistance from the insurance companies on reimbursement.

During the fourth quarter of 2003, the Company reclassified $15.7 million of receivables from the Company’s insurance carriers recorded in the Silzone® special charge accrual to other current assets. This amount related to probable future legal costs associated with the Silzone® litigation that is expected to be reimbursable by the Company’s insurance carriers.

A summary of the legal and monitoring costs and customer returns and related costs activity is as follows (in thousands):

	Legal and monitoring costs	Customer returns and related costs	Total

Initial expense and accrual in 2000	$14,397	$2,239	$16,636
Cash payments	(5,955)	(2,239)	(8,194)

Balance at December 31, 2000	8,442	—	8,442

Cash payments	(3,042)	—	(3,042)

Balance at December 31, 2001	5,400	—	5,400

Additional expense	10,433	567	11,000
Cash payments	(2,442)	(59)	(2,501)

Balance at December 31, 2002	13,391	508	13,899

Cash payments	(1,206)	(22)	(1,228)
Reclassification of legal accruals	15,721	—	15,721

Balance at December 31, 2003	27,906	486	28,392

Cash payments	(1,471)	(305)	(1,776)

Balance at December 31, 2004	26,435	181	26,616

Cash Payments	(472)	—	(472)

Balance at March 31, 2005	$25,963	$181	$26,144

The Company’s product liability insurance for Silzone® claims consists of a number of layers, each of which is covered by one or more insurance companies. The Company’s present layer of insurance, which is a $30 million layer of which approximately $12 million has been reimbursed as of April 20, 2005, is covered by Lumberman’s Mutual Casualty Insurance, a unit of the Kemper Insurance Companies (collectively referred to as Kemper). Kemper’s credit rating by A.M. Best has been downgraded to a “D” (poor). Kemper is currently in “run off,” which means that it is not issuing new policies and is, therefore, not generating any new revenue that could be used to cover claims made under previously-issued policies. In the event Kemper is unable to pay part or all of the claims directed to it, the Company believes the other insurance carriers in its insurance program will take the position that the Company will be directly liable for any claims and costs that Kemper is unable to pay, and that insurance carriers at policy layers following Kemper’s layer will not provide coverage for Kemper’s layer. Kemper also provides part of the coverage for Silzone® claims in the Company’s final layer of insurance ($20 million of the final $50 million layer).

It is possible that Silzone® costs and expenses will reach the limit of one or both of the Kemper layers of insurance coverage, and it is possible that Kemper will be unable to meet its obligations to the Company. If this were to happen, the Company could incur expense of up to approximately $38 million as of April 20, 2005. The Company has not accrued for any such losses as potential losses are possible, but not estimable, at this time.

NOTE 7 – DEBT

The Company’s long-term debt consisted of the following (in thousands):

	March 31, 2005	December 31, 2004

1.02% Yen-denominated notes, due 2010	$193,997	$200,889
Commercial paper borrowings	224,100	33,900
Other	61	76

	$418,158	$234,865

On March 31, 2005, the Company had $525.9 million of available borrowings under existing lines of credit.

In May 2003, the Company issued 7-year, 1.02% unsecured notes totaling 20.9 billion Yen, or $194.0 and $200.9 million at March 31, 2005 and December 31 2004, respectively. Interest payments are required on a semi-annual basis and the entire principal balance of the 1.02% unsecured notes is due in May 2010.

In September 2003, the Company obtained a $350 million unsecured revolving credit agreement with a consortium of lenders that expires in September 2008. This credit facility bears interest at the United States Dollar London InterBank Offered Rate (LIBOR) plus 0.60% per annum, subject to adjustment in the event of a change in the Company’s debt ratings. The Company can draw on this credit facility for general corporate purposes or to support its commercial paper program. There were no outstanding borrowings under this credit facility at March 31, 2005 and December 31, 2004.

During September 2003, the Company began issuing short-term, unsecured commercial paper with maturities up to 270 days. The weighted average effective interest rate at March 31, 2005 was 2.7% and the weighted average original maturity of commercial paper outstanding was 28 days. The weighted average effective interest rate at December 31, 2004 was 2.3% and the weighted average original maturity of commercial paper outstanding was 12 days. Any future commercial paper borrowings bear interest at varying market rates.

In May 2004, the Company obtained a 1.0 billion Yen credit facility that expires in June 2005. Borrowings under the credit facility bear interest at the floating Tokyo InterBank Offered Rate (TIBOR) plus 0.50% per annum. There were no outstanding borrowings under this credit facility at March 31, 2005 and December 31, 2004.

In September 2004, the Company entered into a $400 million unsecured revolving credit agreement with a consortium of lenders that expires in September 2009. The Company can draw on this credit facility for general corporate purposes or to support its commercial paper program. Borrowings under the credit agreement bear interest at United States Dollar LIBOR plus 0.39%, or in the event over half of the facility is drawn on, United States Dollar LIBOR plus 0.515%, in each case subject to adjustment in the event of a change in the Company’s credit ratings. There were no outstanding borrowings under this credit facility at March 31, 2005 and December 31, 2004.

The Company classifies all of its commercial paper borrowings as long-term on its balance sheet as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed credit facilities. Management continually reviews the Company’s cash flow projections and may from time to time repay a portion of the Company’s borrowings.

The Company’s 7-year, 1.02% notes, short-term bank credit agreement and revolving credit facilities contain various operating and financial covenants. Specifically, the Company must have a ratio of total debt to total capitalization not exceeding 55%, have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization) and the ratio of total debt to EBIT (net earnings before interest and income taxes)) not exceeding 3.0 to 1.0, and an interest coverage ratio (defined as the ratio of EBITDA to interest expense and the ratio of EBIT to interest expense) not less than 3.0 to 1.0 and 3.5 to 1.0 for the Company’s 1.02% notes and revolving credit facilities, respectively. The Company also has limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. However, these agreements do not include provisions for the termination of the agreements or acceleration of repayment due to changes in the Company’s credit ratings. The Company was in compliance with all of its debt covenants at March 31, 2005 and December 31, 2004.

NOTE 8 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital consists of 25 million shares of $1.00 per share par value preferred stock and 500 million shares of $0.10 per share par value common stock. The Company has designated 1.1 million of the authorized preferred shares as a Series B Junior Preferred Stock for its shareholder rights plan. There were no shares of preferred stock issued or outstanding during the first quarter of 2005 or 2004.

NOTE 9 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

Three Months Ended March 31,	2005	2004

Numerator:
Net earnings	$119,351	$95,154
Denominator:
Basic-weighted average shares outstanding	360,304	349,174
Effect of dilutive securities:
Employee stock options	15,211	19,060
Restricted shares	14	10

Diluted-weighted average shares outstanding	375,529	368,244

Basic net earnings per share	$0.33	$0.27

Diluted net earnings per share	$0.32	$0.26

Diluted-weighted average shares outstanding have not been adjusted for certain employee stock options and awards where the effect of those securities would not have been dilutive.

NOTE 10 — COMPREHENSIVE INCOME

Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale marketable securities and foreign currency translation adjustments, net of taxes. Other comprehensive loss was $22.8 million and $13.6 million for the three months ended March 31, 2005 and 2004, respectively. Total comprehensive income combines reported net earnings and other comprehensive loss. Total comprehensive income was $96.5 million and $81.5 million for the three months ended March 31, 2005 and 2004, respectively.

NOTE 11 — OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following (in thousands):

Three Months Ended March 31,	2005	2004

Interest income	$4,058	$1,569
Interest expense	(2,306)	(1,340)
Equity method losses	—	(750)
Other	(20)	(1,044)

	$1,732	$(1,565)

NOTE 12 — SEGMENT INFORMATION

Segment Information: The Company develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management, cardiac surgery, cardiology and vascular access and atrial fibrillation therapy areas. Effective January 1, 2005, the Company formed the Atrial Fibrillation and Cardiology divisions and as a result, the Daig division no longer comprises an operating segment and it has been allocated to the Company’s two new divisions. The Company’s four operating segments are Cardiac Rhythm Management (CRM), Cardiac Surgery (CS), Cardiology and Vascular Access (CD) and Atrial Fibrillation (AF). Each operating segment focuses on the development and manufacture of products for its respective therapy area. The primary products produced by each segment are: CRM —pacemaker and ICD systems; CS — mechanical and tissue heart valves and valve repair products; CD — vascular closure devices and other cardiology and vascular access products; AF — electrophysiology catheters, advanced cardiac mapping systems and ablation systems. The Company has aggregated the individual segments into two reportable segments based primarily upon their similar operational and economic characteristics: CRM/CS and CD/AF.

The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end customers and operating expenses managed by each of the segments. Certain costs of goods sold and operating expenses managed by the Company’s selling and corporate functions are not included in segment operating profit.

The following table presents certain financial information about the Company’s reportable segments (in thousands):

	CRM/CS	CD/AF	Other	Total

Three Months Ended March 31, 2005:
Net sales	$495,196	$168,713	$—	$663,909
Operating profit (a)	310,924	62,589	(205,919)	167,594
Total Assets (b)(c)	698,186	591,754	2,252,875	3,542,815

Three Months Ended March 31, 2004:
Net sales	$415,279	$133,297	$—	$548,576
Operating profit (a)	253,700	62,610	(185,108)	131,202
Total Assets (b)(c)	659,925	148,239	1,808,428	2,616,592

(a)

Other operating profit includes certain costs of goods sold and operating expense managed by the Company’s selling and corporate functions. The Company recorded an after-tax IPR&D charge of $12.4 million in conjunction with the ESI acquisition that is included in the CD/AF operating profit in the first quarter of 2005.

(b)	Other total assets include the assets managed by the Company’s selling and corporate functions, including end customer receivables, inventory, corporate cash and equivalents and deferred income taxes.
(c)	The Company does not compile expenditures for long-lived assets by segment and, therefore, has not included this information as it is impracticable to do so.

Net sales by class of similar products were as follows (in thousands):

Three Months Ended March 31,
Net Sales	2005	2004

Cardiac rhythm management	$423,473	$342,630
Cardiac surgery	71,723	72,649
Cardiology and vascular access	110,172	95,752
Atrial fibrillation	58,541	37,545

	$663,909	$548,576

Geographic Information: The following tables present certain geographical financial information (in thousands):

Three Months Ended March 31,
Net Sales (a)	2005	2004

United States	$373,396	$299,436
International
Europe	169,746	142,677
Japan	68,020	65,133
Other (b)	52,747	41,330

	290,513	249,140

	$663,909	$548,576

Long-Lived Assets	March 31, 2005	December 31, 2004

United States	$1,354,509	$771,351
International
Europe	94,875	92,142
Japan	142,400	154,138
Other	31,214	72,724

	268,489	319,004

	$1,622,998	$1,090,355

(a) Net sales are attributed to geographies based on location of the customer. (b) No one geographic market is greater than 5% of consolidated net sales.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our business is focused on the development, manufacturing and distribution of cardiovascular medical devices for the global cardiac rhythm management (CRM), cardiac surgery (CS), cardiology and vascular access (CD) and atrial fibrillation (AF) therapy areas. Our principal products in each of these therapy areas are as follows:

CRM

  bradycardia pacemaker systems (pacemakers), and
  tachycardia implantable cardioverter defibrillator systems (ICDs),

CS

  mechanical and tissue heart valves, and
  valve repair products,

CD

  vascular closure devices,
  angiography catheters,
  guidewires, and
  hemostasis introducers,

AF

  electrophysiology (EP) catheters,
  advanced cardiac mapping systems, and
  ablation systems.

Our products are sold in more than 120 countries around the world. Our largest geographic markets are the United States, Europe and Japan.

Effective January 1, 2005, the Company formed the Atrial Fibrillation Division and the Cardiology Division to focus efforts on the related therapy areas. As a result, the Daig Division no longer comprises an operating segment and it has been allocated to the new divisions. Management believes that AF is a prevalent, debilitating disease state that is not effectively treated at this time. Device technologies are emerging that may provide therapeutic improvements compared to current treatments. In addition, the electrophysiologist, the medical specialist who treats AF with devices, is also the primary customer of tachycardia implantable cardioverter defibrillator (ICD) systems products. Management believes that providing advanced AF products to electrophysiologists will generate goodwill that may lead to increased ICD sales. Finally, the creation of a separate Cardiology Division will facilitate management focus on not just the Angio-Seal™ product line, but on other products in the cardiology and vascular access markets as well.

References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.

Financial Summary
Net sales in the first quarter of 2005 were $663.9 million, an increase of approximately 21% over the first quarter of 2004 led by growth in sales of our ICDs and vascular closure devices. The positive impact of foreign currency translation contributed approximately $15 million to our first quarter 2005 net sales growth. Our ICD net sales grew approximately 73% to $206 million in the first quarter of 2005. Vascular closure net sales increased approximately 18% to $83 million in the first quarter of 2005, strengthening our leadership position in the vascular closure market.

Net earnings and diluted net earnings per share for the first quarter of 2005 increased approximately 25% and 23%, respectively, over the first quarter of 2004 due primarily to incremental profits resulting from higher sales.

During the first quarter of 2005, we completed our acquisition of Endocardial Solutions, Inc. (ESI). The addition of ESI further strengthened our portfolio of products used to treat heart rhythm disorders. Our results for the first quarter of 2005 include a $12.4 million after-tax charge for purchased in-process research and development (IPR&D) related to this transaction.

Our cash flows from operations remained strong during the first quarter of 2005. We ended the quarter with $686.2 million of cash and equivalents and $418.2 million of long-term debt. We expect to use our future cash flows to fund internal development opportunities, reduce our debt and fund acquisitions, including the acquisition of the business of Velocimed, LLC (Velocimed).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; estimated useful lives of diagonistic equipment; valuation of purchased in-process research and development, goodwill and other intangible assets; income taxes; Silzone® special charge accruals; and legal reserves. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

RESULTS OF OPERATIONS

Acquisitions & Minority Investments
Acquisitions can have an impact on the comparison of our operating results and financial condition from period to period.

Acquisitions: On April 6, 2005, we completed our acquisition of the business of Velocimed, for $82.5 million less approximately $9.0 million of cash on hand at Velocimed at closing plus additional contingent payments tied to revenues in excess of minimum future targets, and a milestone payment upon U.S. Food and Drug Administration (FDA) approval of the Premere™ patent foramen ovale closure system. Velocimed develops and manufactures specialty interventional cardiology devices. We expect to record an IPR&D charge of approximately $13.7 million associated with the completion of this transaction in the second quarter of 2005.

On January 13, 2005, we completed our acquisition of ESI for $273.7 million, which includes closing costs less $9.4 million of cash acquired. ESI had been publicly traded on the NASDAQ market under the ticker symbol ECSI. ESI develops, manufactures, and markets the EnSite® System used for the navigation and localization of diagnostic and therapeutic catheters used by physician specialists to diagnose and treat cardiac rhythm disorders. We recorded an after-tax IPR&D charge of $12.4 million associated with the completion of this transaction in the first quarter of 2005. The results of operations of ESI have been included in our consolidated results of operations since the date of acquisition.

Minority Investment: On January 12, 2005, we made an initial equity investment of $12.5 million pursuant to the Preferred Stock Purchase and Acquisition Option Agreement (the Purchase and Option Agreement) and an Agreement and Plan of Merger (the Merger Agreement) entered into with ProRhythm, Inc. (ProRhythm). The initial investment equated to approximately a 9% ownership interest and is accounted for under the cost method. ProRhythm is developing a high intensity focused ultrasound (HIFU) catheter-based ablation system for the treatment of AF. Under the terms of the Purchase and Option Agreement, we have the option to make, or ProRhythm can require us to make, an additional $12.5 million equity investment through January 31, 2006, upon completion of specific clinical and regulatory milestones.

The Purchase and Option Agreement also provides that we have the exclusive right, but not the obligation, through the later of three months after the date ProRhythm delivers certain clinical trial data or March 31, 2007, to acquire ProRhythm for $125.0 million in cash consideration payable to the ProRhythm stockholders (other than us) pursuant to the terms and conditions set forth in the Merger Agreement, with additional cash consideration payable to the ProRhythm stockholders (other than us) after the consummation of the acquisition, if ProRhythm achieves certain performance-related milestones.

Segment Review
Our four operating segments are Cardiac Rhythm Management (CRM), Cardiac Surgery (CS), Cardiology and Vascular Access (CD), and Atrial Fibrillation (AF). Each operating segment focuses on the development and manufacture of products for its respective therapy area. The primary products produced by each segment are: CRM — pacemaker and ICD systems; CS — mechanical and tissue heart valves and valve repair products; CD — vascular closure devices and other cardiology and vascular access products; AF — electrophysiology catheters, advanced cardiac mapping systems and ablation systems. We have aggregated the individual segments into the two reportable segments based primarily upon their similar operational and economic characteristics: CRM/CS and CD/AF.

The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end customers and operating expenses managed by each of the segments. Certain costs of goods sold and operating expenses managed by our selling and corporate functions are not included in segment operating profit.

The following table presents certain financial information about our reportable segments (in thousands):

	CRM/CS	CD/AF	Other	Total

Three Months Ended March 31, 2005:
Net sales	$495,196	$168,713	$—	$663,909
Operating profit (a)	310,924	62,589	(205,919)	167,594
Total Assets (b)(c)	698,186	591,754	2,252,875	3,542,815

Three Months Ended March 31, 2004:
Net sales	$415,279	$133,297	$—	$548,576
Operating profit (a)	253,700	62,610	(185,108)	131,202
Total Assets (b)(c)	659,925	148,239	1,808,428	2,616,592

(a)

Other operating profit includes certain costs of goods sold and operating expense managed by our selling and corporate functions. We recorded an after-tax IPR&D charge of $12.4 million in conjunction with the ESI acquisition that is included in the CD/AF operating profit in the first quarter of 2005.

(b)	Other total assets include the assets managed by our selling and corporate functions, including end customer receivables, inventory, corporate cash and equivalents and deferred income taxes.
(c)	We do not compile expenditures for long-lived assets by segment and, therefore, we have not included this information as it is impracticable to do so.

The following discussion of the changes in our net sales is provided by class of similar products, which is the primary focus of our sales activities. That analysis sufficiently describes the changes in our sales results for our two reportable segments.

Net Sales
Net sales by geographic markets were as follows (in thousands):

Three months ended March 31,	2005	2004

United States	$373,396	$299,436
International
Europe	169,746	142,677
Japan	68,020	65,133
Other	52,747	41,330

	290,513	249,140

	$663,909	$548,576

Net sales by class of similar products were as follows (in thousands):

Three months ended March 31,	2005	2004

Cardiac rhythm management
Pacemaker systems	$217,094	$223,063
ICD systems	206,379	119,567

	423,473	342,630

Cardiac surgery
Heart valves	66,687	66,734
Other cardiac surgery products	5,036	5,915

	71,723	72,649

Cardiology
Vascular closure devices	82,761	70,069
Other cardiology and vascular access products	27,411	25,683

	110,172	95,752

Atrial fibrillation
Atrial fibrillation products	58,541	37,545

	$663,909	$548,576

Overall, net sales increased 21% in first quarter of 2005 over the first quarter of 2004 primarily related to growth in unit volume of approximately 21%. Additionally, foreign currency translation had a favorable impact of $15 million in the first quarter of 2005 when compared with 2004 due primarily to the strengthening of the Euro and the Yen against the U.S. dollar. This amount is not indicative of the net earnings impact of foreign currency translation for 2005 due to partially offsetting unfavorable foreign currency translation impacts on cost of sales and operating expenses. These increases in net sales were partially offset by an overall decline in average selling prices of approximately 3% in the first quarter of 2005 when compared with the first quarter of 2004, due to a larger portion of our sales mix coming from lower-priced markets outside of the United States.

Cardiac rhythm management net sales increased 24% in first quarter of 2005 over the first quarter of 2004. The first quarter of 2005 CRM net sales were favorably impacted by growth in unit volume driven by sales of traditional ICD products and the continued market penetration of products into the cardiac resynchronization therapy (CRT) segments of the U.S. pacemaker and ICD market. Foreign currency translation also had a favorable impact on CRM net sales in the first quarter of 2005 as compared with 2004 of approximately $8.5 million. Net sales of pacemaker systems decreased 3% during the first quarter of 2005 due to a 6% decline in average selling prices that was partially offset by $5.7 million of favorable impact from foreign currency translation and a 1% increase in unit volume. Net sales of ICD systems increased 73% in the first quarter of 2005 over the first quarter of 2004 due to a 60% increase in ICD unit sales and a 10% increase in average selling prices primarily due to a larger portion of our sales coming from the United States, where we began selling our CRT products during the third quarter of 2004. Net sales of ICD systems in the first quarter of 2005 also included favorable impact from foreign currency translation of approximately $2.8 million.

Cardiac surgery net sales decreased slightly in the first quarter of 2005 when compared to first quarter of 2004. The slight decrease in 2005 CS net sales was due to a 12% decline in average selling prices offset by a 7% increase in unit volume and $2.3 million of favorable impact from foreign currency translation. Heart valve net sales remained consistent in the first quarter of 2005 when compared to 2004 as an increase in unit volume of approximately 9% and approximately $2.1 million of favorable impact from foreign currency translation were offset by a 12% decline in global average selling price. Net sales of other cardiac surgery products decreased $0.9 million during the first quarter of 2005 when compared to 2004.

Cardiology net sales increased 15% during the first quarter of 2005 compared to the first quarter of 2004. Cardiology net sales in the first quarter of 2005 were favorably impacted by growth in unit volume of approximately 17% and $2.4 million of favorable impact from foreign currency translation offset by a 4% decrease in average selling prices. Net sales of vascular closure devices increased 18% during the first quarter of 2005 when compared to the first quarter of 2004 due to an 18% increase in Angio-Seal™ unit sales and approximately $1.6 million of favorable impact from foreign currency translation. These increases were partially offset by a 2% decline in global average selling prices. Net sales of other cardiology and vascular access products increased 7% in the first quarter of 2005 due to a 12% increase in unit sales and $0.9 million of favorable impact from foreign currency translation offset by a 9% decline in average selling prices.

Atrial Fibrillation net sales increased 56% in the first quarter of 2005 when compared to the first quarter of 2004. The increase in AF net sales during the first quarter of 2005 was due to sales of products related to recent acquisitions, an increase in unit volume of 18% and $1.2 million of favorable impact from foreign currency translation. These increases were offset by a 1% decline in global average selling prices during the first quarter of 2005 when compared to 2004.

Gross Profit
Gross profit for the first quarter of 2005 totaled $476.0 million, or 71.7% of net sales, as compared with $384.3 million, or 70.1% of net sales, for same period in 2004. The increase in our gross profit percentage during the first quarter of 2005 when compared to the first quarter of 2004 is primarily related to increased sales of higher margin ICDs in the first quarter of 2005, favorable impact resulting from selling through during 2004 the CRM inventory on hand at the time of the acquisitions of the assets of the Getz Bros. entities that distribute our products in Japan and Australia and favorable impact from foreign currencies. These favorable items were offset by a decrease in average selling prices due to a larger portion of our total sales mix coming from lower-priced markets outside of the United States.

Selling, General and Administrative (SG&A) Expense
SG&A expense for the first quarter of 2005 totaled $219.0 million, or 33.0% of net sales, as compared with $187.5 million, or 34.1% of net sales, for the first quarter of 2004. The decrease in SG&A as a percentage of sales is due to higher selling and marketing expenses incurred during the first quarter of 2004 as we prepared for our entry into the CRT segment of the United States pacemaker and ICD markets, which occurred during the third quarter of 2004, offset by higher costs in the first quarter of 2005 related to the recent acquisitions.

Research and Development (R&D) Expense
R&D expenses in the first quarter of 2005 totaled $77.0 million, or 11.6% of net sales, compared with $65.6 million, or 11.9% of net sales, for the first quarter of 2004. The increase in the dollar amount of R&D expenses was due primarily to our increased spending on the development of new products and related clinical trials, including our CRT devices, tissue values and other products to treat emerging indications including atrial fibrillation.

Purchased In-Process Research and Development Charges

Endocardial Solutions, Inc.: In January 2005, we acquired ESI. At the date of acquisition, $12.4 million of the purchase price was expensed as IPR&D related to system upgrades that had not yet reached technological feasibility and had no future alternative use. These major system upgrades are part of the Ensite® System which is used for the navigation and localization of diagnostic and therapeutic catheters used in AF ablation and other EP catheterization procedures. The acquisition of ESI is expected to further enhance the Company’s portfolio of products used to treat heart rhythm disorders. The Company expects to incur an additional $0.7 million to bring these system upgrades to commercialization in various markets. These costs are being funded by internally generated cash flows.

Special Charges

Symmetry Bypass System Aortic Connector Product Line Discontinuance: On September 23, 2004, management committed the Company to a plan to discontinue developing, manufacturing, marketing and selling its Symmetry Bypass System Aortic Connector (Symmetry™ device).  The decision to discontinue developing, manufacturing, marketing and selling the Symmetry™ device was primarily based on operating losses incurred related to the product over the previous three years and the prospect of ongoing operating losses, resulting from a decrease in the number of coronary artery bypass graft surgery cases and an apparent slow down in the adoption of off-pump procedures for which the Symmetry™ device was developed.

In conjunction with the plan, we recorded a pre-tax charge in the third quarter of 2004 of $14.4 million. The charge was comprised of $4.4 million of inventory write-offs, $4.1 million of fixed asset write-offs, $3.6 million of sales returns, $1.3 million of contract termination and other costs, primarily related to a leased facility, and $1.0 million in workforce reduction costs. These activities have been completed and all payments required in connection with the charge are expected to be made by June 30, 2005. The portion of the charge that is expected to result in future cash expenditures is estimated to be $2.6 million. In addition, we expect to incur additional future expense for related matters totaling approximately $4.4 million in periods prior to 2007.

Silzone®Special Charges: On January 21, 2000, we initiated a worldwide voluntary recall of all field inventories of heart valve replacement and repair products incorporating Silzone®coating on the sewing cuff fabric. We concluded that we would no longer utilize Silzone® coating. As a result of the voluntary recall and product discontinuance, we recorded a special charge totaling $26.1 million during the first quarter of 2000. The $26.1 million special charge consisted of asset write-downs ($9.5 million), legal and patient follow-up costs ($14.4 million) and customer returns and related costs ($2.2 million).

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

Our product liability insurance coverage for Silzone® claims consists of a number of policies with different carriers. During 2002, we observed a trend where various insurance companies were not reimbursing us or outside legal counsel for a variety of costs incurred, which we believed should be paid under the product liability insurance policies.  These insurance companies were either refusing to pay the claims or had delayed providing an explanation for non-payment for an extended period of time.  Although we believe we have legal recourse against these insurance carriers for the costs they are refusing to pay, the additional costs we would need to incur to resolve these disputes may exceed the amount we would recover.  As a result of these developments, we increased the Silzone® reserves by $4.6 million in the second quarter of 2002, which represents the existing disputed costs already incurred at that time plus the anticipated future costs where we expect similar resistance from the insurance companies on reimbursement.

During the fourth quarter of 2003, we reclassified $15.7 million of receivables from our insurance carriers recorded in the Silzone® special charge accrual to other current assets. This amount related to probable future legal costs associated with the Silzone® litigation.

A summary of the legal and monitoring costs and customer returns and related costs activity is as follows (in thousands):

	Legal and monitoring costs	Customer returns and related costs	Total

Initial expense and accrual in 2000	$14,397	$2,239	$16,636
Cash payments	(5,955)	(2,239)	(8,194)

Balance at December 31, 2000	8,442	—	8,442

Cash payments	(3,042)	—	(3,042)

Balance at December 31, 2001	5,400	—	5,400

Additional expense	10,433	567	11,000
Cash payments	(2,442)	(59)	(2,501)

Balance at December 31, 2002	13,391	508	13,899

Cash payments	(1,206)	(22)	(1,228)
Reclassification of legal accruals	15,721	—	15,721

Balance at December 31, 2003	27,906	486	28,392

Cash payments	(1,471)	(305)	(1,776)

Balance at December 31, 2004	26,435	181	26,616

Cash Payments	(472)	—	(472)

Balance at March 31, 2005	$25,963	$181	$26,144

In addition to the amounts available under the above Silzone® reserves, we have approximately $150.0 million remaining in product liability insurance currently available for the Silzone®-related matters. See discussion of one of our product liability insurance carriers, Kemper, under Critical Accounting Policies and Estimates — Silzone® Special Charge Accruals in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

Three Months Ended March 31,	2005	2004

Interest income	$4,058	$1,569
Interest expense	(2,306)	(1,340)
Equity method losses	—	(750)
Other	(20)	(1,044)

	$1,732	$(1,565)

The favorable change in other income (expense) during the first quarter of 2005 as compared with the same period in 2004 was due primarily to higher interest income as a result of our increased levels of invested cash at higher interest rates. In addition, other income (expense) was favorably impacted by a decrease in other expense due to a decrease in foreign currency exchange losses as the Euro and Yen stabilized versus the United States dollar in the first quarter of 2005 when compared to the first quarter of 2004. Also, during the first quarter of 2005, Epicor Medical, Inc. is now reported in our consolidated results rather than being recorded under the equity method. These favorable changes were offset by higher levels of interest expense as a result of increased borrowings, at higher interest rates, under our commercial paper program which was used to fund the ESI acquisition on January 13, 2005.

Income Taxes
Our effective income tax rate was 29.5% for the first quarter of 2005 and 26.6% for the first quarter of 2004. The increase in our effective income tax rate in 2005 is due to a larger percentage of our taxable income being generated in higher tax rate jurisdictions and the $12.4 million IPR&D charge, which had no related tax benefit because it is non-deductible for income tax purposes, recorded in the first quarter of 2005 related to the ESI acquisition.

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

The pacemaker and ICD markets are highly competitive. There are currently three principal suppliers to these markets, including St. Jude Medical, and our two principal competitors each have substantially more assets and sales than us. Rapid technological change in these markets is expected to continue, requiring us to invest heavily in research and development and to effectively market our products. Two trends began to emerge in these markets during 2002. The first involved a shift of some traditional pacemaker patients to ICD devices in the United States, and the second involved the increasing use of resynchronization devices in both the U.S. ICD and pacemaker markets. Our competitors in CRM have had approved resynchronization devices in the U.S. markets during this period. We obtained U.S. regulatory approval to market our resynchronization devices in the second quarter of 2004. A large portion of our sales growth in CRM products in the near term is dependent on market acceptance of our resynchronization devices.

The cardiac surgery markets, which include mechanical heart valves, tissue heart valves and valve repair products, are also highly competitive. Since 1999, cardiac surgery therapies have shifted to tissue valves and repair products from mechanical heart valves, resulting in an overall market share loss for us. Competition is anticipated to continue to place pressure on pricing and terms, including a trend toward vendor-owned (consignment) inventory. Also, healthcare reform is expected to result in further hospital consolidations over time with related pressure on pricing and terms.

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

Atrial Fibrillation is a prevalent, debilitating disease state that is not effectively treated at this time. Device technologies in AF therapy are emerging and may provide therapeutic improvements compared to current treatments.

We operate in an industry that is susceptible to significant product liability claims. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class. In addition, product liability claims may be asserted against us in the future relative to events that are not known to us at the present time. Our product liability insurance coverage for the period from April 1, 2005 through June 15, 2006 is $400 million, with a $100 million deductible per occurrence. In light of our significant self-insured retention, our product liability insurance coverage is designed to help protect against a catastrophic claim.

Group purchasing organizations, independent delivery networks and large single accounts, such as the Veterans Administration in the United States, continue to consolidate purchasing decisions for some of our hospital customers. We have contracts in place with many of these organizations. In some circumstances, our inability to obtain a contract with such an organization could adversely affect our efforts to sell our products to that organization’s hospitals.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.

In March 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, which expressed views of the SEC staff regarding the application of Statement 123(R).  In April 2005, the SEC issued release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement 123(R). Among other things, SAB 107 and release No. 33-8568 provided interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, provided the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and changed the required adoption date of the standard. Statement 123(R) is effective for fiscal years beginning after December 15, 2005 and we are required to adopt this standard effective January 1, 2006. Statement 123(R) permits public companies to adopt its requirements using one of two methods. We plan to adopt Statement 123(R) using the “modified-prospective method” which is a method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

As permitted by Statement 123, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)‘s fair value method will have a significant impact on our consolidated results of operations, although it will have no impact on our overall financial position and cash flows. The impact of adopting Statement 123(R) on future period earnings cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the valuation methodology employed (i.e. Black Scholes or Binominal model). However, had we adopted Statement 123(R) in prior periods under the Black Scholes method, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net earnings and net earnings per share in Note 1 to the consolidated financial statements.

In December 2004, the FASB issued two FASB staff positions (FSP): FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004 and FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP FAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS No. 109, Accounting for Income Taxes. FAS 109-2 provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on the enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. Based on these requirements, we have approximately $500 million of cash held outside the United States which could be eligible for the special deduction in 2005 under the Act.  Due to the complexity of the repatriation provision, we are still evaluating the effects of the Act on our plan for repatriation of foreign earnings and the related impact to our tax provision.  It is anticipated that this evaluation will be completed by the end of the second quarter of 2005.  The range of possible amounts that we are currently considering for repatriation is between zero and $500 million.

FINANCIAL CONDITION

Liquidity and Capital Resources
Our liquidity and cash flows remained strong during the first quarter of 2005. Cash provided by operating activities was $101.6 million for the first quarter of 2005, down $1.7 million from the first quarter of 2004. Improvements in operating cash flow during the first quarter of 2005 when compared to 2004 primarily related to increased earnings and an increase in the tax benefit realized from the exercise of employee stock options were offset by an increase in our accounts receivable and inventory levels and a decrease in our accounts payable and accrued expenses.  Accounts receivable increased in the first quarter of 2005 as the result of higher sales volumes, timing of sales and a higher portion of sales mix coming from international customers who traditionally have longer payment cycles. Our day sales outstanding decreased to 92 days at March 31, 2005 from 94 days at December 31, 2004. Our increase in inventory was primarily the result of maintaining higher finished goods inventory levels to support our higher sales volumes. Our inventory, expressed as the number of days of cost of sales on hand, declined from 176 days at December 31, 2004 to 168 days at March 31, 2005. The increase in cash used in investing activities and provided by financing activities when comparing March 31, 2005 to March 31, 2004 is primarily related to the acquisition of ESI and related debt financing during the first quarter of 2005. We expect to use our future cash flows to fund internal development opportunities, reduce our debt and fund acquisitions, including the April 2005 acquisition of Velocimed.

At March 31, 2005, a substantial portion of our cash and cash equivalents were held by our non-U.S. subsidiaries. These funds are only available for use by our U.S. operations if they are repatriated into the United States. On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law by the President of the United States. The Act allows U.S. corporations a one-time deduction of 85% of certain “cash dividends” received from controlled foreign corporations. The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year.  According to the Act, the amount of eligible dividends is limited to $500 million or the amount described as permanently reinvested earnings outside the United States in the most recent audited financial statements filed with the SEC on or before June 30, 2003.  Based on these requirements, we have approximately $500 million of cash held outside the United States which could be eligible for the special deduction in 2005.  Due to the complexity of the repatriation provision, we are evaluating the effects of the Act on our plan for repatriation of foreign earnings and the related impact to our tax provision.  It is anticipated that this evaluation will be completed by the end of the second quarter of 2005.

Share Repurchase
On October 11, 2004, the Board of Directors authorized a share repurchase program of up to $300 million of our outstanding common stock. The share repurchases can be made through transactions in the open market and/or privately negotiated transactions, including the use of options, futures, swaps and accelerated share repurchase contracts. This authorization expires on December 31, 2006. We have not repurchased any of our common stock under this program during the first quarter of 2005.

Debt and Credit Facilities
In May 2003, we issued 7-year, 1.02% unsecured notes totaling 20.9 billion Yen, or $194.0 and $200.9 million at March 31, 2005 and December 31 2004, respectively. Interest payments are required on a semi-annual basis and the entire principal balance of the 1.02% unsecured notes is due in May 2010.

In September 2003, we obtained a $350 million unsecured revolving credit agreement with a consortium of lenders that expires in September 2008. This credit facility bears interest at the United States Dollar London Interbank Offered Rate (LIBOR) plus 0.60% per annum, subject to adjustment in the event of a change in our debt ratings. We can draw on this credit facility for general corporate purposes or to support our commercial paper program. There were no outstanding borrowings under this credit facility at March 31, 2005 and December 31, 2004.

During September 2003, we began issuing short-term, unsecured commercial paper with maturities up to 270 days. The weighted average effective interest rate at March 31, 2005 was 2.7% and the weighted average original maturity of commercial paper outstanding was 28 days. The weighted average effective interest rate at December 31, 2004 was 2.3% and the weighted average original maturity of commercial paper outstanding was 12 days. Any future commercial paper borrowings bear interest at varying market rates.

In May 2004, we obtained a 1.0 billion Yen credit facility that expires in June 2005. Borrowings under the credit facility bear interest at the floating Tokyo InterBank Offered Rate (TIBOR) plus 0.50% per annum. There were no outstanding borrowings under this credit facility at March 31, 2005 and December 31, 2004.

In September 2004, we entered into a $400 million unsecured revolving credit agreement with a consortium of lenders that expires in September 2009. We can draw on this credit facility for general corporate purposes or to support our commercial paper program. Borrowings under the credit agreement bear interest at United States Dollar LIBOR plus 0.39%, or in the event over half of the facility is drawn on, United States Dollar LIBOR plus 0.515%, in each case subject to adjustment in the event of a change in our credit ratings. There were no outstanding borrowings under this credit facility at March 31, 2005 and December 31, 2004.

We classify all of our commercial paper borrowings as long-term on the balance sheet as we have the ability to repay any short-term maturity with available cash from our existing long-term, committed credit facilities. We continually review our cash flow projections and may from time to time repay a portion of the borrowings.

Our 7-year, 1.02% notes, short-term bank credit agreement and revolving credit facilities contain various operating and financial covenants. Specifically, we must have a ratio of total debt to total capitalization not exceeding 55%, have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization) and the ratio of total debt to EBIT (net earnings before interest and income taxes)) not exceeding 3.0 to 1.0, and an interest coverage ratio (defined as the ratio of EBITDA to interest expense and the ratio of EBIT to interest expense) not less than 3.0 to 1.0 and 3.5 to 1.0 for our 1.02% notes and revolving credit facilities, respectively. We also have limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. However, these agreements do not include provisions for the termination of the agreements or acceleration of repayment due to changes in our credit ratings. We were in compliance with all of our debt covenants at March 31, 2005 and December 31, 2004.

We believe that our existing cash balances, available borrowings under our committed credit facilities of up to $750 million and future cash generated from operations will be sufficient to meet our working capital and capital investment needs over the next twelve months and in the foreseeable future thereafter. Should suitable investment opportunities arise, we believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital, if necessary.

Commitments and Contingencies
On January 12, 2005, we made an initial equity investment of $12.5 million pursuant to the Purchase and Option Agreement and the Merger Agreement entered into with ProRhythm. Under the terms of the Purchase and Option Agreement, we have the option to make, or ProRhythm can require us to make, an additional $12.5 million equity investment through January 31, 2006 upon completion of specific clinical and regulatory milestones.

The ProRhythm Purchase and Option Agreement also provides us with the exclusive right, but not the obligation, through the later of three months after the date ProRhythm delivers certain clinical trial data or March 31, 2007, to acquire ProRhythm for $125.0 million in cash consideration payable to the ProRhythm stockholders (other than the Company) pursuant to the terms and conditions set forth in the Merger Agreement, with additional cash consideration payable to the ProRhythm stockholders (other than the Company) after the consummation of the acquisition, if ProRhythm achieves certain performance-related milestones.

Under the terms of the Irvine Biomedical, Inc. (IBI) purchase agreement, we are obligated to pay contingent consideration of up to $13.0 million to the non-St. Jude Medical shareholders if IBI receives approval by certain specified dates in 2005 and 2006 from the FDA of certain EP catheter ablation systems currently in development.

Under the terms of the Velocimed purchase agreement, we are obligated to pay contingent consideration of up to $180.0 million to the former shareholders of Velocimed. The $180.0 million in contingent consideration includes $100 million that is earned based upon the achievement of certain 2006, 2007 and 2008 revenue milestones and the remaining $80.0 million is earned based upon timing of the FDA approval related to the Premere™ device with no milestone payment being made if approval occurs after December 31, 2010.

We also have contingent commitments to acquire various businesses involved in the distribution of our products that could total approximately $53 million in aggregate during 2005 to 2010, provided that certain contingencies are satisfied. The purchase prices of the individual businesses range from approximately $0.4 million to $5.8 million.

There have been no significant changes in our contractual obligations and other commitments as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, except for a reduction of approximately $293.0 million in contingent acquisition payments which were made in the first quarter of 2005 as a result of the ESI acquisition, ($280.5 million) and the investment in ProRhythm, Inc., ($12.5 million). We have no off-balance sheet financing arrangements other than certain operating leases as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

1.

Legislative or administrative reforms to the U.S. Medicare or Medicaid systems or similar reforms of international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for such procedures. Adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues.

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

9.

Regulatory actions arising from the concern over Bovine Spongiform Encephalopathy, sometimes referred to as “mad cow disease”, that have the effect of limiting the Company’s ability to market products using collagen, such as Angio-SealTM, or that impose added costs on the procurement of collagen.

10.	Difficulties obtaining, or the inability to obtain, appropriate levels of product liability insurance.
11.	The ability of our Silzone® product liability insurers, especially Kemper, to meet their obligations to us.
12.	A serious earthquake affecting our facilities in Sunnyvale or Sylmar, California, or a hurricane affecting our operations in Puerto Rico.
13.	Healthcare industry consolidation leading to demands for price concessions or the exclusion of some suppliers from significant market segments.
14.	Adverse developments in litigation including product liability litigation, patent litigation or other intellectual property litigation.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2004 in our market risk. For further information on market risk, refer to Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

During the fiscal quarter ended March 31, 2005, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Subsequent to the Company’s voluntary recall, the Company has been sued in various jurisdictions by some patients who received a Silzone® device and now has cases pending in the United States, Canada, the United Kingdom, Ireland and France. Some of these claims allege bodily injuries as a result of an explant or other complications, which they attribute to the Silzone® devices. Others, who have not had their device explanted seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. Some of the cases involving Silzone products have been settled, some have been dismissed and others are on going. Some of these cases, both in the United States and Canada, are seeking class-action status. A summary of the number of Silzone® cases by jurisdiction as of April 20, 2005 follows:

U.S. Cases

o	Multi-District Litigation (MDL) and federal district court in Minnesota:

o	Eight original class-action complaints have been consolidated into one case seeking certification of separate classes. The first complaint seeking class-action status was served upon the Company on April 27, 2000 and all eight original complaints seeking class-action status were consolidated into one case on October 22, 2001. One proposed class in the consolidated complaint seeks injunctive relief in the form of medical monitoring. A second class in the consolidated complaint seeks an unspecified amount of monetary damages. A third class in the consolidated complaint seeks an unspecified amount of monetary damages under Minnesota’s Consumer Protection Statutes.

o	Eighteen individual cases are pending as of April 20, 2005 in the MDL. The first individual complaint that was transferred to the MDL court was served upon the Company on November 28, 2000, and the most recent individual complaint that was transferred to the MDL court was served upon the Company on September 15, 2004. The complaints in these cases each request damages ranging from $10 thousand to $120.5 million and, in some cases, seek an unspecified amount.

o	Twenty-nine individual state court suits involving 37 patients are pending as of April 20, 2005. The cases are venued in the following states: Florida, Minnesota, Missouri, Pennsylvania, Texas and Wyoming. The first individual state court complaint was served upon the Company on March 1, 2000 and the most recent individual state court complaint was served upon the Company on March 15, 2005. The complaints in these cases each request damages ranging from $50 thousand to $100 thousand and, in some cases, seek an unspecified amount.

o	A lawsuit seeking a class action for all persons residing in the European Economic Union member jurisdictions who have had a heart valve replacement and/or repair procedure using a product with Silzone® coating was filed in Minnesota state court and served upon the Company on February 11, 2004. The complaint seeks damages in an unspecified amount for the class, and in excess of $50 thousand for the representative plaintiff individually. The complaint also seeks injunctive relief in the form of medical monitoring. The Company is opposing plaintiff’s pursuit of this case on jurisdictional, procedural and substantive grounds.

o	Two cases involving 70 patients were dismissed in Texas by the trial court on April 25, 2002 and February 14, 2003; the plaintiffs in these two cases have appealed. The first of these cases was served upon the Company on October 29, 2001, and the second case was served upon the Company on November 8, 2002. The complaints in these cases request damages in an unspecified amount.

Non-U.S. Cases

Canada:

o	Four class-action cases involving five named plaintiffs and one individual case involving two named plaintiffs are pending as of April 20, 2005 (cases are venued in the provinces of British Columbia, Ontario and Quebec); in Ontario and Quebec the courts have certified class actions. The first complaint in Canada was served upon the Company on August 18, 2000, and the most recent Canadian complaint was served upon the Company on March 14, 2004. The complaints in these cases each request damages ranging from 1.5 million to 500 million Canadian dollars.

UK:

o	One case involving one plaintiff is pending as of April 20, 2005 and the Particulars of Claim in this case was served on December 21, 2004. The plaintiff in this case requests damages equivalent to approximately $365 thousand U.S. Dollars.

Ireland:

o	One case involving one plaintiff is pending as of April 20, 2005. The complaint in this case was served on December 30, 2004, and seeks an unspecified amount in damages.

France:

o	One case involving one plaintiff is pending as of April 20, 2005. This case was initiated by way of an Injunctive Summons to Appear that was served on November 3, 2004. The plaintiff in this case is requesting damages in excess of 3 million Euros.

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

Certain plaintiffs have requested Judge Tunheim to allow some cases to proceed as class actions. In response to these requests, Judge Tunheim has issued several rulings concerning class action certification. Although more detail is set forth in the orders issued by the court, the result of these rulings is that Judge Tunheim declined to grant class-action status to personal injury claims, but granted class-action status for claimants from seventeen states to proceed with medical monitoring claims, so long as they do not have a clinical injury. The court also indicated that a class action could proceed under Minnesota’s Consumer Protection statutes.

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

On January 16, 2004, the court in Ontario, Canada, issued further rulings certifying a class of Silzone® patients in a class-action suit against the Company. The Company sought leave to appeal the court’s decision in this regard, but in a decision issued on January 28, 2005, the request to appeal was rejected. As a result, the class action in Ontario will proceed pursuant to further scheduling orders that will be issued by the Ontario court. The court in the Province of Quebec has also certified a class action in that jurisdiction and that matter is proceeding. Efforts by plaintiff attorneys to have a class action certified in a case in British Columbia are also underway.

The Company is not aware of any unasserted claims related to Silzone® devices. Company management believes that the final resolution of the Silzone® cases will take several years. While management reviews the claims that have been asserted from time to time and periodically engages in discussions about the resolution of claims with claimants’ representatives, management cannot reasonably estimate at this time the time frame in which any potential settlements or judgments would be paid out. The Company accrues for contingent losses when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone® devices, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered (see Note 5 to the Consolidated Financial Statements). The Company has not accrued for any amounts associated with probable settlements or judgments because management cannot reasonably estimate such amounts. However, management believes that no significant claims will ultimately be allowed to proceed as class actions in the United States and, therefore, that all settlements and judgments will be covered under the Company’s remaining product liability insurance coverage (approximately $150.0 million as of April 20, 2005), subject to the insurance companies’ performance under the policies (see Note 5 to the Consolidated Financial Statements for further discussion on the Company’s insurance carriers). As such, management believes that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by its product liability insurance policies or existing reserves will not have a material adverse effect on the Company’s statement of financial position or liquidity, although such costs may be material to the Company’s consolidated results of operations of a future period.

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

In August 2002, Guidant commenced an appeal of certain of the trial judge’s post-trial decisions pertaining to the ‘288 patent. Guidant did not appeal the trial court’s finding of invalidity and non-infringement of the ‘472 patent. As part of its appeal, Guidant requested that the monetary damages awarded by the jury pertaining to the ‘472 patent ($140.0 million) be transferred to the ‘288 patent infringement claim.

On August 31, 2004, a three judge panel of the Court of Appeals for the Federal Circuit (CAFC) issued a ruling on Guidant’s appeal of the trial court decision concerning the ‘288 patent. The CAFC reversed the decision of the trial court judge that the ‘288 patent was invalid. The court also ruled that the trial judge’s claim construction of the ‘288 patent was incorrect and, therefore, the jury’s verdict of non-infringement was set aside. Guidant’s request to transfer the $140.0 million to the ‘288 patent was rejected. The court also ruled on other issues that were raised by the parties. The Company’s request for a re-hearing of the matter by the panel and the entire CAFC court was rejected. The case was returned to the District Court in Indiana in November 2004, but the Company has requested the U.S. Supreme Court to review certain aspects of the CAFC decision. It is not expected that the U.S. Supreme Court would rule on this request until sometime during the second quarter of 2005. In the meantime, the case remanded to the District Court in Indiana has been set for a trial scheduled to begin January 30, 2006.

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

Guidant 2004 Patent Litigation:In February 2004, Guidant sued the Company in federal district court in Delaware alleging that the Company’s Epic™ HF ICD, Atlas®+ HF ICD and Frontier™devices infringe U.S Patent No. RE 38,119E (the ‘119 patent). Guidant also sued the Company in February 2004 alleging that the Company’s QuickSite® 1056K pacing lead infringes U.S. Patent No. 5,755,766 (the ‘766 patent). This second suit was initiated in federal district court in Minnesota. Guidant is seeking an injunction against the manufacture and sale of these devices by the Company in the United States and compensation for what it claims are infringing sales of these products up through the effective date of the injunction. At the end of the second quarter of 2004, the Company received FDA approval to market these devices in the United States. The Company has not submitted a substantive response to Guidant’s claims at this time. Another competitor of the Company, Medtronic, Inc., which has a license to the ‘119 patent, is contending in a separate lawsuit with Guidant that the ‘119 patent is invalid.

The Company has not accrued any amounts for legal settlements or judgments related to the Guidant 2004 patent litigation. Potential losses arising from this any legal settlements or judgments are possible, but not estimable, at this time. The range of such losses could be material to the operations, financial position and liquidity of the Company.

Symmetry™ Litigation: As of April 20, 2005, there are sixteen lawsuits in the United States pending against the Company which allege that its Symmetry™ Bypass System Aortic Connector (Symmetry™ device) caused bodily injury or might cause bodily injury. In addition, a number of persons have made a claim against the Company involving the Symmetry™ device without filing a lawsuit. The first lawsuit involving the Symmetry™ device as filed against the Company on August 5, 2003, in federal district court for the Western District of Tennessee, and the most recently initiated lawsuit was served upon the Company on March 15, 2005. The sixteen cases are venued in state court in Minnesota and North Carolina, federal court for the District of Minnesota, federal court in the Western District of Tennessee, federal court in the Eastern District of Arkansas and federal court for the Eastern District of Pennsylvania. Each of the complaints in these cases request damages ranging from $50 thousand to $100 thousand and, in some cases, seek an unspecified amount. Four of the sixteen cases are seeking class-action status. One of the cases seeking class-action status has been dismissed, but the dismissal is being appealed by the plaintiff. In a second case seeking class action status, a Magistrate Judge has recommended that the matter not proceed as a class action, and the parties are presently awaiting the court to review the Magistrate’s decision. A third case seeking class action status has been indefinitely stayed by the court and is presently inactive. The hearing concerning class certification in the fourth case seeking class action status is scheduled for May 19, 2005. It appears that the plaintiffs in those cases seeking class-action status seek or will seek damages for injuries and monitoring costs.

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

During the third quarter of 2004, the number of lawsuits involving the Symmetry™ device increased, and the number of persons asserting claims outside of the litigation increased as well. With this background, the Company determined that it was probable that legal costs to defend the cases will be incurred and the amount of such fees was reasonably estimable. As a result, the Company recorded a pretax charge of $21.0 million in the third quarter of 2004 to reflect this liability.

One lawsuit involving the product was initiated against the Company during the first quarter of 2005, and the number of claims asserted outside of the litigation has been minimal since the third quarter of 2004.

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

ST. JUDE MEDICAL, INC.
May 4, 2005	/s/ JOHN C. HEINMILLER

DATE	JOHN C. HEINMILLER Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

_________________ # Filed as an exhibit to this Quarterly Report on Form 10-Q.