Form 10-Q
period 2005-06-30
ST JUDE MEDICAL INC
filed 2005-08-04
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 OR

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

The number of shares of common stock, par value $.10 per share, outstanding on August 1, 2005 was 364,600,174.

PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	$723,655	$556,602	$1,387,564	$1,105,178
Cost of sales	201,018	161,451	388,901	325,696

Gross profit	522,637	395,151	998,663	779,482

Selling, general and administrative expense	237,586	191,755	456,633	379,304
Research and development expense	89,807	68,870	166,792	134,450
Purchased in-process reseach and development charge	13,700	—	26,100	—

Operating profit	181,544	134,526	349,138	265,728
Other income (expense)	1,389	121	3,121	(1,444)

Earnings before income taxes	182,933	134,647	352,259	264,284
Income tax expense	81,452	35,804	131,427	70,287

Net earnings	$101,481	$98,843	$220,832	$193,997

Net earnings per share:
Basic	$0.28	$0.28	$0.61	$0.55
Diluted	$0.27	$0.27	$0.59	$0.52

Weighted average shares outstanding:
Basic	362,419	352,604	361,361	350,890
Diluted	376,964	370,824	376,247	369,533

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2005 (Unaudited)	December 31, 2004

ASSETS
Current assets
Cash and cash equivalents	$517,450	$688,040
Accounts receivable, less allowance for doubtful accounts of $32,456 in 2005 and $31,283 in 2004	699,589	630,983
Inventories	334,663	330,873
Deferred income taxes	87,925	92,757
Other	140,088	120,564

Total current assets	1,779,715	1,863,217

Property, plant and equipment – at cost	854,051	812,209
Less accumulated depreciation	(498,427)	(485,228)

Net property, plant and equipment	355,624	326,981

Other assets
Goodwill	794,594	593,799
Other intangible assets, net	313,251	207,096
Other	242,223	239,654

Total other assets	1,350,068	1,040,549

TOTAL ASSETS	$3,485,407	$3,230,747

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$143,825	$135,499
Income taxes payable	111,375	101,257
Accrued expenses
Employee compensation and related benefits	236,957	235,752
Other	143,496	132,885

Total current liabilities	635,653	605,393

Long-term debt	188,986	234,865

Deferred income taxes	57,296	56,561

Commitments and contingencies (Note 5)	—	—

Shareholders’ equity
Preferred stock	—	—
Common stock (363,478,955 and 358,760,693 shares issued and
outstanding at June 30, 2005 and December 31, 2004, respectively)	36,348	35,876
Additional paid-in capital	383,211	277,147
Retained earnings	2,172,653	1,951,821
Accumulated other comprehensive income (loss)
Cumulative translation adjustment	(13,729)	53,851
Unrealized gain on available-for-sale securities	24,989	15,233

Total shareholders’ equity	2,603,472	2,333,928

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,485,407	$3,230,747

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Six Months Ended June 30,	2005	2004

Operating Activities
Net earnings	$220,832	$193,997
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	34,879	31,666
Amortization	25,110	7,676
Equity in losses of Epicor Medical, Inc., net of income taxes	—	962
Purchased in-process research and development charge	26,100	—
Deferred income taxes	10,583	(1,443)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(92,012)	(58,948)
Inventories	(11,299)	(10,571)
Other current assets	(2,781)	(6,148)
Accounts payable and accrued expenses	(4,704)	5,595
Income taxes payable	57,774	63,600

Net cash provided by operating activities	264,482	226,386

Investing Activities
Purchase of property, plant and equipment	(69,266)	(39,911)
Business acquisition payments, net of cash acquired	(362,353)	(186,886)
Other	(9,996)	(24,189)

Net cash used in investing activities	(441,615)	(250,986)

Financing Activities
Proceeds from exercise of stock options	61,007	75,553
Net repayments under short-term debt facilities	—	(11,964)
Borrowings under debt facilities	2,577,023	1,224,550
Payments under debt facilities	(2,610,950)	(1,199,107)

Net cash provided by financing activities	27,080	89,032

Effect of currency exchange rate changes on cash and cash equivalents	(20,537)	(4,244)

Net (decrease) increase in cash and cash equivalents	(170,590)	60,188
Cash and cash equivalents at beginning of period	688,040	461,253

Cash and cash equivalents at end of period	$517,450	$521,441

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

Company Overview:   Effective January 1, 2005, the Company formed the Atrial Fibrillation Division and the Cardiology Division to focus efforts on the related therapy areas. As a result, the Daig Division no longer operates as a division and has been allocated to the new divisions.

The Company develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management, cardiac surgery, cardiology and vascular access and atrial fibrillation therapy areas. The Company’s four operating segments are Cardiac Rhythm Management (CRM), Cardiac Surgery (CS), Cardiology and Vascular Access (CD) and Atrial Fibrillation (AF). Each operating segment focuses on the development and manufacturing of products for its respective therapy area. The Company’s principal products in each therapy area are as follows:

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

As permitted by Statement 123, the Company is currently accounting for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)‘s fair value method will have a significant impact on the Company’s consolidated results of operations, although it will have no impact on the Company’s consolidated financial position or cash flows. The impact of adopting Statement 123(R) on future period earnings cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the valuation methodology employed (i.e. Black Scholes or Binomial). However, had the Company adopted Statement 123(R) in prior periods using the Black Scholes method, the impact of that standard would have approximated the impact of Statement 123, as described in the stock-based compensation disclosure of pro forma net earnings and net earnings per share.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. Statement 154 supersedes APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Generally, the provisions of Statement 154 are similar to the provisions of both Opinion 20 and Statement 3. However, Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle. Recognition of the cumulative effect of a voluntary change in accounting principle in net earnings in the period of change would only be permitted if retrospective application to prior periods’ financial statements is impracticable. Statement 154 is effective for fiscal years beginning after December 15, 2005. The Company’s anticipated adoption of Statement 154 is not expected to have an impact on its consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued two FASB staff positions (FSP): FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004; and FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP FAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with FASB Statement No. 109, Accounting for Income Taxes. FSP FAS 109-2 provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on an enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. In the second quarter of 2005, the Company repatriated $500 million of cumulative foreign earnings invested outside the United States under the provisions of the Act. The additional income tax associated with this amount was $27 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net earnings, as reported	$101,481	$98,843	$220,832	$193,997

Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	(10,965)	(12,693)	(21,775)	(24,408)

Pro forma net earnings	$90,516	$86,150	$199,057	$169,589

Net earnings per share:
Basic – as reported	$0.28	$0.28	$0.61	$0.55
Basic – pro forma	$0.25	$0.24	$0.55	$0.48

Diluted – as reported	$0.27	$0.27	$0.59	$0.52
Diluted – pro forma	$0.24	$0.23	$0.53	$0.46

NOTE 2 – ACQUISITIONS & MINORITY INVESTMENT

Acquisitions:   On April 6, 2005, the Company completed its acquisition of the business of Velocimed, LLC (Velocimed) for $70.9 million, which includes closing costs less $6.7 million of cash acquired. Funds held in escrow by the Company amount to $5 million, and are to be released in the fourth quarter of 2006 provided certain conditions are met, as defined in the purchase agreement. Additionally, contingent payments of up to $100 million are due if future revenue targets are met through 2008, and a milestone payment of up to $80 million is tied to U.S. Food and Drug Administration (FDA) approval of the Premere™ patent foramen ovale closure system (Premere), with no milestone payment being made if approval occurs after December 31, 2010. All future payments made by the Company will be recorded as additional goodwill. The Company acquired Velocimed to strengthen its portfolio of products in the interventional cardiology market. Velocimed develops and manufactures specialty interventional cardiology devices. The Company recorded an after-tax purchased in-process research and development (IPR&D) charge of $13.7 million associated with the completion of this transaction in the second quarter of 2005.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the Velocimed acquisition (in thousands):

Current assets	$1,232
Goodwill	8,223
Developed and core technology	61,900
Purchased in-process research and development	13,700
Other long-term assets	1,842

Total assets acquired	$86,897

Current liabilities	$3,832
Deferred income taxes	12,202

Total liabilities assumed	$16,034

Net assets acquired	$70,863

The goodwill recorded as a result of the Velocimed acquisition is not deductible for income tax purposes and was allocated entirely to the Company’s CD operating segment. The goodwill recognized represents future product opportunities that did not have regulatory approval at the date of acquisition.

In connection with the acquisition of Velocimed, the Company recorded developed and core technology intangible assets that have estimated useful lives of 15 years.

On January 13, 2005, the Company completed its acquisition of Endocardial Solutions, Inc. (ESI) for $279.4 million, which includes closing costs less $9.4 million of cash acquired. The ESI acquisition did not provide for the payment of any contingent consideration. ESI had been publicly traded on the NASDAQ market under the ticker symbol ECSI. The Company acquired ESI to strengthen its portfolio of products used to treat heart rhythm disorders. ESI develops, manufactures, and markets the EnSite® system used for the navigation and localization of diagnostic and therapeutic catheters used by physician specialists to diagnose and treat cardiac rhythm disorders. The Company recorded an after-tax IPR&D charge of $12.4 million associated with the completion of this transaction in the first quarter of 2005.

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

Current assets	$13,617
Goodwill	202,314
Developed and core technology	39,200
Customer relationships and distribution agreements	7,500
Purchased in-process research and development	12,400
Deferred income taxes	22,336
Other long-term assets	2,981

Total assets acquired	$300,348

Current liabilities	$20,948

Total liabilities assumed	$20,948

Net assets acquired	$279,400

The goodwill recorded as a result of the ESI acquisition is not deductible for income tax purposes and was allocated entirely to the Company’s AF operating segment. The goodwill recognized represents future product opportunities that did not have regulatory approval at the date of acquisition.

In connection with the acquisition of ESI, the Company recorded intangible assets that have estimated useful lives of 15 years for developed and core technology and 5 years for customer relationships and distribution agreements.

On June 8, 2004, the Company completed its acquisition of the remaining capital stock of Epicor Medical, Inc. (Epicor), a company focused on developing products which use high intensity focused ultrasound (HIFU) to ablate cardiac tissue. In May 2003, the Company made an initial $15.0 million minority investment in Epicor and acquired an option to purchase the remaining ownership of Epicor prior to June 30, 2004 for $185.0 million. The Company considered the future cash flows of the business when it negotiated the purchase price of Epicor. Pursuant to the option, the Company paid $185.0 million in cash to acquire the remaining outstanding capital stock of Epicor on June 8, 2004. The original investment was accounted for under the cost method of accounting until the date the remaining shares were purchased. As a result, the Company did not recognize any portion of Epicor’s losses during this period. At the date of the subsequent acquisition, in accordance with step-acquisition treatment, the Company’s historical financial statements were adjusted retroactively to reflect the portion of Epicor’s operating losses attributable to the Company’s ownership from the date of the original investment until the final purchase and the Company’s portion of IPR&D that would have been recognized as of the date of the original investment. These amounts totaled $3.6 million, net of tax, for the period described, and were recognized in other income (expense). Net consideration paid for the total acquisition was $198.0 million, which includes closing costs less $2.4 million of cash acquired.

The Company acquired Epicor to strengthen its product portfolio related to the treatment of atrial fibrillation. The goodwill recognized as part of the acquisition represents future product opportunities that did not have regulatory approval at the date of acquisition and is not deductible for tax purposes. The goodwill recognized in connection with the Epicor acquisition was allocated entirely to the Company’s AF operating segment.

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

In connection with the acquisition of Epicor, the Company recorded purchased technology that has a useful life of 12 years. The Epicor acquisition did not provide for the payment of any contingent consideration.

During the first six months of 2005 and fiscal year 2004, the Company also acquired various businesses involved in the distribution of the Company’s products. Aggregate consideration paid in cash was $12.1 million during the first six months of 2005 and $21.8 million during the fiscal year 2004.

The results of operations of the Velocimed, ESI and Epicor acquisitions have been included in the Company’s consolidated results of operations since the dates of acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in aggregate.

Minority investment:   On January 12, 2005, the Company made an initial equity investment of $12.5 million pursuant to the Preferred Stock Purchase and Acquisition Option Agreement (the Purchase and Option Agreement) and an Agreement and Plan of Merger (the Merger Agreement) entered into with ProRhythm, Inc. (ProRhythm). The initial investment equated to approximately a 9% ownership interest and is being accounted for under the cost method of accounting. ProRhythm is developing a HIFU catheter-based ablation system for the treatment of atrial fibrillation. Under the terms of the Purchase and Option Agreement, the Company has the option to make, or ProRhythm can require the Company to make, an additional $12.5 million equity investment through January 31, 2006 upon completion of specific clinical and regulatory milestones.

The Purchase and Option Agreement also provides that the Company has the exclusive right, but not the obligation, through the later of three months after the date ProRhythm delivers certain clinical trial data or March 31, 2007, to acquire ProRhythm for $125.0 million in cash consideration payable to the non-St. Jude Medical shareholders pursuant to the terms and conditions set forth in the Merger Agreement, with additional cash consideration payable to the non-St. Jude Medical shareholders after the consummation of the acquisition, if ProRhythm achieves certain performance-related milestones.

NOTE 3 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	June 30, 2005	December 31, 2004

Finished goods	$225,024	$237,574
Work in process	28,473	33,984
Raw materials	81,166	59,315

	$334,663	$330,873

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments for the six months ended June 30, 2005 are as follows (in thousands):

	CRM/CS	CD/AF	Total

Balance at December 31, 2004	$357,914	$235,885	$593,799
Foreign currency translation	(9,224)	(1,338)	(10,562)
Goodwill recorded from the ESI transaction	—	202,314	202,314
Goodwill recorded from the Velocimed transaction	—	8,223	8,223
Other	—	820	820

Balance at June 30, 2005	$348,690	$445,904	$794,594

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	June 30, 2005		December 31, 2004

	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Amortizable intangible assets:
Purchased technology and patents	$225,539	$32,589	$124,479	$26,610
Distribution agreements	44,723	9,942	46,852	8,199
Customer lists and relationships	93,213	18,076	73,873	13,590
Licenses and other	7,535	1,544	6,921	1,300

	$371,010	$62,151	$252,125	$49,699

Indefinite-lived intangible assets:
Trademarks	$4,392		$4,670

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Silzone® Litigation:   In July 1997, the Company began marketing mechanical heart valves which incorporated a Silzone® coating. The Company later began marketing heart valve repair products incorporating a Silzone® coating. The Silzone® coating was intended to reduce the risk of endocarditis, a bacterial infection affecting heart tissue, which is associated with replacement heart valve surgery.

In January 2000, the Company voluntarily recalled all field inventories of Silzone® devices after receiving information from a clinical study that patients with a Silzone® valve had a small, but statistically significant, increased incidence of explant due to paravalvular leak compared to patients in that clinical study with non-Silzone® heart valves.

Subsequent to the Company’s voluntary recall, the Company has been sued in various jurisdictions by some patients who received a Silzone® device and, as of July 28, 2005, such cases are pending in the United States, Canada, the United Kingdom, Ireland and France. Some of these claimants allege bodily injuries as a result of an explant or other complications, which they attribute to the Silzone® devices. Others, who have not had their device explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. The Company has vigorously defended against the claims that have been asserted and expects to continue to do so with respect to any remaining claims.

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

Certain plaintiffs have requested Judge Tunheim to allow some cases to proceed as class actions. A number of class-action complaints have been consolidated into one case. In response to the requests of the claimants in these cases, Judge Tunheim has issued several rulings concerning class action certification. Although more detail is set forth in the orders issued by the court, the result of these rulings is that Judge Tunheim declined to grant class-action status to personal injury claims, but granted class-action status for claimants from 17 states to proceed with medical monitoring claims, so long as they do not have a clinical injury. The court also indicated that a class action could proceed under Minnesota’s Consumer Protection statutes.

The Company requested the Eighth Circuit Court of Appeals to review Judge Tunheim’s class certification orders. In a September 2, 2004 order, the appellate court indicated it would accept the appeal of Judge Tunheim’s certification orders. The issues have now been briefed and the oral argument concerning the appeal was held on June 20, 2005. It is not expected that the appellate court would complete its review and issue a decision concerning the appeal of Judge Tunheim’s rulings regarding class certification until sometime in 2006.

In addition to the class-type claims, as of July 28, 2005, there are 14 individual Silzone® cases pending in various federal courts where plaintiffs are each requesting damages ranging from $10 thousand to $120.5 million and, in some cases, seeking an unspecified amount. These cases are proceeding in accordance with the orders issued by Judge Tunheim. Not counting certain cases in Texas which have been dismissed but are now on appeal, there are also 27 individual state court suits concerning Silzone® products pending as of July 28, 2005, involving 35 patients. The complaints in these cases each request damages ranging from $50 thousand to $100 thousand and, in some cases, seek an unspecified amount. These state court cases are proceeding in accordance with the orders issued by the judges in those matters.

In addition, a lawsuit seeking a class action for all persons residing in the European Economic Union member jurisdictions who have had a heart valve replacement and/or repair procedure using a product with Silzone® coating was filed in Minnesota state court and served upon the Company on February 11, 2004, by two European citizens who now live in Canada. The complaint seeks damages in an unspecified amount for the class, and in excess of $50 thousand for the representative plaintiff individually.  The complaint also seeks injunctive relief in the form of medical monitoring. The Company is opposing the plaintiffs’ pursuit of this case on jurisdictional, procedural and substantive grounds.

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

In the United Kingdom, one case involving one plaintiff is pending as of July 28, 2005. The Particulars of Claim in that case was served on December 21, 2004. The plaintiff in this case requests damages equivalent to approximately $365 thousand U.S. dollars.

In Ireland, one case involving one plaintiff is pending as of July 28, 2005. The complaint in this case was served on December 30, 2004, and seeks an unspecified amount in damages.

In France, one case involving one plaintiff is pending as of July 28, 2005. It was initiated by way of an Injunctive Summons to Appear that was served on November 3, 2004, and requests damages in excess of 3 million Euros.

The Company is not aware of any unasserted claims related to Silzone® devices. Company management believes that the final resolution of the Silzone® cases will take several years. While management reviews the claims that have been asserted from time to time and periodically engages in discussions about the resolution of claims with claimants’ representatives, management cannot reasonably estimate at this time the time frame in which any potential settlements or judgments would be paid out. The Company accrues for contingent losses when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone® devices, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered (see Note 6). The Company has not accrued for any amounts associated with probable settlements or judgments because management cannot reasonably estimate such amounts. However, management expects that no significant claims will ultimately be allowed to proceed as class actions in the United States and, therefore, that all settlements and judgments will be covered under the Company’s remaining product liability insurance coverage (approximately $147.0 million at July 28, 2005), subject to the insurance companies’ performance under the policies (see Note 6 for further discussion on the Company’s insurance carriers). As such, management expects that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves will not have a material adverse effect on the Company’s statement of financial position or liquidity, although such costs may be material to the Company’s consolidated results of operations of a future period.

Symmetry™ Litigation:   As of July 28, 2005, there are 24 cases in the United States pending against the Company which allege that its Symmetry™ Bypass System Aortic Connector (Symmetry™ device) caused bodily injury or might cause bodily injury. In addition, a number of persons have made a claim against the Company involving the Symmetry™ device without filing a lawsuit. The first lawsuit involving the Symmetry™ device was filed against the Company on August 5, 2003, and the most recently initiated case was filed against the Company on July 28, 2005. Each of the complaints in these cases request damages ranging from $50 thousand to $1 million and, in some cases, seek an unspecified amount. Four of the 24 cases are seeking class-action status. It appears that the plaintiffs in those cases seeking class-action status seek or will seek damages for injuries and monitoring costs. One of the cases seeking class-action status has been dismissed, but the dismissal is being appealed by the plaintiff. In a second case seeking class action status, a Magistrate Judge has recommended that the matter not proceed as a class-action, and the parties are presently awaiting the court to review the Magistrate’s decision. A third case seeking class action status has been indefinitely stayed by the court, and is presently inactive. In the fourth case, the trial judge denied class certification on July 26, 2005.

The Company’s Symmetry™ device was cleared through a 510(K) submission to the FDA, and therefore, the Company is unable to rely on a defense under the doctrine of federal preemption that such suits are prohibited. Given the Company’s self-insured retention levels under its product liability insurance policies, the Company expects that it will be solely responsible for these lawsuits, including any costs of defense, settlements and judgments. Company management believes that class-action status is not appropriate for the claims asserted based on the facts and case law.

During the third quarter of 2004, the number of lawsuits involving the Symmetry™ device increased, and the number of persons asserting claims outside of litigation increased as well. With this background, the Company determined that it was probable that future legal fees to defend the cases will be incurred and the amount of such fees was reasonably estimable. As a result, the Company recorded a pretax charge of $21.0 million in the third quarter of 2004 to accrue these costs. Three lawsuits involving the product were initiated against the Company during the second quarter of 2005, and the number of additional claims asserted against the Company outside of the litigation rose during the second quarter of 2005. Potential losses arising from settlements or judgments of the cases and claims are possible, but not estimable, at this time. The range of such losses could be material to the operations, financial position and liquidity of the Company. However, management believes that no significant claims will ultimately be allowed to proceed as class actions in the United States.

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

The case was returned to the District Court in Indiana in November 2004, but since that time, further appellate activity has occurred. In this regard, the U.S. Supreme Court rejected the Company’s request that it review certain aspects of the CAFC decision. In addition, further appellate review has occurred after Guidant brought motion in the district court seeking to have a new judge assigned to handle the case in lieu of the judge that oversaw the prior trial. On a motion reconsideration, the judge reversed his initial decision in response to Guidant’s motion and agreed to have the case reassigned to a new judge, but also certified the issue to the CAFC. On July 20, 2005, the CAFC ruled that the original judge should continue with the case, and the Company expects that there will be a scheduling conference sometime during the third quarter of 2005 to establish a new schedule for the preparation and trial of the case.

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

Guidant 2004 Patent Litigation:   In February 2004, Guidant sued the Company in federal district court in Delaware alleging that the Company’s Epic™ HF ICD, Atlas®+ HF ICD and Frontier™ devices infringe U.S Patent No. RE 38,119E (the ‘119 patent). A competitor of the Company, Medtronic, Inc., which has a license to the ‘119 patent, is contending in a separate lawsuit with Guidant in the same court that the ‘119 patent is invalid. In July, 2005, the court ruled against Medtronic’s claim of invalidity. Medtronic could appeal the decision. By agreement with Guidant, Medtronic had presented limited arguments of invalidity in its case. The Company expects to assert invalidity arguments that were not made by Medtronic. Guidant also sued the Company in February 2004 alleging that the Company’s QuickSite® 1056K pacing lead infringes U.S. Patent No. 5,755,766 (the ‘766 patent). This second suit was initiated in federal district court in Minnesota. Guidant is seeking an injunction against the manufacture and sale of these devices by the Company in the United States and compensation for what it claims are infringing sales of these products up through the effective date of the injunction. The Company has not accrued any amounts for legal settlements or judgments related to the Guidant 2004 patent litigation. Potential losses arising from this any legal settlements or judgments are possible, but not estimable, at this time. The range of such losses could be material to the operations, financial position and liquidity of the Company.

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

Changes in the Company’s product warranty liability during the three and six months ended June 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Balance at beginning of period	$13,004	$13,599	$13,235	$15,221
Warranty expense recognized	105	63	253	357
Warranty credits issued	(299)	(324)	(678)	(2,240)

Balance at end of period	$12,810	$13,338	$12,810	$13,338

Other Commitments and Contingencies:   Under the terms of the Velocimed purchase agreement, the Company is obligated to pay an additional $5 million of escrow consideration in the fourth quarter of 2006 provided certain conditions are met. Additionally, the Company is obligated to pay contingent consideration of up to $180.0 million to the former shareholders of Velocimed. The $180.0 million in contingent consideration includes up to $100 million if future revenue targets are met through 2008 and a milestone payment of up to $80 million tied to FDA approval of the Premere™ patent foramen ovale closure system (Premere) with no milestone payment being made if approval occurs after December 31, 2010. All future payments made by the Company will be recorded as additional goodwill.

Under the terms of the ProRhythm Purchase and Option Agreement, the Company has the option to make, or ProRhythm can require the Company to make, an additional $12.5 million equity investment in ProRhythm upon completion of specific clinical and regulatory milestones (see Note 2 for further discussion on ProRhythm).

Under the terms of the Irvine Biomedical, Inc. (IBI) purchase agreement dated October 7, 2004, the Company is obligated to pay contingent consideration of up to $13.0 million to the non-St. Jude Medical shareholders if IBI receives approval by certain specified dates in 2005 and 2006 from the FDA of certain EP catheter ablation systems currently in development.

The Company also has contingent commitments to acquire various businesses involved in the distribution of its products. These contingent commitments could total approximately $45.4 million in the aggregate during 2005 to 2010, provided that certain contingencies are satisfied. The purchase prices of the individual businesses range from approximately $0.4 million to $5.8 million.

NOTE 6 – PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT AND SPECIAL CHARGES

Purchased In-Process Research and Development Charges

Velocimed, LLC:   In April 2005, the Company acquired Velocimed (see further discussion in Note 2.) The acquisition of Velocimed is expected to further enhance the Company’s portfolio of products in the interventional cardiology market. At the date of acquisition, $13.7 million of the purchase price was expensed as IPR&D related to technologies that have not yet reached technological feasibility and had no future alternative use. The Company expects to incur an additional $9.8 million to bring these technologies to commercial viability. These costs are being funded by internally generated cash flows.

Endocardial Solutions, Inc.:   In January 2005, the Company acquired ESI (see further discussion in Note 2.) At the date of acquisition, $12.4 million of the purchase price was expensed as IPR&D related to system upgrades that had not yet reached technological feasibility and had no future alternative use. These major system upgrades are part of the Ensite® system which is used for the navigation and localization of diagnostic and therapeutic catheters used in atrial fibrillation ablation and other EP catheterization procedures. The acquisition of ESI is expected to further enhance the Company’s portfolio of products used to treat heart rhythm disorders. The Company expects to incur an additional $0.7 million to bring these system upgrades to commercialization in various markets. These costs are being funded by internally generated cash flows.

Special Charges

Symmetry™ Bypass System Aortic Connector Product Line Discontinuance:   On September 23, 2004, management committed the Company to a plan to discontinue developing, manufacturing, marketing and selling its Symmetry™ device.  The decision to discontinue developing, manufacturing, marketing and selling the Symmetry™ device was primarily based on operating losses incurred related to the product over the previous three years and the prospect of ongoing operating losses, resulting from a decrease in the number of coronary artery bypass graft surgery cases and an apparent slow down in the adoption of off-pump procedures for which the Symmetry™ device was developed.

In conjunction with the plan, the Company recorded a pretax charge in the third quarter of 2004 of $14.4 million.  The charge was comprised of $4.4 million of inventory write-offs, $4.1 million of fixed asset write-offs, $3.6 million of sales returns, $1.3 million of contract termination and other costs, primarily related to a leased facility and $1.0 million in workforce reduction costs. These activities have been completed and all payments required in connection with the charge were made by June 30, 2005. In addition, the Company expects to incur additional future expense for related matters totaling approximately $2.5 million in periods prior to 2007.

Symmetry™ Bypass System Aortic Connector Litigation:   In addition, as discussed in Note 5, there are 24 legal cases in the United States pending as of July 28, 2005, alleging that the Company’s Symmetry™ device caused bodily injury or might cause bodily injury. Four of these cases seek class-action status. One of the cases seeking class-action status has been dismissed, but the dismissal is being appealed by the plaintiff. In a second case seeking class action status, a Magistrate Judge has recommended that the matter not proceed as a class-action, and the parties are presently awaiting the court to review the Magistrate’s decision. A third case seeking class action status has been indefinitely stayed by the court, and is presently inactive. In the fourth case, the trial judge denied class certification on July 26, 2005. There are also a number of persons who have made a claim against the Company involving the Symmetry™ device without filing a lawsuit. During the third quarter of 2004, the number of cases increased, and the number of persons asserting claims outside of litigation increased as well. With this background, the Company determined that it was probable that a liability for future legal fees to defend the cases will be incurred and the amount of such fees was reasonably estimable. As a result, the Company recorded a pre-tax charge in the third quarter of 2004 of $21.0 million to reflect this liability. Three lawsuits involving the product were initiated against the Company during the second quarter of 2005, and the number of additional claims asserted against the Company outside of the litigation rose during the second quarter of 2005.

Silzone® Special Charges:   On January 21, 2000, the Company initiated a worldwide voluntary recall of all field inventories of heart valve replacement and repair products incorporating Silzone® coating on the sewing cuff fabric. The Company concluded that it would no longer utilize Silzone® coating. As a result of the voluntary recall and product discontinuance, the Company recorded a special charge totaling $26.1 million during the first quarter of 2000. The $26.1 million special charge consisted of asset write-downs ($9.5 million), legal and patient follow-up costs ($14.4 million) and customer returns and related costs ($2.2 million).

The $9.5 million of asset write-downs related to inventory write-offs associated with the physical scrapping of inventory with Silzone® coating ($8.6 million) and to the write-off of a prepaid license asset and related costs associated with the Silzone® coating technology ($0.9 million). The $14.4 million of legal and patient follow-up costs related to the Company’s product liability insurance deductible ($3.5 million) and to contractual and future monitoring activities directly related to the product recall and discontinuance ($10.9 million). The $2.2 million of customer returns and related costs represented costs associated with the return of customer-owned Silzone® inventory.

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

During the fourth quarter of 2003, the Company reclassified $15.7 million of receivables from the Company’s insurance carriers recorded in the Silzone® special charge accrual to other current assets. This amount related to probable future legal costs associated with the Silzone® litigation that is expected to be reimbursable by the Company’s insurance carriers. At June 30, 2005, the Company’s receivables from insurance carriers were $14.8 million.

A summary of the legal and monitoring costs and customer returns and related costs activity is as follows (in thousands):

	Legal and monitoring costs	Customer returns and related costs	Total

Initial expense and accrual in 2000	$14,397	$2,239	$16,636

Cash payments	(5,955)	(2,239)	(8,194)

Balance at December 31, 2000	8,442	—	8,442

Cash payments	(3,042)	—	(3,042)

Balance at December 31, 2001	5,400	—	5,400

Additional expense	10,433	567	11,000
Cash payments	(2,442)	(59)	(2,501)

Balance at December 31, 2002	13,391	508	13,899

Cash payments	(1,206)	(22)	(1,228)
Reclassification of legal accruals	15,721	—	15,721

Balance at December 31, 2003	27,906	486	28,392

Cash payments	(1,471)	(305)	(1,776)

Balance at December 31, 2004	26,435	181	26,616

Cash payments	(472)	—	(472)

Balance at March 31, 2005	25,963	181	26,144

Cash payments	(486)	—	(486)

Balance at June 30, 2005	$25,477	$181	$25,658

The Company’s product liability insurance for Silzone® claims consists of a number of layers, each of which is covered by one or more insurance companies. The Company’s present layer of insurance, which is a $30 million layer of which approximately $14 million has been reimbursed as of July 28, 2005, is covered by Lumberman’s Mutual Casualty Insurance, a unit of the Kemper Insurance Companies (collectively referred to as Kemper). Kemper’s credit rating by A.M. Best has been downgraded to a “D” (poor). Kemper is currently in “run off,” which means that it is not issuing new policies and is, therefore, not generating any new revenue that could be used to cover claims made under previously-issued policies. In the event Kemper is unable to pay part or all of the claims directed to it, the Company believes the other insurance carriers in its insurance program will take the position that the Company will be directly liable for any claims and costs that Kemper is unable to pay, and that insurance carriers at policy layers following Kemper’s layer will not provide coverage for Kemper’s layer. Kemper also provides part of the coverage for Silzone® claims in the Company’s final layer of insurance ($20 million of the final $50 million layer).

It is possible that Silzone® costs and expenses will reach the limit of one or both of the Kemper layers of insurance coverage, and it is possible that Kemper will be unable to meet its obligations to the Company. If this were to happen, the Company could incur expense of up to approximately $36 million as of July 28, 2005. The Company has not accrued for any such losses as potential losses are possible, but not estimable, at this time.

NOTE 7 – DEBT

The Company’s long-term debt consisted of the following (in thousands):

	June 30, 2005	December 31, 2004

1.02% Yen-denominated notes, due 2010	$188,938	$200,889
Commercial paper borrowings	—	33,900
Other	48	76

	$188,986	$234,865

In May 2003, the Company issued 7-year, 1.02% unsecured notes totaling 20.9 billion Yen, or $188.9 and $200.9 million at June 30, 2005 and December 31 2004, respectively. Interest payments are required on a semi-annual basis and the entire principal balance of the 1.02% unsecured notes is due in May 2010.

In September 2003, the Company obtained a $350 million unsecured revolving credit agreement with a consortium of lenders that expires in September 2008. This credit facility bears interest at the United States Dollar London InterBank Offered Rate (LIBOR) plus 0.60% per annum, subject to adjustment in the event of a change in the Company’s debt ratings. The Company can draw on this credit facility for general corporate purposes or to support its commercial paper program. There were no outstanding borrowings under this credit facility at June 30, 2005 and December 31, 2004.

In September 2004, the Company entered into a $400 million unsecured revolving credit agreement with a consortium of lenders that expires in September 2009. The Company can draw on this credit facility for general corporate purposes or to support its commercial paper program. Borrowings under the credit agreement bear interest at United States Dollar LIBOR plus 0.39%, or in the event over half of the facility is drawn on, United States Dollar LIBOR plus 0.515%, in each case subject to adjustment in the event of a change in the Company’s debt ratings. There were no outstanding borrowings under this credit facility at June 30, 2005 and December 31, 2004.

In June 2005, the Company obtained a 1.0 billion Yen credit facility that expires in June 2006. Borrowings under the credit facility bear interest at the floating Tokyo InterBank Offered Rate (TIBOR) plus 0.50% per annum. This credit facility replaced a 1.0 billion Yen credit facility which expired in June 2005. There were no outstanding borrowings under these credit facilities at June 30, 2005 and December 31, 2004.

The Company’s commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. There were no outstanding commercial paper borrowings at June 30, 2005. The weighted average effective interest rate at December 31, 2004 was 2.3% and the weighted average original maturity of commercial paper outstanding at December 31, 2004 was 12 days. Any future commercial paper borrowings bear interest at varying market rates.

The Company classifies all of its commercial paper borrowings as long-term on its balance sheet as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed credit facilities. Management continually reviews the Company’s cash flow projections and may from time to time repay a portion of the Company’s borrowings.

The Company’s 7-year, 1.02% notes, short-term bank credit agreement and revolving credit facilities contain various operating and financial covenants. Specifically, the Company must have a ratio of total debt to total capitalization not exceeding 55%, have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization) and the ratio of total debt to EBIT (net earnings before interest and income taxes)) not exceeding 3.0 to 1.0, and an interest coverage ratio (defined as the ratio of EBITDA to interest expense and the ratio of EBIT to interest expense) not less than 3.0 to 1.0 and 3.5 to 1.0 for the Company’s 1.02% notes and revolving credit facilities, respectively. The Company also has limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. However, these agreements do not include provisions for the termination of the agreements or acceleration of repayment due to changes in the Company’s debt ratings. The Company was in compliance with all of its debt covenants at June 30, 2005 and December 31, 2004.

NOTE 8 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital consists of 25 million shares of $1.00 per share par value preferred stock and 500 million shares of $0.10 per share par value common stock. The Company has designated 1.1 million of the authorized preferred shares as a Series B Junior Preferred Stock for its shareholder rights plan. There were no shares of preferred stock issued or outstanding during the first six months of 2005 or 2004.

NOTE 9 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Numerator:
Net earnings	$101,481	$98,843	$220,832	$193,997
Denominator:
Basic-weighted average shares outstanding	362,419	352,604	361,361	350,890
Effect of dilutive securities:
Employee stock options	14,531	18,208	14,869	18,633
Restricted shares	14	12	17	10

Diluted-weighted average shares outstanding	376,964	370,824	376,247	369,533

Basic net earnings per share	$0.28	$0.28	$0.61	$0.55

Diluted net earnings per share	$0.27	$0.27	$0.59	$0.52

Diluted-weighted average shares outstanding have not been adjusted for certain employee stock options and awards where the effect of those securities would not have been dilutive.

NOTE 10 – COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale marketable securities and foreign currency translation adjustments, net of taxes. Other comprehensive loss was $35.0 million and $4.5 million for the three months ended June 30, 2005 and 2004, and $57.8 million and $18.1 million for the six months ended June 30, 2005 and 2004. Total comprehensive income (loss) combines reported net earnings and other comprehensive income (loss). Total comprehensive income was $66.5 million and $94.4 million for the three months ended June 30, 2005 and 2004, and $163.0 million and $175.9 million for the six months ended June 30, 2005 and 2004.

NOTE 11 – OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Interest income	$4,218	$1,608	$8,276	$3,177
Interest expense	(2,406)	(1,067)	(4,712)	(2,407)
Equity method loss in Epicor	—	(561)	—	(1,311)
Other	(423)	141	(443)	(903)

	$1,389	$121	$3,121	$(1,444)

NOTE 12 – SEGMENT INFORMATION

Segment Information:   The Company develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management, cardiac surgery, cardiology and vascular access and atrial fibrillation therapy areas. Effective January 1, 2005, the Company formed the Atrial Fibrillation and Cardiology Divisions and as a result, the Daig Division no longer comprises an operating segment and it has been allocated to the Company’s new divisions. The Company’s four operating segments are Cardiac Rhythm Management (CRM), Cardiac Surgery (CS), Cardiology and Vascular Access (CD) and Atrial Fibrillation (AF). Each operating segment focuses on the development and manufacture of products for its respective therapy area. The primary products produced by each operating segment are: CRM — pacemaker and ICD systems; CS — mechanical and tissue heart valves and valve repair products; CD — vascular closure devices and other cardiology and vascular access products; AF — EP catheters, advanced cardiac mapping systems and ablation systems. The Company has aggregated the individual segments into two reportable segments based primarily upon their similar operational and economic characteristics: CRM/CS and CD/AF.

The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end customers and operating expenses managed by each of the segments. Certain costs of goods sold and operating expenses managed by the Company’s selling and corporate functions are not included in segment operating profit.

The following table presents certain financial information about the Company’s reportable segments (in thousands):

	CRM/CS	CD/AF	Other	Total

Three Months ended June 30, 2005:
Net sales	$550,752	$172,903	$—	$723,655
Operating profit (a)	338,635	61,656	(218,747)	181,544

Three Months ended June 30, 2004:
Net sales	$425,482	$131,120	$—	$556,602
Operating profit (a)	251,683	64,342	(181,499)	134,526

Six Months ended June 30, 2005:
Net sales	$1,045,948	$341,616	$—	$1,387,564
Operating profit (a)	649,559	124,245	(424,666)	349,138

Six Months ended June 30, 2004:
Net sales	$840,760	$264,418	$—	$1,105,178
Operating profit (a)	505,383	126,952	(366,607)	265,728

(a)	Other operating profit includes certain costs of goods sold and operating expenses managed by the Company’s selling and corporate functions. The Company recorded an after-tax IPR&D charge of $13.7 million in conjunction with the Velocimed acquisition that is included in the CD/AF operating profit in the three months ended June 30, 2005 and the six months ended June 30, 2005. The Company recorded an after-tax IPR&D charge of $12.4 million in conjunction with the ESI acquisition that is included in the CD/AF operating profit in the six months ended June 30, 2005.

The following table presents the Company’s total assets by reportable segments (in thousands):

	June 30, 2005	December 31, 2004

CRM/CS	$693,347	$695,330
CD/AF	672,956	339,090
Other (a)	2,119,104	2,196,327

	$3,485,407	$3,230,747

(a)	Other total assets include the assets managed by the Company’s selling and corporate functions, including end customer receivables, inventory, cash and cash equivalents and deferred income taxes.

The Company does not compile expenditures for long-lived assets by segment and therefore, has not included this information as it is impracticable to do so.

Net sales by class of similar products were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2005	2004	2005	2004

Cardiac rhythm management	$480,533	$353,632	$904,006	$696,261
Cardiac surgery	70,219	71,850	141,942	144,499
Cardiology and vascular access	112,490	94,095	222,662	189,847
Atrial fibrillation	60,413	37,025	118,954	74,571

	$723,655	$556,602	$1,387,564	$1,105,178

Geographic Information:   The following tables present certain geographical financial information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales (a)	2005	2004	2005	2004

United States	$417,248	$300,153	$790,644	$599,590
International
Europe	174,610	146,231	344,356	288,909
Japan	71,746	64,434	139,766	129,567
Other (b)	60,051	45,784	112,798	87,112

	306,407	256,449	596,920	505,588

	$723,655	$556,602	$1,387,564	$1,105,178

Long-Lived Assets (c)	June 30, 2005	December 31, 2004

United States	$1,446,323	$1,042,690
International
Europe	90,093	102,172
Japan	137,253	148,312
Other	32,023	74,356

	259,369	324,840

	$1,705,692	$1,367,530

(a)	Net sales are attributed to geographies based on location of the customer.
(b)	No single geographic market is greater than 5% of consolidated net sales.
(c)	Long-lived assets exclude deferred income taxes.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our business is focused on the development, manufacturing and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiac surgery, cardiology and vascular access and atrial fibrillation therapy areas. Our four operating segments are Cardiac Rhythm Management (CRM), Cardiac Surgery (CS), Cardiology and Vascular Access (CD) and Atrial Fibrillation (AF). Each operating segment focuses on the development and manufacturing of products for its respective therapy area. Our principal products in each therapy area are as follows:

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

Effective January 1, 2005, we formed the Atrial Fibrillation Division and the Cardiology Division to focus efforts on the related therapy areas. As a result, the Daig Division no longer comprises an operating segment and it has been allocated to the new divisions. Management believes that atrial fibrillation is a prevalent, debilitating disease state that is not effectively treated at this time. Device technologies are emerging that may provide therapeutic improvements compared to current treatments. In addition, the electrophysiologist, the medical specialist who treats atrial fibrillation with devices, is also the primary customer of ICDs. Management believes that providing advanced atrial fibrillation products to electrophysiologists will generate goodwill that may lead to increased ICD sales. Finally, the creation of a separate Cardiology Division will facilitate management focus on not just the Angio-Seal™ product line, but on other products in the cardiology and vascular access markets as well.

References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.

Financial Summary
Net sales in the second quarter of 2005 and first six months of 2005 were $723.7 million and $1,387.6 million, respectively, an increase of approximately 30% and 26% over the second quarter and first six months of 2004, respectively, led by growth in sales of our ICDs and vascular closure devices. The positive impact of foreign currency translation contributed approximately $12 million to our second quarter 2005 net sales growth and $27 million to our 2005 year-to-date net sales growth. Our ICD net sales grew approximately 92% to $244 million in the second quarter of 2005, and increased approximately 83% to $450 million in the first six months of 2005. Vascular closure device net sales increased approximately 21% to $85 million in the second quarter of 2005 and increased approximately 20% to $168 million in the first six months of 2005, strengthening our leadership position in the vascular closure market.

Net earnings for the second quarter of 2005 increased approximately 3% over the second quarter of 2004, while diluted net earnings per share for the second quarter of 2005 remained flat compared to the prior year quarter. Net earnings and diluted net earnings per share for the first six months of 2005 increased approximately 14% and 13%, respectively, over the same period in 2004. These increases were due to incremental profits resulting from higher sales.

During the second quarter of 2005, we completed our acquisition of Velocimed, LLC (Velocimed). Our results for the second quarter of 2005 include a $13.7 million after-tax charge for purchased in-process research and development (IPR&D) related to this transaction. During the first quarter of 2005, we completed our acquisition of Endocardial Solutions, Inc. (ESI). Our results for the first quarter of 2005 include a $12.4 million after-tax charge for IPR&D related to this transaction.

Our cash flows from operations remained strong during the first six months of 2005 helping to further strengthen our balance sheet, provide cash to repay outstanding debt and fund our acquisitions of Velocimed in April 2005 and ESI in January 2005. We ended the quarter with $517.5 million of cash and cash equivalents and $189.0 million of long-term debt. We expect to use our future cash flows to fund internal development opportunities and potential acquisitions.

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

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; estimated useful lives of diagnostic equipment; valuation of IPR&D, goodwill and other intangible assets; income taxes; Silzone® special charge accruals; and legal reserves. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

RESULTS OF OPERATIONS

Acquisitions & Minority Investments
Acquisitions can have an impact on the comparison of our operating results and financial condition from period to period.

Acquisitions:   On April 6, 2005, we completed our acquisition of Velocimed for $70.9 million, which includes closing costs less $6.7 million of cash acquired plus additional contingent payments tied to revenues in excess of minimum future targets, and a milestone payment upon U.S. Food and Drug Administration (FDA) approval of the Premere™ patent foramen ovale closure system. Velocimed develops and manufactures specialty interventional cardiology devices. We recorded an after-tax IPR&D charge of $13.7 million associated with the completion of this transaction in the second quarter of 2005. The results of operations of Velocimed have been included in our consolidated results of operations since the date of acquisition.

On January 13, 2005, we completed our acquisition of ESI for $279.4 million, which includes closing costs less $9.4 million of cash acquired. ESI had been publicly traded on the NASDAQ market under the ticker symbol ECSI. ESI develops, manufactures, and markets the EnSite® System used for the navigation and localization of diagnostic and therapeutic catheters used by physician specialists to diagnose and treat cardiac rhythm disorders. We recorded an after-tax IPR&D charge of $12.4 million associated with the completion of this transaction in the first quarter of 2005. The results of operations of ESI have been included in our consolidated results of operations since the date of acquisition.

On June 8, 2004, we completed our acquisition of the remaining capital stock of Epicor Medical, Inc. (Epicor), a company focused on developing products which use high intensity focused ultrasound (HIFU) to ablate cardiac tissue. In May 2003, we made an initial $15.0 million minority investment in Epicor and acquired an option to purchase the remaining ownership of Epicor prior to June 30, 2004 for $185.0 million. Pursuant to the option, we paid $185.0 million in cash to acquire the remaining outstanding capital stock of Epicor on June 8, 2004. The original investment was accounted for under the cost method of accounting until the date the remaining shares were purchased. As a result, we did not recognize any portion of Epicor’s losses during this period. At the date of the subsequent acquisition, in accordance with step-acquisition treatment, our historical financial statements were adjusted retroactively to reflect the portion of Epicor’s operating losses attributable to our ownership from the date of the original investment until the final purchase and our portion of IPR&D that would have been recognized as of the date of the original investment. These amounts which totaled $3.6 million, net of tax, for the period described, were recognized in other income (expense). Net consideration paid for the total acquisition was $198.0 million, which includes closing costs less $2.4 million of cash acquired.

Minority Investment:   On January 12, 2005, we made an initial equity investment of $12.5 million pursuant to the Preferred Stock Purchase and Acquisition Option Agreement (the Purchase and Option Agreement) and an Agreement and Plan of Merger (the Merger Agreement) entered into with ProRhythm, Inc. (ProRhythm). The initial investment equated to approximately a 9% ownership interest and is accounted for under the cost method of accounting. ProRhythm is developing a HIFU catheter-based ablation system for the treatment of atrial fibrillation. Under the terms of the Purchase and Option Agreement, we have the option to make, or ProRhythm can require us to make, an additional $12.5 million equity investment through January 31, 2006, upon completion of specific clinical and regulatory milestones.

The Purchase and Option Agreement also provides that we have the exclusive right, but not the obligation, through the later of three months after the date ProRhythm delivers certain clinical trial data or March 31, 2007, to acquire ProRhythm for $125.0 million in cash consideration payable to the non-St. Jude Medical shareholders pursuant to the terms and conditions set forth in the Merger Agreement, with additional cash consideration payable to the non-St. Jude Medical shareholders after the consummation of the acquisition, if ProRhythm achieves certain performance-related milestones.

Segment Review
Our four operating segments are Cardiac Rhythm Management (CRM), Cardiac Surgery (CS), Cardiology and Vascular Access (CD), and Atrial Fibrillation (AF). Each operating segment focuses on the development and manufacture of products for its respective therapy area. The primary products produced by each segment are: CRM — pacemaker and ICD systems; CS — mechanical and tissue heart valves and valve repair products; CD — vascular closure devices and other cardiology and vascular access products; AF — EP catheters, advanced cardiac mapping systems and ablation systems. We have aggregated the individual segments into the two reportable segments based primarily upon their similar operational and economic characteristics: CRM/CS and CD/AF.

The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end customers and operating expenses managed by each of the segments. Certain costs of goods sold and operating expenses managed by our selling and corporate functions are not included in segment operating profit.

The following table presents certain financial information about our reportable segments (in thousands):

	CRM/CS	CD/AF	Other	Total

Three Months ended June 30, 2005:
Net sales	$550,752	$172,903	$—	$723,655
Operating profit (a)	338,635	61,656	(218,747)	181,544

Three Months ended June 30, 2004:
Net sales	$425,482	$131,120	$—	$556,602
Operating profit (a)	251,683	64,342	(181,499)	134,526

Six Months ended June 30, 2005:
Net sales	$1,045,948	$341,616	$—	$1,387,564
Operating profit (a)	649,559	124,245	(424,666)	349,138

Six Months ended June 30, 2004:
Net sales	$840,760	$264,418	$—	$1,105,178
Operating profit (a)	505,383	126,952	(366,607)	265,728

(a)	Other operating profit includes certain costs of goods sold and operating expense managed by our selling and corporate functions. We recorded an after-tax IPR&D charge of $13.7 million in conjunction with the Velocimed acquisition that is included in the CD/AF operating profit in the three months ended June 30, 2005 and the six months ended June 30, 2005. We recorded an after-tax IPR&D charge of $12.4 million in conjunction with the ESI acquisition that is included in the CD/AF operating profit in the six months ended June 30, 2005.

The following table presents our total assets by reportable segment (in thousands):

	June 30, 2005	December 31, 2004

CRM/CS	$693,347	$695,330
CD/AF	672,956	339,090
Other (a)	2,119,104	2,196,327

	$3,485,407	$3,230,747

(a)	Other total assets include the assets managed by our selling and corporate functions, including end customer receivables, inventory, cash and cash equivalents and deferred income taxes.

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

Net Sales
Net sales by geographic markets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales (a)	2005	2004	2005	2004

United States	$417,248	$300,153	$790,644	$599,590
International
Europe	174,610	146,231	344,356	288,909
Japan	71,746	64,434	139,766	129,567
Other (b)	60,051	45,784	112,798	87,112

	306,407	256,449	596,920	505,588

	$723,655	$556,602	$1,387,564	$1,105,178

(a)	Net sales are attributed to geographies based on location of the customer.
(b)	No single geographic market is greater than 5% of consolidated net sales.

Net sales by class of similar products were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Cardiac rhythm management
Pacemaker systems	$236,949	$227,072	$454,043	$450,134
ICD systems	243,584	126,560	449,963	246,127

	480,533	353,632	904,006	696,261
Cardiac surgery
Heart valves	65,283	66,504	131,970	133,238
Other cardiac surgery products	4,936	5,346	9,972	11,261

	70,219	71,850	141,942	144,499
Cardiology
Vascular closure devices	84,781	69,941	167,541	140,010
Other cardiology and vascular access products	27,709	24,154	55,121	49,837

	112,490	94,095	222,662	189,847
Atrial fibrillation
Atrial fibrillation products	60,413	37,025	118,954	74,571

	$723,655	$556,602	$1,387,564	$1,105,178

Overall, net sales increased 30% in the second quarter of 2005 over the second quarter of 2004. For the first six months of 2005, net sales increased 26% over the same period one year ago. Second quarter 2005 net sales were favorably impacted by growth in unit volume of approximately 30%. For the first six months of 2005, net sales were favorably impacted by growth in unit volume of approximately 25%. Additionally, foreign currency translation had a favorable impact on second quarter and first six months sales as compared with these same periods in 2004 of approximately $12 million and $27 million, respectively, due primarily to the strengthening of the Euro and the Yen against the U.S. dollar. This amount is not indicative of the net earnings impact of foreign currency translation for 2005 due to partially offsetting unfavorable foreign currency translation impacts on cost of sales and operating expenses. These increases in net sales were partially offset by an overall decline in average selling prices of approximately 2% in the second quarter and the first six months of 2005 when compared to the same periods in 2004.

CRM net sales increased 36% in the second quarter of 2005 over the second quarter of 2004, and 30% in the first six months of 2005 over the same period one year ago. The second quarter and first six months of 2005 CRM net sales were favorably impacted by growth in unit volume driven by sales of traditional ICD products and the continued market penetration of products into the cardiac resynchronization therapy (CRT) segments of the U.S. pacemaker and ICD market. Foreign currency translation also had a favorable impact on CRM net sales in the second quarter and first six months of 2005 as compared with these same periods in 2004 of approximately $7.3 million and $15.9 million, respectively. Net sales of pacemaker systems increased 4% during the second quarter of 2005 when compared to the second quarter of 2004 due to a 7% increase in unit volume and $4.7 million of favorable impact from foreign currency translation. Net sales of pacemaker systems increased 1% during the first six months of 2005 when compared to the first six months of 2004 due to a 4% increase in unit volume and $10.4 million of favorable impact from foreign currency translation. These increases in net sales of pacemaker systems in the second quarter of 2005 and the first six months of 2005 were partially offset by single-digit percentage declines in average selling prices. Net sales of ICD systems increased 92% in the second quarter of 2005 over the second quarter of 2004 due to an 83% increase in ICD unit sales and $2.7 million of favorable impact from foreign currency translation. Net sales of ICD systems increased 83% in the first six months of 2005 over the same period one year ago due to a 72% increase in ICD unit sales and $5.5 million of favorable impact from foreign currency translation. Additionally, net sales of ICD systems in the second quarter of 2005 and the first six months of 2005 benefited from single-digit percentage increases in average selling prices.

Cardiac surgery net sales decreased 2% in both the second quarter and first six months of 2005 when compared with these same periods in 2004. The decrease in the second quarter of 2005 cardiac surgery net sales was due to a 4% decrease in unit volume and 1% decline in average selling prices partially offset by $1.8 million of favorable impact from foreign currency translation. The decrease in cardiac surgery net sales during the first six months of 2005 was due to a 6% decline in average selling prices partially offset by a 1% increase in unit volume and $4.2 million of favorable impact from foreign currency translation. Heart valve net sales decreased 2% and 1% for the second quarter and first six months of 2005, respectively, when compared to these same periods in 2004. The decrease in the second quarter of 2005 heart valve net sales when compared to the second quarter of 2004 was due to a 3% decrease in unit volume and 1% decline in average selling prices partially offset by $1.8 million of favorable impact from foreign currency translation. The decrease in the first six months of 2005 heart valve net sales when compared to the first six months of 2004 was due to a 6% decline in average selling prices partially offset by a 2% increase in unit volume and $3.9 million of favorable impact from foreign currency translation. Net sales of other cardiac surgery products decreased $0.4 million and $1.3 million during the second quarter and first six months of 2005, respectively, when compared to these same periods in 2004.

Cardiology net sales increased 20% during the second quarter of 2005 over the second quarter of 2004, and 17% in the first six months of 2005 over the same period one year ago. Cardiology net sales in the second quarter of 2005 when compared to the second quarter of 2004 were favorably impacted by growth in unit volume of approximately 20% and $1.7 million of favorable impact from foreign currency translation partially offset by a 3% decrease in average selling prices. Cardiology net sales in the first six months of 2005 when compared to the first six months of 2004 were favorably impacted by growth in unit volume of approximately 19% and $4.1 million of favorable impact from foreign currency translation partially offset by a 3% decrease in average selling prices. Net sales of vascular closure devices increased 21% during the second quarter of 2005 when compared to the second quarter of 2004 due to a 23% increase in Angio-Seal™ unit sales and approximately $1.3 million of favorable impact from foreign currency translation. These increases were partially offset by a 3% decline in average selling prices. Net sales of vascular closure devices increased 20% during the first six months of 2005 when compared to the same period in 2004 due to a 20% increase in Angio-Seal™ unit sales and $2.8 million of favorable impact from foreign currency translation partially offset by a 3% decline in average selling prices. Net sales of other cardiology and vascular access products increased 15% in the second quarter of 2005 when compared to the same period in 2004 due to a 14% increase in unit sales and $0.4 million of favorable impact from foreign currency translation partially offset by a 1% decline in average selling prices. Net sales of other cardiology and vascular access products increased 11% in the first six months of 2005 when compared to the first six months of 2004 due to a 13% increase in unit sales and $1.3 million of favorable impact from foreign currency translation partially offset by a 5% decline in average selling prices.

Atrial fibrillation net sales increased 63% in the second quarter of 2005 when compared to the second quarter of 2004, and 60% in the first six months of 2005 over the same period one year ago. The increase in atrial fibrillation net sales during the second quarter of 2005 when compared to the second quarter of 2004 was due to sales of products related to recent acquisitions, an increase in unit volume of 71% and $1.1 million of favorable impact from foreign currency translation. Atrial fibrillation net sales increased 60% in the first six months of 2005 when compared to the first six months of 2004 due to a 62% increase in unit sales and $2.5 million of favorable impact from foreign currency translation.

Gross Profit
Gross profit for the second quarter of 2005 totaled $522.6 million, or 72.2% of net sales, as compared with $395.2 million, or 71.0% of net sales, for the second quarter of 2004. Gross profit for the first six months of 2005 totaled $998.7 million, or 72.0% of net sales, as compared with $779.5 million, or 70.5% of net sales, for the same period in 2004. The increase in our gross profit percentage during the second quarter and first six months of 2005 is primarily related to increased sales of higher margin ICDs, favorable impact resulting from selling through, during 2004, the CRM inventory on hand at the time of the acquisitions of the assets of the Getz Bros. and favorable impact from foreign currencies. These favorable items were partially offset by an increase in inventory reserves related to expiring inventory and a decrease in average selling prices.

Selling, General and Administrative (SG&A) Expense
SG&A expense for the second quarter of 2005 totaled $237.6 million, or 32.8% of net sales, as compared with $191.8 million, or 34.5% of net sales, for the second quarter of 2004. The decrease in SG&A as a percentage of sales is due to higher selling and marketing expenses incurred during the second quarter of 2004 as we prepared for our entry into the CRT segment of the United States pacemaker and ICD markets, which occurred during the third quarter of 2004, partially offset by higher costs in the second quarter of 2005 related to recent acquisitions. For the first six months of 2005, SG&A expense totaled $456.6 million, or 32.9% of net sales, as compared with $379.3 million, or 34.3% of net sales, for the same period in 2004. The decrease in SG&A as a percentage of sales is due to higher selling and marketing expenses incurred during the first six months of 2004 as we prepared for our entry into the CRT segment of the United States pacemaker and ICD markets, which occurred during the last week of the second quarter of 2004, partially offset by higher costs in the first six months of 2005 related to recent acquisitions.

Research and Development (R&D) Expense
R&D expense in the second quarter of 2005 totaled $89.8 million, or 12.4% of net sales, compared with $68.9 million, or 12.4% of net sales, for the second quarter of 2004. The increase in the dollar amount of R&D expense was due primarily to our increased spending on the development of new products and related clinical trials, including our CRT devices, tissue valves and other products to treat emerging indications including atrial fibrillation. For the first six months of 2005, R&D expense totaled $166.8 million, or 12.0% of net sales, as compared with $134.5 million, or 12.2% of net sales, for the same period in 2004. The increase in the dollar amount of R&D expense was due primarily to our increased spending on the development of new products and related clinical trials, including our CRT devices, tissue valves and other products to treat emerging indications including atrial fibrillation.

Purchased In-Process Research and Development Charges
Velocimed, LLC:   In April 2005, we acquired Velocimed (see further discussion in Note 2 to the Condensed Consolidated Financial Statements). The acquisition of Velocimed is expected to further enhance our portfolio of products in the interventional cardiology market. At the date of acquisition, $13.7 million of the purchase price was expensed as IPR&D related to technologies that have not yet reached technological feasibility and had no future alternative use. We expect to incur an additional $9.8 million to bring these technologies to commercial viability. These costs are being funded by internally generated cash flows.

Endocardial Solutions, Inc.:   In January 2005, we acquired ESI (see further discussion in Note 2 to the Condensed Consolidated Financial Statements). At the date of acquisition, $12.4 million of the purchase price was expensed as IPR&D related to system upgrades that had not yet reached technological feasibility and had no future alternative use. These major system upgrades are part of the Ensite® System which is used for the navigation and localization of diagnostic and therapeutic catheters used in atrial fibrillation ablation and other EP catheterization procedures. The acquisition of ESI is expected to further enhance our portfolio of products used to treat heart rhythm disorders. We expect to incur an additional $0.7 million to bring these system upgrades to commercialization in various markets. These costs are being funded by internally generated cash flows.

Special Charges
Symmetry™ Bypass System Aortic Connector Product Line Discontinuance:   On September 23, 2004, management committed the Company to a plan to discontinue developing, manufacturing, marketing and selling its Symmetry™ Bypass System Aortic Connector (Symmetry™ device).  The decision to discontinue developing, manufacturing, marketing and selling the Symmetry™ device was primarily based on operating losses incurred related to the product over the previous three years and the prospect of ongoing operating losses, resulting from a decrease in the number of coronary artery bypass graft surgery cases and an apparent slow down in the adoption of off-pump procedures for which the Symmetry™ device was developed.

In conjunction with the plan, we recorded a pre-tax charge in the third quarter of 2004 of $14.4 million. The charge was comprised of $4.4 million of inventory write-offs, $4.1 million of fixed asset write-offs, $3.6 million of sales returns, $1.3 million of contract termination and other costs, primarily related to a leased facility and $1.0 million in workforce reduction costs. These activities have been completed and all payments required in connection with the charge were made by June 30, 2005. In addition, we expect to incur additional future expense for related matters totaling approximately $2.5 million in periods prior to 2007.

Silzone® Special Charges:   On January 21, 2000, we initiated a worldwide voluntary recall of all field inventories of heart valve replacement and repair products incorporating Silzone® coating on the sewing cuff fabric. We concluded that we would no longer utilize Silzone® coating. As a result of the voluntary recall and product discontinuance, we recorded a special charge totaling $26.1 million during the first quarter of 2000. The $26.1 million special charge consisted of asset write-downs ($9.5 million), legal and patient follow-up costs ($14.4 million) and customer returns and related costs ($2.2 million).

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

During the fourth quarter of 2003, we reclassified $15.7 million of receivables from our insurance carriers recorded in the Silzone® special charge accrual to other current assets. This amount related to probable future legal costs associated with the Silzone® litigation. There were no Silzone® special charges recorded during the three or six months ended June 30, 2005 and 2004. At June 30, 2005, our receivables from insurance carriers were $14.8 million.

A summary of the legal and monitoring costs and customer returns and related costs activity is as follows (in thousands):

	Legal and monitoring costs	Customer returns and related costs	Total

Initial expense and accrual in 2000	$14,397	$2,239	$16,636

Cash payments	(5,955)	(2,239)	(8,194)

Balance at December 31, 2000	8,442	—	8,442

Cash payments	(3,042)	—	(3,042)

Balance at December 31, 2001	5,400	—	5,400

Additional expense	10,433	567	11,000
Cash payments	(2,442)	(59)	(2,501)

Balance at December 31, 2002	13,391	508	13,899

Cash payments	(1,206)	(22)	(1,228)
Reclassification of legal accruals	15,721	—	15,721

Balance at December 31, 2003	27,906	486	28,392

Cash payments	(1,471)	(305)	(1,776)

Balance at December 31, 2004	26,435	181	26,616

Cash payments	(472)	—	(472)

Balance at March 31, 2005	25,963	181	26,144

Cash payments	(486)	—	(486)

Balance at June 30, 2005	$25,477	$181	$25,658

In addition to the amounts available under the above Silzone® reserves, we have approximately $147.0 million remaining in product liability insurance currently available for the Silzone®-related matters. See discussion of one of our product liability insurance carriers, Kemper, under Critical Accounting Policies and Estimates — Silzone® Special Charge Accruals in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Interest income	$4,218	$1,608	$8,276	$3,177
Interest expense	(2,406)	(1,067)	(4,712)	(2,407)
Equity method loss in Epicor	—	(561)	—	(1,311)
Other	(423)	141	(443)	(903)

	$1,389	$121	$3,121	$(1,444)

The favorable change in other income (expense) during the second quarter of 2005 as compared with the same period in 2004 was due primarily to higher interest income as a result of our increased levels of invested cash at higher interest rates. Also, during the second quarter of 2005, Epicor Medical, Inc. was included in our consolidated results rather than being recorded under the equity method of accounting. These favorable changes were partially offset by higher interest expense as a result of increased borrowings, at higher interest rates, under our commercial paper program which was used to fund the acquisitions of ESI and Velocimed. The favorable change in other income (expense) during the first six months of 2005 as compared with the same period in 2004 was due primarily to higher interest income as a result of our increased levels of invested cash at higher interest rates. Also, during the first six months of 2005, Epicor Medical, Inc. was included in our consolidated results rather than being recorded under the equity method of accounting. These favorable changes were partially offset by higher interest expense as a result of increased borrowings, at higher interest rates, under our commercial paper program which was used to fund the acquisitions of ESI and Velocimed during the first six months of 2005.

Income Taxes
Our effective income tax rate was 44.5% and 37.3% for the second quarter and first six months of 2005, respectively, and 26.6% for the same periods in 2004. The increase in our effective income tax rate in 2005 is due to $27 million of tax expense (federal tax expense of $24 million and a state tax expense net of the federal tax benefit of $3 million) that we recorded related to the repatriation under the provisions of the American Jobs Creation Act of 2004 of $500 million of cumulative foreign earnings invested outside the United States. Additionally, the increase in our effective income tax rate was due to a larger percentage of our taxable income being generated in higher tax rate jurisdictions as well as the $13.7 million IPR&D charge recorded in the second quarter of 2005 related to the Velocimed acquisition and the $12.4 million IPR&D charge recorded in the first quarter of 2005 related to the ESI acquisition. These IPR&D charges had no related tax benefits because they are non-deductible for income tax purposes.

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

Atrial fibrillation is a prevalent, debilitating disease state that is not effectively treated at this time. Device technologies in atrial fibrillation therapy are emerging and may provide therapeutic improvements compared to current treatments.

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

NEW ACCOUNTING PRONOUCEMENTS

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

As permitted by Statement 123, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our consolidated results of operations, although it will have no impact on our overall financial position and cash flows. The impact of adopting Statement 123(R) on future period earnings cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the valuation methodology employed (i.e. Black Scholes or Binominal model). However, had we adopted Statement 123(R) in prior periods under the Black Scholes method, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of stock-based compensation pro forma net earnings and net earnings per share in Note 1 to the Condensed Consolidated Financial Statements.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. Statement 154 supersedes APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Generally, the provisions of Statement 154 are similar to the provisions of both Opinion 20 and Statement 3. However, Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle. Recognition of the cumulative effect of a voluntary change in accounting principle in net earnings in the period of change would only be permitted if retrospective application to prior periods’ financial statements is impracticable. Statement 154 is effective for fiscal years beginning after December 15, 2005. We anticipate the adoption of Statement 154 will not have an impact on our consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued two FASB staff positions (FSP): FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004 and FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP FAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with FASB Statement No. 109, Accounting for Income Taxes. FSP FAS 109-2 provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on the enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. In the second quarter of 2005, we repatriated $500 million of cumulative foreign earnings invested outside the United States under the provisions of the Act. The additional income tax associated with this amount was $27 million.

FINANCIAL CONDITION

Liquidity and Capital Resources
Our liquidity and cash flows remained strong during the first six months of 2005. Cash provided by operating activities was $264.5 million for the first six months of 2005, an increase of 17% from the same period one year ago. Improvements in operating cash flow during the first six months of 2005 when compared to the first six months of 2004 is primarily related to increased earnings which was partially offset by an increase in our accounts receivable and inventory levels. Accounts receivable increased in the first six months of 2005 compared to the same period in 2004 as the result of higher sales volumes and the timing of sales. Our day sales outstanding decreased to 88 days at June 30, 2005 from 94 days at December 31, 2004. Our increase in inventory was primarily the result of maintaining higher raw materials inventory levels to support our anticipated higher sales volumes. Our inventory, expressed as the number of days of cost of sales on hand, declined from 176 days at December 31, 2004 to 157 days at June 30, 2005. The increase in cash used in investing activities during the first six months of 2005 when compared to the first six months of 2004 is primarily related to the acquisitions of ESI and Velocimed in the first six months of 2005. The decrease in cash provided by financing activities during the first six months of 2005 when compared to the first six months of 2004 is primarily related to payments made for all amounts outstanding under our commercial paper program in the first six months of 2005. We expect to use our future cash flows to fund internal development opportunities and potential acquisitions.

At June 30, 2005, a portion of our cash and cash equivalents were held by our non-U.S. subsidiaries. These funds are only available for use by our U.S. operations if they are repatriated into the United States. On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law by the President of the United States. The Act allows U.S. corporations a one-time deduction of 85% of certain “cash dividends” received from controlled foreign corporations. The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year.  According to the Act, the amount of eligible dividends is limited to $500 million or the amount described as permanently reinvested earnings outside the United States in the most recent audited financial statements filed with the SEC on or before June 30, 2003. Based on these requirements, in June 2005 we repatriated $500 million of the earnings of foreign subsidiaries in accordance with the Act and recorded $27 million of tax expense (federal tax expense of $24 million and a state tax expense net of the federal tax benefit of $3 million).

The $500 million repatriation under the Act was deemed to be distributed entirely from foreign earnings that had previously been treated as indefinitely invested. However, this distribution from previously indefinitely reinvested earnings does not change our position going forward that future earnings of certain of our foreign subsidiaries will be indefinitely reinvested.

Share Repurchase
On October 11, 2004, the Board of Directors authorized a share repurchase program of up to $300 million of our outstanding common stock. The share repurchases can be made through transactions in the open market and/or privately negotiated transactions, including the use of options, futures, swaps and accelerated share repurchase contracts. This authorization expires on December 31, 2006. We have not repurchased any of our common stock under this program.

Debt and Credit Facilities
In May 2003, we issued 7-year, 1.02% unsecured notes totaling 20.9 billion Yen, or $188.9 and $200.9 million at June 30, 2005 and December 31 2004, respectively. Interest payments are required on a semi-annual basis and the entire principal balance of the 1.02% unsecured notes is due in May 2010.

In September 2003, we obtained a $350 million unsecured revolving credit agreement with a consortium of lenders that expires in September 2008. This credit facility bears interest at the United States Dollar London InterBank Offered Rate (LIBOR) plus 0.60% per annum, subject to adjustment in the event of a change in our debt ratings. We can draw on this credit facility for general corporate purposes or to support our commercial paper program. There were no outstanding borrowings under this credit facility at June 30, 2005 and December 31, 2004.

In September 2004, we entered into a $400 million unsecured revolving credit agreement with a consortium of lenders that expires in September 2009. We can draw on this credit facility for general corporate purposes or to support our commercial paper program. Borrowings under the credit agreement bear interest at United States Dollar LIBOR plus 0.39%, or in the event over half of the facility is drawn on, United States Dollar LIBOR plus 0.515%, in each case subject to adjustment in the event of a change in our debt ratings. There were no outstanding borrowings under this credit facility at June 30, 2005 and December 31, 2004.

In June 2005, we obtained a 1.0 billion Yen credit facility that expires in June 2006. Borrowings under the credit facility bear interest at the floating Tokyo InterBank Offered Rate (TIBOR) plus 0.50% per annum. This credit facility replaced a 1.0 billion Yen credit facility which expired in June 2005. There were no outstanding borrowings under this credit facility at June 30, 2005 and December 31, 2004.

Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. There were no outstanding commercial paper borrowings at June 30, 2005. The weighted average effective interest rate at December 31, 2004 was 2.3% and the weighted average original maturity of commercial paper outstanding at December 31, 2004 was 12 days. Any future commercial paper borrowings bear interest at varying market rates.

We classify all of our commercial paper borrowings as long-term on the balance sheet as we have the ability to repay any short-term maturity with available cash from our existing long-term, committed credit facilities. We continually review our cash flow projections and may from time to time repay a portion of the borrowings.

Our 7-year, 1.02% notes, short-term bank credit agreement and revolving credit facilities contain various operating and financial covenants. Specifically, we must have a ratio of total debt to total capitalization not exceeding 55%, have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization) and the ratio of total debt to EBIT (net earnings before interest and income taxes)) not exceeding 3.0 to 1.0, and an interest coverage ratio (defined as the ratio of EBITDA to interest expense and the ratio of EBIT to interest expense) not less than 3.0 to 1.0 and 3.5 to 1.0 for our 1.02% notes and revolving credit facilities, respectively. We also have limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. However, these agreements do not include provisions for the termination of the agreements or acceleration of repayment due to changes in our debt ratings. We were in compliance with all of our debt covenants at June 30, 2005 and December 31, 2004.

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

Commitments and Contingencies
Under the terms of the Velocimed purchase agreement, we are obligated to pay an additional $5 million of escrow consideration in the fourth quarter of 2006 provided certain conditions are met. Additionally, we are obligated to pay contingent consideration of up to $180.0 million to the former shareholders of Velocimed. The $180.0 million in contingent consideration includes up to $100 million if future revenue targets are met through 2008 and a milestone payment of up to $80 million tied to FDA approval of the Premere™ patent foramen ovale closure system (Premere) with no milestone payment being made if approval occurs after December 31, 2010. All future payments made will be recorded as additional goodwill.

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

The ProRhythm Purchase and Option Agreement also provides us with the exclusive right, but not the obligation, through the later of three months after the date ProRhythm delivers certain clinical trial data or March 31, 2007, to acquire ProRhythm for $125.0 million in cash consideration payable to the non-St. Jude Medical shareholders pursuant to the terms and conditions set forth in the Merger Agreement, with additional cash consideration payable to the non-St. Jude Medical shareholders after the consummation of the acquisition, if ProRhythm achieves certain performance-related milestones.

Under the terms of the Irvine Biomedical, Inc. (IBI) purchase agreement dated October 7, 2004, we are obligated to pay contingent consideration of up to $13.0 million to the non-St. Jude Medical shareholders if IBI receives approval by certain specified dates in 2005 and 2006 from the FDA of certain EP catheter ablation systems currently in development.

We also have contingent commitments to acquire various businesses involved in the distribution of our products that could total approximately $45.4 million in aggregate during 2005 to 2010, provided that certain contingencies are satisfied. The purchase prices of the individual businesses range from approximately $0.4 million to $5.8 million.

There have been no significant changes in our contractual obligations and other commitments as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, except for a reduction of approximately $293.0 million in contingent acquisition payments which were made in the first quarter of 2005 as a result of the ESI acquisition ($280.5 million) and the investment in ProRhythm, Inc. ($12.5 million). We have no off-balance sheet financing arrangements other than certain operating leases as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

1.	Legislative or administrative reforms to the U.S. Medicare or Medicaid systems or similar reforms of international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for such procedures. Adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues.
2.	Acquisition of key patents by others that have the effect of excluding us from market segments or require us to pay royalties.
3.	Economic factors, including inflation, changes in interest rates and changes in foreign currency exchange rates.
4.	Product introductions by competitors which have advanced technology, better features or lower pricing.
5.	Price increases by suppliers of key components, some of which are sole-sourced.
6.	A reduction in the number of procedures using our devices caused by cost-containment pressures or preferences for alternate therapies.

7.	Safety, performance or efficacy concerns about our marketed products, many of which are expected to be implanted for many years, leading to recalls and/or advisories with the attendant expenses and declining sales.
8.	Changes in laws, regulations or administrative practices affecting government regulation of our products, such as FDA laws and regulations that increase pre-approval testing requirements for products or impose additional burdens on the manufacture and sale of medical devices.
9.	Regulatory actions arising from the concern over Bovine Spongiform Encephalopathy, sometimes referred to as “mad cow disease”, that have the effect of limiting the Company’s ability to market products using collagen, such as Angio-Seal™, or that impose added costs on the procurement of collagen.
10.	Difficulties obtaining, or the inability to obtain, appropriate levels of product liability insurance.
11.	The ability of our Silzone® product liability insurers, especially Kemper, to meet their obligations to us.
12.	A serious earthquake affecting our facilities in Sunnyvale or Sylmar, California, or a hurricane affecting our operations in Puerto Rico.
13.	Healthcare industry consolidation leading to demands for price concessions or the exclusion of some suppliers from significant market segments.
14.	Adverse developments in litigation including product liability litigation, patent litigation or other intellectual property litigation.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2004 in our market risk. For further information on market risk, refer to Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4.    CONTROLS AND PROCEDURES

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

During the fiscal quarter ended June 30, 2005, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Subsequent to the Company’s voluntary recall, the Company has been sued in various jurisdictions by some patients who received a Silzone® device and now has cases pending in the United States, Canada, the United Kingdom, Ireland and France. Some of these claims allege bodily injuries as a result of an explant or other complications, which they attribute to the Silzone® devices. Others, who have not had their device explanted seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. Some of the cases involving Silzone® products have been settled, some have been dismissed and others are ongoing. Some of these cases, both in the United States and Canada, are seeking class-action status. A summary of the number of Silzone® cases by jurisdiction as of July 28, 2005 follows:

U.S. Cases

Multi-District Litigation (MDL) and federal district court in Minnesota:

o	Eight original class-action complaints have been consolidated into one case seeking certification of separate classes. The first complaint seeking class-action status was served upon the Company on April 27, 2000 and all eight original complaints seeking class-action status were consolidated into one case on October 22, 2001. One proposed class in the consolidated complaint seeks injunctive relief in the form of medical monitoring. A second class in the consolidated complaint seeks an unspecified amount of monetary damages. A third class in the consolidated complaint seeks an unspecified amount of monetary damages under Minnesota’s Consumer Protection Statutes.

o	14 individual cases are pending as of July 28, 2005 in the MDL. The first individual complaint that was transferred to the MDL court was served upon the Company on November 28, 2000, and the most recent individual complaint that was transferred to the MDL court was served upon the Company on September 15, 2004. The complaints in these cases each request damages ranging from $10 thousand to $120.5 million and, in some cases, seek an unspecified amount.

o	27 individual state court suits involving 35 patients are pending as of July 28, 2005. The cases are venued in the following states: Florida, Minnesota, Missouri, Pennsylvania, Texas and Wyoming. The first individual state court complaint was served upon the Company on March 1, 2000 and the most recent individual state court complaint was served upon the Company on April 21, 2005. The complaints in these cases each request damages ranging from $50 thousand to $100 thousand and, in some cases, seek an unspecified amount.

o	A lawsuit seeking a class action for all persons residing in the European Economic Union member jurisdictions who have had a heart valve replacement and/or repair procedure using a product with Silzone® coating was filed in Minnesota state court and served upon the Company on February 11, 2004. The complaint seeks damages in an unspecified amount for the class, and in excess of $50 thousand for the representative plaintiff individually. The complaint also seeks injunctive relief in the form of medical monitoring. The Company is opposing plaintiff’s pursuit of this case on jurisdictional, procedural and substantive grounds.

o	Two cases involving 70 patients were dismissed in Texas by the trial court on April 25, 2002 and February 14, 2003. Although the plaintiffs in these two cases appealed, the Texas Court of Appeals issued decisions affirming the two trial court opinions on June 30, 2005. The plaintiffs are seeking further appellate review of the decision. The first of these cases was served upon the Company on October 29, 2001, and the second case was served upon the Company on November 8, 2002. The complaints in these cases request damages in an unspecified amount.

Non-U.S. Cases

Canada:

o	Four class-action cases involving five named plaintiffs and one individual case involving two named plaintiffs are pending as of July 28, 2005 (cases are venued in the provinces of British Columbia, Ontario and Quebec); in Ontario and Quebec the courts have certified class actions. The first complaint in Canada was served upon the Company on August 18, 2000, and the most recent Canadian complaint was served upon the Company on March 14, 2004. The complaints in these cases each request damages ranging from 1.5 million to 500 million Canadian dollars.

UK:

o	One case involving one plaintiff is pending as of July 28, 2005 and the Particulars of Claim in this case was served on December 21, 2004. The plaintiff in this case requests damages equivalent to approximately $365 thousand U.S. Dollars.

Ireland:

o	One case involving one plaintiff is pending as of July 28, 2005. The complaint in this case was served on December 30, 2004, and seeks an unspecified amount in damages.

France:

o	One case involving one plaintiff is pending as of July 28, 2005. This case was initiated by way of an Injunctive Summons to Appear that was served on November 3, 2004. The plaintiff in this case is requesting damages in excess of 3 million Euros.

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

Certain plaintiffs have requested Judge Tunheim to allow some cases to proceed as class actions. In response to these requests, Judge Tunheim has issued several rulings concerning class action certification. Although more detail is set forth in the orders issued by the court, the result of these rulings is that Judge Tunheim declined to grant class-action status to personal injury claims, but granted class-action status for claimants from 17 states to proceed with medical monitoring claims, so long as they do not have a clinical injury. The court also indicated that a class action could proceed under Minnesota’s Consumer Protection statutes.

The Company has sought appeal of Judge Tunheim’s class certification decisions, and in a September 2, 2004, order, the appellate court indicated it would accept the appeal of Judge Tunheim’s certification orders. The issues have been briefed and oral argument concerning this appeal occurred on June 20, 2005. It is not expected that the appellate court will complete its review and issue a decision concerning the appeal of Judge Tunheim’s rulings regarding class certification until sometime in 2006.

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

On January 16, 2004, the court in Ontario, Canada, issued further rulings certifying a class of Silzone® patients in a class-action suit against the Company. The Company sought to appeal the court’s decision, but in a decision issued on January 28, 2005, the request to appeal was rejected. As a result, the class action in Ontario will proceed pursuant to further scheduling orders that will be issued by the Ontario court. The court in the Province of Quebec has also certified a class action in that jurisdiction and that matter is proceeding. Efforts by plaintiff attorneys to have a class action certified in a case in British Columbia are also underway.

The Company is not aware of any unasserted claims related to Silzone® devices. Company management believes that the final resolution of the Silzone® cases will take several years. While management reviews the claims that have been asserted from time to time and periodically engages in discussions about the resolution of claims with claimants’ representatives, management cannot reasonably estimate at this time the time frame in which any potential settlements or judgments would be paid out. The Company accrues for contingent losses when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone® devices, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered (see Note 5 to the Condensed Consolidated Financial Statements). The Company has not accrued for any amounts associated with probable settlements or judgments because management cannot reasonably estimate such amounts. However, management believes that no significant claims will ultimately be allowed to proceed as class actions in the United States and, therefore, that all settlements and judgments will be covered under the Company’s remaining product liability insurance coverage (approximately $147.0 million as of July 28, 2005), subject to the insurance companies’ performance under the policies (see Note 6 to the Condensed Consolidated Financial Statements for further discussion on the Company’s insurance carriers). As such, management believes that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by its product liability insurance policies or existing reserves will not have a material adverse effect on the Company’s statement of financial position or liquidity, although such costs may be material to the Company’s consolidated results of operations of a future period.

Symmetry™ Litigation:   As of July 28, 2005, there are 24 lawsuits in the United States pending against the Company which allege that its Symmetry™ Bypass System Aortic Connector (Symmetry™ device) caused bodily injury or might cause bodily injury. In addition, a number of persons have made a claim against the Company involving the Symmetry™ device without filing a lawsuit. The first lawsuit involving the Symmetry™ device as filed against the Company on August 5, 2003, in federal district court for the Western District of Tennessee, and the most recently initiated lawsuit was filed against the Company on July 28, 2005. The 24 cases are venued in state court in Minnesota and North Carolina, federal court for the District of Minnesota, federal court in the Western District of Tennessee, federal court in the Eastern District of Arkansas and federal court for the Eastern District of Pennsylvania. Each of the complaints in these cases request damages ranging from $50 thousand to $1 million and, in some cases, seek an unspecified amount. Four of the 24 cases are seeking class-action status. It appears that the plaintiffs in those cases seeking class-action status seek or will seek damages for injuries and monitoring costs. One of the cases seeking class-action status has been dismissed, but the dismissal is being appealed by the plaintiff. In a second case seeking class action status, a Magistrate Judge has recommended that the matter not proceed as a class action, and the parties are presently awaiting the court to review the Magistrate’s decision. A third case seeking class action status has been indefinitely stayed by the court and is presently inactive. In the fourth case, the trial judge denied class certification on July 26, 2005.

The Company’s Symmetry™ device was cleared through a 510(K) submission to the FDA, and therefore, the Company is unable to rely on a defense under the doctrine of federal preemption that such suits are prohibited. Given the Company’s self-insured retention levels under its product liability insurance policies, the Company expects that it will be solely responsible for these lawsuits, including any costs of defense, settlements and judgments. Company management believes that class-action status is not appropriate for the claims asserted based on the applicable facts and law.

During the third quarter of 2004, the number of lawsuits involving the Symmetry™ device increased, and the number of persons asserting claims outside of the litigation increased as well. With this background, the Company determined that it was probable that legal costs to defend the cases will be incurred and the amount of such fees was reasonably estimable. As a result, the Company recorded a pretax charge of $21.0 million in the third quarter of 2004 to reflect this liability. Three lawsuits involving the product were initiated against the Company during the second quarter of 2005, and the number of additional claims asserted against the Company outside of the litigation rose during the second quarter of 2005. Potential losses arising from settlements or judgments are possible, but not estimable, at this time. The range of such losses could be material to the operations, financial position and liquidity of the Company. The Company has not accrued for any amounts associated with probable settlements or judgments because management cannot reasonably estimate such amounts. However, management believes that no significant claims will ultimately be allowed to proceed as class actions in the United States.

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

The case was returned to the District Court in Indiana in November 2004, but since that time, further appellate activity has occurred. In this regard, the U.S. Supreme Court rejected the Company’s request that it review certain aspects of the CAFC decision. In addition, further appellate review has occurred after Guidant brought motion in the district court seeking to have a new judge assigned to handle the case in lieu of the judge that oversaw the prior trial. On a motion reconsideration, the judge reversed his initial decision in response to Guidant’s motion and agreed to have the case reassigned to a new judge, but also certified the issue to the CAFC. On July 20, 2005, the CAFC ruled that the original judge should continue with the case, and the Company expects that there will be a scheduling conference sometime during the third quarter of 2005 to establish a new schedule for the preparation and trial of the case.

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

Guidant 2004 Patent Litigation:   In February 2004, Guidant sued the Company in federal district court in Delaware alleging that the Company’s Epic™ HF ICD, Atlas®+ HF ICD and Frontier™ devices infringe U.S Patent No. RE 38,119E (the ‘119 patent) A competitor of the Company, Medtronic, Inc., which has a license to the ‘119 patent, is contending in a separate lawsuit with Guidant in the same court that the ‘119 patent is invalid. In July, 2005, the court ruled against Medtronic’s claim of invalidity. Medtronic could appeal the decision. By agreement with Guidant, Medtronic had presented limited arguments of invalidity in its case. The Company expects to assert invalidity arguments that were not made by Medtronic. Guidant also sued the Company in February 2004 alleging that the Company’s QuickSite® 1056K pacing lead infringes U.S. Patent No. 5,755,766 (the ‘766 patent). This second suit was initiated in federal district court in Minnesota. Guidant is seeking an injunction against the manufacture and sale of these devices by the Company in the United States and compensation for what it claims are infringing sales of these products up through the effective date of the injunction. The Company has not accrued any amounts for legal settlements or judgments related to the Guidant 2004 patent litigation. Potential losses arising from this any legal settlements or judgments are possible, but not estimable, at this time. The range of such losses could be material to the operations, financial position and liquidity of the Company.

Other Litigation Matters:   The Company is involved in various other product liability lawsuits, claims and proceedings that arise in the ordinary course of business. Although the outcome of these matters cannot be determined, management believes that disposition of these other litigation matters will not have a material adverse effect on the Company’s statement of financial position or liquidity.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2005 Annual Meeting of Shareholders held on May 11, 2005, the shareholders voted on the proposals listed below and the results are as follows:

a)	A proposal to elect four directors to the Company’s Board of Directors to serve three-year terms ending at the Company’s annual meeting in 2008, as follows:

Director	Votes For	Votes Withheld
Richard R. Devenuti	316,089,015	2,648,062
Stuart M. Essig	316,079,025	2,658,052
Thomas H. Garrett III	307,492,661	11,244,416
Wendy L. Yarno	316,091,431	2,645,646

In addition, the terms of the following directors continued after the meeting: directors with a term ending in 2006 – Daniel J. Starks and Frank C-P Yin; and directors with a term ending in 2007– Michael A. Rocca, David A. Thompson and Stephan K. Widensohler.

b)	A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accountants for 2005. The proposal received 306,550,565 votes for and 9,946,423 votes against, with the holders of 2,240,089 shares abstaining.

c)	A proposal to limit the Company’s independent registered public accountants to audit and audit-related work. The proposal received 33,084,749 votes for; 241,913,885 votes against; with the holders of 2,909,525 shares abstaining; and 40,828,919 shares were broker non-votes.

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

ST. JUDE MEDICAL, INC.
August 4, 2005	/s/ JOHN C. HEINMILLER

DATE	JOHN C. HEINMILLER Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

_________________ # Filed as an exhibit to this Quarterly Report on Form 10-Q.