Form 10-Q
period 2005-09-30
ST JUDE MEDICAL INC
filed 2005-11-08
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES          NO   X

The number of shares of common stock, par value $.10 per share, outstanding on November 1, 2005 was 366,580,362.

PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$737,780	$578,319	$2,125,344	$1,683,497
Cost of sales
Cost of sales before special charges	200,735	165,918	589,636	491,614
Special charges	—	12,073	—	12,073

Gross profit	537,045	400,328	1,535,708	1,179,810

Selling, general and administrative expense	243,551	188,741	700,184	568,045
Research and development expense	97,493	69,645	264,285	204,095
Purchased in-process research and development charge	—	—	26,100	—
Special charges	(11,500)	23,310	(11,500)	23,310

Operating profit	207,501	118,632	556,639	384,360
Other income (expense)	3,917	680	7,038	(764)

Earnings before income taxes	211,418	119,312	563,677	383,596
Income tax expense	43,631	28,134	175,058	98,421

Net earnings	$167,787	$91,178	$388,619	$285,175

Net earnings per share:
Basic	$0.46	$0.26	$1.07	$0.81
Diluted	$0.44	$0.25	$1.03	$0.77

Weighted average shares outstanding:
Basic	364,913	354,570	362,545	352,116
Diluted	380,957	370,814	377,817	369,960

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2005 (Unaudited)	December 31, 2004

ASSETS
Current assets
Cash and cash equivalents	$712,451	$688,040
Accounts receivable, less allowance for doubtful accounts of $32,663 at September 30, 2005 and $31,283 at December 31, 2004	733,740	630,983
Inventories	346,810	330,873
Deferred income taxes	94,626	92,757
Other	128,529	120,564

Total current assets	2,016,156	1,863,217

Property, plant and equipment - at cost	884,015	812,209
Less accumulated depreciation	(509,071)	(485,228)

Net property, plant and equipment	374,944	326,981

Other assets
Goodwill	805,303	593,799
Other intangible assets, net	304,865	207,096
Other	242,109	239,654

Total other assets	1,352,277	1,040,549

TOTAL ASSETS	$3,743,377	$3,230,747

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$152,491	$135,499
Income taxes payable	113,658	101,257
Accrued expenses
Employee compensation and related benefits	256,147	235,752
Other	160,087	132,885

Total current liabilities	682,383	605,393

Long-term debt	184,502	234,865

Deferred income taxes	58,594	56,561

Commitments and contingencies (Note 7)	—	—

Shareholders’ equity
Preferred stock	—	—
Common stock (365,556,255 and 358,760,693 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively)	36,556	35,876
Additional paid-in capital	435,589	277,147
Retained earnings	2,340,440	1,951,821
Accumulated other comprehensive income (loss)
Cumulative translation adjustment	(11,237)	53,851
Unrealized gain on available-for-sale securities	16,550	15,233

Total shareholders' equity	2,817,898	2,333,928

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,743,377	$3,230,747

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Nine Months Ended September 30,	2005	2004

Operating Activities
Net earnings	$388,619	$285,175
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	54,400	48,563
Amortization	37,421	12,220
Equity method losses of minority investment, net of income taxes	—	962
Purchased in-process research and development charge	26,100	—
Special charges	(11,500)	35,383
Deferred income taxes	11,875	1,769
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(125,870)	(96,526)
Inventories	(16,442)	(14,607)
Other current assets	(5,565)	2,104
Accounts payable and accrued expenses	39,248	19,162
Income taxes payable	76,094	82,739

Net cash provided by operating activities	474,380	376,944

Investing Activities
Purchase of property, plant and equipment	(107,429)	(63,046)
Business acquisition payments, net of cash acquired	(377,260)	(197,986)
Other	(5,620)	(45,072)

Net cash used in investing activities	(490,309)	(306,104)

Financing Activities
Proceeds from exercise of stock options	96,913	107,870
Net repayments under short-term debt facilities	—	(11,964)
Borrowings under debt facilities	2,577,015	1,832,400
Payments under debt facilities	(2,610,950)	(1,872,250)

Net cash provided by financing activities	62,978	56,056

Effect of currency exchange rate changes on cash and cash equivalents	(22,638)	(2,963)

Net increase in cash and cash equivalents	24,411	123,933
Cash and cash equivalents at beginning of period	688,040	461,253

Cash and cash equivalents at end of period	$712,451	$585,186

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position, and cash flows. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

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

In March 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, which expressed views of the SEC staff regarding the application of Statement 123(R).  In April 2005, the SEC issued release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement 123(R). Among other things, SAB 107 and release No. 33-8568 provided interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, provided the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and changed the required adoption date of the standard. Statement 123(R) is effective for fiscal years beginning after December 15, 2005 and is required to be adopted by the Company effective January 1, 2006. Statement 123(R) permits public companies to adopt its requirements using one of two methods. The Company plans to adopt Statement 123(R) using the “modified-prospective method” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

As permitted by Statement 123, the Company is currently accounting for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options and stock purchases under the Company’s employee stock purchase savings plan. Accordingly, adoption of Statement 123(R) will have a significant impact on the Company’s consolidated financial statements as Statement 123(R) requires compensation cost to be recognized for share-based payments to employees. The Company currently utilizes the Black-Scholes standard option pricing model to measure the fair value of stock options. While Statement 123(R) permits entities to continue to use such a model, Statement 123(R) also permits the use of a binomial model. The Company has not yet determined which model it will use to measure the fair value of employee stock options granted after the adoption of Statement 123(R).

Statement 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as currently required under Statement 123. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date of January 1, 2006. These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

The Company is currently evaluating the impact that adoption of Statement 123(R) will have on the Company’s consolidated financial position and results of operations in future periods. Refer to Note 3 for information on the pro forma effect on net earnings and net earnings per share as if the Company had applied the fair value recognition provisions of Statement 123.

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

In December 2004, the FASB issued two FASB staff positions (FSP): FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004; and FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP FAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with FASB Statement No. 109, Accounting for Income Taxes. FSP FAS 109-2 provided enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on an enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. In the second quarter of 2005, the Company repatriated $500 million of cumulative foreign earnings invested outside the United States under the provisions of the Act. The additional income tax associated with this repatriation was $27 million.

NOTE 3 – STOCK-BASED COMPENSATION

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net earnings, as reported	$167,787	$91,178	$388,619	$285,175

Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	(10,528)	(13,150)	(32,303)	(37,558)

Pro forma net earnings	$157,259	$78,028	$356,316	$247,617

Net earnings per share:
Basic – as reported	$0.46	$0.26	$1.07	$0.81
Basic – pro forma	$0.43	$0.22	$0.98	$0.70

Diluted – as reported	$0.44	$0.25	$1.03	$0.77
Diluted – pro forma	$0.41	$0.21	$0.95	$0.67

NOTE 4 – ACQUISITIONS & MINORITY INVESTMENT

Acquisitions: The Company entered into an Agreement and Plan of Merger (the Merger Agreement) dated as of October 18, 2005 with Advanced Neuromodulation Systems, Inc. (ANS) to acquire all of the issued and outstanding shares of common stock of ANS. Pursuant to the Merger Agreement, the Company commenced a tender offer on October 18, 2005 to acquire all of the outstanding shares of common stock of ANS for $61.25 per share in cash. Following successful completion of the tender, holders of any remaining outstanding shares of ANS will be entitled to receive cash of $61.25 per share upon closing of the merger. ANS designs, develops, manufactures and markets implantable neuromodulation devices used primarily to manage chronic severe pain. ANS is publicly traded on the NASDAQ market under the ticker symbol ANSI. If the Company is successful in acquiring ANS at the tender offer price of $61.25 per share, the Company will need up to approximately $1.3 billion to purchase all shares outstanding and to pay estimated fees and expenses related to the acquisition. The Company expects to fund the acquisition through cash on hand and borrowings under an existing commercial paper program, which is supported by bank credit facilities. The Company expects to have sufficient cash on hand and sufficient borrowing capability under its bank credit facilities to pay the offer price for all shares in the acquisition. The transaction is subject to customary closing conditions and regulatory approvals, as well as the valid tender of a majority of the outstanding shares of ANS common stock, on a fully-diluted basis, in the tender offer.

On April 6, 2005, the Company completed its acquisition of the business of Velocimed, LLC (Velocimed) for $70.9 million, which includes closing costs less $6.7 million of cash acquired. Funds held in escrow by the Company amount to $5 million and are to be released in the fourth quarter of 2006 provided certain conditions are met, as defined in the purchase agreement. Additionally, contingent payments of up to $100 million are due if future revenue targets are met through 2008, and a milestone payment of up to $80 million is tied to U.S. Food and Drug Administration (FDA) approval of the Premere™ patent foramen ovale closure system, with no milestone payment being made if approval occurs after December 31, 2010. All future payments made by the Company will be recorded as additional goodwill. The Company acquired Velocimed to strengthen its portfolio of products in the interventional cardiology market. Velocimed develops and manufactures specialty interventional cardiology devices. The Company recorded an after-tax purchased in-process research and development (IPR&D) charge of $13.7 million associated with the completion of this transaction in the second quarter of 2005.

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

On January 13, 2005, the Company completed its acquisition of Endocardial Solutions, Inc. (ESI) for $279.4 million, which includes closing costs less $9.4 million of cash acquired. The ESI acquisition did not provide for the payment of any contingent consideration. ESI had been publicly traded on the NASDAQ market under the ticker symbol ECSI. The Company acquired ESI to strengthen its portfolio of products used to treat heart rhythm disorders. ESI develops, manufactures and markets the EnSite® system used for the navigation and localization of diagnostic and therapeutic catheters used by physician specialists to diagnose and treat cardiac rhythm disorders. The Company recorded an after-tax IPR&D charge of $12.4 million associated with the completion of this transaction in the first quarter of 2005.

During the third quarter of 2005, the Company finalized the valuation of deferred taxes acquired from ESI, resulting in a $0.8 million decrease to goodwill and corresponding increase to deferred income tax assets. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the ESI acquisition (in thousands):

Current assets	$13,617
Goodwill	201,511
Developed and core technology	39,200
Customer relationships and distribution agreements	7,500
Purchased in-process research and development	12,400
Deferred income taxes	23,139
Other long-term assets	2,981

Total assets acquired	$300,348

Current liabilities	$20,948

Total liabilities assumed	$20,948

Net assets acquired	$279,400

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

On June 8, 2004, the Company completed its acquisition of the remaining capital stock of Epicor Medical, Inc. (Epicor), a company focused on developing products which use high intensity focused ultrasound (HIFU) to ablate cardiac tissue. In May 2003, the Company had made an initial $15.0 million minority investment in Epicor and acquired an option to purchase the remaining ownership of Epicor prior to June 30, 2004 for $185.0 million. Pursuant to the option, the Company paid $185.0 million in cash to acquire the remaining outstanding capital stock of Epicor on June 8, 2004. The original investment was accounted for under the cost method of accounting until the date the remaining shares were purchased. As a result, the Company did not recognize any portion of Epicor’s losses during this period. At the date of the subsequent acquisition, in accordance with step-acquisition treatment, the Company’s historical financial statements were adjusted retroactively to reflect the portion of Epicor’s operating losses attributable to the Company’s ownership from the date of the original investment until the final purchase and the Company’s portion of IPR&D that would have been recognized as of the date of the original investment. These amounts totaled $3.6 million, net of tax, for the period described, and were recognized in other income (expense). Net consideration paid for the total acquisition was $198.0 million, which includes closing costs less $2.4 million of cash acquired.

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

During the first nine months of 2005, the Company entered into two additional business combinations for a total purchase price of $14.9 million, net of cash acquired. During the first nine months of 2005 and fiscal year 2004, the Company also acquired various businesses involved in the distribution of the Company’s products. Aggregate consideration paid in cash was $12.1 million during the first nine months of 2005 and $21.8 million during the fiscal year 2004.

The results of operations of the Velocimed, ESI and Epicor acquisitions, as well as those acquisitions disclosed in the prior paragraph, have been included in the Company’s consolidated results of operations since the dates of acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in aggregate.

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

NOTE 5 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	September 30, 2005	December 31, 2004

Finished goods	$242,168	$237,574
Work in process	35,366	33,984
Raw materials	69,276	59,315

	$346,810	$330,873

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments for the nine months ended September 30, 2005 are as follows (in thousands):

	CRM/CS	CD/AF	Total

Balance at December 31, 2004	$357,914	$235,885	$593,799
Foreign currency translation	(10,611)	(1,344)	(11,955)
Goodwill recorded from the ESI transaction	—	201,511	201,511
Goodwill recorded from the Velocimed transaction	—	8,223	8,223
Other	12,905	820	13,725

Balance at September 30, 2005	$360,208	$445,095	$805,303

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	September 30, 2005		December 31, 2004

	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Amortizable intangible assets:
Purchased technology and patents	$225,672	$36,343	$124,479	$26,610
Distribution agreements	43,831	10,799	46,852	8,199
Customer lists and relationships	93,008	20,535	73,873	13,590
Licenses and other	7,418	1,675	6,921	1,300

	$369,929	$69,352	$252,125	$49,699

Indefinite-lived intangible assets:
Trademarks	$4,288	—	$4,670	—

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Subsequent to the Company’s voluntary recall, the Company has been sued in various jurisdictions by some patients who received a Silzone® device and, as of October 18, 2005, such cases are pending in the United States, Canada, United Kingdom, Ireland and France. Some of these claimants allege bodily injuries as a result of an explant or other complications, which they attribute to the Silzone® devices. Others, who have not had their device explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. The Company has vigorously defended against the claims that have been asserted and expects to continue to do so with respect to any remaining claims.

The Company has settled a number of these Silzone®-related cases and others have been dismissed. Cases filed in the United States in federal courts have been consolidated in the federal district court for the district of Minnesota (the District Court) under Judge Tunheim. Judge Tunheim ruled against the Company on the issue of preemption and found that the plaintiffs’ causes of action were not preempted by the U.S. Food and Drug Act. The Company sought to appeal this ruling, but the appellate court determined that it would not review the ruling at that point in the proceedings.

Certain plaintiffs requested Judge Tunheim to allow some cases to proceed as class actions. A number of class-action complaints were consolidated into one case by Judge Tunheim. In response to the requests of the claimants in these cases, Judge Tunheim issued several rulings concerning class action certification. The Company requested the Eighth Circuit Court of Appeals (the Eighth Circuit) to review Judge Tunheim’s class certification orders.

On October 12, 2005, the Eighth Circuit issued a decision reversing Judge Tunheim’s class certification rulings. More specifically, the Eighth Circuit ruled that the District Court erred in certifying a consumer protection class seeking damages based on Minnesota’s consumer protection statutes, and required the District Court in further proceedings to conduct a thorough conflicts-of-law analysis as to each plaintiff class member before applying Minnesota law. In addition, in its October 12, 2005 opinion, the Eighth Circuit also ruled that the District Court’s certification of a medical monitoring class was an abuse of discretion and thus reversed Judge Tunheim’s certification of a medical monitoring class involving the products with Silzone® coating.

It is expected that Judge Tunheim will set up a briefing schedule in the near future for the parties to provide the court with their analysis concerning next steps in the proceedings, including the conflicts-of-law issue as it relates to the various consumer protection statutes throughout the nation.

In addition, as of October 18, 2005, there are 14 individual Silzone® cases pending in various federal courts where plaintiffs are requesting damages ranging from $10 thousand to $120.5 million and, in some cases, seeking an unspecified amount. These cases are proceeding in accordance with the orders issued by Judge Tunheim. Not counting a case in Texas, which has been dismissed but which remains on appeal, there are also 25 individual state court suits concerning Silzone® products pending as of October 18, 2005, involving 33 patients. The complaints in these cases request damages ranging from $50 thousand to $100 thousand and, in some cases, seek an unspecified amount. These state court cases are proceeding in accordance with the orders issued by the judges in those matters.

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

There are also four class-action cases and one individual case pending against the Company in Canada. In one such case in Ontario, the court certified that a class action may proceed involving Silzone® patients. The Company’s request for leave to appeal the rulings on certification was rejected. A second case seeking class action in Ontario has been stayed pending resolution of the other Ontario action, and a case seeking class action in British Columbia is also proceeding but is in its early stages. A court in the Province of Quebec has certified a class action, and that matter is proceeding per the orders in that court. The complaints in these cases each request damages ranging from the equivalent to $1.3 million to $425 million.

In the United Kingdom, one case involving one plaintiff is pending as of October 18, 2005. The Particulars of Claim in that case was served on December 21, 2004. The plaintiff in this case requests damages equivalent to approximately $350 thousand.

In Ireland, one case involving one plaintiff is pending as of October 18, 2005. The complaint in this case was served on December 30, 2004, and seeks an unspecified amount in damages.

In France, one case involving one plaintiff is pending as of October 18, 2005. It was initiated by way of an Injunctive Summons to Appear that was served on November 3, 2004, and requests damages in excess of the equivalent to $3.6 million.

The Company is not aware of any unasserted claims related to Silzone® devices. Company management believes that the final resolution of the Silzone® cases will take several years. While management reviews the claims that have been asserted from time to time and periodically engages in discussions about the resolution of claims with claimants’ representatives, management cannot reasonably estimate at this time the time frame in which any potential settlements or judgments would be paid out. The Company accrues for contingent losses when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone® devices, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered (see Note 8). The Company has not accrued for any amounts associated with probable settlements or judgments because management cannot reasonably estimate such amounts. However, management expects that no significant claims will ultimately be allowed to proceed as class actions in the United States and, therefore, that all settlements and judgments will be covered under the Company’s remaining product liability insurance coverage (approximately $140.0 million at October 18, 2005), subject to the insurance companies’ performance under the policies (see Note 8 for further discussion on the Company’s insurance carriers). As such, management expects that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves will not have a material adverse effect on the Company’s consolidated statement of financial position or liquidity, although such costs may be material to the Company’s consolidated results of operations of a future period.

Symmetry™ Bypass System Aortic Connector Litigation: In September 2004, management committed the Company to a plan to discontinue developing, manufacturing, marketing and selling its Symmetry™ Bypass System Aortic Connector (Symmetry™ device). Subsequent to the Company’s decision to discontinue developing, manufacturing, marketing and selling the Symmetry™ device, the Company was sued in various jurisdictions by claimants who allege that the Company’s Symmetry™ device caused bodily injury or might cause bodily injury.

As of October 18, 2005, all but six of the cases which allege that the Symmetry™ device caused bodily injury or might cause bodily injury have been resolved. Three of the six unresolved cases were initiated in the third quarter of 2005.

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

Although four cases asserted against the Company involving the Symmetry™ device sought class-action status, no class actions were certified in those cases. In one of those cases, the request seeking class action was dismissed, and the plaintiff appealed the dismissal. In another, a Magistrate Judge recommended that the case not proceed as a class action. In the third case, the trial judge denied class certification in a July 26, 2005 decision which was not appealed. No motion requesting the court to certify a class action was ever pursued in the fourth case. Therefore, as of October 18, 2005, no class actions have been certified in cases involving the Symmetry™ device, and all four cases where class actions were initially sought have now been resolved, including the case where the original dismissal was appealed.

The six unresolved cases involving the Symmetry™ device are pending in state court in Minnesota and federal court in Pennsylvania. The first of the unresolved cases involving the Symmetry™ device was commenced against the Company on August 3, 2004, and the most recently initiated unresolved case was commenced against the Company on September 30, 2005. Each of the complaints in these unresolved cases request damages in excess of $50 thousand. In addition to this litigation, some persons have made claims against the Company involving the Symmetry™ device without filing a lawsuit, although, as with the lawsuits, the majority of the claims that the Company has been made aware of as of October 18, 2005 have been resolved.

Potential losses arising from settlements or judgments of unresolved cases and claims are possible, but not estimable, at this time. Moreover, management currently expects that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by any remaining reserve will not have a material adverse effect on the Company’s consolidated statement of financial position or liquidity, although such costs may be material to the Company’s consolidated results of operations of a future period.

Guidant 1996 Patent Litigation: In November 1996, Guidant Corporation (Guidant) sued the Company in federal district court for the Southern District of Indiana alleging that the Company did not have a license to certain patents controlled by Guidant covering ICD products and alleging that the Company was infringing those patents. The Company’s contention was that it had obtained a license from Guidant to the patents at issue when it acquired certain assets of Telectronics in November 1996. In July 2000, an arbitrator rejected the Company’s position, and in May 2001, a federal district court judge also ruled that the Guidant patent license with Telectronics had not transferred to the Company.

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

The case was returned to the district court in Indiana in November 2004, but since that time, further appellate activity has occurred. In this regard, the U.S. Supreme Court rejected the Company’s request that it review certain aspects of the CAFC decision. In addition, further appellate review has occurred after Guidant brought motion in the district court seeking to have a new judge assigned to handle the case in lieu of the judge that oversaw the prior trial. On a motion reconsideration, the judge reversed his initial decision in response to Guidant’s motion and agreed to have the case reassigned to a new judge, but also certified the issue to the CAFC. On July 20, 2005, the CAFC ruled that the original judge should continue with the case. The court has now scheduled the matter for trial beginning July 31, 2006.

The ‘288 patent expired in December 2003. Accordingly, the final outcome of the lawsuit involving the ‘288 patent cannot result in an injunction precluding the Company from selling ICD products in the future. Sales of the Company’s ICD products which Guidant asserts infringed the ‘288 patent were approximately 18% and 16% of the Company’s consolidated net sales during the fiscal years ended December 31, 2003 and 2002, respectively.

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

Guidant 2004 Patent Litigation: In February 2004, Guidant sued the Company in federal district court in Delaware alleging that the Company’s Epic™ HF ICD, Atlas®+ HF ICD and Frontier™ devices infringe U.S Patent No. RE 38,119E (the ‘119 patent). A competitor of the Company, Medtronic, Inc., which has a license to the ‘119 patent, is contending in a separate lawsuit with Guidant in the same court that the ‘119 patent is invalid. In July 2005, the court ruled against Medtronic’s claim of invalidity, but Medtronic is appealing that decision. By agreement with Guidant, Medtronic had presented limited arguments of invalidity in its case and did not address infringement. The Company expects to assert invalidity arguments that were not made by Medtronic and also defend against Guidant’s claims of infringement. This matter is presently set for trial in October 2006.

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

The Company has not accrued any amounts for legal settlements or judgments related to the Guidant 2004 patent litigation. Potential losses arising from any legal settlements or judgments are possible, but not estimable, at this time. The range of such losses could be material to the operations, financial position and liquidity of the Company. It is expected that this matter will be set for trial in 2007.

Other Litigation Matters: The Company is involved in various other product liability lawsuits, claims and proceedings that arise in the ordinary course of business.

The Company has been named in the report of the Independent Inquiry Committee into the United Nations (U.N.) Oil-For-Food Programme as having made payments to the Iraqi government in connection with certain product sales made by the Company to Iraq under the U.N. Oil-For-Food Programme in 2001, 2002 and 2003. The Company is investigating the allegations.

In October 2005, the Company received a subpoena for documents relating to business practices in its cardiac rhythm management business from the U.S. Attorney’s Office in Boston as part of an industry-wide investigation. The Company intends to cooperate with the investigation.

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

Changes in the Company’s product warranty liability during the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Balance at beginning of period	$12,826	$13,338	$13,235	$15,221
Warranty expense recognized	8,216	166	8,469	523
Warranty credits issued	(131)	(115)	(793)	(2,355)

Balance at end of period	$20,911	$13,389	$20,911	$13,389

Other Commitments and Contingencies: Under the terms of the Merger Agreement with ANS and the related tender offer, the Company is obligated to pay up to approximately $1.3 billion in the fourth quarter of 2005 to purchase all outstanding shares of common stock and to pay estimated fees and expenses related to the acquisition, provided that a majority of such shares of ANS common stock, on a fully-diluted basis, are tendered.

Under the terms of the Velocimed purchase agreement, the Company is obligated to pay an additional $5 million of escrow consideration in the fourth quarter of 2006 provided certain conditions are met. Additionally, the Company is obligated to pay contingent consideration of up to $180.0 million to the former shareholders of Velocimed, which includes up to $100 million if future revenue targets are met through 2008 and a milestone payment of up to $80 million tied to FDA approval of the Premere™ patent foramen ovale closure system with no milestone payment being made if approval occurs after December 31, 2010. All future payments made by the Company will be recorded as additional goodwill.

Under the terms of the ProRhythm Purchase and Option Agreement, the Company has the option to make, or ProRhythm can require the Company to make, an additional $12.5 million equity investment in ProRhythm upon completion of specific clinical and regulatory milestones (see Note 4 for further discussion on ProRhythm).

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

NOTE 8 – PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT AND SPECIAL CHARGES

Purchased In-Process Research and Development Charges

Velocimed, LLC: In April 2005, the Company acquired Velocimed (see further discussion in Note 4). The acquisition of Velocimed is expected to further enhance the Company’s portfolio of products in the interventional cardiology market. At the date of acquisition, $13.7 million of the purchase price was expensed as IPR&D related to technologies that had not yet reached technological feasibility and had no future alternative use. The Company expects to incur an additional $6.8 million to bring these technologies to commercial viability. These costs are being funded by internally generated cash flows.

Endocardial Solutions, Inc.: In January 2005, the Company acquired ESI (see further discussion in Note 4). The acquisition of ESI is expected to further enhance the Company’s portfolio of products used to treat heart rhythm disorders. At the date of acquisition, $12.4 million of the purchase price was expensed as IPR&D related to system upgrades that had not yet reached technological feasibility and had no future alternative use. These major system upgrades are part of the Ensite® system which is used for the navigation and localization of diagnostic and therapeutic catheters used in atrial fibrillation ablation and other EP catheterization procedures. In the third quarter of 2005, the Company completed its efforts to bring this technology to commercial viability and launched Ensite® system version 5.1 and the Ensite® Verismo™ segmentation tool.

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

In conjunction with the plan, the Company recorded a pre-tax charge in the third quarter of 2004 of $14.4 million.  The charge was comprised of $4.4 million of inventory write-offs, $4.1 million of fixed asset write-offs, $3.6 million of sales returns, $1.3 million of contract termination and other costs, primarily related to a leased facility and $1.0 million in workforce reduction costs. These activities have been completed and all payments required in connection with the charge were made by June 30, 2005. In addition, the Company expects to incur additional future expense for related matters totaling approximately $1.1 million in periods prior to 2007.

Symmetry™ Bypass System Aortic Connector Litigation: As a result of the Company’s decision to discontinue developing, manufacturing, marketing and selling the Symmetry™ device, the Company was sued in various jurisdictions by claimants who allege that the Company’s Symmetry™ device caused bodily injury or might cause bodily injury.

During the third quarter of 2004, the number of lawsuits involving the Symmetry™ device increased and the number of persons asserting claims outside of litigation increased as well. The Company determined that it was probable future legal fees to defend the cases would be incurred and that the amount of such fees was reasonably estimable. As a result, the Company recorded a pre-tax charge of $21.0 million in the third quarter of 2004 to accrue for legal fees in connection with claims involving the Symmetry™ device.

With the resolution of the majority of the cases and claims asserted involving the Symmetry™ device, the Company reversed $14.8 million during the third quarter of 2005 related to the pre-tax $21.0 million special charge recorded in the third quarter of 2004 to accrue for legal fees in connection with claims involving the Symmetry™ device. Additionally, resulting from the resolution of the majority of the cases and claims, the Company recorded a pre-tax charge of $3.3 million in the third quarter of 2005. These adjustments resulted in a net pre-tax benefit of $11.5 million that the Company recorded in the third quarter of 2005 related to Symmetry™ device litigation.

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

In the second quarter of 2002, the Company determined that the Silzone® reserves should be increased by $11.0 million as a result of difficulties in obtaining certain reimbursements from the Company’s insurance carriers under its product liability insurance policies ($4.6 million), an increase in management’s estimate of the costs associated with future patient follow-up, including certain costs as a result of extending the time period in which it planned to perform patient follow-up activities ($5.8 million), and an increase in other related costs ($0.6 million).

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

During the fourth quarter of 2003, the Company reclassified $15.7 million of receivables from the Company’s insurance carriers recorded in the Silzone® special charge accrual to other current assets. This amount related to probable future legal costs associated with the Silzone® litigation that is expected to be reimbursable by the Company’s insurance carriers. At September 30, 2005, the Company’s receivables from insurance carriers were $14.3 million.

A summary of the legal and monitoring costs and customer returns and related costs activity is as follows (in thousands):

	Legal and monitoring costs	Customer returns and related costs	Total

Initial expense and accrual in 2000	$14,397	$2,239	$16,636

Cash payments	(5,955)	(2,239)	(8,194)

Balance at December 31, 2000	8,442	—	8,442

Cash payments	(3,042)	—	(3,042)

Balance at December 31, 2001	5,400	—	5,400

Additional expense	10,433	567	11,000

Cash payments	(2,442)	(59)	(2,501)

Balance at December 31, 2002	13,391	508	13,899

Cash payments	(1,206)	(22)	(1,228)
Reclassification of legal accruals	15,721	—	15,721

Balance at December 31, 2003	27,906	486	28,392

Cash payments	(1,471)	(305)	(1,776)

Balance at December 31, 2004	26,435	181	26,616

Cash payments	(472)	—	(472)

Balance at March 31, 2005	25,963	181	26,144

Cash payments	(486)	—	(486)

Balance at June 30, 2005	25,477	181	25,658

Cash payments	(196)	—	(196)

Balance at September 30, 2005	$25,281	$181	$25,462

The Company’s product liability insurance for Silzone® claims consists of a number of layers, each of which is covered by one or more insurance companies. The Company’s present layer of insurance, which is a $30 million layer of which approximately $23 million has been reimbursed as of October 18, 2005, is covered by Lumberman’s Mutual Casualty Insurance, a unit of the Kemper Insurance Companies (collectively referred to as Kemper). Kemper’s credit rating by A.M. Best has been downgraded to a “D” (poor). Kemper is currently in “run off,” which means that it is not issuing new policies and is, therefore, not generating any new revenue that could be used to cover claims made under previously-issued policies. In the event Kemper is unable to pay part or all of the claims directed to it, the Company believes the other insurance carriers in its insurance program will take the position that the Company will be directly liable for any claims and costs that Kemper is unable to pay, and that insurance carriers at policy layers following Kemper’s layer will not provide coverage for Kemper’s layer. Kemper also provides part of the coverage for Silzone® claims in the Company’s final layer of insurance ($20 million of the final $50 million layer).

It is possible that Silzone® costs and expenses will reach the limit of one or both of the Kemper layers of insurance coverage, and it is possible that Kemper will be unable to meet its full obligations to the Company. If this were to happen, the Company could incur expense of up to approximately $27 million as of October 18, 2005. The Company has not accrued for any such losses as potential losses are possible, but not estimable, at this time.

NOTE 9 – DEBT

The Company’s long-term debt consisted of the following (in thousands):

	September 30, 2005	December 31, 2004

1.02% Yen-denominated notes, due 2010	$184,461	$200,889
Commercial paper borrowings	—	33,900
Other	41	76

	$184,502	$234,865

In October 2005, the Company obtained a $250 million unsecured interim liquidity facility with a lender that expires in January 2006. This credit facility bears interest at United States Dollar London InterBank Offered Rate (LIBOR) plus 0.50% per annum. The Company can draw on this credit facility to support its commercial paper program or to finance part of the acquisition of ANS.

In June 2005, the Company obtained a 1.0 billion Yen credit facility that expires in June 2006. Borrowings under the credit facility bear interest at the floating Tokyo InterBank Offered Rate (TIBOR) plus 0.50% per annum. This credit facility replaced a 1.0 billion Yen credit facility which expired in June 2005. There were no outstanding borrowings under this credit facility at September 30, 2005 and December 31, 2004.

In September 2004, the Company entered into a $400 million unsecured revolving credit agreement with a consortium of lenders that expires in September 2009. The Company can draw on this credit facility for general corporate purposes or to support its commercial paper program. Borrowings under the credit agreement bear interest at United States Dollar LIBOR plus 0.39%, or in the event over half of the facility is drawn on, United States Dollar LIBOR plus 0.515%, in each case subject to adjustment in the event of a change in the Company’s debt ratings. There were no outstanding borrowings under this credit facility at September 30, 2005 and December 31, 2004.

In September 2003, the Company obtained a $350 million unsecured revolving credit agreement with a consortium of lenders that expires in September 2008. This credit facility bears interest at United States Dollar LIBOR plus 0.60% per annum, subject to adjustment in the event of a change in the Company’s debt ratings. The Company can draw on this credit facility for general corporate purposes or to support its commercial paper program. There were no outstanding borrowings under this credit facility at September 30, 2005 and December 31, 2004.

In May 2003, the Company issued 7-year, 1.02% unsecured notes totaling 20.9 billion Yen, or $184.5 and $200.9 million at September 30, 2005 and December 31 2004, respectively. Interest payments are required on a semi-annual basis and the entire principal balance of the 1.02% unsecured notes is due in May 2010.

The Company’s commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. There were no outstanding commercial paper borrowings at September 30, 2005. The weighted average effective interest rate at December 31, 2004 was 2.3% and the weighted average original maturity of commercial paper outstanding at December 31, 2004 was 12 days. Any future commercial paper borrowings bear interest at varying market rates.

The Company classifies all of its commercial paper borrowings as long-term on its balance sheet as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed credit facilities.

The Company’s 7-year, 1.02% notes, short-term bank credit agreement and revolving credit facilities contain various operating and financial covenants. Specifically, under the Company’s 1.02% notes and revolving credit facilities, the Company must have a ratio of total debt to total capitalization not exceeding 55%, have a leverage ratio (defined as the ratio of total debt to EBIT (net earnings before interest and income taxes) or total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0, and an interest coverage ratio (defined as the ratio of EBIT to interest expense or the ratio of EBITDA to interest expense) not less than 3.0 to 1.0 or 3.5 to 1.0, as applicable.

The Company also has limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. However, these agreements do not include provisions for the termination of the agreements or acceleration of repayment due to changes in the Company’s debt ratings. The Company was in compliance with all of its debt covenants at September 30, 2005 and December 31, 2004.

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital consists of 25 million shares of $1.00 per share par value preferred stock and 500 million shares of $0.10 per share par value common stock. The Company has designated 1.1 million of the authorized preferred shares as a Series B Junior Preferred Stock for its shareholder rights plan. There were no shares of preferred stock issued or outstanding during the first nine months of 2005 or 2004.

NOTE 11 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Numerator:
Net earnings	$167,787	$91,178	$388,619	$285,175
Denominator:
Basic-weighted average shares outstanding	364,913	354,570	362,545	352,116
Effect of dilutive securities:
Employee stock options	16,026	16,230	15,255	17,832
Restricted shares	18	14	17	12

Diluted-weighted average shares outstanding	380,957	370,814	377,817	369,960

Basic net earnings per share	$0.46	$0.26	$1.07	$0.81

Diluted net earnings per share	$0.44	$0.25	$1.03	$0.77

Diluted-weighted average shares outstanding have not been adjusted for certain employee stock options where the effect of those securities would not have been dilutive. For the three and nine months ended September 30, 2005, options to purchase 24,200 and 4,139,375 shares of common stock, respectively, were excluded from the diluted net earnings per share computation because they were anti-dilutive. For the three and nine months ended September 30, 2004, options to purchase 866,752 and 787,752 shares of common stock, respectively, were excluded from the diluted net earnings per share computation because they were anti-dilutive.

NOTE 12 – COMPREHENSIVE INCOME

Total comprehensive income consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net earnings	$167,787	$91,178	$388,619	$285,175
Other comprensive income (loss):
Cumulative translation adjustment – net	2,492	6,519	(65,087)	(11,880)
Available-for-sale securities, unrealized gain (loss) – net	(8,440)	(5,809)	1,316	(5,507)

Total comprehensive income	$161,839	$91,888	$324,848	$267,788

The amounts in other comprehensive income (loss) are presented net of the related income tax impact.

NOTE 13 – OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Interest income	$4,965	$2,084	$13,241	$5,261
Interest expense	(672)	(1,358)	(5,384)	(3,765)
Equity method loss of minority investment	—	—	—	(1,311)
Other	(376)	(46)	(819)	(949)

	$3,917	$680	$7,038	$(764)

NOTE 14 – SEGMENT INFORMATION

Segment Information: The Company develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management, cardiac surgery, cardiology and vascular access and atrial fibrillation therapy areas. Effective January 1, 2005, the Company formed the Atrial Fibrillation and Cardiology Divisions and as a result, the Daig Division no longer comprises an operating segment and it has been allocated to the Company’s new divisions. The Company’s four operating segments are Cardiac Rhythm Management (CRM), Cardiac Surgery (CS), Cardiology and Vascular Access (CD) and Atrial Fibrillation (AF). Each operating segment focuses on the development and manufacture of products for its respective therapy area. The primary products produced by each operating segment are: CRM – pacemaker and ICD systems; CS – mechanical and tissue heart valves and valve repair products; CD – vascular closure devices and other cardiology and vascular access products; AF – EP catheters, advanced cardiac mapping systems and ablation systems. The Company has aggregated the individual segments into two reportable segments based primarily upon their similar operational and economic characteristics: CRM/CS and CD/AF.

The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end customers and operating expenses managed by each of the segments. Certain costs of goods sold and operating expenses managed by the Company’s selling and corporate functions are not included in segment operating profit.

The following table presents certain financial information about the Company’s reportable segments (in thousands):

	CRM/CS	CD/AF	Other	Total

Three Months ended September 30, 2005:
Net sales	$570,095	$167,685	$—	$737,780
Operating profit (a) (b)	364,233	69,122	(225,854)	207,501

Three Months ended September 30, 2004:
Net sales	$445,638	$132,681	$—	$578,319
Operating profit (a) (c)	234,083	65,624	(181,075)	118,632

Nine Months ended September 30, 2005:
Net sales	$1,616,043	$509,301	$—	$2,125,344
Operating profit (a) (b) (d)	1,013,792	193,367	(650,520)	556,639

Nine Months ended September 30, 2004:
Net sales	$1,286,398	$397,099	$—	$1,683,497
Operating profit (a) (c)	739,466	192,576	(547,682)	384,360

(a)	Other operating profit includes certain costs of goods sold and operating expenses managed by the Company’s selling and corporate functions.
(b)

As discussed in Note 8, the Company recorded a net benefit of $11.5 million in conjunction with the resolution of the majority of the cases and claims asserted involving the Symmetry™ device that is included in CRM/CS operating profit in the three and nine months ended September 30, 2005.

(c)

The Company recorded special charges of $35.4 million related to Symmetry™ device product line discontinuance and litigation that is included in CRM/CS operating profit in the three and nine months ended September 30, 2004.

(d)

The Company recorded IPR&D charges of $13.7 million and $12.4 million in conjunction with the Velocimed and ESI acquisitions, respectively, that are included in CD/AF operating profit in the nine months ended September 30, 2005.

The following table presents the Company’s total assets by reportable segments (in thousands):

	September 30, 2005	December 31, 2004

CRM/CS	$694,452	$695,330
CD/AF	676,231	339,090
Other (	2,372,694	2,196,327

	$3,743,377	$3,230,747

(a)	Other total assets include the assets managed by the Company’s selling and corporate functions, including end customer receivables, inventory, cash and cash equivalents and deferred income taxes.

The Company does not compile expenditures for long-lived assets by segment and, therefore, has not included this information as it is impracticable to do so.

Net sales by class of similar products were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2005	2004	2005	2004

Cardiac rhythm management	$507,754	$381,572	$1,411,761	$1,077,834
Cardiac surgery	62,341	64,066	204,282	208,564
Cardiology and vascular access	104,880	94,206	327,542	284,053
Atrial fibrillation	62,805	38,475	181,759	113,046

	$737,780	$578,319	$2,125,344	$1,683,497

Geographic Information: The following tables present certain geographical financial information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales (a)	2005	2004	2005	2004

United States	$445,501	$335,703	$1,236,146	$935,292
International
Europe	160,935	132,153	505,291	421,062
Japan	70,818	63,979	210,585	193,547
Other (b)	60,526	46,484	173,322	133,596

	292,279	242,616	889,198	748,205

	$737,780	$578,319	$2,125,344	$1,683,497

Long-Lived Assets (c)	September 30, 2005	December 31, 2004

United States	$1,459,933	$1,042,690
International
Europe	99,971	102,172
Japan	133,886	148,312
Other	33,431	74,356

	267,288	324,840

	$1,727,221	$1,367,530

(a)	Net sales are attributed to geographies based on location of the customer.
(b)	No single geographic market is greater than 5% of consolidated net sales.
(c)	Long-lived assets exclude deferred income taxes.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.

Financial Summary
Net sales in the third quarter of 2005 and first nine months of 2005 were $737.8 million and $2,125.3 million, respectively, an increase of approximately 28% and 26% over the third quarter and first nine months of 2004, respectively, led by growth in sales of our ICDs and vascular closure devices. The positive impact of foreign currency translation contributed approximately $4.7 million to our third quarter 2005 net sales growth and $31.3 million to our 2005 year-to-date net sales growth. Our ICD net sales grew approximately 68% to $277 million in the third quarter of 2005, and increased approximately 77% to $727 million in the first nine months of 2005. Vascular closure device net sales increased approximately 12% to $79 million in the third quarter of 2005 and increased approximately 17% to $247 million in the first nine months of 2005, strengthening our leadership position in the vascular closure market.

Net earnings and diluted net earnings per share for the third quarter of 2005 increased approximately 84% and 76%, respectively, over the third quarter of 2004. These increases were due to incremental profits resulting from higher sales as well as the reversal of a portion of the Symmetry™ Bypass Aortic Connector (Symmetry™ device) litigation special charge recorded in the third quarter of the previous year and the reversal of previously recorded tax expense due to the finalization of certain tax examinations. In the third quarter of 2005, we recorded a net pre-tax benefit of $11.5 million, or 2 cents per diluted share, in conjunction with the resolution of the majority of the cases and claims asserted involving Symmetry™ device litigation. We had previously recorded a $21.0 million pre-tax special charge, or 4 cents per diluted share, related to Symmetry™ device litigation and a $14.4 million pre-tax special charge, or 2 cents per diluted share, related to Symmetry™ device product line discontinuance during the third quarter of 2004. Additionally, in the third quarter of 2005 we recorded a $13.7 million reversal, or 4 cents per diluted share, of previously recorded tax expense due to the finalization of certain tax examinations.

Net earnings and diluted net earnings per share for the first nine months of 2005 increased approximately 36% and 34%, respectively, over the same period in 2004. These increases were due to incremental profits resulting from higher sales as well as the reversal of a portion of the Symmetry™ device litigation special charge recorded in the previous year and the reversal of previously recorded tax expense due to the finalization of certain tax examinations. These increases were more than offset by tax expense that we recorded related to the repatriation under the provisions of the American Jobs Creation Act of 2004 of $500 million of cumulative foreign earnings invested outside the United States and special charges for purchased in-process research and development (IPR&D) related to the acquisitions of Velocimed, LLC (Velocimed) and Endocardial Solutions, Inc. (ESI). In the first nine months of 2005, we recorded a net pre-tax benefit of $11.5 million, or 2 cents per diluted share, in conjunction with the resolution of the majority of the cases and claims asserted involving Symmetry™ device litigation. We had previously recorded a $21.0 million pre-tax special charge, or 4 cents per diluted share, related to Symmetry™ device litigation and a $14.4 million pre-tax special charge, or 2 cents per diluted share, related to Symmetry™ device product line discontinuance during the first nine months of 2004. Additionally, in the first nine months of 2005 we recorded a $13.7 million reversal, or 4 cents per diluted share, of previously recorded tax expense due to the finalization of certain tax examinations. The above increases to net earnings and diluted net earnings per share for the first nine months of 2005 were more than offset by $27 million, or 7 cents per diluted share, of tax expense that we recorded related to the repatriation under the provisions of the American Jobs Creation Act of 2004 of $500 million of cumulative foreign earnings invested outside the United States. Additionally, our results for the first nine months of 2005 include $26.1 million of after-tax charges, or 7 cents per diluted share, for IPR&D related to the acquisitions of Velocimed and ESI.

Our cash flows from operations remained strong during the first nine months of 2005 helping to further strengthen our balance sheet, provide cash to repay outstanding debt and fund our acquisitions of Velocimed and ESI. We ended the quarter with $712.5 million of cash and cash equivalents and $184.5 million of long-term debt. We expect to use our future cash flows to fund internal research and development opportunities and acquisitions, including the pending acquisition of Advanced Neuromodulation Systems Inc. described below under Results of Operations: Acquisitions & Minority Investments.

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

Acquisitions: We entered into an Agreement and Plan of Merger (the Merger Agreement) dated as of October 18, 2005 with Advanced Neuromodulation Systems, Inc. (ANS) to acquire all of the issued and outstanding shares of common stock of ANS. Pursuant to the Merger Agreement, we commenced a tender offer on October 18, 2005 to acquire all of the outstanding shares of common stock of ANS for $61.25 per share in cash. Following successful completion of the tender, holders of any remaining outstanding shares of ANS will be entitled to receive cash of $61.25 per share upon closing of the merger. ANS designs, develops, manufactures and markets implantable neuromodulation devices used primarily to manage chronic severe pain. ANS is publicly traded on the NASDAQ market under the ticker symbol ANSI. If we are successful in acquiring ANS at the tender offer price of $61.25 per share, we will need up to approximately $1.3 billion to purchase all shares outstanding and to pay estimated fees and expenses related to the acquisition. We expect to fund the acquisition through cash on hand and borrowings under an existing commercial paper program, which is supported by bank credit facilities. We expect to have sufficient cash on hand and sufficient borrowing capability under our bank credit facilities to pay the offer price for all shares in the acquisition. The transaction is subject to customary closing conditions and regulatory approvals, as well as the valid tender of a majority of the outstanding shares of ANS common stock, on a fully-diluted basis, in the tender offer. We expect the transaction to close by the end of the year. Following close of the transaction, ANS will become a newly created division of St. Jude Medical and will remain headquartered in Plano, Texas.

On April 6, 2005, we completed our acquisition of Velocimed for $70.9 million, which includes closing costs less $6.7 million of cash acquired, plus additional contingent payments tied to revenues in excess of minimum future targets, and a milestone payment upon U.S. Food and Drug Administration (FDA) approval of the Premere™ patent foramen ovale closure system prior to December 31, 2010. Velocimed develops and manufactures specialty interventional cardiology devices. We recorded an after-tax IPR&D charge of $13.7 million associated with the completion of this transaction in the second quarter of 2005. The results of operations of Velocimed have been included in our consolidated results of operations since the date of acquisition.

On January 13, 2005, we completed our acquisition of ESI for $279.4 million, which includes closing costs less $9.4 million of cash acquired. ESI had been publicly traded on the NASDAQ market under the ticker symbol ECSI. ESI develops, manufactures and markets the EnSite® System used for the navigation and localization of diagnostic and therapeutic catheters used by physician specialists to diagnose and treat cardiac rhythm disorders. We recorded an after-tax IPR&D charge of $12.4 million associated with the completion of this transaction in the first quarter of 2005. The results of operations of ESI have been included in our consolidated results of operations since the date of acquisition.

On June 8, 2004, we completed our acquisition of the remaining capital stock of Epicor Medical, Inc. (Epicor), a company focused on developing products which use high intensity focused ultrasound (HIFU) to ablate cardiac tissue. In May 2003, we had made an initial $15.0 million minority investment in Epicor and acquired an option to purchase the remaining ownership of Epicor prior to June 30, 2004 for $185.0 million. Pursuant to the option, we paid $185.0 million in cash to acquire the remaining outstanding capital stock of Epicor on June 8, 2004. The original investment was accounted for under the cost method of accounting until the date the remaining shares were purchased. As a result, we did not recognize any portion of Epicor’s losses during this period. At the date of the subsequent acquisition, in accordance with step-acquisition treatment, our historical financial statements were adjusted retroactively to reflect the portion of Epicor’s operating losses attributable to our ownership from the date of the original investment until the final purchase and our portion of IPR&D that would have been recognized as of the date of the original investment. These amounts, which totaled $3.6 million, net of tax, for the period described, were recognized in other income (expense). Net consideration paid for the total acquisition was $198.0 million, which includes closing costs less $2.4 million of cash acquired.

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

The following table presents certain financial information about our reportable segments (in thousands):

	CRM/CS	CD/AF	Other	Total

Three months ended September 30, 2005:
Net sales	$570,095	$167,685	$—	$737,780
Operating profit (a) (b)	364,233	69,122	(225,854)	207,501

Three Months ended September 30, 2004:
Net sales	$445,638	$132,681	$—	$578,319
Operating profit (a) (c)	234,083	65,624	(181,075)	118,632

Nine Months ended September 30, 2005:
Net sales	$1,616,043	$509,301	$—	$2,125,344
Operating profit (a) (b) (d)	1,013,792	193,367	(650,520)	556,639

Nine Months ended September 30, 2004:
Net sales	$1,286,398	$397,099	$—	$1,683,497
Operating profit (a) (c)	739,466	192,576	(547,682)	384,360

(a)	Other operating profit includes certain costs of goods sold and operating expenses managed by our selling and corporate functions.
(b)

As discussed in Note 8 to the Condensed Consolidated Financial Statements, we recorded a net benefit of $11.5 million in conjunction with the resolution of the majority of the cases and claims asserted involving the Symmetry™ device that is included in CRM/CS operating profit in the three and nine months ended September 30, 2005.

(c)

We recorded special charges of $35.4 million related to Symmetry™ device product line discontinuance and litigation that is included in CRM/CS operating profit in the three and nine months ended September 30, 2004.

(d)

We recorded IPR&D charges of $13.7 million and $12.4 million in conjunction with the Velocimed and ESI acquisitions, respectively, that are included in CD/AF operating profit in the nine months ended September 30, 2005.

The following table presents our total assets by reportable segment (in thousands):

	September 30, 2005	December 31, 2004

CRM/CS	$694,452	$695,330
CD/AF	676,231	339,090
Other (a)	2,372,694	2,196,327

	$3,743,377	$3,230,747

(a)	Other total assets include the assets managed by our selling and corporate functions, including end customer receivables, inventory, cash and cash equivalents and deferred income taxes.

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

Net Sales
Net sales by geographic markets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales (a)	2005	2004	2005	2004

United States	$445,501	$335,703	$1,236,146	$935,292
International
Europe	160,935	132,153	505,291	421,062
Japan	70,818	63,979	210,585	193,547
Other (b)	60,526	46,484	173,322	133,596

	292,279	242,616	889,198	748,205

	$737,780	$578,319	$2,125,344	$1,683,497

(a)	Net sales are attributed to geographies based on location of the customer.
(b)	No single geographic market is greater than 5% of consolidated net sales.

Net sales by class of similar products were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Cardiac rhythm management
Pacemaker systems	$230,505	$216,621	$684,549	$666,756
ICD systems	277,249	164,951	727,212	411,078

	507,754	381,572	1,411,761	1,077,834
Cardiac surgery
Heart valves	57,830	59,121	189,799	192,359
Other cardiac surgery products	4,511	4,945	14,483	16,205

	62,341	64,066	204,282	208,564
Cardiology
Vascular closure devices	79,266	70,755	246,807	210,765
Other cardiology and vascular access products	25,614	23,451	80,735	73,288

	104,880	94,206	327,542	284,053
Atrial fibrillation
Atrial fibrillation products	62,805	38,475	181,759	113,046

	$737,780	$578,319	$2,125,344	$1,683,497

Overall, net sales increased 28% in the third quarter of 2005 over the third quarter of 2004. For the first nine months of 2005, net sales increased 26% over the same period one year ago. Third quarter 2005 net sales were favorably impacted by growth in unit volume of approximately 27%. For the first nine months of 2005, net sales were favorably impacted by growth in unit volume of approximately 26%. Additionally, foreign currency translation had a favorable impact on third quarter and first nine months sales of 2005 as compared with these same periods in 2004 of approximately $5 million and $31 million, respectively, due primarily to the strengthening of the Euro and the Yen against the United States Dollar. This amount is not indicative of the net earnings impact of foreign currency translation for 2005 due to partially offsetting unfavorable foreign currency translation impacts on cost of sales and operating expenses. These increases in net sales were partially offset by an overall decline in average selling prices of approximately 1% and 2% in the third quarter and the first nine months of 2005, respectively, when compared to the same periods in 2004.

CRM net sales increased 33% in the third quarter of 2005 over the third quarter of 2004, and 31% in the first nine months of 2005 over the same period one year ago. The third quarter and first nine months of 2005 CRM net sales were favorably impacted by growth in unit volume driven by sales of traditional ICD products and the continued market penetration of products into the cardiac resynchronization therapy (CRT) segments of the U.S. pacemaker and ICD market. Foreign currency translation also had a favorable impact on CRM net sales in the third quarter and first nine months of 2005 as compared with these same periods in 2004 of approximately $3.1 million and $19.0 million, respectively. Net sales of pacemaker systems increased 6% during the third quarter of 2005 when compared to the third quarter of 2004 due to a 7% increase in unit volume and $1.9 million of favorable impact from foreign currency translation. Net sales of pacemaker systems increased 3% during the first nine months of 2005 when compared to the first nine months of 2004 due to a 5% increase in unit volume and $12.3 million of favorable impact from foreign currency translation. These increases in net sales of pacemaker systems in the third quarter of 2005 and the first nine months of 2005 were partially offset by low single-digit percentage declines in average selling prices. Net sales of ICD systems increased 68% in the third quarter of 2005 over the third quarter of 2004 due to a 66% increase in ICD unit sales and $1.3 million of favorable impact from foreign currency translation. Net sales of ICD systems increased 77% in the first nine months of 2005 over the same period one year ago due to a 70% increase in ICD unit sales and $6.8 million of favorable impact from foreign currency translation. Additionally, net sales of ICD systems in the third quarter of 2005 and the first nine months of 2005 benefited from low single-digit percentage increases in average selling prices.

Cardiac surgery net sales decreased 3% and 2% in the third quarter and first nine months of 2005, respectively, when compared with these same periods in 2004. The decrease in the third quarter of 2005 cardiac surgery net sales was due to a 4% decrease in unit volume and 1% decline in average selling prices partially offset by $0.9 million of favorable impact from foreign currency translation. The decrease in cardiac surgery net sales during the first nine months of 2005 was due to a 4% decline in average selling prices partially offset by $5.0 million of favorable impact from foreign currency translation. Unit volume for the first nine months of 2005 slightly decreased compared to the first nine months of 2004. Heart valve net sales decreased 2% and 1% for the third quarter and first nine months of 2005, respectively, when compared to these same periods in 2004. The decrease in the third quarter of 2005 heart valve net sales when compared to the third quarter of 2004 was due to a 4% decrease in unit volume partially offset by $0.9 million of favorable impact from foreign currency translation. Average selling prices decreased slightly. The decrease in the first nine months of 2005 heart valve net sales when compared to the first nine months of 2004 was due to a 4% decline in average selling prices partially offset by $4.8 million of favorable impact from foreign currency translation. Heart valve unit volume for the first nine months of 2005 slightly increased compared to the first nine months of 2004. Net sales of other cardiac surgery products decreased $0.4 million and $1.7 million during the third quarter and first nine months of 2005, respectively, when compared to these same periods in 2004.

Cardiology net sales increased 11% during the third quarter of 2005 over the third quarter of 2004, and 15% in the first nine months of 2005 over the same period one year ago. Cardiology net sales in the third quarter of 2005 when compared to the third quarter of 2004 were favorably impacted by growth in unit volume of approximately 13% and $0.4 million of favorable impact from foreign currency translation partially offset by a 2% decrease in average selling prices. Cardiology net sales in the first nine months of 2005 when compared to the first nine months of 2004 were favorably impacted by growth in unit volume of approximately 17% and $4.5 million of favorable impact from foreign currency translation partially offset by a 3% decrease in average selling prices. Net sales of vascular closure devices increased 12% during the third quarter of 2005 when compared to the third quarter of 2004 due to a 14% increase in Angio-Seal™ unit sales and approximately $0.3 million of favorable impact from foreign currency translation. These increases were partially offset by a 2% decline in average selling prices. Net sales of vascular closure devices increased 17% during the first nine months of 2005 when compared to the same period in 2004 due to an 18% increase in Angio-Seal™ unit sales and $3.2 million of favorable impact from foreign currency translation partially offset by a 3% decline in average selling prices. Net sales of other cardiology and vascular access products increased 9% in the third quarter of 2005 when compared to the same period in 2004 due to an 11% increase in unit sales offset by a 2% decline in average selling prices. Net sales of other cardiology and vascular access products increased 10% in the first nine months of 2005 when compared to the first nine months of 2004 due to a 12% increase in unit sales and $1.3 million of favorable impact from foreign currency translation partially offset by a 4% decline in average selling prices.

Atrial fibrillation net sales increased 63% in the third quarter of 2005 when compared to the third quarter of 2004, and 61% in the first nine months of 2005 over the same period one year ago. The increase in atrial fibrillation net sales during the third quarter of 2005 when compared to the third quarter of 2004 was due to sales of products related to recent acquisitions, an increase in unit volume of existing products of 64% and $0.3 million of favorable impact from foreign currency translation. The increase in atrial fibrillation net sales during the first nine months of 2005 when compared to the first nine months of 2004 was due to was due to sales of products related to recent acquisitions, an increase in unit volume of existing products of 62% and $2.8 million of favorable impact from foreign currency translation.

Gross Profit
Gross profit for the third quarter of 2005 totaled $537.0 million, or 72.8% of net sales, as compared with $400.3 million, or 69.2% of net sales, for the third quarter of 2004. Gross profit for the first nine months of 2005 totaled $1,535.7 million, or 72.3% of net sales, as compared with $1,179.8 million, or 70.1% of net sales, for the same period in 2004.

Gross profit percentage comparisons to last year were positively impacted by a $12.1 million special charge recorded in the third quarter of 2004 for the write-off of inventory and return of products held by customers related to the discontinuance of the Symmetry™ device product line. This special charge negatively impacted gross profit percentage by 2.1 percentage points for the third quarter of 2004 and 0.7 percentage points for the first nine months of 2004.

The remaining 1.5 percentage point increases in our gross profit percentage for both the third quarter of 2005 and first nine months of 2005 relates to increased sales of higher margin ICDs, lower cardiac surgery cost of sales in Japan from selling through, in 2004, the cardiac surgery inventory acquired in the Getz acquisition, increased manufacturing efficiencies and favorable impact from foreign currencies. These favorable items were partially offset by an increase in inventory reserves related to expiring inventory and an increase in warranty reserves.

Selling, General and Administrative (SG&A) Expense
SG&A expense for the third quarter of 2005 totaled $243.6 million, or 33.0% of net sales, as compared with $188.7 million, or 32.6% of net sales, for the third quarter of 2004. Approximately 1.4% of the percentage point impact in SG&A expense as a percent of net sales relates to a $10 million contribution we made to the St. Jude Medical Foundation (the Foundation) in the third quarter of 2005. Excluding the Foundation contribution, the decrease in SG&A as a percentage of net sales is due to spreading certain relatively fixed elements of our selling and administrative costs over a revenue base that grew 28% in the third quarter of 2005. For the first nine months of 2005, SG&A expense totaled $700.2 million, or 32.9% of net sales, as compared with $568.0 million, or 33.7% of net sales, for the same period in 2004. The decrease in SG&A as a percentage of net sales is due to spreading certain relatively fixed elements of our selling and administrative costs over a revenue base that grew 26% in the first nine months of 2005. These decreases were partially offset by higher costs in the first nine months of 2005 related to recent acquisitions.

Research and Development (R&D) Expense
R&D expense in the third quarter of 2005 totaled $97.5 million, or 13.2% of net sales, as compared with $69.6 million, or 12.0% of net sales, for the third quarter of 2004. The increase in R&D expense was due primarily to our increased spending on the development of new products and related clinical trials, including our CRT devices, tissue valves and other products to treat emerging indications including atrial fibrillation. For the first nine months of 2005, R&D expense totaled $264.3 million, or 12.4% of net sales, as compared with $204.1 million, or 12.1% of net sales, for the same period in 2004. The increase in R&D expense was due primarily to our increased spending on the development of new products and related clinical trials, including our CRT devices, tissue valves and other products to treat emerging indications including atrial fibrillation.

Purchased In-Process Research and Development Charges
Velocimed, LLC: In April 2005, we acquired Velocimed (see further discussion in Note 4 to the Condensed Consolidated Financial Statements). The acquisition of Velocimed is expected to further enhance our portfolio of products in the interventional cardiology market. At the date of acquisition, $13.7 million of the purchase price was expensed as IPR&D related to technologies that had not yet reached technological feasibility and had no future alternative use. We expect to incur an additional $6.8 million to bring these technologies to commercial viability. These costs are being funded by internally generated cash flows.

Endocardial Solutions, Inc.: In January 2005, we acquired ESI (see further discussion in Note 4 to the Condensed Consolidated Financial Statements). At the date of acquisition, $12.4 million of the purchase price was expensed as IPR&D related to system upgrades that had not yet reached technological feasibility and had no future alternative use. These major system upgrades are part of the Ensite® System which is used for the navigation and localization of diagnostic and therapeutic catheters used in atrial fibrillation ablation and other EP catheterization procedures. In the third quarter of 2005, the Company completed its efforts to bring this technology to commercial viability and launched Ensite® system version 5.1 and the Ensite® Verismo™ segmentation tool.

Special Charges
Symmetry™ Bypass System Aortic Connector Product Line Discontinuance: On September 23, 2004, we committed to a plan to discontinue developing, manufacturing, marketing and selling our Symmetry™ Bypass System Aortic Connector (Symmetry™ device).  The decision to discontinue developing, manufacturing, marketing and selling the Symmetry™ device was primarily based on operating losses incurred related to the product over the previous three years and the prospect of ongoing operating losses, resulting from a decrease in the number of coronary artery bypass graft surgery cases and an apparent slow down in the adoption of off-pump procedures for which the Symmetry™ device was developed.

In conjunction with the plan, we recorded a pre-tax charge in the third quarter of 2004 of $14.4 million. The charge was comprised of $4.4 million of inventory write-offs, $4.1 million of fixed asset write-offs, $3.6 million of sales returns, $1.3 million of contract termination and other costs, primarily related to a leased facility and $1.0 million in workforce reduction costs. These activities have been completed and all payments required in connection with the charge were made by June 30, 2005. In addition, we expect to incur additional future expense for related matters totaling approximately $1.1 million in periods prior to 2007.

Symmetry™ Bypass System Aortic Connector Litigation: As a result of our decision to discontinue developing, manufacturing, marketing and selling the Symmetry™ device, we were sued in various jurisdictions by claimants who allege that our Symmetry™ device caused bodily injury or might cause bodily injury.

During the third quarter of 2004, the number of lawsuits involving the Symmetry™ device increased and the number of persons asserting claims outside of litigation increased as well. We determined that it was probable future legal fees to defend the cases would be incurred and that the amount of such fees was reasonably estimable. As a result, we recorded a pre-tax charge of $21.0 million in the third quarter of 2004 to accrue these costs.

As discussed in Note 8 to the Condensed Consolidated Financial Statements, with the resolution of the majority of the cases and claims asserted involving the Symmetry™ device, we reversed $14.8 million during the third quarter of 2005 related to the pre-tax $21.0 million special charge recorded in the third quarter of 2004 to accrue for legal fees in connection with claims involving the Symmetry™ device. Additionally, resulting from the resolution of the majority of the cases and claims, we recorded a pre-tax charge of $3.3 million in the third quarter of 2005. These adjustments resulted in a net pre-tax benefit of $11.5 million that we recorded in the third quarter of 2005 related to Symmetry™ device litigation.

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

In the second quarter of 2002, we determined that the Silzone® reserves should be increased by $11.0 million as a result of difficulties in obtaining certain reimbursements from our insurance carriers under our product liability insurance policies ($4.6 million), an increase in our estimate of the costs associated with future patient follow-up, including certain costs as a result of extending the time period in which we planned to perform patient follow-up activities ($5.8 million), and an increase in other related costs ($0.6 million).

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

During the fourth quarter of 2003, we reclassified $15.7 million of receivables from our insurance carriers recorded in the Silzone® special charge accrual to other current assets. This amount related to probable future legal costs associated with the Silzone® litigation. There were no Silzone® special charges recorded during the three or nine months ended September 30, 2005 and 2004. At September 30, 2005, our receivables from insurance carriers were $14.3 million.

A summary of the legal and monitoring costs and customer returns and related costs activity is as follows (in thousands):

	Legal and monitoring costs	Customer returns and related costs	Total

Initial expense and accrual in 2000	$14,397	$2,239	$16,636

Cash payments	(5,955)	(2,239)	(8,194)

Balance at December 31, 2000	8,442	—	8,442

Cash payments	(3,042)	—	(3,042)

Balance at December 31, 2001	5,400	—	5,400

Additional expense	10,433	567	11,000
Cash payments	(2,442)	(59)	(2,501)

Balance at December 31, 2002	13,391	508	13,899

Cash payments	(1,206)	(22)	(1,228)
Reclassification of legal accruals	15,721	—	15,721

Balance at December 31, 2003	27,906	486	28,392

Cash payments	(1,471)	(305)	(1,776)

Balance at December 31, 2004	26,435	181	26,616

Cash payments	(472)	—	(472)

Balance at March 31, 2005	25,963	181	26,144

Cash payments	(486)	—	(486)

Balance at June 30, 2005	25,477	181	25,658

Cash payments	(196)	—	(196)

Balance at September 30, 2005	$25,281	$181	$25,462

In addition to the amounts available under the above Silzone® reserves, we have approximately $140.0 million remaining in product liability insurance currently available for the Silzone®-related matters. See discussion of one of our product liability insurance carriers, Kemper, under Note 8 to the Condensed Consolidated Financial Statements.

Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Interest income	$4,965	$2,084	$13,241	$5,261
Interest expense	(672)	(1,358)	(5,384)	(3,765)
Equity method loss in minority investment	—	—	—	(1,311)
Other	(376)	(46)	(819)	(949)

	$3,917	$680	$7,038	$(764)

The favorable change in other income (expense) during the third quarter of 2005 as compared with the same period in 2004 was due primarily to higher interest income as a result of our increased levels of invested cash at higher interest rates. This favorable change was also due to lower interest expense as a result of decreased borrowings under our commercial paper program. The favorable change in other income (expense) during the first nine months of 2005 as compared with the same period in 2004 was due primarily to higher interest income as a result of our increased levels of invested cash at higher interest rates. Also, during the first nine months of 2005, operating results related to a minority investment were included in our consolidated operating results rather than being recorded under the equity method of accounting. These favorable changes were partially offset by higher interest expense as a result of increased borrowings, at higher interest rates, under our commercial paper program which were used to fund the acquisitions of ESI and Velocimed in early 2005.

Income Taxes
Our effective income tax rate was 20.6% and 31.1% for the third quarter and first nine months of 2005, respectively, and 23.6% and 25.7% for the same periods in 2004, respectively. The decrease in our effective income tax rate in the third quarter of 2005 is due to the reversal of $13.7 million of previously recorded income tax expense due to the finalization of certain tax examinations. The increase in our effective income tax rate for the first nine months of 2005 is due to $27 million of tax expense (federal tax expense of $24 million and a state tax expense net of the federal tax benefit of $3 million) that we recorded related to the repatriation of $500 million of cumulative foreign earnings invested outside the United States under the provisions of the American Jobs Creation Act of 2004. Additionally, the increase in our effective income tax rate for the first nine months of 2005 was due to a larger percentage of our taxable income being generated in higher tax rate jurisdictions as well as the $26.1 million of IPR&D charges we recorded related to the Velocimed and ESI acquisitions. These IPR&D charges had no related tax benefits because they are non-deductible for income tax purposes.

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

The cardiology and vascular access therapy area is also growing and has numerous competitors. Over 75% of our sales in this area are comprised of vascular closure devices. The market for vascular closure devices is highly competitive, and there are several companies, in addition to St. Jude Medical, that manufacture and market these products worldwide. Additionally, we anticipate other large companies will enter this market in the coming years, which will likely increase competition.

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

In March 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, which expressed views of the SEC staff regarding the application of Statement 123(R).  In April 2005, the SEC issued release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement 123(R). Among other things, SAB 107 and release No. 33-8568 provided interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, provided the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and changed the required adoption date of the standard. Statement 123(R) is effective for fiscal years beginning after December 15, 2005, and we are required to adopt this standard effective January 1, 2006. Statement 123(R) permits public companies to adopt its requirements using one of two methods. We plan to adopt Statement 123(R) using the “modified-prospective method” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

As permitted by Statement 123, the Company is currently accounting for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options and stock purchases under the Company’s employee stock purchase savings plan. Accordingly, adoption of Statement 123(R) will have a significant impact on the Company’s consolidated financial statements as Statement 123(R) requires compensation cost to be recognized for share-based payments to employees. The Company currently utilizes the Black-Scholes standard option pricing model to measure the fair value of stock options. While Statement 123(R) permits entities to continue to use such a model, Statement 123(R) also permits the use of a binomial model. The Company has not yet determined which model it will use to measure the fair value of employee stock options granted after the adoption of Statement 123(R).

Statement 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as currently required under Statement 123. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date of January 1, 2006. These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

The Company is currently evaluating the impact that adoption of Statement 123(R) will have on the Company’s consolidated financial position and results of operations in future periods. Refer to Note 3 for information on the pro forma effect on net earnings and net earnings per share as if the Company had applied the fair value recognition provisions of Statement 123.

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

In December 2004, the FASB issued two FASB staff positions (FSP): FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004 and FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP FAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with FASB Statement No. 109, Accounting for Income Taxes. FSP FAS 109-2 provided enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on the enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. In the second quarter of 2005, we repatriated $500 million of cumulative foreign earnings invested outside the United States under the provisions of the Act. The additional income tax associated with this amount was $27 million.

FINANCIAL CONDITION

Liquidity and Capital Resources
Our liquidity and cash flows remained strong during the first nine months of 2005. Cash provided by operating activities was $474.4 million for the first nine months of 2005, an increase of 26% from the same period one year ago. Improvements in operating cash flow during the first nine months of 2005 when compared to the first nine months of 2004 is primarily related to increased earnings which were partially offset by an increase in our accounts receivable and inventory levels. Accounts receivable increased in the first nine months of 2005 compared to the same period in 2004 as the result of higher sales volumes and the timing of sales. Our day sales outstanding decreased to 91 days at September 30, 2005, from 94 days at December 31, 2004. Our increase in inventory was primarily the result of maintaining higher inventory levels to support our anticipated higher sales volumes. Our inventory, expressed as the number of days of cost of sales on hand, declined from 176 days at December 31, 2004, to 157 days at September 30, 2005. The increase in cash used in investing activities during the first nine months of 2005 when compared to the first nine months of 2004 is primarily related to the acquisitions of ESI and Velocimed in the first nine months of 2005. We expect to use our future cash flows to fund internal research and development opportunities and acquisitions, including the pending acquisition of ANS.

At September 30, 2005, a portion of our cash and cash equivalents were held by our non-U.S. subsidiaries. These funds are only available for use by our U.S. operations if they are repatriated into the United States. On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law by the President of the United States. The Act allows U.S. corporations a one-time deduction of 85% of certain “cash dividends” received from controlled foreign corporations. The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year.  According to the Act, the amount of eligible dividends is limited to $500 million or the amount described as permanently reinvested earnings outside the United States in the most recent audited financial statements filed with the SEC on or before June 30, 2003. Based on these requirements, in June 2005 we repatriated $500 million of the earnings of foreign subsidiaries in accordance with the Act and recorded $27 million of tax expense (federal tax expense of $24 million and a state tax expense net of the federal tax benefit of $3 million).

The $500 million repatriation of cash under the Act was deemed to be distributed entirely from foreign earnings that had previously been treated as indefinitely invested. However, this distribution from previously indefinitely reinvested earnings does not change our position going forward that future earnings of certain of our foreign subsidiaries will be indefinitely reinvested.

Share Repurchase
On August 16, 2004, the Board of Directors authorized a share repurchase program of up to $300 million of our outstanding common stock. The share repurchases can be made through transactions in the open market and/or privately negotiated transactions, including the use of options, futures, swaps and accelerated share repurchase contracts. This authorization expires on December 31, 2006. We have not repurchased any of our common stock under this program.

Debt and Credit Facilities
In October 2005, we obtained a $250 million unsecured interim liquidity facility with a lender that expires in January 2006. This credit facility bears interest at United States Dollar London InterBank Offered Rate (LIBOR) plus 0.50% per annum. We can draw on this credit facility to support our commercial paper program or to finance part of the acquisition of ANS.

In June 2005, we obtained a 1.0 billion Yen credit facility that expires in June 2006. Borrowings under the credit facility bear interest at the floating Tokyo InterBank Offered Rate (TIBOR) plus 0.50% per annum. This credit facility replaced a 1.0 billion Yen credit facility which expired in June 2005. There were no outstanding borrowings under this credit facility at September 30, 2005 and December 31, 2004.

In September 2004, we entered into a $400 million unsecured revolving credit agreement with a consortium of lenders that expires in September 2009. We can draw on this credit facility for general corporate purposes or to support our commercial paper program. Borrowings under the credit agreement bear interest at United States Dollar LIBOR plus 0.39%, or in the event over half of the facility is drawn on, United States Dollar LIBOR plus 0.515%, in each case subject to adjustment in the event of a change in our debt ratings. There were no outstanding borrowings under this credit facility at September 30, 2005 and December 31, 2004.

In September 2003, we obtained a $350 million unsecured revolving credit agreement with a consortium of lenders that expires in September 2008. This credit facility bears interest at United States Dollar LIBOR plus 0.60% per annum, subject to adjustment in the event of a change in our debt ratings. We can draw on this credit facility for general corporate purposes or to support our commercial paper program. There were no outstanding borrowings under this credit facility at September 30, 2005 and December 31, 2004.

In May 2003, we issued 7-year, 1.02% unsecured notes totaling 20.9 billion Yen, or $184.5 and $200.9 million at September 30, 2005 and December 31 2004, respectively. Interest payments are required on a semi-annual basis and the entire principal balance of the 1.02% unsecured notes is due in May 2010.

Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. There were no outstanding commercial paper borrowings at September 30, 2005. The weighted average effective interest rate at December 31, 2004 was 2.3% and the weighted average original maturity of commercial paper outstanding at December 31, 2004 was 12 days. Any future commercial paper borrowings bear interest at varying market rates.

We classify all of our commercial paper borrowings as long-term on the balance sheet as we have the ability to repay any short-term maturity with available cash from our existing long-term, committed credit facilities. We continually review our cash flow projections and may from time to time repay a portion of the borrowings.

Our 7-year, 1.02% notes, short-term bank credit agreement and revolving credit facilities contain various operating and financial covenants. Specifically, under our 1.02% notes and revolving credit facilities, we must have a ratio of total debt to total capitalization not exceeding 55%, have a leverage ratio (defined as the ratio of total debt to EBIT (net earnings before interest and income taxes) or total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0, and an interest coverage ratio (defined as the ratio of EBIT to interest expense or the ratio of EBITDA to interest expense) not less than 3.0 to 1.0 or 3.5 to 1.0, as applicable. We also have limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. However, these agreements do not include provisions for the termination of the agreements or acceleration of repayment due to changes in our debt ratings. We were in compliance with all of our debt covenants at September 30, 2005 and December 31, 2004.

We believe that our existing cash balances, available borrowings under our committed credit facilities of up to $1.0 billion and future cash generated from operations will be sufficient to meet our working capital and capital investment needs over the next twelve months and in the foreseeable future thereafter, including our pending acquisition of ANS. Should other suitable investment opportunities arise, we believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital, if necessary.

Commitments and Contingencies
Under the terms of the Merger Agreement with ANS and related tender offer, we are obligated to pay up to approximately $1.3 billion in the fourth quarter of 2005 for the outstanding common shares and vested stock options of ANS that are tendered to us, provided that a majority of such shares of ANS common stock, on a fully-diluted basis, are tendered.

Under the terms of the Velocimed purchase agreement, we are obligated to pay an additional $5 million of escrow consideration in the fourth quarter of 2006 provided certain conditions are met. Additionally, we are obligated to pay contingent consideration of up to $180.0 million to the former shareholders of Velocimed, which includes up to $100 million if future revenue targets are met through 2008 and a milestone payment of up to $80 million tied to FDA approval of the Premere™ patent foramen ovale closure system with no milestone payment being made if approval occurs after December 31, 2010. All future payments made will be recorded as additional goodwill.

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

There have been no significant changes in our contractual obligations and other commitments as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, except for (i) a reduction of approximately $293.0 million in contingent acquisition payments due less than one year as a result of payments made in the first quarter of 2005 for the ESI acquisition ($280.5 million) and the investment in ProRhythm, Inc. ($12.5 million), and (ii) an increase of up to $1.3 billion in contingent acquisition payments due less than one year related to completing the acquisition of ANS in the fourth quarter of 2005, provided that a majority of such shares of ANS common stock, on a fully-diluted basis, are tendered. We have no off-balance sheet financing arrangements other than certain operating leases as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

1.	Legislative or administrative reforms to the U.S. Medicare or Medicaid systems or similar reforms of international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for such procedures. Adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues.
2.	Acquisition of key patents by others that have the effect of excluding us from market segments or require us to pay royalties.
3.	Economic factors, including inflation, changes in interest rates and changes in foreign currency exchange rates.
4.	Product introductions by competitors which have advanced technology, better features or lower pricing.
5.	Price increases by suppliers of key components, some of which are sole-sourced.
6.	A reduction in the number of procedures using our devices caused by cost-containment pressures or preferences for alternate therapies.
7.	Safety, performance or efficacy concerns about our marketed products, many of which are expected to be implanted for many years, leading to recalls and/or advisories with the attendant expenses and declining sales.
8.	Changes in laws, regulations or administrative practices affecting government regulation of our products, such as FDA laws and regulations, that increase pre-approval testing requirements for products or impose additional burdens on the manufacture and sale of medical devices.
9.	Regulatory actions arising from the concern over Bovine Spongiform Encephalopathy, sometimes referred to as “mad cow disease”, that have the effect of limiting the Company’s ability to market products using collagen, such as Angio-SealTM, or that impose added costs on the procurement of collagen.
10.	Difficulties obtaining, or the inability to obtain, appropriate levels of product liability insurance.
11.	The ability of our Silzone® product liability insurers, especially Kemper, to meet their obligations to us.

12.	A serious earthquake affecting our facilities in Sunnyvale or Sylmar, California, or a hurricane affecting our operations in Puerto Rico.
13.	Healthcare industry consolidation leading to demands for price concessions or the exclusion of some suppliers from significant market segments.
14.	Adverse developments in the investigation of business practices in the cardiac rhythm management industry by the U.S. Attorney’s Office in Boston.
15.	Adverse developments in litigation including product liability litigation, patent litigation or other intellectual property litigation.
16.	Inability to successfully integrate the businesses that we have acquired since June 8, 2004, and that we plan to acquire, including ANS.
17.	Following the proposed acquisition of ANS, adverse developments arising out of the investigation by the Office of the Inspector General, Department of Health and Human Services into certain business practices of ANS.
18.	Failure to successfully complete clinical trials for new indications for our products and failure to successfully develop markets for such new indications.
19.	Uncertainty as to whether the acquisition of ANS will be completed.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2004 in our market risk. For further information on market risk, refer to Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

During the fiscal quarter ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Subsequent to the Company’s voluntary recall, the Company has been sued in various jurisdictions by some patients who received a Silzone® device and now has cases pending in the United States, Canada, United Kingdom, Ireland and France. Some of these claimants allege bodily injuries as a result of an explant or other complications, which they attribute to the Silzone® devices. Others, who have not had their device explanted seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. Some of the cases involving Silzone® products have been settled, some have been dismissed and others are on going. Some of these cases, both in the United States and Canada, are seeking class-action status. A summary of the number of Silzone® cases by jurisdiction as of October 18, 2005 follows:

U.S. Cases

Multi-District Litigation (MDL) and federal district court in Minnesota:

o	Eight original class-action complaints have been consolidated into one case seeking certification of separate classes. The first complaint seeking class-action status was served upon the Company on April 27, 2000 and all eight original complaints seeking class-action status were consolidated into one case on October 22, 2001. One proposed class in the consolidated complaint seeks injunctive relief in the form of medical monitoring. A second class in the consolidated complaint seeks an unspecified amount of monetary damages. A third class in the consolidated complaint seeks an unspecified amount of monetary damages under Minnesota’s Consumer Protection Statutes.

o	14 individual cases are pending as of October 18, 2005 in the MDL. The first individual complaint that was transferred to the MDL court was served upon the Company on November 28, 2000, and the most recent individual complaint that was transferred to the MDL court was served upon the Company on September 15, 2004. The complaints in these cases request damages ranging from $10 thousand to $120.5 million and, in some cases, seek an unspecified amount.

o	25 individual state court suits involving 33 patients are pending as of October 18, 2005. The cases are venued in the following states: Florida, Minnesota, Missouri, Pennsylvania, and Texas. The first individual state court complaint was served upon the Company on March 1, 2000 and the most recent individual state court complaint was served upon the Company on April 21, 2005. The complaints in these cases request damages ranging from $50 thousand to $100 thousand and, in some cases, seek an unspecified amount.

o	A lawsuit seeking a class action for all persons residing in the European Economic Union member jurisdictions who have had a heart valve replacement and/or repair procedure using a product with Silzone® coating was filed in Minnesota state court and served upon the Company on February 11, 2004. The complaint seeks damages in an unspecified amount for the class, and in excess of $50 thousand for the representative plaintiff individually. The complaint also seeks injunctive relief in the form of medical monitoring. The Company is opposing plaintiff’s pursuit of this case on jurisdictional, procedural and substantive grounds.

o	Two cases involving 70 patients were dismissed in Texas by the trial court on April 25, 2002 and February 14, 2003. Although the plaintiffs in these two cases appealed, the Texas Court of Appeals issued decisions affirming the two trial court opinions on June 30, 2005. The plaintiffs in one of these two cases are seeking further appellate review of the decision. The first of these cases was served upon the Company on October 29, 2001, and the second case was served upon the Company on November 8, 2002. The complaints in these cases request damages in an unspecified amount.

Non-U.S. Cases

Canada:

o	Four class-action cases involving five named plaintiffs and one individual case involving two named plaintiffs are pending as of October 18, 2005 (cases are venued in the provinces of British Columbia, Ontario and Quebec); in Ontario and Quebec the courts have certified class actions. The first complaint in Canada was served upon the Company on August 18, 2000, and the most recent Canadian complaint was served upon the Company on March 14, 2004. The complaints in these cases each request damages ranging from the equivalent to $1.3 million to $425 million.

UK:

o	One case involving one plaintiff is pending as of October 18, 2005 and the Particulars of Claim in this case was served on December 21, 2004. The plaintiff in this case requests damages equivalent to approximately $350 thousand.

Ireland:

o	One case involving one plaintiff is pending as of October 18, 2005. The complaint in this case was served on December 30, 2004, and seeks an unspecified amount in damages.

France:

o	One case involving one plaintiff is pending as of October 18, 2005. This case was initiated by way of an Injunctive Summons to Appear that was served on November 3, 2004. The plaintiff in this case is requesting damages in excess of the equivalent to $3.6 million.

The Silzone® litigation reserves established by the Company are not based on the amount of the claims because, based on the Company’s experience in these types of cases, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed by the plaintiffs and is often significantly less than the amount claimed.

In 2001, the U.S. Judicial Panel on Multi-District Litigation ruled that certain lawsuits filed in U.S. federal district court involving products with Silzone® coating should be part of Multi-District Litigation proceedings under the supervision of U.S. District Court Judge John Tunheim in Minnesota (the District Court). As a result, actions in federal court involving products with Silzone® coating have been and will likely continue to be transferred to Judge Tunheim for coordinated or consolidated pretrial proceedings.

Judge Tunheim ruled against the Company on the issue of preemption and found that the plaintiffs’ causes of action were not preempted by the U.S. Food and Drug Act.  The Company sought to appeal this ruling, but the Appellate Court determined that it would not review the ruling at this point in the proceedings.

Certain plaintiffs requested Judge Tunheim to allow some cases to proceed as class actions. A number of class-action complaints were consolidated into one case by Judge Tunheim. In response to the requests of the claimants in these cases, Judge Tunheim issued several rulings concerning class action certification. The Company requested the Eighth Circuit Court of Appeals (the Eighth Circuit) to review Judge Tunheim’s class certification orders.

On October 12, 2005, the Eighth Circuit issued a decision reversing Judge Tunheim’s class certification rulings. More specifically, the Eighth Circuit ruled that the District Court erred in certifying a consumer protection class seeking damages based on Minnesota’s consumer protection statutes, and required the District Court in further proceedings to conduct a thorough conflicts-of-law analysis as to each plaintiff class member before applying Minnesota law. In addition, in its October 12, 2005 opinion, the Eighth Circuit also ruled that the District Court’s certification of a medical monitoring class was an abuse of discretion and thus reversed Judge Tunheim’s certification of a medical monitoring class involving the products with Silzone® coating.

It is expected that Judge Tunheim will set up a briefing schedule in the near future for the parties to provide the court with their analysis concerning next steps in the proceedings, including the conflicts-of-law issue as it relates to the various consumer protection statutes throughout the nation.

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

The Company is not aware of any unasserted claims related to Silzone® devices. Company management believes that the final resolution of the Silzone® cases will take several years. While management reviews the claims that have been asserted from time to time and periodically engages in discussions about the resolution of claims with claimants’ representatives, management cannot reasonably estimate at this time the time frame in which any potential settlements or judgments would be paid out. The Company accrues for contingent losses when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone® devices, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered (see Note 8 to the Condensed Consolidated Financial Statements). The Company has not accrued for any amounts associated with probable settlements or judgments because management cannot reasonably estimate such amounts. However, management expects that no significant claims will ultimately be allowed to proceed as class actions in the United States and, therefore, that all settlements and judgments will be covered under the Company’s remaining product liability insurance coverage (approximately $140.0 million as of October 18, 2005), subject to the insurance companies’ performance under the policies (see Note 8 to the Condensed Consolidated Financial Statements for further discussion on the Company’s insurance carriers). As such, management expects that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves will not have a material adverse effect on the Company’s consolidated statement of financial position or liquidity, although such costs may be material to the Company’s consolidated results of operations of a future period.

Symmetry™ Bypass System Aortic Connector Litigation: In September 2004, management committed the Company to a plan to discontinue developing, manufacturing, marketing and selling its Symmetry™ Bypass System Aortic Connector (Symmetry™ device). Subsequent to the Company’s decision to discontinue developing, manufacturing, marketing and selling the Symmetry™ device, the Company was sued in various jurisdictions by claimants who allege that the Company’s Symmetry™ device caused bodily injury or might cause bodily injury.

As of October 18, 2005, all but six of the cases which allege that the Symmetry™ device caused bodily injury or might cause bodily injury have been resolved. Three of the six unresolved cases were initiated in the third quarter of 2005.

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

Although four cases asserted against the Company involving the Symmetry™ device sought class-action status, no class actions were certified in those cases. In one of those cases, the request seeking class action was dismissed, and the plaintiff appealed the dismissal. In another, a Magistrate Judge recommended that the case not proceed as a class action. In the third case, the trial judge denied class certification in a July 26, 2005 decision which was not appealed. No motion requesting the court to certify a class action was ever pursued in the fourth case. Therefore, as of October 18, 2005, no class actions have been certified in cases involving the Symmetry™ device, and all four cases where class actions were initially sought have now been resolved, including the case where the original dismissal was appealed.

The six unresolved cases involving the Symmetry™ device are pending in state court in Minnesota and federal court in Pennsylvania. The first of the unresolved cases involving the Symmetry™ device was commenced against the Company on August 3, 2004, and the most recently initiated unresolved case was commenced against the Company on September 30, 2005. Each of the complaints in these unresolved cases request damages in excess of $50 thousand. In addition to this litigation, some persons have made claims against the Company involving the Symmetry™ device without filing a lawsuit, although, as with the lawsuits, the majority of the claims that the Company has been made aware of as of October 18, 2005 have been resolved.

Potential losses arising from settlements or judgments of unresolved cases and claims are possible, but not estimable, at this time. Moreover, management currently expects that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by any remaining reserve will not have a material adverse effect on the Company’s consolidated statement of financial position or liquidity, although such costs may be material to the Company’s consolidated results of operations of a future period.

Guidant 1996 Patent Litigation: In November 1996, Guidant Corporation (Guidant) sued the Company in federal district court for the Southern District of Indiana alleging that the Company did not have a license to certain patents controlled by Guidant covering ICD products and alleging that the Company was infringing those patents. The Company’s contention was that it had obtained a license from Guidant to the patents in issue when it acquired certain assets of Telectronics in November 1996. In July 2000, an arbitrator rejected the Company’s position, and in May 2001, a federal district court judge also ruled that the Guidant patent license with Telectronics had not transferred to the Company.

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

The case was returned to the district court in Indiana in November 2004, but since that time, further appellate activity has occurred. In this regard, the U.S. Supreme Court rejected the Company’s request that it review certain aspects of the CAFC decision. In addition, further appellate review has occurred after Guidant brought motion in the district court seeking to have a new judge assigned to handle the case in lieu of the judge that oversaw the prior trial. On a motion reconsideration, the judge reversed his initial decision in response to Guidant’s motion and agreed to have the case reassigned to a new judge, but also certified the issue to the CAFC. On July 20, 2005, the CAFC ruled that the original judge should continue with the case. The court has now scheduled the matter for trial beginning July 31, 2006.

The ‘288 patent expired in December 2003. Accordingly, the final outcome of the lawsuit involving the ‘288 patent cannot result in an injunction precluding the Company from selling ICD products in the future. Sales of the Company’s ICD products which Guidant asserts infringed the ‘288 patent were approximately 18% and 16% of the Company’s consolidated net sales during the fiscal years ended December 31, 2003 and 2002, respectively.

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

Guidant 2004 Patent Litigation: In February 2004, Guidant sued the Company in federal district court in Delaware alleging that the Company’s Epic™ HF ICD, Atlas®+ HF ICD and Frontier™ devices infringe U.S Patent No. RE 38,119E (the ‘119 patent) A competitor of the Company, Medtronic, Inc., which has a license to the ‘119 patent, is contending in a separate lawsuit with Guidant in the same court that the ‘119 patent is invalid. In July 2005, the court ruled against Medtronic’s claim of invalidity, but Medtronic is appealing that decision. By agreement with Guidant, Medtronic had presented limited arguments of invalidity in its case, and did not address infringement. The Company expects to assert invalidity arguments that were not made by Medtronic, and also defend against Guidant’s claims of infringement. This matter is presently set for trial in October 2006.

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

The Company has not accrued any amounts for legal settlements or judgments related to the Guidant 2004 patent litigation. Potential losses arising from any legal settlements or judgments are possible, but not estimable, at this time. The range of such losses could be material to the operations, financial position and liquidity of the Company. It is expected that this matter will be set for trial in 2007.

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

The Company has been named in the report of the Independent Inquiry Committee into the United Nations (U.N.) Oil-For Food Programme as having made payments to the Iraqi government in connection with certain product sales made by the Company to Iraq under the U.N. Oil-For-Food Programme in 2001, 2002 and 2003. The Company is investigating the allegations.

In October 2005, the Company received a subpoena for documents relating to business practices in its cardiac rhythm management business from the U.S. Attorney’s Office in Boston as part of an industry-wide investigation. The Company intends to cooperate with the investigation.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by the Company during the third quarter of 2005:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

07/03/05 - 07/30/05	75	$45.77	—	—
07/31/05 - 09/03/05	—	—	—	—
09/04/05 - 10/01/05	4,447	47.11	—	—

Total	4,522	$45.79	—	—

(a)	The Company repurchased 4,522 common shares that were tendered to the Company by employees to pay withholding taxes due upon the exercise of stock options.

Item 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.
November 8, 2005	/s/ JOHN C. HEINMILLER

DATE	JOHN C. HEINMILLER Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

_________________ # Filed as an exhibit to this Quarterly Report on Form 10-Q.