Form 10-K
period 2005-12-31
ST JUDE MEDICAL INC
filed 2006-03-16
CIK 203077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

Commission File No. 0-8672

ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Lillehei Plaza
St. Paul, Minnesota 55117	(651) 483-2000
(Address of principal executive	(Registrant’s telephone number,
offices, including zip code)	including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock ($.10 par value)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check One):
Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $16.0 billion at July 2, 2005 (the last trading day of the registrant’s most recently completed second fiscal quarter), when the closing sale price of such stock, as reported on the New York Stock Exchange, was $44.00 per share.

The Registrant had 369,113,808 shares of its $0.10 par value Common Stock outstanding as of March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2005, are incorporated by reference into Parts I and II. Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.   BUSINESS

General

St. Jude Medical, Inc., together with its subsidiaries (collectively St. Jude, St. Jude Medical, the Company, we or us) develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management, cardiac surgery, cardiology, and atrial fibrillation therapy areas and implantable neuromodulation devices. Our five operating segments are Cardiac Rhythm Management (CRM), Neuromodulation (Neuro), Cardiac Surgery (CS), Cardiology (CD) and Atrial Fibrillation (AF). Each operating segment focuses on developing and manufacturing products for its respective therapy area. Our principal products in each operating segment are as follows: CRM – bradycardia pacemaker systems (pacemakers) and tachycardia implantable cardioverter defibrillator systems (ICDs); CS – mechanical and tissue heart valves and valve repair products; Neuro – neurostimulation devices; CD – vascular closure devices, guidewires, hemostatis introducers and other interventional cardiology products; and AF – electrophysiology (EP) catheters, advanced cardiac mapping systems and ablation systems.

We market and sell our products through both a direct sales force and independent distributors. The principal geographic markets for our products are the United States, Europe and Japan. We also sell our products in Canada, Latin America, Australia, New Zealand and the Asia-Pacific region. St. Jude Medical was incorporated in Minnesota in 1976.

Effective with the acquisition of Advanced Neuromodulation Systems, Inc. (ANS) on November 29, 2005, we formed the Neuromodulation Division to focus efforts on the related therapy areas. Neuromodulation is the delivery of very small, precise doses of electric current or drugs directly to nerve sites and is aimed at treating patients suffering from chronic pain or other disabling nervous system disorders. The estimated $1 billion neuromodulation medical device market has experienced historical growth of over 20% during the last several years. Several potential therapeutic areas such as Parkinson’s disease, essential tremor, migraine headaches, depression, obsessive compulsive disorder, obesity, angina, interstitial cystitis and tinnitus may also provide opportunities for revenue growth. We expect to facilitate the flow of new and innovative products in CRM and in Neuro by using the research and engineering expertise of both operating segments, as well as our manufacturing resources. See “Acquisitions and Minority Investments” for more information regarding the ANS acquisition.

Effective January 1, 2005, we formed the Cardiology Division to facilitate management’s focus not only on the Angio-Seal™ product line, but also on other products in the cardiology markets. We intend to build on the market leadership of the Angio-Seal™ vascular closure product line through selective investments in emerging therapies in the interventional cardiology market. Our acquisition of the businesses of Velocimed, LLC (Velocimed) in 2005 provides us with immediate access to embolic protection, patent foramen ovale closure and guidewire support system product platforms that serve growing segments of the interventional cardiology market. See “Acquisitions and Minority Investments” for more information regarding the Velocimed acquisition.

We also formed the Atrial Fibrillation Division effective January 1, 2005 to focus efforts on the related therapy areas. We expanded our product portfolio in atrial fibrillation through the acquisition of Endocardial Solutions, Inc. (ESI) in 2005, building upon our acquisitions of Epicor, Inc. (Epicor) and Irvine Biomedical, Inc. (IBI) in 2004. See “Acquisitions and Minority Investments” for more information regarding these acquisitions. We believe that atrial fibrillation is a prevalent, debilitating disease state that is not effectively treated at this time. Device technologies are emerging that may provide therapeutic improvements compared to current treatments. In addition, the electrophysiologist, the medical specialist who treats atrial fibrillation with devices, is also the primary customer of ICDs. We believe that providing advanced atrial fibrillation products to electrophysiologists will generate goodwill that may lead to increased ICD sales.

We aggregate our five operating segments into two reportable segments based primarily upon their similar operational and economic characteristics: CRM/CS/Neuro and CD/AF. Our performance by reportable segment is included in Note 11 of the Consolidated Financial Statements in the Financial Report included in our 2005 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

The table below shows net sales and percentage of total net sales contributed by each of our five operating segments for the fiscal years ended 2005, 2004 and 2003:

Net Sales (in thousands)	2005	2004	2003

Cardiac rhythm management	$1,924,846	$1,473,770	$1,240,376
Cardiac surgery	273,873	274,979	270,933
Cardiology	437,769	388,584	296,369
Atrial fibrillation	253,810	156,840	124,836
Neuromodulation	24,982	—	—

	$2,915,280	$2,294,173	$1,932,514

Percentage of Total Net Sales	2005	2004	2003

Cardiac rhythm management	66.0%	64.3%	64.2%
Cardiac surgery	9.4%	12.0%	14.0%
Cardiology	15.0%	16.9%	15.3%
Atrial fibrillation	8.7%	6.8%	6.5%
Neuromodulation	0.9%	—	—

Principal Products
Cardiac Rhythm Management:   Our pacemaker systems treat patients with hearts that beat too slowly, a condition known as bradycardia. Typically implanted pectorally, just below the collarbone, pacemakers monitor the heart’s rate and, when necessary, deliver low-level electrical impulses that stimulate an appropriate heartbeat. The pacemaker is connected to the heart by one to three leads that carry the electrical impulses to the heart and information from the heart back to the pacemaker. An external programmer enables the physician to retrieve diagnostic information from the pacemaker and reprogram the pacemaker in accordance with the patient’s changing needs. Single-chamber pacemakers sense and stimulate only one chamber of the heart (atrium or ventricle), while dual-chamber devices can sense and pace in both the upper atrium and lower ventricle chambers. Bi-ventricular pacemakers can sense and pace in three chambers: (atrium and both ventricle chambers).

Our current pacing products include the new Victory® product line as well as Team ADx® pacemakers, a group comprised of the Identity® ADx, Integrity® ADx, and Verity™ ADx families of devices.

The Victory® line was approved by the U.S. Food and Drug Administration (FDA) in December 2005. The Victory® and Victory® XL family models provide the enhancements of previous St. Jude Medical families, while adding new capabilities such as automatic P-wave and R-wave measurements with trends, lead monitoring and automatic polarity switch, follow-up electrograms, Ventricular Intrinsic Preference (VIPTM) to reduce right ventricle pacing and a ventricular rate during automatic mode switch histogram.

The Identity® DR and Identity® XL DR devices were approved by the FDA in November 2001, with the rest of the Team ADx™ devices receiving FDA approval in May 2003. The Team ADx devices received European CE Mark in August 2003. The Identity® ADx family models maintain the therapeutic advancements of previous St. Jude Medical pacemakers, including the AF Suppression™ algorithm and the Beat-by-Beat™ AutoCapture™ Pacing System. This family offers atrial tachycardia and atrial fibrillation arrhythmia diagnostics. The Integrity® ADx devices offer programmable electrograms. These features are designed to help physicians better manage pacemaker patients suffering from atrial fibrillation–the world’s most common cardiac arrhythmia.

We also offer Identity® pacemakers with enhanced electrograms; and Integrity® and Integrity® µ (Micro) pacemaker models, built on the Affinity® platform with its Beat-by-Beat™ AutoCapture™ Pacing System. Other pacing products include the Affinity® pacemakers, and the Entity® family of pacemakers, containing the Omnisense® activity-based sensor. These pacemaker families contain many advanced features and diagnostic capabilities to optimize cardiac therapy. All are small and physiologic in shape to enhance patient comfort. The Microny® II SR+ and Microny® K are the world’s smallest pacemakers. The Microny® SR+ and the Regency® pacemaker families are available worldwide.

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

We also market low-voltage device-based ventricular resynchronization systems (bi-ventricular) designed for the treatment of heart failure and suppression of atrial fibrillation. Within the United States, our pacemakers are the only bi-ventricular pacing devices indicated for use in patients with chronic atrial fibrillation who have been treated with atrioventricular nodal ablation. These device systems include the Frontier™ and Frontier II™ (FDA approved in August 2004 and CE Mark approved in September 2004) bi-ventricular stimulation devices, designed to enhance cardiac function by synchronizing the contractions of the heart’s two ventricles, and the Aescula® and QuickSite™ LV pacing leads. For placement of these leads, we provide the following delivery systems and accessories: the CPS Luminary™, Alliance™, Seal-Away™ CS, and Apeel™ Catheter Delivery Systems, and the CPS Venture™ wire.

Our current pacing leads include the Tendril® SDX (models 1688 and 1488), and Tendril® DX active-fixation lead families, and the IsoFlex® S, IsoFlex P and Passive Plus® DX passive-fixation lead families, all available worldwide. All these lead families feature steroid elution, which helps suppress the body’s inflammatory response to a foreign object. The passive fixation Membrane® EX lead family is also currently available outside the United States.

Our ICD systems treat patients with hearts that beat inappropriately fast, a condition known as tachycardia. ICDs monitor the heartbeat and deliver higher energy electrical impulses, or “shocks,” to terminate ventricular tachycardia (VT) and ventricular fibrillation (VF). In VT, the lower chambers of the heart contract at an abnormally rapid rate and typically deliver less blood to the body’s tissues and organs. VT can progress to VF, in which the heart beats so rapidly and erratically that it can no longer pump blood. Like pacemakers, ICDs are typically implanted pectorally, connected to the heart by leads, and programmed non-invasively.

Our full ICD product offering includes the Epic®+ VR/DR and Epic® VR/DR ICDs, and the Atlas®+ VR/DR. We received FDA approval and European CE Mark of the Epic®+ VR/DR ICDs in April 2003, and FDA approval and European CE Mark of the Atlas®+ VR/DR ICDs in October 2003. The Epic® ICD family devices are very small ICDs that deliver 30 joules of energy. The Atlas®+ ICD family devices offer high energy and small size without compromising charge times, longevity or feature set flexibility. The Epic®+ DR ICD and the Atlas®+ DR ICD both contain St. Jude Medical’s AF Suppression™ algorithm, which is clinically proven to reduce atrial fibrillation burden.

Our ICDs are used with the single and dual-shock electrode Riata® transvenous defibrillation leads. The Riata® integrated bipolar single and dual-shock leads were FDA approved and launched in April 2004 and received European CE mark in May 2004. The Riata® leads are an advanced family of small-diameter, steroid-eluting, active or passive fixation defibrillation leads. The Riata® ST leads, FDA approved in June 2005, are new models with a smaller lead diameter and are available in silicone lead bodies as well as a version using an advanced new polymer (Optim™).

In June 2004, we received FDA approval for our line of products designed to treat heart failure. These products included the Atlas+ HF, a high output cardiac resynchronization therapy device (CRT-D) with 36 joules delivered and 42 joules stored; the Epic® HF, with 30 joules delivered; the Aescula Model 1055K left-ventricular lead; and the QuickSite Models 1056T and 1056K, left-ventricular leads with less than a 1% dislodgment rate.

In November 2004, we received FDA approval for our Atlas®+ HF and Epic® HF ICDs with the ventricle to ventricle (V-V) timing feature. V-V timing allows the clinician to program the timing between the two ventricles to optimize ventricular function and cardiac output, which may further increase the number of responders to CRT. Full launch activities began in December 2004.

In December 2004, we launched the QuickSite Bipolar Model 1056T left-ventricular lead in Europe and launched the product in the United States in mid 2005.

Our pacemakers and ICDs interact with an external device referred to as a programmer. A programmer has two general functions. First, a programmer is used at the time of pacemaker and ICD implants to establish the initial therapeutic settings of these devices as determined by the physician. A programmer is also used for follow-up patient visits, which usually occur every three to 12 months, to download stored diagnostic information from the implanted devices and to verify appropriate therapeutic settings.

Since the introduction of programmable pacemakers in about 1977, all pacemaker manufacturers, including St. Jude Medical, have retained title to their programmers which are used by their field sales force or by physicians and nurses or technicians. Although we derive no direct revenue from the use of our programmers, new pacemakers and ICDs generally require the use of our programmer at the time of implant and follow-up.

In December 2005, we received FDA approval for the Merlin™ programmer. This completely redesigned programmer has a larger display, built-in full-size printer, touch screen and advanced new user interface. The programmer is a result of detailed customer research activities to optimize ease of use and to set new standards for efficient and effective in-clinic follow-up. we expect to receive FDA approval for the software of the Merlin™ programmer during the first half of 2006.

St. Jude’s Model 3510 universal series pacemaker and ICD programmer is an easy-to-use programmer that supports our pacemakers and ICDs. The Model 3510 universal series programmer allows the physician to utilize the diagnostic and therapeutic capabilities of our pacemakers and ICDs.

Housecall Plus, approved for use in the United States and Europe, is a remote monitoring system for St. Jude Medical ICDs (Atlas, Atlas+, Atlas+ HF, Epic, Epic+, Epic HF) that works with standard analog telephone lines. It consists of a dedicated receiver (mini desktop computer) and a small answering machine sized transmitter. Physicians can better manage their increased number of ICD patients by conducting remote follow-up sessions efficiently, obtaining complete diagnostics in real time (similar to an in-office data interrogation), and choosing how they wish to use/operate the system. Patients can use the device in their own home while interacting with a live technician to assist them in transmission.

Cardiac Surgery:   Heart valve replacement or repair may be necessary because the natural heart valve has deteriorated due to congenital defects or disease. Heart valves facilitate the one-way flow of blood in the heart and prevent significant backflow of blood into the heart and between the heart’s chambers. We offer both mechanical and tissue replacement heart valves and valve repair products. St. Jude Medical® mechanical heart valves have been implanted in over 1.5 million patients worldwide. The SJM Regent® mechanical heart valve was approved for sale in Europe in December 1999 and received FDA approval for U.S. market release in March 2002. In the United States, we market the Toronto SPV® stentless tissue valve, which received FDA approval in 1997. We received FDA approval for U.S. market release of the SJM Biocor® stented tissue heart valve in August 2005. Outside the United States, we market the SJM Epic™ stented tissue heart valve, the SJM Biocor® stented tissue valve, the Toronto SPV® stentless tissue valve and the Toronto Root™ tissue valve. The Toronto Root® tissue valve is a stentless aortic root bioprosthesis used when aortic root disease accompanies valve disease. The Toronto Root® tissue valve is currently in U.S. and Canadian clinical studies. The SJM Epic™ stented tissue heart valves are also currently in U.S. clinical studies.

We also offer a line of heart valve repair products, including the semi-rigid SJM® Séguin annuloplasty ring, the fully flexible SJM Tailor® annuloplasty ring and a rigid saddle-shaped annuloplasty ring. Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral heart valves.

Neuromodulation:   Effective with the acquisition of ANS in November 2005, we formed the Neuromodulation Division to focus efforts on the related therapy areas. Within the neuromodulation market, there are two main categories of treatment: neurostimulation, in which an implantable device delivers electrical current directly to targeted nerve sites, and implantable drug infusion systems, in which an implanted pump delivers drugs through a catheter directly to targeted nerve sites.

Neurostimulation for the treatment of chronic pain involves delivering low-level electrical impulses via an implanted device (sometimes referred to as a “pacemaker for pain”) directly to the spinal cord or peripheral nerves. This stimulation interferes with the transmission of pain signals to the brain and inhibits or blocks the sensation of pain felt by the patient. This stimulation of nerves at or near the site where pain is perceived replaces the painful sensations with a sensation called “paresthesia,” which is often described as a tingling or massaging sensation. Neurostimulation for chronic pain is generally used to manage sharp, intense and constant pain arising from nerve damage or nervous system disorders. A neurostimulation system typically consists of three components: a pulse generator/receiver produces the electric current directed to the lead(s) and is generally implanted under the patient’s skin; a programmer/transmitter is used to program the power supply and to adjust the intensity, frequency and duration of the stimulation; and leads carry the electrical impulses to the targeted nerve sites. Clinical results demonstrate that many patients who are implanted with a neurostimulation system experience a substantial reduction in pain, an increase in activity level, a reduction in use of narcotics and a reduction in hospitalization.

We offer a wide array of neurostimulation systems including radio frequency powered systems, conventional implantable pulse generators and rechargeable implantable pulse generators. We currently market three neurostimulation product platforms worldwide: Renew® radio frequency (RF) systems; Genesis® implantable pulse generator (IPG) systems, which include conventional and rechargeable battery models; and Eon™ IPG rechargeable systems.

Renew® is used for treatment of chronic pain of the trunk and limbs and features a small implanted component (an RF receiver). Renew® consists of the implanted RF receiver/pulse generator and leads and a transmitter containing a power source that is worn externally. The system is powered with the help of an antenna that is attached to the patient’s skin with a removable belt or an adhesive pad. Because Renew® has a rechargeable, external power source, we believe it is best suited for patients with complex, changing or multi-extremity pain patterns that require higher power levels for treatment when battery management, even when rechargeable systems are available, is problematic.

Genesis® is also used for treatment of chronic pain of the trunk and limbs and is a clinically proven system that offers a high battery capacity to size ratio and flexibility in addressing different pain patterns and other technological advances, which provide us with a competitive advantage in this class of product. The GenesisXP™ IPG system offers a greater battery capacity, resulting in enhanced longevity and/or additional power to treat more complex pain. Conventional IPGs like Genesis® and GenesisXP™ are well-suited for patients with relatively simple pain or modest power requirements and for patients who would have difficulty managing a rechargeable system or an RF system. The GenesisRC™ rechargeable IPG system, a rechargeable battery version in the Genesis® family, can be recharged externally, allowing for higher energy outputs for extended periods of time and resulting in greater patient convenience and treatment options for patients who need these features.

In March 2005, the FDA approved the Eon™ rechargeable IPG system for sale in the United States. Like GenesisRC™, Eon™ features a high capacity battery that gives it a long projected life. Also, like GenesisRC™, it offers more time between charges and a fast recharge rate for greater patient convenience. However, Eon™ features an IPG roughly the same size as the Genesis IPG™, which is substantially smaller than the GenesisRC™ IPG. Eon also can power up to 16 electrodes in a dual 8-electrode lead configuration, similar to the Renew® system, which permits greater coverage of the spinal cord and more programming flexibility. Eon™ is indicated as an aid in the management of chronic intractable pain of the trunk and/or limbs, including unilateral or bilateral pain associated with failed back surgery syndrome, intractable low back pain and leg pain.

We currently market Rapid Programmer®, an innovative programming platform designed to allow clinicians to quickly and efficiently test patients intraoperatively and to program postoperatively. This palm-sized programmer features a touch screen interface, which clinicians can easily navigate to create multiple programs, adjust variables and generate pain and stimulation maps. In February 2006, we launched the Rapid Programmer® 3.0, which provides an easy-to-use interface, enhanced graphics and significant programming advances. The Rapid Programmer® 3.0 is intended to deliver more efficient and effective patient care and is designed to decrease the average postoperative programming time.

We market a broad variety of leads, which are intended to give clinicians the flexibility to meet a range of patient needs. Our leads can be divided into two types: percutaneous and paddle leads. The percutaneous lead offering is headed by the 8-contact Octrode® and 4-contact Quattrode® lead designs. These leads are joined by the Axxess® percutaneous lead. With the smallest diameter of any percutaneous lead in the market, the Axxess® lead is designed to facilitate implantation and steering during lead placement. Our paddle lead offering features the Lamitrode® family of leads, which, in addition to the Lamitrode® lead, includes the Lamitrode S-Series™ and C-Series™ leads. Lamitrode S-Series™ leads have a small paddle lead profile, which is intended to ease insertion, and an integrated stylet, which is engineered to improve steering and control during implantation. Lamitrode C-Series™ leads are shaped to mimic the curve of the epidural space of the spine, and as such, are designed to facilitate lead placement and to help to reduce lead migration. Also notable among the Lamitrode® lead family is the Lamitrode® lead with the Tripole 8™ configuration. This lead features a unique three-column electrode array designed to focus stimulation more precisely.

The neurostimulation market is constantly changing with the emergence of potential indications like deep brain and cortical stimulation for the treatment of Parkinson’s disease, essential tremor, migraine headaches, depression, obsessive compulsive disorder, obesity, angina, interstitial cystitis and tinnitus. We have plans to expand our presence in the neurostimulation market by obtaining regulatory approvals for multiple targeted indications and have clinical trials planned in 2006 for those indications.

We received an IDE from the FDA permitting physicians to implant the Libra™ Deep Brain Stimulation (DBS) System to investigate the safety and efficacy of Libra™ systems to treat essential tremor and Parkinson’s disease. We also received approval from the FDA for an interstitial cystitis pilot study. We have also received approvals in Canada and the Netherlands to conduct a multi-center pilot study for chronic, treatment-resistant depression. Physicians recently began implanting Libra™ systems under the essential tremor and Parkinson’s disease studies and have also completed the first Libra™ system implants under the Canadian depression pilot study. Patients were enrolled and underwent screening trial implants in the interstitial cystitis studies in January 2006.

We also received approval from the FDA to expand a feasibility study to a pivotal study of neurostimulation for the treatment of migraine headache. We have submitted a modification to the previously conditionally approved pivotal trial protocol to the FDA and also obtained an amendment to the IDE that allowed us to broaden the indicated population. The first implants under the migraine headache study occurred in the fourth quarter of 2005.

In addition to the planned pivotal studies to treat migraine headache, essential tremor, Parkinson’s disease, and the pilot studies to treat chronic, treatment-resistant depression and interstitial cystitis, we are working on the potential application of our platform technologies to address obesity, tinnitus, angina, ischemic pain associated with peripheral vascular disease, obsessive compulsive disorder and traumatic brain injury, among other indications.

Cardiology:   We produce specialized disposable cardiovascular devices, including vascular closure devices, angiography catheters, bipolar temporary pacing catheters, percutaneous catheter introducers and diagnostic guidewires.

Our vascular closure devices are used to close femoral artery puncture sites following angioplasty, stenting and diagnostic and certain peripheral procedures. We expect to launch the Angio-Seal V-Twist Integrated Platform (Angio-Seal VIP) vascular closure system in the first quarter of 2006. The product has already received approval in the United States and Europe. A current trial is underway that compares the performance of Angio-Seal VIP to manual compression and to an existing competitor’s product in percutaneous coronary interventions. These cases are typically the most challenging to seal. Early results of the trial presented at the 2005 Transcatheter Cardiovascular Therapeutics (TCT) meeting in Washington, D.C. indicated that Angio-Seal VIP may offer better performance in these types of procedures. In addition to the performance and ease of use benefits offered from Angio-Seal STS and STS Plus, Angio-Seal VIP features a larger (and wider) collagen footprint and smoother deployment.

In 2005, we made a strategic decision to focus our resources on therapeutic interventional markets. In most cases, these markets are not fully matured, and therefore, our sales representatives may provide additional support to the physicians. As part of this decision, we decided to exit the angiographic catheter market and utilize our resources to acquire Velocimed, a company that was focused on embolic protection, patent foramen ovale (PFO) closure and guidewire support systems.

We launched the Proxis™ Embolic Protection System in Europe in 2005. The Proxis™ system provides embolic protection for saphenous vein grafts by placing the device proximal to the lesion. As opposed to distal systems, the Proxis™ provides protection during guidewire crossing, side branches as well as those procedures that cannot utilize distal protection systems due to patient anatomy. Results of the U.S. Proxis™ randomized clinical trial were presented at the 2005 TCT meeting in Washington, D.C. The data showed a lower major adverse cardiac event rate in the Proxis™ arm versus the patients that utilized distal protection systems or no protection at all. The device is currently under review by the FDA for U.S. approval.

Also launched in 2005 internationally was the Premere™ PFO Closure System. A PFO is a congenital flap, or tunnel, that exists between the left and right atrium of the heart. Currently, certain physicians believe there may be a link between a PFO and recurrent strokes as well as migraine headaches. The Premere™ system is being investigated in the United States under an Investigational Device Exemptions (IDE) trial to determine if there is a reduction in the occurrence of migraine headaches between patients that have and have not had their PFO closed with the Premere™ system. The Premere™ system differs from other currently available systems today. The following are the key differences: independent anchors allow the system to conform to the anatomy, tactile feedback, and a smaller surface area and adjustable tether.

We also launched the Venture™ Wire Control catheter in 2005. This product provides the physician with the ability to navigate tortuous coronary anatomy by having a 90 degree deflectable tip as well as providing additional guidewire support that is sometimes necessary for crossing chronic total occlusions.

Our bipolar temporary pacing catheters are inserted percutaneously for temporary use (ranging from less than one hour to a maximum of one week) with external pacemakers to provide patient stabilization prior to implantation of a permanent pacemaker, following a heart attack, or during surgical procedures. We produce and market several designs of bipolar temporary pacing catheters, including our Pacel™ biopolar pacing catheters, which are available in both torque control and flow-directed models with a broad range of curve choices and electrode spacing options.

Percutaneous catheter introducers are used to create passageways for cardiovascular catheters from outside the human body through the skin into a vein, artery or other location inside the body. Our percutaneous catheter introducer products consist primarily of peel-away and non peel-away sheaths, sheaths with and without hemostasis valves, dilators, guidewires, repositioning sleeves and needles. These products are offered in a variety of sizes and packaging configurations. Diagnostic guidewires, such as St. Jude’s GuideRight™ and HydroSteer™ guidewires, are used in conjunction with percutaneous catheter introducers to aid in the introduction of intravascular catheters. Our diagnostic guidewires are available in multiple lengths and incorporate a surface finish for lasting lubricity.

Atrial Fibrillation:   Electrophysiology (EP) is the study of the heart’s electrical activity, which helps control how quickly and effectively the heart beats. EP catheters and introducers are placed into the human heart through blood vessels in order to diagnose and treat cardiac arrhythmias (abnormal heart rhythms).

We offer a variety of EP products in multiple configurations. For diagnosing arrhythmias, our Supreme™ and Response™ fixed-curve catheters and Livewire™ steerable diagnostic catheters provide options for physicians dealing with unique anatomical situations. Swartz™ Guiding Introducers and the Telesheath™ Left Atrial Introducer System provide a stable foundation in the left atrium, guiding catheters to precise locations. We also released in mid-2005 the Agilis™ Steerable introducer, a tool that provides additional stability and facilitates the delivery of ablation catheters in challenging anatomical situations. Finally, our Livewire TC™ Ablation catheters apply therapeutic radiofrequency energy to cardiac tissue, helping to manage or cure many cardiac arrhythmias.

During the fourth quarter of 2004, we initiated a limited market release of our Epicor™ Cardiac Ablation System (Epicor™ System). This technology was acquired as part of our Epicor acquisition in June 2004. By applying high intensity focused ultrasound (HIFU) to the outside of a beating heart, the Epicor™ System creates cardiac ablation lesions without the need to put the patient on a heart-lung bypass machine. The primary components of our Epicor™ System include the Ablation Control System™ that generates and controls the ultrasound energy, the UltraCinch™ that wraps around the heart and creates a long linear lesion and the UltraWand™ that allows for additional linear lesions to be customized by the physician.

In January 2005, we completed our acquisition of ESI, a manufacturer of advanced mapping systems for arrhythmias. The EnSite® System is used by electrophysiologists to create three-dimensional models of cardiac chambers and collect and display timing and voltage information on the chamber model to facilitate accurate diagnosis and direct the delivery of ablation therapy. Along with the EnSite® System hardware, a procedure performed with the EnSite® System requires the use of either the EnSite® Array noncontact mapping catheter or EnSite® NavX patch kits.

Competition
The medical device market is intensely competitive and is characterized by extensive research and development and rapid technological change. Our competitors range from small start-up companies to larger companies which have significantly greater resources and broader product offerings, and we anticipate that in the coming years, other large companies will enter certain markets in which we currently hold a strong position. In addition, we expect that competition will continue to intensify with the increased use of strategies such as consigned inventory and reduced pricing. Our customers consider many factors when choosing suppliers, including product reliability, clinical outcomes, product availability, inventory consignment, price and product services provided by the manufacturer, and market share can shift as a result of technological innovation, product field actions and safety alerts and other business factors.

We are one of the three principal manufacturers and suppliers in the global bradycardia pacemaker market, with approximately 25% bradycardia market share in all major developed geographies. Our primary competitors in this market are Medtronic, Inc. and Guidant Corporation. We are also one of three principal manufacturers and suppliers in the highly competitive global ICD market. Our other two competitors, Medtronic, Inc. and Guidant Corporation, account for approximately 80% of the worldwide ICD sales. These two competitors are larger than us and have invested substantial amounts in ICD research and development.

We are the world’s leading manufacturer and supplier in the mechanical heart valve market, which includes two other principal manufacturers and suppliers (CarboMedics and ATS Medical, Inc.) and several smaller manufacturers. We also compete against two principal tissue heart valve manufacturers (Edwards Lifesciences Corporation and Medtronic, Inc.) and many other smaller manufacturers.

We are one of three principal manufacturers of neurostimulation devices. Our primary competitors are Medtronic, Inc. and Boston Scientific Corporation. The neuromodulation market is one of medical technology’s fastest growing segments. Competitive pressures will increase in the future as Medtronic, Inc. and Boston Scientific Corporation attempt to secure and grow their positions in the neuromodulation market.

The global cardiology therapy area is growing and has numerous competitors. Over 75% of our sales in this area are from vascular closure devices. We currently hold the number one market position in the highly competitive vascular closure device market. Other vascular closure device competitors include Abbott Laboratories and Datascope Corp. We anticipate other large companies will enter this market in the coming years, which will likely increase competition.

The atrial fibrillation therapy area is broadening to include multiple therapy methods. The marketplace currently embraces multiple methods of treating atrial fibrillation. Treatments include drugs, external electrical cardioversion and defibrillation, implantable defibrillators and open-heart surgery. As a result we have numerous competitors in the emerging atrial fibrillation market. Larger competitors may expend their presence in the atrial fibrillation market by leveraging their CRM capabilities.

Patents and Licenses
Our policy is to protect our intellectual property rights related to our medical devices. Where appropriate, we apply for U.S. and foreign patents. In those instances where we have acquired technology from third parties, we have sought to obtain rights of ownership to the technology through the acquisition of underlying patents or licenses. We have a technology license agreement that provides access to a significant number of patents covering a broad range of technology used in our pacemaker and ICD systems. The patents expire at various dates through the year 2014. The costs deferred under this technology license agreement are recorded on the balance sheet in other long-term assets and are being recognized as an expense over the term of the underlying patents’ lives. The license had a net carrying value of $109.2 million and $132.9 million at December 31, 2005 and 2004, respectively.

While we believe design, development, regulatory and marketing aspects of the medical device business represent the principal barriers to entry, we also recognize that our patents and license rights may make it more difficult for competitors to market products similar to those we produce. We can give no assurance that any of our patent rights, whether issued, subject to license, or in process, will not be circumvented or invalidated. Furthermore, there are numerous existing and pending patents on medical products and biomaterials. There can be no assurance that our existing or planned products do not or will not infringe such rights or that others will not claim such infringement. No assurance can be given that we will be able to prevent competitors from challenging our patents or entering markets we currently serve.

Research and Development
We are focused on the development of new products and on improvements to existing products. Research and development expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of certain new products and processes and to maintain the highest quality standards with respect to existing products. Our research and development expenses were $369.2 million (12.7% of net sales) in 2005, $281.9 million (12.3% of net sales) in 2004 and $241.1 million (12.5% of net sales) in 2003. We also expensed $179.2 million and $9.1 million of purchased in-process research and development in connection with acquisitions we completed in 2005 and 2004, respectively.

Acquisitions and Minority Investments
In addition to generating growth internally through our own research and development activities, we also make strategic acquisitions and investments to access new technologies and therapy areas. We expect to continue to make acquisitions and investments in future periods to strengthen our business.

On December 30, 2005, we completed the acquisition of Savacor, Inc. (Savacor) for $49.7 million, net of cash acquired, plus additional contingent payments related to product development milestones for regulatory approvals and related to revenues in excess of minimum future targets. Savacor was a development-stage company that has a small implantable sensor device in clinical trials both in the United States and internationally that measures left atrial pressure and body temperature to help physicians detect and manage symptoms associated with progressive heart failure. Increased pressure in the left atrium is a predictor of pulmonary congestion, which is the leading cause of hospitalization for congestive heart failure patients.

On November 29, 2005, we completed the acquisition of ANS for $61.25 per share in cash. ANS designs, develops, manufactures and markets implantable neuromodulation devices used primarily to manage chronic severe pain. ANS had been publicly traded on the NASDAQ market under the ticker symbol ANSI. Net consideration paid was $1,353.9 million, which includes closing costs less cash acquired. ANS has become the Neuromodulation Division of St. Jude Medical.

On April 6, 2005, we completed the acquisition of Velocimed for $70.9 million, net of cash acquired, plus additional contingent payments tied to revenues in excess of minimum future targets, and a milestone payment upon FDA approval of the Premere™ patent foramen ovale closure system (Premere™) prior to December 31, 2010. Velocimed develops and manufactures specialty interventional cardiology devices.

On January 13, 2005, we completed the acquisition of ESI for $279.4 million, net of cash acquired. ESI had been publicly traded on the NASDAQ market under the ticker symbol ECSI. ESI develops, manufactures and markets the EnSite® System used for the navigation and localization of diagnostic and therapeutic catheters used by physician specialists to diagnose and treat cardiac rhythm disorders.

On October 7, 2004, we completed the acquisition of the remaining capital stock of IBI. IBI develops and sells EP catheter products used by physician specialists to diagnose and treat cardiac rhythm disorders. We had previously made a minority investment in IBI in April 2003 through our acquisition of Getz Bros. Co., Ltd. (Getz Japan). We paid $50.6 million in 2004 to acquire the remaining IBI capital stock. In December 2005, we made a contingent purchase consideration payment of $4.8 million to original IBI shareholders as a result of FDA approval of the Cardiac Ablation Generator and Therapy™ EP catheters. This ablation system is composed of catheters connected to a generator which delivers radiofrequency or ultrasound energy through the catheter to create lesions through ablation of cardiac tissue.

On June 8, 2004, we completed the acquisition of the remaining capital stock of Epicor. Epicor is focused on developing products which use HIFU to ablate cardiac tissue. We had previously made a minority investment in Epicor in May 2003. We paid $185.0 million in 2004 to acquire the remaining Epicor capital stock.

On April 1, 2003, we completed the acquisition of Getz Japan, a distributor of medical technology products in Japan and our largest volume distributor in Japan. We paid 26.9 billion Japanese Yen in cash to acquire 100% of the outstanding common stock of Getz Japan. Net consideration paid was $219.2 million, which includes closing costs less cash acquired. We also acquired the net assets of Getz Bros. & Co. (Aust.) Pty. Limited and Medtel Pty. Limited related to the distribution of our products in Australia for $6.2 million in cash, including closing costs.

On January 12, 2005, we made an initial equity investment of $12.5 million in ProRhythm, Inc. (ProRhythm), a privately-held company that is focused on the development of a HIFU catheter-based ablation system for the treatment of atrial fibrillation. The initial investment resulted in approximately a 9% ownership interest. In connection with making the initial equity investment, we also entered into a purchase and option agreement with ProRhythm. Under the terms of the agreement, we had the option to make an additional $12.5 million equity investment. On February 1, 2006 we made an additional $12.5 million investment in ProRhythm, increasing our total ownership interest to 18%. We also have the exclusive right, but not the obligation, through the later of three months after the date ProRhythm delivers certain clinical trial data or March 31, 2007, to acquire the remaining capital stock of ProRhythm for $125.0 million in cash, with additional cash consideration payable to the non-St. Jude Medical shareholders after the consummation of the acquisition if ProRhythm achieves certain performance-related milestones.

Marketing and Distribution
Our products are sold in more than 100 countries throughout the world. No distributor organization or single customer accounted for more than 10% of 2005, 2004 or 2003 consolidated net sales.

In the United States, we sell directly to hospitals primarily through a direct sales force. In Europe, we have direct sales organizations selling in 21 countries. In Japan, we sell directly to hospitals through a direct sales force due to our acquisition of Getz Japan on April 1, 2003, and we also continue to use longstanding independent distributor relationships. Throughout the rest of the world, we use a combination of independent distributors and direct sales forces.

Group purchasing organizations (GPO) and independent delivery networks (IDN) and large single accounts such as the Veterans Administration in the United States continue to consolidate purchasing decisions for some of our hospital customers. We have contracts in place with many of these organizations. In some circumstances, our inability to obtain a contract with a GPO or IDN could adversely affect our efforts to sell products to that organization’s hospitals.

International Operations
Our net sales and long-lived assets by significant geographic areas are presented in Note 11 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2005 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

Our international business is subject to special risks such as: foreign currency exchange controls and fluctuations; the imposition of or increase in import or export duties, surtaxes, tariffs or customs duties; the imposition of import or export quotas or other trade restrictions; longer accounts receivable cycles; and other international regulatory, economic and political problems. Currency exchange rate fluctuations relative to the U.S. dollar can affect reported consolidated revenues and net earnings. We may hedge a portion of this exposure from time to time to reduce the effect of foreign currency rate fluctuations on net earnings. See the “Market Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Financial Report included in St. Jude Medical’s 2005 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

Seasonality
Our quarterly net sales are influenced by many factors, including new product introductions, acquisitions, regulatory approvals, patient holiday schedules and other factors. Net sales in the third quarter are typically lower than other quarters of the year as a result of patient tendencies to defer, if possible, cardiac procedures during the summer months and from the seasonality of the U.S. and European markets, where summer vacation schedules normally result in fewer procedures.

Suppliers
We purchase raw materials and other products from numerous suppliers. Our manufacturing requirements comply with the rules and regulations of the FDA, which mandates validation of materials prior to use in our products. We purchase certain supplies used in our manufacturing processes from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Agreements with certain suppliers are terminable by either party upon short notice and we have been advised periodically by some suppliers that in an effort to reduce their potential product liability exposure, they may terminate sales of products to customers that manufacture implantable medical devices. While some of these suppliers have modified their positions and have indicated a willingness to continue to provide a product temporarily until an alternative vendor or product can be qualified (or even to reconsider the supply relationship), where a particular single-source supply relationship is terminated, we may not be able to establish additional or replacement suppliers for certain components or materials quickly. A reduction or interruption by a sole-source supplier of the supply of materials or key components used in the manufacturing of our products or an increase in the price of those materials or components could adversely affect our business, financial condition and results of operations.

Government Regulation
Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA), by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the FDCA and associated regulations, manufacturers of medical devices must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of medical devices. Medical devices must receive FDA clearance or approval before they can be commercially marketed in the United States. The most comprehensive level of approval requires the completion of an FDA-approved clinical evaluation program and submission and approval of a PMA application before a device may be commercially marketed. Our mechanical and tissue heart valves, ICDs, pacemakers and certain leads, certain neurostimulation devices and certain EP catheter applications are subject to this level of approval or as a supplement to a PMA. Other leads and lead delivery tools, annuloplasty ring products, other neurostimulation devices and other EP and cardiology products are currently marketed under the less rigorous 510(k) pre-market notification procedure of the FDCA.

Furthermore, our international business is subject to medical device laws in individual countries outside the United States. Most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards before a product can be commercially marketed. The applicable laws range from extensive device approval requirements in some countries for all or some of our products, to requests for data or certifications in other countries. Generally, international regulatory requirements are increasing. In the European Union, the regulatory systems have been consolidated, and approval to market in all European Union countries (represented by the CE Mark) can be obtained through one agency. The process of obtaining marketing clearance from the FDA and foreign regulatory agencies for new products or with respect to enhancements or modifications to existing products can take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to the products and result in limitations on the indicated uses of the product.

The FDA conducts inspections prior to approval of a PMA application to determine compliance with the quality system regulations that cover manufacturing and design. In addition, the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized, and may prevent or limit further marketing of products based on the results of these post-marketing programs. At any time after approval of a product, the FDA may conduct periodic inspections to determine compliance with both the FDA’s Quality System Regulation (QSR) requirements and/or current medical device reporting regulations. Product approvals by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The failure to comply with regulatory standards or the discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims.

We are required to register with the FDA as a device manufacturer and as a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain International Organization for Standardization (ISO) certifications in order to sell products and we undergo periodic inspections by notified bodies to obtain and maintain these certifications.

The FDA also regulates recordkeeping for medical devices and reviews hospital and manufacturers’ required reports of adverse experiences to identify potential problems with FDA-authorized devices. Regulatory actions may be taken by the FDA due to adverse experience reports.

Diagnostic-related group (DRG) and Ambulatory Patient Classification (APC) reimbursement schedules dictate the amount that the U.S. government, through the Centers for Medicare and Medicaid Services, will reimburse hospitals for care of persons covered by Medicare. In response to rising Medicare and Medicaid costs, several legislative proposals are under consideration that would restrict future funding increases for these programs. Changes in current DRG and APC reimbursement levels could have an adverse effect on our domestic pricing flexibility.

More generally, major third-party payors for hospital services in the United States and abroad continue to work to contain healthcare costs and the introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed and in the shifting of services between inpatient and outpatient settings. Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in several countries in which we do business. Implementation of healthcare reforms in the United States and in significant overseas markets such as Germany, Japan and other countries may limit the price of, or the level at, which reimbursement is provided for our products.

The United States Medicare-Medicaid Anti-kickback law generally prohibits payments to physicians or other purchasers of medical products under these government programs in exchange for the purchase of a product. Many foreign countries have similar laws. We subscribe to the AdvaMed Code (AdvaMed is a U.S. medical device industry trade association) which limits certain marketing and other practices in our relationship with product purchasers. We also adhere to many similar codes in countries outside the United States.

Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of such information. In particular, in October 2002, the U.S. Department of Health and Human Services issued patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA privacy rule). The HIPAA privacy rule governs the use and disclosure of protected health information by “covered entities,” which are healthcare providers that submit electronic claims, health plans and healthcare clearinghouses. Other than to the extent we self-insure part of our employee health benefits plans, the HIPAA privacy rule only affects us indirectly. Our policy is to work with customers and business partners in their HIPAA compliance efforts.

Some medical device regulatory agencies have begun to consider whether to continue to permit the sale of medical devices that incorporate any bovine material because of concerns about Bovine Spongiform Encephalopathy (BSE), sometimes referred to as “mad cow disease,” a disease which has sometimes been transmitted to humans through the consumption of beef. We are not aware of any reported cases of transmission of BSE through medical products. Some of our products (Angio-Seal™ and vascular grafts) use bovine collagen. In addition, some of the tissue heart valves which we market incorporate bovine pericardial material. We are cooperating with the regulatory agencies considering these issues.

Product Liability
The design, manufacture and marketing of medical devices of the types we produce entail an inherent risk of product liability claims. Our products are often used in intensive care settings with seriously ill patients, and many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. There are a number of factors that could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products which we manufacture or sell, including component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. Product liability claims may be brought by individuals or by groups seeking to represent a class.

We are currently the subject of various product liability claims, including several lawsuits which may be allowed to proceed as class actions in the United States and Canada. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. In addition, product liability claims may be asserted against the Company in the future, relative to events that are not known to management at the present time.

Insurance
Problems with our products can result in product liability claims or a field action, safety alert or advisory notice relating to the product. Our product liability insurance coverage is designed to help protect us against a catastrophic claim. Our current product liability policies (for the period April 1, 2005 through June 15, 2006) provide $400 million of insurance coverage, with a $100 million deductible per occurrence.

Our facilities could be materially damaged by earthquakes, hurricanes and other natural disasters or catastrophic circumstances. California earthquake insurance is currently difficult to obtain, extremely costly, and restrictive with respect to scope of coverage. Our earthquake insurance for our significant CRM manufacturing facilities located in Sylmar and Sunnyvale, California, provides $30 million of insurance coverage in the aggregate, with a deductible equal to 5% of the total value of the facility and contents involved in the claim. Consequently, despite this insurance coverage, we could incur uninsured losses and liabilities arising from an earthquake near one or both of our California manufacturing facilities as a result of various factors, including the severity and location of the earthquake, the extent of any damage to our manufacturing facilities, the impact of an earthquake on our California workforce and on the infrastructure of the surrounding communities and the extent of damage to our inventory and work in process. While we believe that our exposure to significant losses from a California earthquake could be partially mitigated by our ability to manufacture some of our CRM products at our Swedish manufacturing facility, the losses could have a material adverse effect on our business for an indeterminate period of time before this manufacturing transition is complete and operates without significant problem. Furthermore, our manufacturing facility in Puerto Rico may suffer damage as a result of hurricanes which are frequent in the Caribbean and which could result in lost production and additional expenses to us to the extent any such damage is not fully covered by our hurricane and business interruption insurance.

Employees
As of December 31, 2005, we had over 10,000 employees. our employees are not represented by any labor organizations, with the exception of our employees in Sweden and certain employees in France. We have never experienced a work stoppage as a result of labor disputes. We believe that our relationship with our employees is generally good.

Executive Officers of the Registrant
The following is a list of our executive officers as of February 16, 2006. For each position, the dates in parentheses indicate the year during which each executive officer began serving in such capacity.

Name	Age	Position

Daniel J. Starks	51	Chairman (2004), President (2001) and Chief Executive Officer (2004)
John C. Heinmiller	51	Executive Vice President (2004) and Chief Financial Officer (1998)
Paul R. Buckman	50	President, Cardiology (2004)
Christopher G. Chavez	50	President, Neuromodulation (2005)
Michael J. Coyle	43	President, Cardiac Rhythm Management (2001)
George J. Fazio	46	President, Cardiac Surgery (2004)
Joseph H. McCullough	56	President, International (2001)
Michael T. Rousseau	50	President, U.S. Sales (2001)
Jane J. Song	43	President, Atrial Fibrillation (2004)
Angela D. Craig	34	Vice President, Corporate Relations (2006)
David C. Fetah	45	Vice President, Human Resources (2005)
William J. McGarry	48	Vice President, Information Technology (2005) and Chief Information Officer (2005)
Thomas R. Northenscold	48	Vice President, Administration (2003)
Kevin T. O’Malley	54	Vice President (1994), General Counsel (1994) and Secretary (1996)
Donald J. Zurbay	38	Vice President (2006) and Corporate Controller (2004)

Mr. Starks has served on St. Jude Medical’s Board of Directors since 1996 and has been Chairman, President and Chief Executive Officer of St. Jude Medical since May 12, 2004. Previously, Mr. Starks was President and Chief Operating Officer of St. Jude Medical since February 1, 2001. From April 1998 to February 2001, he was President and Chief Executive Officer of our Cardiac Rhythm Management Division, and prior to that, Mr. Starks was Chief Executive Officer and President, Daig Corporation, a wholly-owned subsidiary of St. Jude Medical. Mr. Starks serves on the Board of Directors of Urologix, Inc., a urology medical device company.

Mr. Heinmiller joined St. Jude Medical in May 1996 as a part of our acquisition of Daig Corporation, where Mr. Heinmiller had served as Vice President of Finance and Administration since 1995. In May 1998, he was named Vice President of Corporate Business Development. In September 1998, he was appointed Vice President, Finance and Chief Financial Officer and in May 2004 was promoted to Executive Vice President.

Mr. Buckman joined St. Jude Medical in 2004 as President, Cardiology Division. In 2004, Mr. Buckman served as Vice President of Marketing for Guidant Corporation, a medical device company. From 2001 to 2004, he was Founder, Chairman and Chief Executive Officer of ev3 LLC, a medical device company focused on endovascular therapies. Prior to founding ev3 LLC, Mr. Buckman served as President of the Scimed Division of Scimed Life Systems, Inc./Boston Scientific Corporation, a medical device company, from 2000 to 2001.

Mr. Chavez joined St. Jude Medical as President, Neuromodulation Division, as part of our acquisition of ANS in November 2005. From April 1998 to 2005, he served as President, Chief Executive Officer and Director of ANS. Mr. Chavez serves on the Board of Directors of Advanced Medical Optics, Inc., an optical medical device company.

Mr. Coyle joined St. Jude Medical in 1994 as Director, Business Development. He served as President and Chief Operating Officer of Daig Corporation, a wholly-owned subsidiary of St. Jude Medical, from 1997 to 2001 and was appointed President, Cardiac Rhythm Management, in February 2001. Mr. Coyle serves on the Board of Directors of VNUS Medical Systems, Inc., a company that develops and markets medical devices to treat peripheral vein disorders.

Mr. Fazio joined St. Jude Medical in 1992 and served as the General Manager of St. Jude Medical Canada, Inc., based in Mississauga, Ontario, Canada, until being named President, Health Care Services in May 1999. In July 2001, he was appointed President of St. Jude Medical Europe and in August 2004 was named President, Cardiac Surgery Division.

Mr. McCullough joined St. Jude Medical in 1994 as a Cardiac Rhythm Management Regional Sales Director. He became Director of Cardiac Rhythm Management Marketing in 1996 and was named Vice President of Cardiac Rhythm Management Marketing in January 1997. In December 1997, Mr. McCullough was appointed Cardiac Rhythm Management Business Unit Director. He became Vice President, Cardiac Rhythm Management Europe and Managing Director of the Company’s manufacturing operations in Veddesta, Sweden, in January 1999, and Senior Vice President, Cardiac Rhythm Management Europe in August 1999. He has served as President, International Division since July 2001.

Mr. Rousseau joined St. Jude Medical in 1999 as Senior Vice President, Cardiac Rhythm Management Global Marketing. In August 1999, Cardiac Rhythm Management Marketing and Sales were combined under his leadership. In January 2001, he was named President, U.S. Cardiac Rhythm Management Sales, and in July 2001 he was named President, U.S. Division.

Ms. Song joined St. Jude Medical in 1998 as Senior Vice President, Cardiac Rhythm Management Operations. In May 2002 she was appointed President, Cardiac Surgery and in August 2004 was appointed President, Atrial Fibrillation Division.

Ms. Craig joined St. Jude Medical in May 2005 as Vice President of Communications and served in that position until being named Vice President, Corporate Relations, in January 2006. Prior to joining St. Jude Medical, Ms. Craig spent 12 years with Smith & Nephew plc, a medical device company headquartered in London, England where she served as Director of Communications prior to serving as Vice President of U.S. Public Relations and Investor Relations from 2003 to 2005.

Mr. Fetah joined St. Jude Medical as Vice President, Human Resources in February 2005. From 2000 to 2005, Mr. Fetah served as Vice President, Human Resources and Administration at Western Digital Corporation, a publicly held computer storage design and manufacturing company.

Mr. McGarry joined St. Jude Medical as Vice President, Information Technology and Chief Information Officer in September 2005. From 2001 to 2005, Mr. McGarry served as Vice President, Enterprise Applications, at Medtronic, Inc., a medical device company, where he was responsible for managing global enterprise applications development and deployment.

Mr. Northenscold joined St. Jude Medical in 2001 as Vice President, Finance and Administration of Daig Corporation, a wholly-owned subsidiary of St. Jude Medical. In March 2003, he was appointed Vice President, Administration. Prior to joining St. Jude Medical, Mr. Northenscold worked at PPT Vision, Inc., an industrial technology and automation company, where he served as Division General Manager from January 1999 to September 2001.

Mr. O’Malley joined St. Jude Medical in 1994 as Vice President and General Counsel. Since December 1996, he has also served as Corporate Secretary.

Mr. Zurbay joined St. Jude Medical in 2003 as Director of Corporate Finance. In 2004, Mr. Zurbay was named Corporate Controller, and in January 2006 he was named Vice President and Corporate Controller. From 1999 to 2003, he served as Senior Audit Manager at PricewaterhouseCoopers LLP, a national public accounting firm.

Availability of SEC Reports
We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after they are filed or furnished to the U.S. Securities and Exchange Commission (SEC). Such reports are available on our website (http://www.sjm.com) under Company Information section “Investor Relations” or can be obtained by contacting our Investor Relations group at 1.800.552.7664 or at St. Jude Medical, Inc., One Lillehei Plaza, St. Paul, Minnesota 55117. Information included on our website is not deemed to be incorporated into this Form 10-K.

Item 1A.   RISK FACTORS

Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or our other SEC filings, could have a material impact on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

We face intense competition and may not be able to keep pace with the rapid technological changes in the medical devices industry.

The medical device market is intensely competitive and is characterized by extensive research and development and rapid technological change. Our customers consider many factors when choosing suppliers, including product reliability, clinical outcomes, product availability, inventory consignment, price and product services provided by the manufacturer, and market share can shift as a result of technological innovation, product field actions and safety alerts and other business factors. Our competitors range from small start-up companies to larger companies which have significantly greater resources and broader product offerings than us, and we anticipate that in the coming years, other large companies will enter certain markets in which we currently hold a strong position. For example, Boston Scientific is in the process of acquiring one of our principal competitors, Guidant Corporation. In addition, we expect that competition will continue to intensify with the increased use of strategies such as consigned inventory and reduced pricing. Our sales in the second half of 2005 have benefited from product recalls by certain of our competitors and may decrease once these competitors overcome these issues. Product introductions or enhancements by competitors which have advanced technology, better features or lower pricing may make our products or proposed products obsolete or less competitive. As a result, we will be required to devote continued efforts and financial resources to bring our products under development to market, enhance our existing products and develop new products for the medical marketplace. If we fail to develop new products, enhance existing products or compete effectively, our business, financial condition and results of operations will be adversely affected.

We are subject to stringent domestic and foreign medical device regulation which may impede the approval process for our products, hinder our development activities and manufacturing processes and, in some cases, result in the recall or seizure of previously approved products.

Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the FDCA, by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the FDCA and associated regulations, manufacturers of medical devices must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of medical devices. In addition, medical devices must receive FDA clearance or approval before they can be commercially marketed in the United States, and the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized and can prevent or limit further marketing of a product based on the results of these post-marketing programs. Furthermore, most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA and foreign regulatory agencies for new products or with respect to enhancements or modifications to existing products could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to the products and result in limitations on the indicated uses of the product. We cannot assure you that we will receive the required approval or clearance from the FDA and foreign regulatory agencies for new products or modifications to existing products on a timely basis. The failure to receive approval or clearance for significant new products on a timely basis could have a material adverse effect on our financial condition and results of operations.

At any time after approval of a product, the FDA may conduct periodic inspections to determine compliance with both the FDA’s Quality System Regulation (QSR) requirements and/or current medical device reporting regulations. Product approvals by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The failure to comply with regulatory standards or the discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our financial condition and results of operations.

We may not be able to meet regulatory quality standards applicable to our manufacturing process.

We are required to register with the FDA as a device manufacturer and as a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain International Organization for Standardization (ISO) certifications in order to sell products and we undergo periodic inspections by notified bodies to obtain and maintain these certifications. If we or our manufacturers fail to adhere to QSR or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls or other consequences, which could in turn have a material adverse effect on our financial condition and results of operations.

If we are unable to protect our intellectual property effectively, our financial condition and results of operations could be adversely affected.

Patents and other proprietary rights are essential to our business and our ability to compete effectively with other companies is dependent upon the proprietary nature of our technologies. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop, maintain and strengthen our competitive position. We seek to protect these, in part, through confidentiality agreements with certain employees, consultants and other parties. We pursue a policy of generally obtaining patent protection in both the United States and in key foreign countries for patentable subject matter in our proprietary devices and also attempt to review third-party patents and patent applications to the extent publicly available to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We currently own numerous United States and foreign patents and have numerous patent applications pending. We are also a party to various license agreements pursuant to which patent rights have been obtained or granted in consideration for cash, cross-licensing rights or royalty payments. We cannot assure you that any pending or future patent applications will result in issued patents, that any current or future patents issued to or licensed by us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide a competitive advantage to us or prevent competitors from entering markets which we currently serve. Any required license may not be available to us on acceptable terms, if at all. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technologies as us. In addition, we may have to take legal action in the future to protect our trade secrets or know-how or to defend them against claimed infringement of the rights of others. Any legal action of that type could be costly and time consuming to us and we cannot assure you that any lawsuit will be successful. The invalidation of key patents or proprietary rights which we own or an unsuccessful outcome in lawsuits to protect our intellectual property could have a material adverse effect on our financial condition and results of operations.

Pending and future patent litigation could be costly and disruptive to us and may have an adverse effect on our financial condition and results of operations.

We operate in an industry that is susceptible to significant patent litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the rights of other companies to prevent the marketing of new devices. Companies that obtain patents for products or processes that are necessary for or useful to the development of our products may bring legal actions against us claiming infringement and at any given time, we generally are involved as both a plaintiff and a defendant in a number of patent infringement and other intellectual property-related actions. Among other matters, we are currently defending three significant ongoing patent infringement actions brought against us by one of our principal competitors, Guidant Corporation. We are also defending Intellectual property litigation is expensive and complex and its outcome is difficult to predict. Any pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may cause a significant diversion of the efforts of our technical and management personnel. While we intend to defend any such lawsuits vigorously, we cannot assure you that we will be successful. In the event that our right to market any of our products is successfully challenged or if we fail to obtain a required license or are unable to design around a patent, our financial condition and results of operations could be materially adversely affected.

Pending and future product liability claims and litigation may adversely affect our financial condition and results of operations.

The design, manufacture and marketing of medical devices of the types we produce entail an inherent risk of product liability claims. Our products are often used in intensive care settings with seriously ill patients, and many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. There are a number of factors that could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products which we manufacture or sell, including component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. Product liability claims may be brought by individuals or by groups seeking to represent a class.

We are currently the subject of various product liability claims, including several lawsuits which may be allowed to proceed as class actions in the United States and Canada. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. For example, in January 2000, we initiated a voluntary field action to replace products incorporating Silzone® coating, which was used in certain of our mechanical heart valves and heart valve repair products. After our voluntary field action, we were sued in various jurisdictions and now have cases pending in the United States, Canada, the United Kingdom, Ireland and France which have been brought by some patients alleging complications and past or future costs arising either from the surgical removal or, alternatively, from the continued implantation and maintenance of products incorporating Silzone® coating over and above the medical monitoring all replacement heart valve patients receive. Some of the cases involving Silzone®-coated products have been settled, others have been dismissed and still others are ongoing. The complaints in the ongoing individual cases in the United States request damages ranging from $10,000 to $120.5 million and in some cases, seek an unspecified amount, and the complaints in the Canadian class actions request damages ranging from the equivalent of $1.3 million to $1.7 billion. We believe that the final resolution of the Silzone®-coated product cases will take several years and we cannot reasonably estimate the time frame in which any potential settlements or judgments would be paid out or the amounts of any such settlements or judgments. In addition, the cost to defend any future litigation, whether Silzone®-related or not, may be significant. While we believe that many settlements and judgments relating to the Silzone® litigation and our other litigation may be covered in whole or in part under our product liability insurance policies and existing reserves, any costs not so covered could have a material adverse effect on our financial condition and results of operations.

We may be unable to obtain appropriate levels of product liability insurance.

Problems with our products can result in product liability claims or a field action, safety alert or advisory notice relating to the product. Our product liability insurance coverage is designed to help protect us against a catastrophic claim. Our current product liability policies provide $400 million of insurance coverage, with a $100 million deductible per occurrence. We cannot assure you that such insurance will be available or adequate to satisfy future claims or that our insurers will be able to pay claims on insurance policies which they have issued to us. If we are unable to secure appropriate levels of product liability insurance coverage, our financial condition and results of operations could be materially adversely affected.

Our product liability insurers may not be able to meet their current or future payment obligations to us.

Our present layer of product liability insurance for Silzone® claims (which consists of a number of layers, each of which is covered by one or more insurance companies) is covered by a unit of the Kemper Insurance Companies (Kemper), which is currently in “run off” and not issuing new policies or generating any new revenue that could be used to cover claims made under previously-issued policies such as ours. In the event that Kemper is unable to pay part or all of the claims directed to it, we believe that the other insurance carriers in above Kemper’s layer will take the position that we will be directly liable for any claims and costs that Kemper is unable to pay and that insurance carriers at policy layers following Kemper’s will not provide coverage for Kemper’s layer. If Kemper or any other insurance companies are unable to meet their respective obligations to us, we could incur substantial losses which could have an adverse effect on our financial condition and results of operations.

Our operations are subject to environmental, health and safety laws and regulations that could require us to incur material costs.

Our operations are subject to environmental, health and safety laws and regulations concerning, among other things, the generation, handling, transportation and disposal of hazardous substances or wastes, particularly ethylene oxide, the cleanup of hazardous substance releases, and emissions or discharges into the air or water. We have incurred and expect to incur expenditures in the future in connection with compliance with environmental, health and safety laws and regulations. New laws and regulations, violations of these laws or regulations, stricter enforcement of existing requirements, or the discovery of previously unknown contamination, could require us to incur costs or become the basis for new or increased liabilities that could be material.

The loss of any of our sole-source suppliers or an increase in the price of inventory supplied to us could have an adverse effect on our business, financial condition and results of operations.

We purchase certain supplies used in our manufacturing processes from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Agreements with certain suppliers are terminable by either party upon short notice and we have been advised periodically by some suppliers that in an effort to reduce their potential product liability exposure, they may terminate sales of products to customers that manufacture implantable medical devices. While some of these suppliers have modified their positions and have indicated a willingness to continue to provide a product temporarily until an alternative vendor or product can be qualified (or even to reconsider the supply relationship), where a particular single-source supply relationship is terminated, we may not be able to establish additional or replacement suppliers for certain components or materials quickly. This is largely due to the FDA approval system, which mandates validation of materials prior to use in our products, and the complex nature of manufacturing processes employed by many suppliers. In addition, we may lose a sole-source supplier due to, among other things, the acquisition of such a supplier by a competitor (which may cause the supplier to stop selling its products to us) or the bankruptcy of such a supplier, which may cause the supplier to cease operations. A reduction or interruption by a sole-source supplier of the supply of materials or key components used in the manufacturing of our products or an increase in the price of those materials or components could adversely affect our business, financial condition and results of operations.

Cost containment pressures and domestic and foreign legislative or administrative reforms resulting in restrictivere imbursement practices of third-party payors or preferences for alternate therapies could decrease the demand for products purchased by our customers, the prices which they are willing to pay for those products and the number of procedures using our devices.

Our products are purchased principally by hospitals or physicians which typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for their products and services from government and third-party payors is critical to the success of medical technology companies. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new technology. After we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors.

Major third-party payors for hospital services in the United States and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed and in the shifting of services between inpatient and outpatient settings. Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in several countries in which we do business. Implementation of healthcare reforms in the United States and in significant overseas markets such as Germany, Japan and other countries may limit the price of, or the level at, which reimbursement is provided for our products and adversely affect both our pricing flexibility and the demand for our products. Hospitals or physicians may respond to such cost-containment pressures by substituting lower cost products or other therapies for our products.

Further legislative or administrative reforms to the U.S. or international reimbursement systems that significantly reduce reimbursement for procedures using our medical devices or deny coverage for such procedures, or adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues, would have an adverse impact on the products, including clinical products, purchased by our customers and the prices our customers are willing to pay for them. This in turn would have an adverse effect on our financial condition and results of operations.

Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our significant market segments.

The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the medical device industry as well as among our customers, including hospitals. This in turn has resulted in greater pricing pressures and the exclusion of certain suppliers from important market segments, as group purchasing organizations, independent delivery networks and large single accounts, such as the Veterans Administration in the United States, continue to consolidate purchasing decisions for some of our hospital customers. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances which may exert further downward pressure on the prices of our products and adversely impact our business, financial condition and results of operations.

Failure to integrate acquired businesses into our operations successfully could adversely affect our business.

As part of our strategy to develop and identify new products and technologies, we have made several acquisitions in recent years, including our acquisition of ANS in November 2005, and we may make additional acquisitions in the future. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of management’s time that cannot then be dedicated to other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, we cannot assure you that some of the businesses we acquire will become profitable or remain so. If our acquisitions are not successful, we may record unexpected impairment charges. Factors that will affect the success of our acquisitions include:

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;
•	adverse developments arising out of investigations by governmental entities of the business practices of acquired companies, such as the current investigation into certain sales and marketing, reimbursement, Medicare and Medicaid billing and certain other business practices of ANS by the Office of the Inspector General of the Department of Health and Human Services;
•	any decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases;
•	our ability to retain key employees; and
•	the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company’s products, achieving cost savings and effectively combining technologies to develop new products.

Instability in international markets or foreign currency fluctuations could adversely affect our results of operations.

Our products are currently marketed in more than 100 countries around the world, with our largest geographic markets outside of the United States being Europe and Japan. As a result, we face currency and other risks associated with our international sales. We are exposed to foreign currency exchange rate fluctuations due to transactions denominated primarily in euros, Japanese yen, Canadian dollars, Brazilian reals, British pounds and Swedish kronor, which may potentially reduce the U.S. dollars we receive for sales denominated in any of these foreign currencies and/or increase the U.S. dollars we report as expenses in these currencies, thereby affecting our reported consolidated revenues and net earnings. We do not currently hedge our foreign currency exposure. Consequently, fluctuations between the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of currency exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the volatility of currency exchange rates.

In addition to foreign currency exchange rate fluctuations, there are a number of additional risks associated with our international operations, including those related to:

•	the imposition of or increase in import or export duties, surtaxes, tariffs or customs duties;
•	the imposition of import or export quotas or other trade restrictions;
•	foreign tax laws and potential increased costs associated with overlapping tax structures;
•	longer accounts receivable cycles in certain foreign countries, whether due to cultural, exchange rate or other factors;
•	changes in regulatory requirements in international markets in which we operate;
•	inquiries into possible improprieties in our international operations, such as our inclusion in the report of the Independent Inquiry Committee into the United Nations Oil-For-Food Programme as allegedly having made payments to the Iraqi government in connection with certain product sales which we made to Iraq under this program from 2000 to 2003; and
•	economic and political instability in foreign countries.

The medical device industry is the subject of a governmental investigation into marketing and other business practices which could divert the attention of our management, be costly to us and have an adverse effect on our financial condition and results of operations.

In January 2005, ANS received a subpoena from the Office of the Inspector General, Department of Health and Human Services, requesting documents related to certain of its sales and marketing, reimbursement, Medicare and Medicaid billing, and other business practices.

In October 2005, the U.S. Department of Justice, acting through the U.S. Attorney’s office in Boston, commenced an industry-wide investigation under the HIPAA privacy rule into whether makers of implantable cardiac rhythm devices had offered improper payments or other inducements to doctors or other persons as a means of promoting the use of these makers’ products. As part of this investigation, we received a civil subpoena from the U.S. Attorney’s office in Boston requesting documents on our practices related to pacemakers, ICDs, lead systems and related products marketed by our CRM business during the period from January 2000 to date. We understand that our principal competitors in the CRM therapy areas received similar civil subpoenas.

In February 2006, we received a subpoena from the SEC requesting that we produce documents concerning transactions under the U.N. Oil-for-Food Programme. We are cooperating with the SEC’s request.

While we intend to cooperate fully with these investigations and are responding to these requests, we cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on the Company. If these investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business, impose significant administrative burdens on us and result in additional compliance or other costs. These potential consequences, as well as any adverse outcome from these investigations, could have an adverse effect on our financial condition and results of operations.

Regulatory actions arising from the concern over Bovine Spongiform Encephalopathy may limit our ability to market products containing bovine material.

Our Angio-Seal™ vascular closure device, as well as our vascular graft products, contain bovine collagen. In addition, some of the tissue heart valves which we market incorporate bovine pericardial material. Certain medical device regulatory agencies have begun to consider whether to continue to permit the sale of medical devices that incorporate any bovine material because of concerns over BSE, sometimes referred to as “mad cow disease,” a disease which has sometimes been transmitted to humans through the consumption of beef. While we are not aware of any reported cases of transmission of BSE through medical products and while we are cooperating with regulatory agencies considering these issues, the suspension or revocation of authority to manufacture, market or distribute products containing bovine material, or the imposition of a regulatory requirement that we procure material for these products from alternate sources, could result in lost market opportunities, harm the continued commercialization and distribution of such products and impose additional costs on us. Any of these consequences could in turn have a material adverse effect on our financial condition and results of operations.

We are not insured against all potential losses and could be seriously harmed by natural disasters or other catastrophes.

Our facilities could be materially damaged by earthquakes, hurricanes and other natural disasters or catastrophic circumstances. For example, we have significant CRM manufacturing facilities located in Sylmar and Sunnyvale, California. California earthquake insurance is currently difficult to obtain, extremely costly and restrictive with respect to scope of coverage. Our earthquake insurance for these California facilities provides $30 million of insurance coverage in the aggregate, with a deductible equal to 5% of the total value of the facility and contents involved in the claim. Consequently, despite this insurance coverage, we could incur uninsured losses and liabilities arising from an earthquake near one or both of our California manufacturing facilities as a result of various factors, including the severity and location of the earthquake, the extent of any damage to our manufacturing facilities, the impact of an earthquake on our California workforce and on the infrastructure of the surrounding communities and the extent of damage to our inventory and work in process. While we believe that our exposure to significant losses from a California earthquake could be partially mitigated by our ability to manufacture some of our CRM products at our Swedish manufacturing facility, the losses could have a material adverse effect on our business for an indeterminate period of time before this manufacturing transition is complete and operates without significant problem. Furthermore, our manufacturing facility in Puerto Rico may suffer damage as a result of hurricanes which are frequent in the Caribbean and which could result in lost production and additional expenses to us to the extent any such damage is not fully covered by our hurricane and business interruption insurance.

Even with insurance coverage, natural disasters or other catastrophic events could cause us to suffer substantial losses in our operational capacity and could also lead to a loss of opportunity and to a potential adverse impact on our relationships with our existing customers resulting from our inability to produce products for them, for which we would not be compensated by existing insurance. This in turn could have a material adverse effect on our financial condition and results of operations.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

We own our principal executive offices, which are located in St. Paul, Minnesota. Our manufacturing facilities are located in California, Minnesota, Arizona, South Carolina, Texas, New Jersey, Oregon, Canada, Brazil, Puerto Rico and Sweden. We own approximately 54%, or 370,000 square feet, of our total manufacturing space. All of our owned manufacturing space is in the CRM/CS/Neuro reportable segment. Our remaining manufacturing space is leased.

We also maintain sales and administrative offices in the United States at 24 locations in 13 states and outside the United States at 76 locations in 33 countries. With the exception of two locations, all of these locations are leased.

We believe that all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations. We believe that we have sufficient space for our current operations and for foreseeable expansion in the next few years.

Item 3.   LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated. Our significant legal proceedings are discussed in Note 5 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2005 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference. While it is not possible to predict the outcome for most the legal proceedings discussed in Note 5, the costs associated with such proceedings could have a material adverse effect on our consolidated earnings, financial position or cash flows of a future period.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
               ISSUER PURCHASES OF EQUITY SECURITIES

There were no sales of unregistered securities during the 2005 fiscal year. There were no shares repurchased under our share repurchase program in the fourth quarter of 2005. The information set forth under the “Stock Exchange Listings” caption in the Financial Report included in St. Jude Medical’s 2005 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference. We have not declared or paid any cash dividends during the past three years. We currently intend to retain our earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Item 6.   SELECTED FINANCIAL DATA

The information set forth under the caption “Five-Year Summary Financial Data” in the Financial Report included in St. Jude Medical’s 2005 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

The information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Financial Report included in St. Jude Medical’s 2005 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the “Market Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Financial Report included in St. Jude Medical’s 2005 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto and the Report of Independent Registered Public Accounting Firm set forth in the Financial Report included in St. Jude Medical’s 2005 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K are incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Management’s annual report on our internal control over financial reporting is provided in the Financial Report included in St. Jude Medical’s 2005 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided in the Financial Report included in St. Jude Medical’s 2005 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference.

During the fiscal quarter ended December 31, 2005, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

Effective with the acquisition of ANS on November 29, 2005, we assumed the Employment Agreement dated April 1, 2002 between Christopher G. Chavez and ANS (the “Employment Agreement”). Mr. Chavez joined ANS as President, Chief Executive Officer and director in April 1998 and became President of our Neuromodulation Division following the acquisition of ANS. The Employment Agreement expires April 1, 2007, and automatically renews for one-year terms thereafter unless ANS gives at least 90 days notice of nonrenewal. Under the Employment Agreement, Mr. Chavez is entitled to an annual base salary of at least $253,500, subject to increases from time to time, and a performance-based incentive bonus equal to 60% of his annual base salary if certain target strategic milestones and objective measurements of profitability and shareholder value determined annually by mutual agreement of Mr. Chavez and the ANS board of directors are met. The performance-based incentive bonus ultimately received by Mr. Chavez could be above or below 60% of his base salary, depending on how his performance compares to the target objectives established. Pursuant to the Employment Agreement, Mr. Chavez is also entitled to receive stock options, employee benefits generally available to other officers of ANS and certain other perquisites. The Employment Agreement provides that if ANS terminates Mr. Chavez’s employment without “cause” (as defined in the Employment Agreement), Mr. Chavez will be entitled to receive severance compensation equal to 200% of his highest annual salary and targeted annual bonus, a job search payment and health benefits for a period of two years following the date of termination. This termination payment would not be payable, however, if the cause of termination were a “change-in-control,” in which case Mr. Chavez would be entitled only to severance compensation under the Termination Agreement described below. The Employment Agreement also contains confidentiality, trade secret and noncompetition provisions.

Effective with the acquisition of ANS, we also assumed the Special Termination Agreement dated April 1, 2002 between Mr. Chavez and ANS (the “Termination Agreement”). The Termination Agreement expires April 1, 2007, and automatically renews for one-year terms thereafter unless ANS gives at least 90 days notice of nonrenewal. The Termination Agreement provides that, upon a “change-in-control” (as defined in the Termination Agreement) of ANS, Mr. Chavez will be entitled to severance pay in an amount equal to 299% of his highest annual salary and targeted annual bonus, payment of any excise taxes Mr. Chavez incurs as a result of the severance payment and payment of any income and excise taxes on the excise tax payments, and a job search payment. Our acquisition of ANS constituted a “change-in-control” under the Termination Agreement, and on November 18, 2005, ANS made a $1,931,125 change-in-control payment to Mr. Chavez.

The foregoing descriptions of the Employment Agreement and the Termination Agreement are not complete and are qualified in their entirety by reference to the Employment Agreement and Termination Agreement, copies of which are filed as Exhibit 10.23 and Exhibit 10.24, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.

We intend to enter into a new employment agreement, and into our standard severance agreement, with Mr. Chavez that will supersede the Employment Agreement and Termination Agreement, respectively.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Director Independence and Audit Committee Financial Experts” in St. Jude Medical’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference. The information set forth under the caption “Executive Officers of the Registrant” in Part I, Item I of this Form 10-K is incorporated herein by reference.

We have adopted a Code of Business Conduct for our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other employees. We have made our Code of Business Conduct available on our website (http://www.sjm.com) under the Company Information section “About Us” and is available in print to any shareholder who submits a request to St. Jude Medical, Inc., One Lillehei Plaza, St. Paul, Minnesota 55117, Attention: Corporate Secretary. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct by posting such information on our website at the web address and location specified above.

Information included on our website is not deemed to be incorporated into this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation of Directors” and “Executive Compensation” (except for information under the “Report of the Compensation Committee on Executive Compensation”) in St. Jude Medical’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Share Ownership of Management and Directors and Certain Beneficial Owners” and “Executive Compensation Plan Information” in St. Jude Medical’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Related Party Transactions” in St. Jude Medical’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm” in St. Jude Medical’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this Report

(1)	Financial Statements

The following Consolidated Financial Statements of St. Jude Medical and Report of Independent Registered Public Accounting Firm as set forth in the Financial Report included in St. Jude Medical’s 2005 Annual Report to Shareholders are incorporated herein by reference from Exhibit 13 attached hereto:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings – Fiscal Years ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheets — December 31, 2005 and 2004

Consolidated Statements of Shareholders’ Equity – Fiscal Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows – Fiscal Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts, is filed as part of this Form 10-K (see Item 15(c)).

All other financial statement schedules not listed above have been omitted because the required information is included in the Consolidated Financial Statements or Notes thereto, or is not applicable.

(3)	Exhibits

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of St. Jude Medical’s are not filed, and in lieu thereof, we agree to furnish copies thereof to the Securities and Exchange Commission upon request.

Exhibit	Exhibit Index

2.1	Stock Purchase Agreement among St. Jude Medical, Inc., St. Jude Medical Japan K.K., Getz Bros. & Co. Zug Inc., Getz International, Inc. and Muller & Phipps (Japan) Ltd. dated as of September 17, 2002 (USA) is incorporated by reference from Exhibit 2.1 of St. Jude Medical’s Annual Report on Form 10-K from the year ended December 31, 2003.

2.2	Amendment, dated as of February 20, 2003, to Stock Purchase Agreement among St. Jude Medical, Inc., St. Jude Medical Japan K.K., Getz Bros. & Co. Zug Inc., Getz International, Inc. and Muller & Phipps (Japan) Ltd. dated as of September 17, 2002 (USA) is incorporated by reference from Exhibit 2.1 of St. Jude Medical’s Annual Report on Form 10-K from the year ended December 31, 2003.

2.3	Amended and Restated Agreement and Plan of Merger, dated as of September 29, 2004, among St. Jude Medical, Inc., Dragonfly Merger Corp., and Endocardial Solutions, Inc. is incorporated by reference from Exhibit 99.1 of St. Jude Medical’s Current Report on Form 8-K filed on September 29, 2004.

Exhibit	Exhibit Index

2.4	Stock Purchase Agreement between St. Jude Medical, Inc. and Velocimed, LLC, dated as of February 14, 2005, is incorporated by reference from Exhibit 2.4 of St. Jude Medical’s Annual Report on Form 10-K from the year ended December 31, 2004.

2.5	Agreement and Plan of Merger between St. Jude Medical, Inc. and Advanced Neuromodulation Systems, Inc., dated as of October 15, 2005, is incorporated by reference from Exhibit 2.1 of St. Jude Medical’s Current Report on Form 8-K filed on October 17, 2005.

3.1	Articles of Incorporation, as restated as of February 25, 2005, are incorporated by reference from Exhibit 3.1 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2004.

3.2	Bylaws, as amended and restated as of February 25, 2005, are incorporated by reference from Exhibit 3.1 of St. Jude Medical’s Current Report on Form 8-K filed on March 2, 2005.

4.1	Rights Agreement dated as of June 16, 1997, between St. Jude Medical and American Stock Transfer and Trust Company, as Rights Agent, including the Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock is incorporated by reference from Exhibit 4 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

4.2	Amendment, dated as of December 20, 2002, to Rights Agreement, dated as of June 16, 1997, is incorporated by reference from Exhibit 1 of St. Jude Medical’s Current Report on Form 8-K filed on March 21, 2003.

4.3	Indenture, dated as of December 12, 2005, between St. Jude Medical, Inc. and U.S. Bank National Association, as trustee, is incorporated by reference from Exhibit 4.1 of St. Jude Medical’s Current Report on Form 8-K filed on December 12, 2005.

10.1	Form of Indemnification Agreement that St. Jude Medical, Inc. has entered into with officers and directors is incorporated by reference from Exhibit 10(d) of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 1986. *

10.2	St. Jude Medical, Inc. Management Incentive Compensation Plan is incorporated by reference from Exhibit 10.2 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2001. *

10.3	Management Savings Plan dated February 1, 1995, is incorporated by reference from Exhibit 10.7 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 1994. *

10.4	Retirement Plan for members of the Board of Directors, as amended on March 15, 1995, is incorporated by reference from Exhibit 10.6 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 1994. *

10.5	St. Jude Medical, Inc. 1991 Stock Plan is incorporated by reference from St. Jude Medical’s Registration Statement on Form S-8 filed June 28, 1991 (Commission File No. 33-41459). *

Exhibit	Exhibit Index

10.6	St. Jude Medical, Inc. 1994 Stock Option Plan is incorporated by reference from Exhibit 4(a) of St. Jude Medical’s Registration Statement on Form S-8 filed July 1, 1994 (Commission File No. 33-54435). *

10.7	St. Jude Medical, Inc. 1997 Stock Option Plan is incorporated by reference from Exhibit 4.1 of St. Jude Medical’s Registration Statement on Form S-8 filed December 22, 1997 (Commission File No. 333-42945). *

10.8	St. Jude Medical, Inc. 2000 Stock Plan is incorporated by reference from Exhibit 10.9 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2001. *

10.9	St. Jude Medical, Inc. 2000 Employee Stock Purchase Savings Plan is incorporated by reference from Exhibit 10.10 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2001. *

10.10	St. Jude Medical, Inc. 2002 Stock Plan, as Amended, is incorporated by reference from Exhibit 10.14 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. *

10.11	St. Jude Medical, Inc. Non-Qualified Stock Option Agreement is incorporated by reference from Exhibit 10.14 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2004. *

10.12	St. Jude Medical, Inc. Amended and Restated 1995 Stock Option Plan (formerly the Quest Medical, Inc. 1995 Stock Option Plan). * #

10.13	St. Jude Medical, Inc. Amended and Restated 1998 Stock Option Plan (formerly the Quest Medical, Inc. 1998 Stock Option Plan). * #

10.14	St. Jude Medical, Inc. Amended and Restated 2000 Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2000 Stock Option Plan). * #

10.15	St. Jude Medical, Inc. Amended and Restated 2001 Employee Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2001 Employee Stock Option Plan). * #

10.16	St. Jude Medical, Inc. Amended and Restated 2002 Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2002 Stock Option Plan). * #

10.17	St. Jude Medical, Inc. Amended and Restated 2004 Stock Incentive Plan (formerly the Advanced Neuromodulation Systems, Inc. 2004 Stock Incentive Plan). * #

10.18	Amended and Restated Employment Agreement dated as of March 25, 2001, between St. Jude Medical, Inc. and Daniel J. Starks is incorporated by reference from Exhibit 10.17 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2000. *

Exhibit	Exhibit Index

10.19	Amendments to Compensation paid to Daniel J. Starks are incorporated by reference from Item 1.01 of St. Jude Medical’s Current Report on Form 8-K filed on December 16, 2005. *

10.20	Amended and Restated Employment Agreement dated as of March 25, 2001, between St. Jude Medical, Inc. and Terry L. Shepherd is incorporated by reference from Exhibit 10.19 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2000. *

10.21	Form of Severance Agreement that St. Jude Medical, Inc. has entered into with officers relating to severance matters in connection with a change in control is incorporated by reference from Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. *

10.22	Compensation of Non-management Directors is incorporated by reference from Item 1.01 of St. Jude Medical’s Current Report on Form 8-K filed on March 4, 2005. *

10.23	Employment Agreement dated as of April 1, 2002, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez is incorporated by reference from Exhibit 10.16 of Advanced Neuromodulation Systems’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. *

10.24	Special Termination Agreement dated as of April 1, 2002, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez is incorporated by reference from Exhibit 10.18 of Advanced Neuromodulation Systems’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. *

10.25	Multi-Year $350,000,000 Credit Agreement, dated as of September 11, 2003, among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, the Bank of Tokyo-Mitsubishi, Ltd. and ABN Amro Bank N.V., as Co-Syndication Agents, Bank One, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto is incorporated by reference from Exhibit 4.1 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.26	Amendment No. 1, effective as of September 28, 2004, to the Multi-Year $350,000,000 Credit Agreement, dated as of September 11, 2003, by and between St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, the Bank of Tokyo-Mitsubishi, Ltd. and ABN Amro Bank N.V., as Co-Syndication Agents, Bank One, NA and Wells Fargo Bank, N.A. (formerly known as Wells Fargo Bank, National Association), as Co-Documentation Agents, and the other lenders party thereto. #

10.27	Amendment No. 2, effective as of November 7, 2005, to the Multi-Year $350,000,000 Credit Agreement, dated as of September 11, 2003, by and between St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, the Bank of Tokyo-Mitsubishi, Ltd. and ABN Amro Bank N.V., as Co-Syndication Agents, Bank One, NA and Wells Fargo Bank, N.A. (formerly known as Wells Fargo Bank, National Association), as Co-Documentation Agents, and the other lenders party thereto. #

10.28	Multi-Year $400,000,000 Credit Agreement, dated as of September 28, 2004, among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, the Bank of Tokyo-Mitsubishi, Ltd., as Syndication Agent, Bank One, NA, Wells Fargo Bank, N.A. and Suntrust Bank, as Co-Documentation Agents, and the other lenders party thereto is incorporated by reference from Exhibit 4.1 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.29	Amendment No. 1, effective as of November 7, 2005, to the Multi-Year $400,000,000 Credit Agreement, dated as of September 28, 2004, by and between St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, the Bank of Tokyo-Mitsubishi, Ltd., as Syndication Agent, Bank One, NA, Wells Fargo Bank, N.A. and Suntrust Bank, as Co-Documentation Agents, and the other lenders party thereto. #

Exhibit	Exhibit Index

13	Portions of St. Jude Medical’s 2005 Annual Report to Shareholders. #

21	Subsidiaries of the Registrant. #

23	Consent of Independent Registered Public Accounting Firm. #

24	Power of Attorney. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 ofthe Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 ofthe Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 ofthe Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 ofthe Sarbanes-Oxley Act of 2002. #

_________________
    *  Management contract or compensatory plan or arrangement.
    #  Filed as an exhibit to this Annual Report on Form 10-K.

(b)	Exhibits: Reference is made to Item 15(a)(3).

(c)	Schedules:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Additions		Deductions		Balance at End of Year
		Charged to Expense	Other (1)	Write-offs (2)	Other (1)
Allowance for doubtful accounts:
Fiscal year ended
December 31, 2005	$31,283	$4,759	$586	$(1,896)	$(1,413)	$33,319
December 31, 2004	$31,905	$4,380	$—	$(2,477)	$(2,525)	$31,283
December 31, 2003	$24,078	$5,497	$4,564	$(2,234)	$—	$31,905

(1)	In 2005, $586 of other additions represents the balance recorded as part of our 2005 acquisition of ANS, and the $1,413 of other deductions represents the effects of changes in foreign currency translation. In 2004, $640 of the other deductions represents the effects of changes in foreign currency translation, and the remaining $1,885 represents a reduction in the allowance for doubtful accounts. In 2003, $3,622 of the other additions represents the balance recorded as part of our 2003 acquisition of Getz Japan, and the remaining $942 represents the effects of changes in foreign currency translation.

(2)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JUDE MEDICAL, INC.

Date: March 16, 2006	By	/s/ DANIEL J. STARKS
Daniel J. Starks Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ JOHN C. HEINMILLER
John C. Heinmiller Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 16th day of March, 2006.

/s/ DANIEL J. STARKS	Chairman of the Board
Daniel J. Starks

/s/ JOHN W. BROWN	Director
John W. Brown

/s/ RICHARD R. DEVENUTI	Director
Richard R. Devenuti

/s/ STUART M. ESSIG	Director
Stuart M. Essig

/s/ THOMAS H. GARRETT III	Director
Thomas H. Garrett III

/s/ MICHAEL A. ROCCA	Director
Michael A. Rocca

/s/ DAVID A. THOMPSON	Director
David A. Thompson

/s/ STEFAN K. WIDENSOHLER	Director
Stefan K. Widensohler

/s/ WENDY L. YARNO	Director
Wendy L. Yarno

/s/ FRANK C-P YIN	Director
Frank C-P Yin