Form 10-Q
period 2006-03-31
ST JUDE MEDICAL INC
filed 2006-05-09
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

The number of shares of common stock, par value $.10 per share, outstanding on May 8, 2006 was 360,959,083.

PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

Three Months Ended March 31,	2006	2005

Net sales	$784,416	$663,909
Cost of sales	208,447	187,883

Gross profit	575,969	476,026
Selling, general and administrative expense	284,208	219,047
Research and development expense	105,258	76,985
Purchased in-process research and development charge	—	12,400

Operating profit	186,503	167,594
Other (expense) income – net	(704)	1,732

Earnings before income taxes	185,799	169,326

Income tax expense	48,730	49,975

Net earnings	$137,069	$119,351

Net earnings per share:
Basic	$0.37	$0.33
Diluted	$0.36	$0.32

Weighted average shares outstanding:
Basic	368,707	360,304
Diluted	384,997	375,529

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2006 (Unaudited)	December 31, 2005

ASSETS
Current Assets
Cash and cash equivalents	$392,675	$534,568
Accounts receivable, less allowance for doubtful accounts of $33,657 at March 31, 2006 and $33,319 at December 31, 2005	784,858	793,929
Inventories	403,937	378,456
Deferred income taxes, net	102,086	100,272
Other	162,761	133,916

Total current assets	1,846,317	1,941,141
Property, plant and equipment – at cost	979,056	930,594
Less accumulated depreciation	(492,407)	(492,178)

Net property, plant and equipment	486,649	438,416

Other Assets
Goodwill	1,635,649	1,634,973
Other intangible assets, net	561,270	572,246
Other	275,448	258,064

Total other assets	2,472,367	2,465,283

TOTAL ASSETS	$4,805,333	$4,844,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$660,000	$876,000
Accounts payable	159,811	169,296
Income taxes payable	119,761	108,910
Accrued expenses
Employee compensation and related benefits	155,761	204,089
Other	181,787	176,087

Total current liabilities	1,277,120	1,534,382

Long-Term Debt	177,113	176,970
Deferred Income Taxes, net	159,440	157,443
Other Liabilities	101,748	93,000

Total liabilities	1,715,421	1,961,795

Commitments and Contingencies (Note 6 and Note 14)	—	—

Shareholders’ Equity
Preferred stock	—	—
Common stock (369,516,974 and 367,904,418 shares issued and outstanding
at March 31, 2006 and December 31, 2005, respectively)	36,952	36,790
Additional paid-in capital	570,292	514,360
Unearned compensation	—	(5,641)
Retained earnings	2,482,380	2,345,311
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(23,559)	(29,231)
Unrealized gain on available-for-sale securities	23,847	21,456

Total shareholders’ equity	3,089,912	2,883,045

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,805,333	$4,844,840

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Three Months Ended March 31,	2006	2005

OPERATING ACTIVITIES
Net earnings	$137,069	$119,351
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	20,291	17,386
Amortization	17,108	11,097
Stock-based compensation	17,850	—
Purchased in-process research and development charge	—	12,400
Deferred income taxes	(1,377)	6,391
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	14,204	(46,461)
Inventories	(24,604)	(10,184)
Other current assets	(24,406)	(1,109)
Accounts payable and accrued expenses	(56,421)	(37,301)
Income taxes payable	13,547	30,029

Net cash provided by operating activities	113,261	101,599

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(67,338)	(30,343)
Business acquisition payments, net of cash acquired	(1,089)	(277,465)
Other - net	(13,456)	(6,880)

Net cash used in investing activities	(81,883)	(314,688)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	26,711	33,268
Excess tax benefits from stock-based compensation	14,221	—
Borrowings under debt facilities	—	1,362,285
Payments under debt facilities	(216,007)	(1,172,100)

Net cash (used in) provided by financing activities	(175,075)	223,453

Effect of currency exchange rate changes on cash and cash equivalents	1,804	(12,214)

Net decrease in cash and equivalents	(141,893)	(1,850)
Cash and cash equivalents at beginning of period	534,568	688,040

Cash and cash equivalents at end of period	$392,675	$686,190

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of St. Jude Medical, Inc. (St. Jude Medical or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (2005 Annual Report on Form 10-K). Certain prior period balance sheet amounts have been reclassified to conform to current period presentation.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25). Under the fair value recognition provisions of SFAS No. 123(R), the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively revised. For the Company, the valuation provisions of SFAS No. 123(R) apply to awards granted after the January 1, 2006 effective date. Stock-based compensation expense for awards granted prior to the effective date but that remain unvested on the effective date is being recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

The adoption of SFAS No. 123(R) had a material impact on the Company’s consolidated results of operations and statement of cash flows. See Note 2 for further information regarding the Company’s stock-based compensation plans, assumptions used to measure stock-based compensation, income statement classification of stock-based compensation expense and pro forma effect on net earnings and net earnings per share for first quarter of 2005 as if the Company had recorded stock-based compensation expense under the fair value method.

NOTE 2 – STOCK-BASED COMPENSATION

The Company’s stock-based compensation programs are designed to attract and retain experienced and talented employees and non-employee directors who can contribute significantly to the management, growth and profitability of the Company. Additionally, the Company believes that stock-based compensation aligns the interests of managers and non-employee directors with the interests of shareholders. The availability of stock-based compensation not only increases employees’ focus on the creation of shareholder value, but also enhances employee retention and generally provides increased motivation for employees to contribute to the Company’s future success.

Stock Options and Stock Appreciation Rights

Stock options awards are generally granted to officers and key employees at exercise prices equal to the fair market value of the Company’s common stock on the grant date. The majority of the Company’s stock option awards are non-qualified stock options with an eight-year life and a four-year ratable vesting term. The Company currently grants stock options under the 1997 Stock Option Plan, the 2000 Stock Plan and the 2002 Stock Plan, as amended. At March 31, 2006, approximately 2.4 million shares were available for stock option grants under these plans.

On February 24, 2006, the Board of Directors adopted the 2006 Stock Plan, subject to shareholder approval at the Company’s 2006 Annual Meeting of Shareholders on May 10, 2006. The 2006 Stock Plan authorizes the issuance of an aggregate of 5.0 million shares of the Company’s common stock through grants of stock options and stock appreciation rights (SARs). Similar to stock options, SARs reward holders if the fair market value of the Company’s common stock rises above the price on the SAR grant date. Upon exercise of the SAR, the holder receives cash or stock equivalent to the excess of the fair market value of the Company’s common stock on the exercise date over the grant price of the SAR. The Company does not have any SARs outstanding as of March 31, 2006.

Restricted Stock

Restricted stock awards are granted to officers and key employees. Restricted stock awards are independent of stock option awards and are subject to forfeiture if employment terminates prior to the release of the restrictions. The Company grants restricted stock which generally vests ratably over a four-year period. During the vesting period, ownership of the shares cannot be transferred. Restricted stock is considered issued and outstanding at the grant date and has the same dividend and voting rights as other common stock. The Company grants restricted stock under the 2000 Stock Plan. At March 31, 2006, 120,520 shares were available for restricted stock grants.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Savings Plan (ESPP) allows participating employees to purchase newly issued shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of a twelve-month offering period. Employees can purchase shares at 85% of the market value at either the beginning of the offering period or the end of the offering period, whichever price is lower. At March 31, 2006, approximately 1.3 million shares of additional common stock were available for purchase under the ESPP.

Valuation Assumptions

The Company uses the Black-Scholes standard option pricing model (Black-Scholes model) to determine the fair value of stock options and ESPP shares. The determination of the fair value of the awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions of other variables, including projected employee stock option exercise behaviors, risk-free interest rate, expected volatility of the Company’s stock price in future periods and expected dividends. The fair value of restricted stock awards is based on the Company’s closing stock price on the date of grant.

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

Three Months Ended March 31,	2006	2005

Fair value of options granted	$12.77	$11.65

Assumptions used:
Expected life (years)	4.0	4.8
Risk-free interest rate	4.6%	3.8%
Volatility	24.1%	27.5%
Dividend yield	0%	0%

Expected life:   The Company analyzes historical employee exercise and termination data to estimate the expected life assumption. The Company believes that historical data currently represents the best estimate of the expected life of a new employee option. For determining the fair value of options under SFAS No. 123(R), the Company uses different expected lives for the general employee population and officers and directors. In preparing to adopt SFAS No. 123(R), the Company examined its historical pattern of option exercises to determine if there was a discernable pattern as to how different classes of employees exercised their options. The Company’s analysis showed that officers and directors held their stock options for a longer period of time before exercising compared to the rest of the employee population. Prior to adopting SFAS No. 123(R), the Company used the entire employee population for estimating the expected life assumptions.

Risk-free interest rate:   The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

Volatility:   The Company estimates the expected volatility of its common stock by using the implied volatility in market traded options in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, which expressed the views of the SEC staff regarding the application of SFAS No. 123(R). The Company’s decision to use implied volatility was based on the availability of actively traded options for the Company’s common stock and the Company’s assessment that implied volatility is more representative of future stock price trends than the historical volatility of our common stock. Prior to adopting SFAS No. 123(R), the Company used historical volatility to determine the expected volatility.

Dividend yield:   The Company does not anticipate paying any cash dividends in the foreseeable future and therefore a dividend yield of zero is assumed.

Stock-Based Compensation Expense

Prior to adopting SFAS No. 123(R) on January 1, 2006, the Company used a graded attribution method, as described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, to recognize its pro forma stock-based compensation expense. Unrecognized stock-based compensation expense for awards granted prior to the adoption of SFAS No. 123(R) will continue to be recognized under the graded attribution method. Stock-based compensation expense for awards granted after the adoption of SFAS No. 123(R) will be recognized under a straight-line attribution method.

SFAS No. 123(R) requires compensation cost for share-based awards to be recognized over the requisite service period, which, for the Company, is the award vesting term. The Company’s awards are not eligible to vest early in the event of retirement, however, they do vest early in the event of death, disability or change in control.

The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting option forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will only be for those awards that vest.

The following table presents the statement of earnings classification of pre-tax stock-based compensation expense recognized for the first quarter of 2006 (in thousands):

Three Months Ended March 31,	2006

Cost of sales	$1,395
Selling, general and administrative expense	11,999
Research and development expense	4,456

$17,850

In connection with the acquisition of Advanced Neuromodulation Systems, Inc. (ANS) in November 2005, the Company granted replacement unvested stock options and restricted stock to ANS employees who had unvested stock options and restricted stock outstanding at the date of acquisition. ANS employees are required to render future service in order to vest in the replacement stock options and restricted stock. The Company issued 790,737 replacement St. Jude Medical stock options having a weighted average exercise price of $24.00, which vest over a one to four year period. The fair values of the replacement stock options were determined on the replacement grant date using the Black-Scholes model. The weighted average fair value of the replacement stock options was $27.79. Additionally, the Company issued 209,364 shares of replacement St. Jude Medical restricted stock at a weighted average grant price of $48.17, which vest over a four year period. Included in the $17.9 million of total pre-tax stock-based compensation expense recognized the first quarter of 2006 is $2.8 million of expense relating to these ANS replacement awards.

At March 31, 2006, there was $93.9 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested share-based awards. Unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 1.5 years and will be adjusted for any future changes in estimated forfeitures. Included in total unrecognized stock-based compensation expense is approximately $5.2 million related to replacement stock options and $8.1 million related to replacement restricted stock that the Company issued in connection with the acquisition of ANS, which is expected to be recognized over weighted average periods of 1.1 years and 2.1 years, respectively.

Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net earnings and net earnings per share for the first quarter of 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation (in thousands, except per share amounts):

Three Months Ended March 31,	2005

Net earnings, as reported	$119,351
Less: Total stock-based compensation expense
determined under fair value based method for
all awards, net of related tax effects	(10,810)

Pro forma net earnings	$108,541

Net earnings per share:
Basic – as reported	$0.33
Basic – pro forma	$0.30

Diluted – as reported	$0.32
Diluted – pro forma	$0.29

Tax Impacts of Stock-Based Compensation

Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized stock-based compensation expense were reported as operating cash flows. Under SFAS No. 123(R), such excess tax benefits are reported as financing cash flows. Although total cash flows under SFAS No. 123(R) remain unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS No. 123(R). For the three months ended March 31, 2006, there were excess tax benefits of $14.2 million, which are classified as financing cash flows. For the three months ended March 31, 2005, there were excess tax benefits of $25.4 million, which are classified as operating cash flows as part of the change in income taxes payable.

General Stock Option and Restricted Stock Information

The following table summarizes stock option activity during the three months ended March 31, 2006:

	Options Outstanding	Weighted Average Exercise Price

Balance at December 31, 2005	45,887,344	$23.34
Granted	22,800	47.57
Exercised	(1,597,561)	16.34
Canceled	(435,081)	30.99

Balance at March 31, 2006	43,877,502	$23.53

The following tables summarize information concerning stock options outstanding and exercisable at March 31, 2006:

Options Outstanding				Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Outstanding	Weighted Average Exercise Price

$5.02 - 9.61	8,108,378	$7.80	1.6	7,748,378	$7.72
9.98 - 17.36	11,672,578	15.24	3.9	9,967,342	14.95
17.38 - 30.89	8,404,271	19.61	4.4	7,311,821	19.03
30.95 - 41.45	7,603,645	32.17	5.9	3,393,025	31.66
41.47 - 51.91	8,088,630	47.19	7.3	1,045,556	42.88

	43,877,502	$23.53	4.5	29,466,122	$16.98

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $52.5 million. The total intrinsic value of options outstanding and exercisable at March 31, 2006 was $816.7 million and $709.7 million, respectively. The total intrinsic value at March 31, 2006 is based on the Company’s closing stock price on the last trading day of the quarter for in-the-money options.

The following table summarizes restricted stock activity during the three months ended March 31, 2006:

	Unvested Shares Outstanding	Weighted Average Grant Price

Balance at December 31, 2005	221,556	$47.79
Granted	—	—
Vested	(500)	36.70
Canceled	—	—

Balance at March 31, 2006	221,056	$47.81

NOTE 3 – ACQUISITIONS AND MINORITY INVESTMENTS

Acquisitions

The results of operations of businesses acquired have been included in the Company’s consolidated results of operations since the dates of acquisition. Refer to Note 2 to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K for additional information regarding the Company’s acquisitions. Other than the acquisition of ANS, pro forma results of operations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in the aggregate.

Advanced Neuromodulation Systems, Inc. (ANS):   On November 29, 2005, the Company completed its acquisition of ANS. ANS designs, develops, manufactures and markets implantable neuromodulation devices used primarily to manage chronic severe pain. The ANS acquisition expanded the Company’s implantable microelectronics technology programs and provided the Company an immediate presence in the neuromodulation segment of the medical device industry.

The aggregate ANS purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price allocation is preliminary as a result of uncertainty surrounding the estimation of probable and future legal costs relating to legal proceedings outstanding on the acquisition date. Upon finalization, there could be a change in the current liabilities and goodwill.

The following unaudited pro forma information presents the consolidated results of operations of the Company and ANS as if the acquisition of ANS had occurred as of the beginning of the period presented (in thousands, except per share amounts):

Three Months Ended March 31,	(Unaudited) 2005

Revenue	$696,244
Net earnings	170,333

Net earnings per share:
Basic	$0.47
Diluted	$0.45

Pro forma adjustments relate to amortization of identified intangible assets, interest expense resulting from acquisition financing and certain other adjustments together with related income tax effects. Pro forma net earnings for the three months ended March 31, 2005 include an $85.2 million pre-tax gain on the sale of ANS’s investment in common stock of Cyberonics, Inc., which was recorded by ANS in its historical 2005 first quarter results of operations. The above unaudited pro forma consolidated results of operations are for comparative purposes only and are not necessarily indicative of results that would have occurred had the acquisition occurred as of the beginning of the period presented, nor are they necessarily indicative of future results.

Other Acquisitions: During the first quarters of 2006 and 2005, the Company also acquired various businesses involved in the distribution of the Company’s products. Aggregate consideration paid in cash was $1.1 million during the first quarter of 2006 and $4.0 million during the first quarter of 2005.

Minority Investments

The Company made an initial $12.5 million investment in ProRhythm, Inc. (ProRhythm) in January 2005, which approximated a 9% ownership interest. In January 2006, the Company made a second $12.5 million investment in ProRhythm, increasing its total ownership interest to approximately 18%. ProRhythm is a privately-held company that is focused on the development of a high intensity focused ultrasound catheter-based ablation system for the treatment of atrial fibrillation. In connection with making the initial equity investment, the Company also entered into a purchase agreement under which the Company has the exclusive right, but not the obligation, through the later of three months after the date ProRhythm delivers certain clinical trial data or March 31, 2007, to acquire the remaining capital stock of ProRhythm for $125.0 million in cash, with additional cash consideration payable to the non-St. Jude Medical shareholders after the consummation of the acquisition if ProRhythm achieves certain performance-related milestones. The ProRhythm investment is being accounted for under the cost method of accounting.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 13) for the three months ended March 31, 2006 are as follows (in thousands):

	CRM/CS/NEURO	CD/AF	Total

Balance at December 31, 2005	$1,184,412	$450,561	$1,634,973

Foreign currency translation	651	25	676

Balance at March 31, 2006	$1,185,063	$450,586	$1,635,649

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	March 31, 2006		December 31, 2005

	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Amortized intangible assets:
Purchased technology and patents	$472,848	$47,041	$474,994	$41,402
Distribution agreements	42,199	12,573	42,164	11,486
Customer lists and relationships	99,313	25,648	98,282	23,009
Trademarks and tradenames	23,300	518	23,300	129
Licenses and other	7,186	1,912	7,184	1,765

	$644,846	$87,692	$645,924	$77,791

Indefinite intangible assets:
Trademarks	$4,116		$4,113

NOTE 5 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	March 31, 2006	December 31, 2005

Finished goods	$278,972	$262,640
Work in process	39,567	34,531
Raw materials	85,398	81,285

	$403,937	$378,456

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Silzone® Litigation and Insurance Receivables:  In July 1997, the Company began marketing mechanical heart valves which incorporated Silzone® coating. The Company later began marketing heart valve repair products incorporating Silzone® coating. Silzone® coating was intended to reduce the risk of endocarditis, a bacterial infection affecting heart tissue, which is associated with replacement heart valve surgery. In January 2000, the Company initiated a voluntary field action for products incorporating Silzone® coating after receiving information from a clinical study that patients with a Silzone®-coated heart valve had a small, but statistically significant, increased incidence of explant due to paravalvular leak compared to patients in that clinical study with heart valves that did not incorporate Silzone® coating.

Subsequent to the Company’s voluntary field action, the Company has been sued in various jurisdictions by some patients who received a product with Silzone® coating and, as of April 21, 2006, such cases are pending in the United States, Canada, United Kingdom, Ireland and France. Some of these claimants allege bodily injuries as a result of an explant or other complications, which they attribute to Silzone®-coated products. Others, who have not had their Silzone®-coated heart valve explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. The Company has vigorously defended against the claims that have been asserted and expects to continue to do so with respect to any remaining claims.

In 2001, the U.S. Judicial Panel on Multi-District Litigation (MDL) ruled that certain lawsuits filed in U.S. federal district court involving products with Silzone® coating should be part of MDL proceedings under the supervision of U.S. District Court Judge John Tunheim in Minnesota (the District Court). As a result, actions in federal court involving products with Silzone® coating have been and will likely continue to be transferred to Judge Tunheim for coordinated or consolidated pretrial proceedings.

The District Court ruled against the Company on the issue of preemption and found that the plaintiffs’ causes of action were not preempted by the U.S. Food and Drug Act. The Company sought to appeal this ruling, but the appellate court determined that it would not review the ruling at that point in the proceedings.

Certain plaintiffs requested the District Court to allow some cases to proceed as class actions. The first complaint seeking class-action status was served upon the Company on April 27, 2000 and all eight original class-action complaints were consolidated into one case by the District Court on October 22, 2001. One proposed class in the consolidated complaint seeks injunctive relief in the form of medical monitoring. A second class in the consolidated complaint seeks an unspecified amount of monetary damages. In response to the requests of the claimants in these cases, the District Court issued several rulings concerning class action certification. The Company requested the Eighth Circuit Court of Appeals (the Eighth Circuit) to review the District Court’s class certification orders.

On October 12, 2005, the Eighth Circuit issued a decision reversing the District Court’s class certification rulings. More specifically, the Eighth Circuit ruled that the District Court erred in certifying a consumer protection class seeking damages based on Minnesota’s consumer protection statutes, and required the District Court in further proceedings to conduct a thorough conflicts-of-law analysis as to each plaintiff class member before applying Minnesota law. In addition, in its October 12, 2005 opinion, the Eighth Circuit also ruled that the District Court’s certification of a medical monitoring class was an abuse of discretion and thus reversed the District Court’s certification of a medical monitoring class involving the products with Silzone® coating.

The parties have submitted briefs to the District Court providing their analysis concerning next steps in the proceedings, including analysis on the conflicts-of-law issue mentioned above. Oral argument concerning the issues that were briefed occurred on April 26, 2006.

In addition, as of April 21, 2006, there are 13 individual Silzone® cases pending in various federal courts where plaintiffs are requesting damages ranging from $10 thousand to $120.5 million and, in some cases, seeking an unspecified amount. The first individual complaint that was transferred to the MDL court was served upon the Company on November 28, 2000, and the most recent individual complaint that was transferred to the MDL court was served upon the Company on February 21, 2006. These cases, which are consolidated before the District Court, are proceeding in accordance with the scheduling orders rendered. Actions involving products with Silzone® coating in various state courts in the United States may or may not be coordinated with the matters presently before the District Court.

There are 22 individual state court suits concerning Silzone®-coated products pending as of April 21, 2006, involving 30 patients. These cases are venued in Florida, Minnesota, Missouri, Nevada, Pennsylvania and Texas. There is also a case in Texas which has been dismissed but remains on appeal. The first individual state court complaint was served upon the Company on March 1, 2000 and the most recent individual state court complaint was served upon the Company on March 30, 2006. The complaints in these state court cases request damages ranging from $10 thousand to $100 thousand and, in some cases, seek an unspecified amount. These state court cases are proceeding in accordance with the orders issued by the judges in those matters.

In addition, a lawsuit seeking a class action for all persons residing in the European Economic Union member jurisdictions who have had a heart valve replacement and/or repair procedure using a product with Silzone® coating was filed in Minnesota state court and served upon the Company on February 11, 2004, by two European citizens who now live in Canada. The complaint seeks damages in an unspecified amount for the class, and in excess of $50 thousand for each plaintiff. The complaint also seeks injunctive relief in the form of medical monitoring. The Company is opposing the plaintiffs’ pursuit of this case on jurisdictional, procedural and substantive grounds.

There are also four class-action cases and one individual case pending against the Company in Canada. In one such case in Ontario, the court certified that a class action may proceed involving Silzone® patients. The Company’s request for leave to appeal the rulings on certification was rejected, and the trial of the initial phase of this matter is now scheduled for September 2007. A second case seeking class action in Ontario has been stayed pending resolution of the other Ontario action, and a case seeking class action in British Columbia is also proceeding but is in its early stages. A court in the Province of Quebec has certified a class action, and that matter is proceeding in accordance with the orders in that court. Additionally, on December 22, 2005, the Company was served with a lawsuit by the Quebec Provincial health insurer. The lawsuit asserts a subrogation right to recover the cost of insured services furnished or to be furnished to class members in the class action pending in Quebec. The complaints in these cases each request damages ranging from the equivalent of $1.3 million to $1.7 billion.

In the United Kingdom, one case involving one plaintiff is pending as of April 21, 2006. The Particulars of Claim in this case was served on December 21, 2004. The plaintiff in this case requests damages equivalent to approximately $0.3 million.

In Ireland, one case involving one plaintiff is pending as of April 21, 2006. The complaint in this case was served on December 30, 2004, and seeks an unspecified amount in damages.

In France, one case involving one plaintiff is pending as of April 21, 2006. It was initiated by way of an Injunctive Summons to Appear that was served on November 3, 2004, and requests damages in excess of the equivalent of $3.6 million.

The Company is not aware of any unasserted claims related to Silzone®-coated products. Company management believes that the final resolution of the Silzone® cases will take several years.

The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone®-coated products, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered. The Company has not accrued for any amounts associated with probable settlements or judgments because management cannot reasonably estimate such amounts. Any Silzone® litigation settlement or judgment reserve established by the Company is not based on the amount of the claims because, based on the Company’s experience in these types of cases, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed by the plaintiffs and is often significantly less than the amount claimed. Furthermore, management expects that no significant claims will ultimately be allowed to proceed as class actions in the United States and, therefore, that all settlements and judgments will be covered under the Company’s product liability insurance, subject to the insurance companies’ performance under the policies, which is discussed below. As such, management expects that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves will not have a material adverse effect on the Company’s consolidated financial position, although such costs may be material to the Company’s consolidated earnings and cash flows of a future period.

A summary of the activity relating to the Silzone® litigation reserve is as follows (in thousands):

Legal and monitoring costs

Balance at December 31, 2004	$26,435
Accrued cost	9,800
Cash payments	(1,328)

Balance at December 31, 2005	34,907
Cash payments	(90)

Balance at March 31, 2006	$34,817

The Company records insurance receivables for amounts related to probable future legal costs associated with the Silzone® litigation that are expected to be reimbursable by the Company’s insurance carriers. In 2005, the Company determined that the Silzone® reserves should be increased by $9.8 million as a result of an increase in management’s estimate of the probable future legal costs that would be incurred. The Company also increased the receivable from the Company’s insurance carriers as the Company expects such costs to be reimbursable by the Company’s insurance carriers. At both March 31, 2006 and December 31, 2005, the Company’s receivables from insurance carriers were $24.1 million.

The Company’s remaining product liability insurance (approximately $131 million at April 21, 2006) for Silzone® claims consists of a number of layers, each of which is covered by one or more insurance companies. Part of the Company’s final layer of insurance ($20 million of the final $50 million layer) is covered by Lumberman’s Mutual Casualty Insurance, a unit of the Kemper Insurance Companies (collectively referred to as Kemper). Kemper’s credit rating by A.M. Best has been downgraded to a “D” (poor). Kemper is currently in “run off,” which means that it is not issuing new policies and is, therefore, not generating any new revenue that could be used to cover claims made under previously-issued policies. In the event Kemper is unable to pay claims directed to it, the Company believes the other insurance carriers in the final layer of insurance will take the position that the Company will be directly liable for any claims and costs that Kemper is unable to pay. It is possible that Silzone® costs and expenses will reach the limit of the final Kemper layer of insurance coverage, and it is possible that Kemper will be unable to meet its full obligations to the Company. If this were to happen, the Company could incur expense of up to approximately $20 million. The Company has not accrued for any such losses as potential losses are possible, but not estimable, at this time.

Symmetry™ Bypass System Aortic Connector Litigation:   The Company has been sued in various jurisdictions by claimants who allege that the Company’s Symmetry™ device caused bodily injury or might cause bodily injury. The Company’s Symmetry™ device was cleared through a 510(K) submission to the U.S. Food and Drug Administration (FDA), and therefore, the Company is unable to rely on a defense under the doctrine of federal preemption that such suits are prohibited. Given the Company’s self-insured retention levels under its product liability insurance policies, the Company expects that it will be solely responsible for these lawsuits, including any costs of defense, settlements and judgments.

Although four cases asserted against the Company involving the Symmetry™ device sought class-action status, no class actions were certified in those cases, and all four cases have now been dismissed. In one of those matters seeking class action status, the case was dismissed by the court, and the plaintiff appealed the dismissal. In another, a Magistrate Judge recommended that the case not proceed as a class action. In the third case, the trial judge denied class certification in a July 26, 2005 decision that was not appealed. No motion requesting the court to certify a class action was ever pursued in the fourth case. Therefore, as of April 21, 2006, no class actions have been certified in cases involving the Symmetry™ device, and all four cases where class actions were initially sought have now been resolved, including the case where the plaintiff appealed the court’s dismissal of the case.

As of April 21, 2006, all but four of the cases which allege that the Symmetry™ device caused bodily injury or might cause bodily injury have been resolved. One of the four unresolved cases was initiated in the second quarter of 2006. The four unresolved cases involving the Symmetry™ device are pending in state court in Minnesota. The first of the unresolved cases involving the Symmetry™ device was commenced against the Company on June 17, 2004, and the most recently initiated unresolved case was commenced against the Company on April 11, 2006. Each of the complaints in these unresolved cases request damages in excess of $50 thousand. In addition to this litigation, some persons have made claims against the Company involving the Symmetry™ device without filing a lawsuit, although, as with the lawsuits, the vast majority of the claims that the Company has been made aware of as of April 21, 2006 have been resolved.

Potential losses arising from future settlements or judgments of unresolved cases and claims are possible, but not estimable, at this time. Moreover, the Company currently expects that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by any remaining reserve will not have a material adverse effect on the Company’s consolidated financial position, although such costs may be material to the Company’s consolidated earnings and cash flows of a future period.

Guidant 1996 Patent Litigation:   In November 1996, Guidant, a subsidiary of Boston Scientific Corporation, sued the Company in federal district court for the Southern District of Indiana alleging that the Company did not have a license to certain patents controlled by Guidant covering implantable cardioverter defibrillator (ICD) products and alleging that the Company was infringing those patents. The Company’s contention was that it had obtained a license from Guidant to the patents at issue when it acquired certain assets of Telectronics in November 1996. In July 2000, an arbitrator rejected the Company’s position, and in May 2001, a federal district court judge also ruled that the Guidant patent license with Telectronics had not transferred to the Company.

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

The case was returned to the district court in Indiana in November 2004, but since that time, further appellate activity has occurred. In this regard, the U.S. Supreme Court rejected the Company’s request that it review certain aspects of the CAFC decision. In addition, further appellate review has occurred after Guidant brought motion in the district court seeking to have a new judge assigned to handle the case in lieu of the judge that oversaw the prior trial. On a motion reconsideration, the judge reversed his initial decision in response to Guidant’s motion and agreed to have the case reassigned to a new judge, but also certified the issue to the CAFC. On July 20, 2005, the CAFC ruled that the original judge should continue with the case. A hearing on claims construction issues and various motions for summary judgment brought by both parties was held on December 20, 2005, and the CAFC issued rulings on claims construction and in response to some of the motions for summary judgment on March 1, 2006. In response to the CAFC’s ruling, on March 21, 2006, Guidant filed a special request with the CAFC to appeal certain of the March 1, 2006 rulings, or to clarify the August 31, 2005 CAFC decision. The Company filed responses to these filings on April 7, 2006. The parties are presently awaiting ruling from the CAFC addressing these filings. In the meantime, the case before the CAFC is proceeding in accordance with deadlines established by the CAFC, with trial currently scheduled for April 30, 2007.

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

The Company has not accrued any amounts for legal settlements or judgments related to the Guidant 1996 patent litigation. Although the Company believes that the assertions and claims in these matters are without merit, potential losses arising from any legal settlements or judgments are possible, but not estimable, at this time. Any potential losses could be material to the Company’s consolidated earnings, financial position and cash flows.

Guidant 2004 Patent Litigation:  In February 2004, Guidant sued the Company in federal district court in Delaware alleging that the Company’s Epic® HF ICD, Atlas®+ HF ICD and Frontier™ devices infringe U.S Patent No. RE 38,119E (the ‘119 patent). A competitor of the Company, Medtronic, Inc., which has a license to the ‘119 patent, is contending in a separate lawsuit with Guidant in the same court that the ‘119 patent is invalid. In July 2005, the court ruled against Medtronic’s claim of invalidity, but Medtronic is appealing that decision. By agreement with Guidant, Medtronic had presented limited arguments of invalidity in its case and did not address infringement. On January 6, 2006, the Court ruled against the Company in response to a motion for summary judgment it had filed in June 2005. The Company expects to assert invalidity arguments that were not made by Medtronic and also defend against Guidant’s claims of infringement. Pursuant to a recent order of the Court, this matter is presently set for trial in March 2007, and it is otherwise proceeding in accordance with deadlines established by the Court.

Guidant also sued the Company in February 2004 alleging that the Company’s QuickSite® 1056K pacing lead infringes U.S. Patent No. 5,755,766 (the ‘766 patent). This second suit was initiated in federal district court in Minnesota. Guidant later amended its complaint to allege that the QuickSite® 1056K and the QuickSite® 1056T pacing leads infringe U.S. Patent No. 6,901,288, as well as the ‘766 patent. Guidant is seeking an injunction against the manufacture and sale of these devices by the Company in the United States and compensation for what it claims are infringing sales of these products through the effective date of the injunction. According to orders of the Court, this matter is scheduled to be set for trial on June 30, 2007. It is proceeding in accordance with deadlines established by the Court.

The Company has not accrued any amounts for legal settlements or judgments related to the Guidant 2004 patent litigation. Although the Company believes that the assertions and claims in these matters are without merit, potential losses arising from any legal settlements or judgments are possible, but not estimable, at this time. Any potential losses could be material to the Company’s consolidated earnings, financial position and cash flows.

Advanced Bionics Patent Litigation:   The Company’s recently acquired subsidiary, ANS, has outstanding legal proceedings with Advanced Bionics, a subsidiary of Boston Scientific Corporation. After ANS initially filed a lawsuit for patent infringement against Advanced Bionics, Advanced Bionics filed a First Amended Answer and Counterclaims against ANS in March 2005, asserting, among other things, that ANS is infringing Advanced Bionics’ U.S. Patent Nos. 6,381,496 and 6,516,277. These patents relate to changing operational parameters sets and to a specific type of rechargeable spinal cord stimulation system, respectively.

This matter is venued in the U.S. District Court for the Eastern District of Texas, Sherman Division. In the counterclaims it has asserted, Advanced Bionics claims that the Company is infringing the patents identified above by marketing and selling the GenesisRC™ rechargeable IPG system and the Eon™ rechargeable system. The counterclaims seek temporary restraining orders, permanent injunctions, compensatory damages, exemplary damages including treble damages, pre-judgment and post-judgment interest, attorneys’ fees and such other relief as the court may grant. On May 18, 2005, the court granted ANS’s motion to sever these counterclaims from ANS’s claims against Advanced Bionics and ordered that the counterclaims proceed separately. A hearing on the construction and interpretation of the patent claims at issue is scheduled in the counterclaim case for May 2006, and trial is presently scheduled for November 2006. The Company intends to continue to vigorously defend against these counterclaims.

The Company has not accrued any amounts for legal settlements or judgments related to Advanced Bionics’ counterclaims against ANS. Potential losses arising from any legal settlements or judgments are possible, but not estimable, at this time. Management currently expects that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) will not have a material adverse effect on the Company’s consolidated financial position, although such costs may be material to the Company’s consolidated earnings and cash flows of a future period.

Securities Class Action Litigation:   In April and May 2006, three shareholders, each purporting to act on behalf of a class of purchasers during the period January 25 through April 4, 2006, separately sued the Company and certain officers in Minnesota Federal District Court alleging that the Company made materially false and misleading statements during the class period relating to financial performance, projected earnings guidance, and projected sales of ICDs. The complaints seek unspecified damages and other relief, as well as attorneys’ fees. A lead plaintiff has not yet been appointed and no date has been set for preliminary motions. The Company intends to vigorously defend against the claims asserted in these actions.

Additionally, the Company’s recently acquired subsidiary, ANS, has outstanding securities class action legal proceedings. In late May 2005, the U.S. District Court for the Eastern District of Texas, Sherman Division, granted an order consolidating three previously filed cases which sought class action status for claims asserted against ANS and certain of the individuals who were serving as ANS’s officers and directors at that time (the Class Action Litigation), on behalf of purchasers of ANS securities between April 24, 2003 and February 16, 2005, inclusive (the Class Period).

The court also granted an order appointing lead and liaison counsel and appointing the lead plaintiff in the Class Action Litigation. The three previously filed suits each alleged that ANS violated federal securities laws by allegedly issuing false and misleading statements to the market regarding ANS’s financial performance throughout the Class Period, which statements allegedly had the effect of artificially inflating the market price of the ANS’s securities. In particular, the claims alleged that improper marketing and sales practices accounted for ANS’s revenue growth, citing, among other things, ANS’s public announcement made on February 17, 2005 that the Company had received a subpoena from the Office of the Inspector General, Department of Health and Human Services (OIG), requesting documents related to sales and marketing, reimbursement, Medicare and Medicaid billing and other business practices. The plaintiffs in the Class Action Litigation are seeking unspecified compensatory damages and costs and expenses of litigation. No class has been certified at this time. The plaintiffs filed an amended consolidated complaint in September 2005. By agreement with the plaintiffs, ANS filed its Motion to Dismiss on January 13, 2006. The Company intends to vigorously defend against the claims made in the Class Action Litigation and believes the claims asserted in the Class Action Litigation are without merit.

Other Litigation and Governmental Investigation Matters:   The Company has been named in the report of the Independent Inquiry Committee into the United Nations (U.N.) Oil-For-Food Programme as having made payments to the Iraqi government in connection with certain product sales made by the Company to Iraq under the U.N. Oil-For-Food Programme in 2001, 2002 and 2003. The Company is investigating the allegations. In February 2006, the Company received a subpoena from the SEC requesting the Company to produce documents concerning transactions under the U.N. Oil-for-Food Programme. The Company is cooperating with the SEC’s request.

In late January 2005, ANS received a subpoena from the OIG, requesting documents related to certain of its sales and marketing, reimbursement, Medicare and Medicaid billings, and other business practices of ANS. The Company is cooperating with the OIG’s request for documents.

In October 2005, the Company received a subpoena for documents relating to business practices in its cardiac rhythm management business from the U.S. Attorney’s Office in Boston as part of an industry-wide investigation. The Company is cooperating with the investigation.

The Company is also involved in various other product liability lawsuits, claims and proceedings that arise in the ordinary course of business.

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

Changes in the Company’s product warranty liability during the three months ended March 31, 2006 and 2005 were as follows (in thousands):

Three Months Ended March 31,	2006	2005

Balance at beginning of year	$19,897	$13,235
Warranty expense recognized	1,273	148
Warranty credits issued	(1,496)	(379)

Balance at end of year	$19,674	$13,004

Other Commitments:   The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products, commitments to fund minority investments and other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of March 31, 2006, the Company estimates it could be required to pay $269.3 million in future periods to satisfy such commitments. Refer to Part II, Item 7A, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2005 Annual Report on Form 10-K for additional information.

NOTE 7 – PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT (IPR&D) CHARGE

Refer to Note 7 to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K for additional information regarding IPR&D acquired as part of the Company’s recent acquisitions. There has been no material changes in the completion status of IPR&D projects acquired and the estimated total cost to complete each project from that previously disclosed in our 2005 Annual Report on Form 10-K.

Endocardial Solutions, Inc. (ESI): In January 2005, the Company acquired ESI to further enhance the Company’s portfolio of products used to treat heart rhythm disorders. At the date of acquisition, $12.4 million of the purchase price was expensed as IPR&D related to system upgrades that had not yet reached technological feasibility and had no future alternative use. These major system upgrades are part of the Ensite® system which is used for the navigation and localization of diagnostic and therapeutic catheters used in atrial fibrillation ablation and other electrophysiology (EP) catheterization procedures. During 2005, the Company incurred $0.7 million in costs related to these projects and in the third quarter of 2005, the Company achieved commercial viability and launched Ensite® system version 5.1 and the Ensite® Verismo™ segmentation tool.

NOTE 8 – DEBT

The Company’s long-term debt consisted of the following (in thousands):

	March 31, 2006	December 31, 2005

2.80% Convertible Senior Debentures	$660,000	$660,000
1.02% Yen-denominated notes	177,087	176,937
Commercial paper borrowings	—	216,000
Other	26	33

Total long-term debt	$837,113	$1,052,970
Less: current portion of long-term debt	660,000	876,000

Long-term debt	$177,113	$176,970

The 2.80% Convertible Senior Debentures, that mature on December 15, 2035, have been classified as current portion of long-term debt as the Company may be required to redeem these obligations on December 15, 2006. The Company normally classifies all of its commercial paper borrowings as long-term debt as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed credit facilities. Because the Company repaid all of its outstanding commercial paper borrowings in January 2006, the Company classified the December 31, 2005 balance as current portion of long-term debt.

NOTE 9 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital consists of 25 million shares of $1.00 per share par value preferred stock and 500 million shares of $0.10 per share par value common stock. The Company has designated 1.1 million of the authorized preferred shares as a Series B Junior Preferred Stock for its shareholder rights plan. There were no shares of preferred stock issued or outstanding at March 31, 2006 or December 31, 2005.

NOTE 10 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

Three Months Ended March 31,	2006	2005

Numerator:
Net earnings	$137,069	$119,351

Denominator:
Basic-weighted average shares outstanding	368,707	360,304
Effect of dilutive securities:
Employee stock options	16,069	15,211
Restricted shares	221	14

Diluted-weighted average shares outstanding	384,997	375,529

Basic net earnings per share	$0.37	$0.33

Diluted net earnings per share	$0.36	$0.32

Diluted-weighted average shares outstanding have not been adjusted for certain employee stock options where the effect of those securities would not have been dilutive. For both the three months ended March 31, 2006 and 2005, options to purchase approximately 4.6 million shares of common stock were excluded from the diluted net earnings per share computation because they were anti-dilutive.

NOTE 11 – COMPREHENSIVE INCOME

	Three Months Ended March 31,
(in thousands)	2006	2005

Net earnings	$137,069	$119,351
Other comprensive income (loss):
Cumulative translation adjustment - net	5,672	(31,770)
Available-for-sale securities, unrealized gain - net	2,391	8,955

Total comprehensive income	$145,132	$96,536

The amounts in other comprehensive income (loss) are presented net of the related income tax impact.

NOTE 12 – OTHER (EXPENSE) INCOME

	Three Months Ended March 31,
(in thousands)	2006	2005

Interest income	$4,117	$4,058
Interest expense	(6,471)	(2,306)
Other	1,650	(20)

Total other (expense) income	$(704)	$1,732

NOTE 13 – SEGMENT INFORMATION

Segment Information: The Company develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management, cardiac surgery, cardiology and atrial fibrillation therapy areas and implantable neuromodulation devices. The Company’s five operating segments are Cardiac Rhythm Management (CRM), Cardiac Surgery (CS), Neuromodulation (NEURO), Cardiology (CD) and Atrial Fibrillation (AF). The Company formed the NEURO operating segment in November 2005 in connection with the acquisition of ANS. Each operating segment focuses on developing and manufacturing products for its respective therapy area. The primary products produced by each operating segment are: CRM – ICD and pacemaker systems; CS – mechanical and tissue heart valves and valve repair products; NEURO – neurostimulation devices; CD – vascular closure devices, hemostasis introducers, patent foramen ovale closure devices, guidewires, embolic protection devices and other cardiology products; and AF – EP catheters, advanced cardiac mapping systems and ablation systems.

The Company has aggregated the five operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/CS/NEURO and CD/AF. Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end-customers and operating expenses managed by each of the reportable segments. Certain operating expenses managed by the Company’s selling and corporate functions are not included in the reportable segments’ operating profit. Because of this, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments. Additionally, certain assets are managed by the Company’s selling and corporate functions, principally including end-customer receivables, inventory, corporate cash and cash equivalents and deferred income taxes. For management reporting purposes, the Company does not compile capital expenditures by reportable segment and, therefore, this information has not been presented as it is impracticable to do so.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/CS/NEURO	CD/AF		Other	Total

Three Months ended March 31, 2006:
Net sales	$599,044	$185,372		$—	$784,416
Operating profit	361,446	80,378		(255,321)	186,503

Three Months ended March 31, 2005:
Net sales	$495,196	$168,713		$—	$663,909
Operating profit	310,924	62,589	(a)	(205,919)	167,594

(a)	Included in CD/AF first quarter 2005 operating profit is an IPR&D charge of $12.4 million relating to the acquisition of ESI.

The following table presents the Company’s total assets by reportable segment (in thousands):

	March 31, 2006	December 31, 2005

CRM/CS/NEURO	$1,965,868	$1,936,915
CD/AF	686,315	679,973
Other	2,153,150	2,227,952

	$4,805,333	$4,844,840

Geographic Information:   The following tables present certain geographical financial information (in thousands):

	Three Months Ended March 31,
Net Sales (a)	2006	2005

United States	$464,156	$373,396
International
Europe	189,132	169,746
Japan	67,987	68,020
Other (b)	63,141	52,747

	320,260	290,513

	$784,416	$663,909

(a)	Net sales are attributed to geographies based on location of the customer.
(b)	No one geographic market is greater than 5% of consolidated net sales.

Long-Lived Assets	March 31, 2006	December 31, 2005

United States	$2,648,202	$2,596,513
International
Europe	102,593	100,068
Japan	123,670	125,962
Other	84,551	81,156

	310,814	307,186

	$2,959,016	$2,903,699

NOTE 14 – SUBSEQUENT EVENT

On April 18, 2006, the Company’s Board of Directors authorized a new share repurchase program of up to $700 million of the Company’s outstanding common stock. On April 21, 2006, the Company started making share repurchases through transactions in the open market in accordance with applicable securities laws. Share repurchased under this program will be purchased at market prices less than $45 per share ending on or before June 30, 2006. The $700 million share repurchase program replaces an earlier share repurchase program, under which the Company was authorized to repurchase up to $300 million of our outstanding common stock. No stock had been repurchased under this earlier program.

As of May 8, 2006, approximately 9 million shares had been repurchased. The Company has approximately 361 million shares of common stock issued and outstanding as of May 8, 2006.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our business is focused on the development, manufacturing and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiac surgery, cardiology and atrial fibrillation therapy areas and implantable neuromodulation devices. We sell our products in more than 100 countries around the world. Our largest geographic markets are the United States, Europe and Japan. Our five operating segments are Cardiac Rhythm Management (CRM), Cardiac Surgery (CS), Neuromodulation (NEURO), Cardiology (CD) and Atrial Fibrillation (AF). Each operating segment focuses on developing and manufacturing products for its respective therapy area. Our principal products in each operating segment are as follows: CRM – tachycardia implantable cardioverter defibrillator systems (ICDs) and bradycardia pacemaker systems (pacemakers); CS – mechanical and tissue heart valves and valve repair products; NEURO – neurostimulation devices; CD – vascular closure devices, hemostasis introducers, patent foramen ovale closure devices, guidewires, embolic protection devices and other cardiology products; and AF – electrophysiology (EP) catheters, advanced cardiac mapping systems and ablation systems. References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.

Net sales in the first quarter of 2006 were $784.4 million, an increase of approximately 18% over the first quarter of 2005, led by growth in sales of our ICDs as well as neuromodulation product sales from the acquisition of Advanced Neuromodulation Systems, Inc. (ANS). Our ICD net sales grew approximately 27% to $262.4 million in the first quarter of 2006. The acquisition of ANS in the fourth quarter of 2005 contributed $42.0 million to our first quarter 2006 sales growth, and AF net sales increased 26% to $73.8 million. Unfavorable foreign currency translation comparisons decreased first quarter 2006 sales by $21.9 million. Refer to the Segment Performance section below for a more detailed discussion of the results for the respective segments.

The global ICD market grew at an estimated compounded annual growth rate of approximately 28% from 2001 to 2005. We believe the rate of growth declined significantly in the second half of 2005 and first quarter of 2006 due to a number of factors, including adverse publicity relating to product recalls of a competitor during 2005. We forecast that the overall ICD market will remain depressed in the near term but eventually will rebound. This is because data indicates the potential patient populations remain significantly unpenetrated. We also expect that we can continue to increase our ICD market share; we plan to expand our U.S. Sales organization and to introduce new CRM products in order to help accomplish this.

Net earnings and diluted net earnings per share for the first quarter of 2006 were $137.1 million and $0.36 per diluted share, increases of 15% and 12%, respectively, over the first quarter of 2005. These increases were due to incremental profits resulting from higher sales, as well as a $12.4 million after-tax charge, or $0.03 per diluted share, in the first quarter of 2005, for purchased in-process research and development (IPR&D) related to the acquisition of Endocardial Solutions, Inc. (ESI). These increases were offset by after-tax stock-based compensation expense of $12.2 million, or $0.03 per diluted share, in the first quarter of 2006 resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), on January 1, 2006.

Our cash flows from operations remained strong during the first three months of 2006 helping to further strengthen our balance sheet and providing cash to repay outstanding commercial paper. We ended the quarter with $392.7 million of cash and cash equivalents and $837.1 million of debt. We have strong short-term credit ratings, with an A2 rating from Standard & Poor’s and a P2 rating from Moody’s. On April 18, 2006, our Board of Directors authorized a new share repurchase program of up to $700 million of our outstanding common stock. We are funding the repurchases, which we started on April 21, 2006, with borrowings under our existing commercial paper program and cash on hand.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in our 2005 Annual Report on Form 10-K.

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; estimated useful lives of diagnostic equipment; valuation of IPR&D, other intangible assets and goodwill; income taxes; and legal reserves and insurance receivables. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Other than the inclusion of stock-based compensation as a significant accounting policy (see Note 1 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q) and critical accounting estimate effective with our adoption of SFAS No. 123(R) on January, 1, 2006, there have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2005 Annual Report on Form 10-K.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. We elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively revised. For the Company, the valuation provisions of SFAS No. 123(R) apply to awards granted after the January 1, 2006 effective date. Estimated stock-based compensation expense for awards granted prior to the effective date but that remain unvested on the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

The adoption of SFAS No. 123(R) had a material impact on our consolidated results of operations and cash flows. However, we believe that stock-based compensation aligns the interests of managers and non-employee directors with the interests of shareholders. As a result, we do not currently expect to significantly change our various stock-based compensation programs. See Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information regarding our stock-based compensation programs.

We use the Black-Scholes standard option pricing model (Black-Scholes model) to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of the awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions of other variables, including projected employee stock option exercise behaviors, risk-free interest rate, expected volatility of our stock price in future periods and expected dividends.

We analyze historical employee exercise and termination data to estimate the expected life assumption. We believe that historical data currently represents the best estimate of the expected life of a new employee option. We also stratify our employee population based upon distinctive exercise behavior patterns. The risk-free interest rate we use is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options. We estimate the expected volatility of our common stock by using the implied volatility in market traded options. Our decision to use implied volatility was based on the availability of actively traded options for our common stock and our assessment that implied volatility is more representative of future stock price trends than the historical volatility of our common stock. Because we do not anticipate paying any cash dividends in the foreseeable future, we use an expected dividend yield of zero. The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate pre-vesting option forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the expense in future periods may differ significantly from what we have recorded in the current period and could materially affect our net earnings and net earnings per share of a future period.

The Black-Scholes model was developed for use in estimating the fair value of market traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. There is a risk that our estimates of the fair values of our stock-based awards on the grant dates as determined using the Black-Scholes model may bear little resemblance to the actual values realized upon the exercise or forfeiture of those stock-based awards in the future. Some employee stock options may expire without value, or only realize minimal intrinsic value, as compared to the fair values originally estimated on the grant date and recognized in our financial statements. Alternatively, some employee stock options may realize significantly more value than the fair values originally estimated on the grant date and recognized in our financial statements.

The guidance in SFAS No. 123(R) is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we may adopt a different valuation model in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based awards. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

ACQUISITIONS & MINORITY INVESTMENTS

We made an initial $12.5 million investment in ProRhythm, Inc. (ProRhythm) in January 2005, which approximated a 9% ownership interest. In January 2006, we made a second $12.5 million investment in ProRhythm, increasing our total ownership interest to approximately 18%. ProRhythm is a privately-held company that is focused on the development of a high intensity focused ultrasound catheter-based ablation system for the treatment of atrial fibrillation. In connection with making the initial equity investment, we also entered into a purchase agreement, under which we have the exclusive right, but not the obligation, through the later of three months after the date ProRhythm delivers certain clinical trial data or March 31, 2007, to acquire the remaining capital stock of ProRhythm for $125.0 million in cash, with additional cash consideration payable to the non-St. Jude Medical shareholders after the consummation of the acquisition if ProRhythm achieves certain performance-related milestones. The ProRhythm investment is being accounted for under the cost method of accounting.

SEGMENT PERFORMANCE

Our five operating segments are Cardiac Rhythm Management (CRM), Cardiac Surgery (CS), Neuromodulation (NEURO), Cardiology (CD) and Atrial Fibrillation (AF). We formed our NEURO operating segment in November 2005 in connection with the acquisition of ANS. Each operating segment focuses on developing and manufacturing products for its respective therapy area. The primary products produced by each operating segment are: CRM – ICD and pacemaker systems; CS – mechanical and tissue heart valves and valve repair products; NEURO – neurostimulation devices; CD – vascular closure devices, hemostasis introducers, patent foramen ovale closure devices, guidewires, embolic protection devices and other cardiology products; and AF – EP catheters, advanced cardiac mapping systems and ablation systems.

We aggregate our five operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/CS/NEURO and CD/AF. Net sales of our reportable segments include end-customer revenues from the sale of products they each develop and manufacture. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end-customers and operating expenses managed by each of the reportable segments. Certain operating expenses managed by our selling and corporate functions are not included in our reportable segments’ operating profit. Because of this, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments. The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/CS/NEURO	CD/AF		Other	Total

Three Months ended March 31, 2006:
Net sales	$599,044	$185,372		$—	$784,416
Operating profit	361,446	80,378		(255,321)	186,503

Three Months ended March 31, 2005:
Net sales	$495,196	$168,713		$—	$663,909
Operating profit	310,924	62,589	(a)	(205,919)	167,594

(a)	Included in CD/AF first quarter 2005 operating profit is an IPR&D charge of $12.4 million relating to the acquisition of ESI.

The following discussion of the changes in our net sales is provided by class of similar products within our five operating segments, which is the primary focus of our sales activities. This analysis sufficiently describes the changes in our sales results for our two reportable segments.

Cardiac Rhythm Management

	Three Months Ended March 31,
(dollars in thousands)	2006	2005	% Change

ICD systems	$262,353	$206,379	27.1%
Pacemaker systems	220,858	217,094	1.7%

	$483,211	$423,473	14.1%

Cardiac Rhythm Management net sales increased 14% in the first quarter 2006 over the first quarter of 2005. CRM net sales were favorably impacted by a 21% growth in unit volume driven by sales of traditional ICD products and the market penetration of products into the cardiac resynchronization therapy segments of the U.S. pacemaker and ICD market. Foreign currency translation had an unfavorable impact on CRM net sales in the first quarter of 2006 as compared with the first quarter of 2005 of approximately $11.6 million. Growth in CRM unit volume was offset by a low single-digit percentage decline in global average selling price. Net sales of ICD systems increased 27% in the first quarter of 2006, due to a 34% increase in ICD unit sales that was partially offset by approximately $4.3 million of unfavorable impact from foreign currency translation as well as a low single-digit percentage decline in average selling price. Net sales of pacemaker systems increased 2% during the first quarter of 2006 due to a 9% increase in pacemaker unit sales that was partially offset by approximately $7.3 million of unfavorable impact from foreign currency translation as well as a low single-digit percentage decline in average selling price.

Cardiac Surgery

	Three Months Ended March 31,
(dollars in thousands)	2006	2005	% Change

Heart valves	$69,432	$66,687	4.1%
Other cardiac surgery products	4,446	5,036	-11.7%

	$73,878	$71,723	3.0%

Cardiac Surgery net sales increased 3% in the first quarter 2006 over the first quarter of 2005. CS net sales were favorably impacted by a 9% growth in unit volume driven by increased sales of tissue heart valves. Foreign currency translation had an unfavorable impact of $3.1 million and average selling price declined approximately 1%. Heart valve net sales increased 4% during the first quarter of 2006, due primarily to an increase in unit volume of approximately 9%. Foreign currency translation had an unfavorable impact of $2.6 million while average selling price declined approximately 1%. Sales growth in tissue heart valves continues to be partially offset by declines in mechanical heart valves net sales. Net sales of other cardiac surgery products decreased $0.6 million during the first quarter of 2006 compared to the first quarter of 2005.

Neuromodulation

	Three Months Ended March 31,
(dollars in thousands)	2006	2005

Neuromodulation products	$41,955	$—

St. Jude Medical did not have neuromodulation product sales prior to our acquisition of ANS in November 2005. First quarter 2006 net sales of $42.0 million represent a 30% increase over ANS’s first quarter 2005 sales of $32.3 million as a stand-alone company.

Cardiology

	Three Months Ended March 31,
(dollars in thousands)	2006	2005	% Change

Vascular closure devices	$84,030	$82,761	1.5%
Other cardiology products	27,590	27,411	0.7%

	$111,620	$110,172	1.3%

Cardiology net sales increased 1% during the first quarter of 2006 compared to the first quarter of 2005. CD net sales were favorably impacted by a 9% growth in unit volume driven by increased sales of vascular closure devices. Foreign currency translation had an unfavorable impact of $4.4 million and average selling price declined approximately 3%. Net sales of vascular closure devices increased 2% during the first quarter of 2006 due to a 6% increase in unit sales, offset by an unfavorable foreign currency translation impact of $2.3 million and a 2% decline in average selling price. Net sales of other cardiology products increased 1% during the first quarter of 2006 compared to the first quarter of 2005.

Atrial Fibrillation

	Three Months Ended March 31,
(dollars in thousands)	2006	2005	% Change

Atrial fibrillation products	$73,752	$58,541	26.0%

Atrial Fibrillation net sales increased 26% during the first quarter of 2006 compared to the first quarter of 2005. The increase in AF net sales was due to sales of products related to recent acquisitions and an increase in unit volume of existing products. Foreign currency translation had an unfavorable impact of $2.8 million.

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended March 31,
(dollars in thousands)	2006	2005	% Change

Net sales	$784,416	$663,909	18.2%

Overall, net sales increased 18% in the first quarter of 2006 over the first quarter of 2005. First quarter 2006 net sales were favorably impacted by growth in unit volume of approximately 25% and incremental revenue of approximately $42.0 million resulting from the acquisition of ANS. This growth was partially offset by foreign currency translation which had an unfavorable impact on first quarter 2006 net sales of $21.9 million due primarily to the strengthening of the U.S. Dollar against the Euro and the Yen. This amount is not indicative of the net earnings impact of foreign currency translation for the first quarter of 2006 due to partially offsetting favorable foreign currency translation impacts on cost of sales and operating expenses. Additionally, first quarter 2006 net sales were unfavorably impacted by an overall decline in average selling price of approximately 4%.

Net sales by geographic markets were as follows (in thousands):

	Three Months Ended March 31,
Net Sales (a)	2006	2005

United States	$464,156	$373,396
International
Europe	189,132	169,746
Japan	67,987	68,020
Other (b)	63,141	52,747

	320,260	290,513

	$784,416	$663,909

(a)	Net sales are attributed to geographies based on location of the customer.
(b)	No one geographic market is greater than 5% of consolidated net sales.

Gross Profit

	Three Months Ended March 31,
(dollars in thosands)	2006	2005

Gross profit	$575,969	$476,026
Percentage of net sales	73.4%	71.7%

Gross profit for the first quarter of 2006 totaled $576.0 million, or 73.4% of net sales, compared to $476.0 million, or 71.7% of net sales, for the first quarter of 2005. The increase in our gross profit percentage reflects increased manufacturing efficiencies. Stock-based compensation expense recorded in the first quarter of 2006 resulted in an unfavorable 0.2 percentage point impact on our gross profit percentage.

Selling, General and Administrative (SG&A) Expense

	Three Months Ended March 31,
(dollars in thosands)	2006	2005

Selling, general and administrative	$284,208	$219,047
Percentage of net sales	36.2%	33.0%

SG&A expense for the first quarter of 2006 totaled $284.2 million, or 36.2% of net sales, compared to $219.0 million, or 33.0% of net sales, for the first quarter of 2005. Approximately 1.5 percentage points of the first quarter 2006 SG&A expense as a percent of net sales relates to $12.0 million of stock-based compensation expense. The remaining 1.7 percentage point increase in SG&A expense as a percent of net sales relates to higher amortization expense resulting from intangible assets acquired as part of fiscal year 2005 acquisitions and higher costs related to the continued expansion of our selling organization infrastructure.

Research and Development (R&D) Expense

	Three Months Ended March 31,
(dollars in thosands)	2006	2005

Research and development	$105,258	$76,985
Percentage of net sales	13.4%	11.6%

R&D expense in the first quarter of 2006 totaled $105.3 million, or 13.4% of net sales, compared to $77.0 million, or 11.6% of net sales, for the first quarter of 2005. Approximately 0.6 percentage points of the first quarter 2006 R&D expense as a percent of net sales relates to $4.5 million of stock-based compensation expense. The remaining 1.2 percentage point increase in first quarter 2006 R&D expense as a percent of net sales was due primarily to our increased spending on the development of new products and related clinical trials, including products to treat emerging indications including atrial fibrillation.

Purchased In-Process Research and Development Charge

In January 2005, we acquired ESI to further enhance our portfolio of products used to treat heart rhythm disorders. At the date of acquisition, $12.4 million of the purchase price was expensed as IPR&D related to system upgrades that had not yet reached technological feasibility and had no future alternative use. These major system upgrades are part of the Ensite® system which is used for the navigation and localization of diagnostic and therapeutic catheters used in atrial fibrillation ablation and other EP catheterization procedures. In 2005 we incurred an additional $0.7 million in costs related to these projects and in the third quarter of 2005, we achieved commercial viability and launched Ensite® system version 5.1 and the Ensite® Verismo™ segmentation tool.

Other (Expense) Income

	Three Months Ended March 31,
(in thousands)	2006	2005

Interest income	$4,117	$4,058
Interest expense	(6,471)	(2,306)
Other	1,650	(20)

Total other (expense) income	$(704)	$1,732

The unfavorable change in other (expense) income during the first quarter of 2006 as compared with the first quarter of 2005 was due primarily to higher interest expense from the commercial paper and convertible debt issued in the fourth quarter of 2005 to fund a portion of the acquisition of ANS.

Income Taxes

	Three Months Ended March 31,
(as a percent of pre-tax income)	2006	2005

Effective tax rate	26.2%	29.5%

Our effective income tax rate was 26.2% and 29.5% for the first quarter of 2006 and 2005, respectively. The effective tax rate for the first quarter of 2005 was negatively impacted by 2.8 percentage points from a $12.4 million IPR&D charge in connection with the acquisition of ESI. This IPR&D charge had no related tax benefits because it was non-deductible for income tax purposes.

The Federal Research and Development tax credit (R&D tax credit), which provides a tax benefit on certain incremental R&D expenditures, expired on December 31, 2005. Legislation to retroactively reinstate the R&D tax credit is pending in the U.S. Congress, however, it was not enacted and signed into law as of March 31, 2006. Accordingly, no benefit from the R&D tax credit was included in our first quarter 2006 effective tax rate. We anticipate that Congress will retroactively reinstate the R&D tax credit, as they have done in the past. The benefit of the R&D tax credit will be reflected in the computation of the annual effective tax rate during the period the legislation is enacted and signed into law.

LIQUIDITY

Cash provided by operating activities was $113.3 million for the first three months of 2006, an increase of 11.5% from the same period one year ago. Improvement in operating cash flow during the first three months of 2006 when compared to the first three months of 2005 is primarily related to increased earnings which were partially offset by a change in classification of excess tax benefits from the exercise of stock options. For the first three months of 2005, these excess tax benefits were classified as operating cash flows as part of the change in income taxes payable, however, for the first three months of 2006, such benefits are now classified as financing cash flows. These excess tax benefits had positively impacted our operating cash flows for the first three months of 2005 by $25.4 million. This required change in classification resulted from our adoption of SFAS No. 123(R) on January 1, 2006. See Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion of how adopting SFAS No. 123(R) affected our consolidated results of operations and statement of cash flows. Accounts receivable decreased in the first three months of 2006 compared to the same period in 2005 as the result of lower sales volumes over the comparative sequential fourth quarter. Our day sales outstanding remained unchanged at 91 days at March 31, 2006 and December 31, 2005. Inventory increased as the result of lower sales volumes over the comparative sequential fourth quarter. Our inventory, expressed as the number of days of cost of sales on hand, increased from 159 days at December 31, 2005 to 175 days at March 31, 2006.

Because we did not make any significant acquisitions in the first three months of 2006, cash used in investing activities decreased when compared to the first three months of 2005, when we acquired ESI for $279.4 million, less cash acquired. However, we did increase our investments in property, plant and equipment, including next-generation diagnostic equipment such as our Merlin™ Patient Care System. We expect fiscal year 2006 capital expenditures to total approximately $225 million to $250 million, compared to $159 million in fiscal year 2005. If strategic opportunities arise, we have sufficient short-term liquidity sources to fund internal development opportunities and invest in acquisitions and minority investments. In January 2006, we made an additional $12.5 million investment in ProRhythm. Refer to the Acquisitions and Minority Investments section above for more detail on our investment in ProRhythm.

Total debt at March 31, 2006 decreased because we repaid all of the $216.0 million of commercial paper borrowings outstanding at December 31, 2005. As discussed previously, excess tax benefits from the exercise of stock options are now classified as financing cash flows, and this amount can fluctuate significantly in future periods as it is dependent upon, among other things, the level of stock option exercises by our employees. As described below under Share Repurchase Program, on April 18, 2006, our Board of Directors authorized a new share repurchase program of up to $700 million of our outstanding common stock through June 30, 2006.

At March 31, 2006, a large portion of our cash and cash equivalents were held by our non-U.S. subsidiaries. These funds are only available for use by our U.S. operations if they are repatriated into the United States. We continue to evaluate additional repatriation opportunities. We are not dependent on the repatriation of these funds to meet our future cash flow needs. We have sufficient access to capital markets to meet currently anticipated growth and to fund potential acquisition and/or investment funding needs.

SHARE REPURCHASE PROGRAM

On April 18, 2006, our Board of Directors authorized a new share repurchase program of up to $700 million of our outstanding common stock. On April 21, 2006, we started making share repurchases through transactions in the open market in accordance with applicable securities laws. Share repurchased under this program will be purchased at market prices less than $45 per share ending on or before June 30, 2006. We are financing the repurchases with cash on hand and borrowings under our existing commercial paper program. The $700 million share repurchase program replaces our earlier share repurchase program, under which we were authorized to repurchase up to $300 million of our outstanding common stock. No stock had been repurchased under this earlier program.

CAPITAL RESOURCES

In December 2005, we issued $660.0 million aggregate principal amount of 2.80% Convertible Senior Debentures (Convertible Debentures) that mature on December 15, 2035. Interest payments are required on a semi-annual basis. Contingent interest is payable in certain circumstances after December 15, 2006. We have the right to redeem some or all of the Convertible Debentures for cash at any time on or after December 15, 2006. We also may be required to repurchase some or all of the Convertible Debentures for cash on various dates starting December 15, 2006 and upon the occurrence of certain events. The Convertible Debentures are convertible under certain circumstances for cash and shares of our common stock, if any, at a conversion rate of 15.5009 shares (or an initial conversion price of approximately $64.51 per share of common stock). Upon conversion, we would be required to satisfy up to 100% of the principal amount of the Convertible Debentures solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock.

In May 2003, we issued 7-year, 1.02% unsecured notes totaling 20.9 billion Yen, or $177.1 million and $176.9 million at March 31, 2006 and December 31, 2005, respectively. Interest payments are required on a semi-annual basis and the entire principal balance of the 1.02% unsecured notes is due in May 2010.

Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. In January 2006, the Company repaid all of its outstanding commercial paper borrowings. Any future commercial paper borrowings we make would bear interest at varying market rates.

On March 31, 2006, we had up to $750.0 million of available borrowings under our committed credit facilities in the United States. Borrowings under these credit facilities bear interest at variable rates tied to the London InterBank Offered Rate (LIBOR) and can be used for general corporate purposes or to support our commercial paper program. Internationally, we had up to approximately $8.5 million of available borrowings under our committed credit facilities. There were no outstanding borrowings under our credit facilities at March 31, 2006 or December 31, 2005.

Our 1.02% unsecured notes and revolving credit facilities contain various operating and financial covenants. Specifically, we must have a ratio of total debt to total capitalization not exceeding 55%, have a leverage ratio (defined as the ratio of total debt to EBIT (net earnings before interest and income taxes) or total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0, and an interest coverage ratio (defined as the ratio of EBIT to interest expense or the ratio of EBITDA to interest expense) not less than 3.0 to 1.0 or 3.5 to 1.0, as applicable. We also have limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. However, these agreements do not include provisions for the termination of the agreements or acceleration of repayment due to changes in our debt ratings. We were in compliance with all of our debt covenants at March 31, 2006.

We believe that our existing cash balances, available borrowings under our worldwide committed credit facilities and future cash generated from operations will be sufficient to meet our working capital and capital investment needs over the next twelve months and in the foreseeable future thereafter. Should suitable investment opportunities arise, we believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital, if necessary.

COMMITMENTS AND CONTINGENCIES

A description of our contractual obligations and other commitments is contained in Part II, Item 7A, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2005 Annual Report on Form 10-K. Other than a new commitment to complete our $700 million share repurchase program before June 30, 2006, there have been no significant changes in our contractual obligations and other commitments as previously disclosed in our 2005 Annual Report on Form 10-K. Our $700 million share repurchase program is discussed in Note 14 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We have no off-balance sheet financing arrangements other than that previously disclosed in our 2005 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENTS

In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that may constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in Part I, Item 1A, Risk Factors of our 2005 Annual Report on Form 10-K, as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the list below.

1.	Legislative or administrative reforms to the U.S. Medicare or Medicaid systems or similar reforms of international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for such procedures, as well as adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues.
2.	Acquisition of key patents by others that have the effect of excluding us from market segments or require us to pay royalties.
3.	Economic factors, including inflation, changes in interest rates and changes in foreign currency exchange rates.
4.	Product introductions by competitors which have advanced technology, better features or lower pricing.
5.	Price increases by suppliers of key components, some of which are sole-sourced.
6.	A reduction in the number of procedures using our devices caused by cost-containment pressures or preferences alternate therapies.

7.	Safety, performance or efficacy concerns about our marketed products, many of which are expected to be implanted for many years, leading to recalls and/or advisories with the attendant expenses and declining sales.
8.	Changes in laws, regulations or administrative practices affecting government regulation of our products, such as FDA laws and regulations, that increase pre-approval testing requirements for products or impose additional burdens on the manufacture and sale of medical devices.
9.	Regulatory actions arising from the concern over Bovine Spongiform Encephalopathy, sometimes referred to as “mad cow disease,” that have the effect of limiting the Company’s ability to market products using collagen, such as Angio-Seal™, or that impose added costs on the procurement of collagen.
10.	Difficulties obtaining, or the inability to obtain, appropriate levels of product liability insurance.
11.	The ability of our Silzone® product liability insurers, especially Kemper, to meet their obligations to us.
12.	A serious earthquake affecting our facilities in Sunnyvale or Sylmar, California, or a hurricane affecting our operations in Puerto Rico.
13.	Healthcare industry consolidation leading to demands for price concessions or the exclusion of some suppliers from significant market segments.
14.	Adverse developments in the investigation of business practices in the cardiac rhythm management industry by the U.S. Attorney’s Office in Boston.
15.	Adverse developments in litigation, including product liability litigation, patent or other intellectual property litigation or shareholder litigation.
16.	Inability to successfully integrate the businesses that we have acquired in recent years, including ANS, and that we plan to acquire.
17.	Adverse developments arising out of the investigation by the Office of the Inspector General, Department of Health and Human Services into certain business practices of ANS.
18.	Failure to successfully complete clinical trials for new indications for our products and failure to successfully develop markets for such new indications.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2005 in our market risk. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2005 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

During the fiscal quarter ended March 31, 2006, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated. Our significant legal proceedings are discussed in Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and are incorporated herein by reference. While it is not possible to predict the outcome for most of the legal proceedings discussed in Note 6, the costs associated with such proceedings could have a material adverse effect on our consolidated earnings, financial position or cash flows of a future period.

Item 1A.	RISK FACTORS

There has been no material change in the risk factors set forth in our 2005 Annual Report on Form 10-K. For further information, see Part I, Item 1A, Risk Factors in our 2005 Annual Report on Form 10-K.

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

May 9, 2006	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

____________________
    #  Filed as an exhibit to this Quarterly Report on Form 10-Q.