Form 10-Q
period 2006-06-30
ST JUDE MEDICAL INC
filed 2006-08-07
CIK 203077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock, par value $.10 per share, outstanding on July 30, 2006 was 352,649,031.

ITEM	DESCRIPTION	PAGE

PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	$832,922	$723,655	$1,617,338	$1,387,564
Cost of sales	226,964	201,018	435,411	388,901

Gross profit	605,958	522,637	1,181,927	998,663
Selling, general and administrative expense	301,022	237,586	585,230	456,633
Research and development expense	108,840	89,807	214,098	166,792
Purchased in-process research and development charges	—	13,700	—	26,100

Operating profit	196,096	181,544	382,599	349,138
Other (expense) income – net	(5,219)	1,389	(5,923)	3,121

Earnings before income taxes	190,877	182,933	376,676	352,259
Income tax expense	49,845	81,452	98,575	131,427

Net earnings	$141,032	$101,481	$278,101	$220,832

Net earnings per share:
Basic	$0.39	$0.28	$0.76	$0.61
Diluted	$0.38	$0.27	$0.73	$0.59

Weighted average shares outstanding:
Basic	362,175	362,419	365,441	361,361
Diluted	375,141	376,964	380,069	376,247

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2006 (Unaudited)	December 31, 2005

ASSETS
Current Assets
Cash and cash equivalents	$314,955	$534,568
Accounts receivable, less allowance for doubtful accounts of $33,839 at June 30, 2006 and $33,319 at December 31, 2005	836,950	793,929
Inventories	430,209	378,456
Deferred income taxes, net	105,564	100,272
Other	160,447	133,916

Total current assets	1,848,125	1,941,141

Property, plant and equipment – at cost	1,049,656	930,594
Less accumulated depreciation	(511,259)	(492,178)

Net property, plant and equipment	538,397	438,416

Other Assets
Goodwill	1,639,063	1,634,973
Other intangible assets, net	554,686	572,246
Other	274,579	258,064

Total other assets	2,468,328	2,465,283

TOTAL ASSETS	$4,854,850	$4,844,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$660,000	$876,000
Accounts payable	177,835	169,296
Income taxes payable	90,741	108,910
Accrued expenses
Employee compensation and related benefits	187,358	204,089
Other	161,779	176,087

Total current liabilities	1,277,713	1,534,382

Long-Term Debt	714,344	176,970
Deferred Income Taxes, net	157,329	157,443
Other Liabilities	105,646	93,000

Total liabilities	2,255,032	1,961,795

Commitments and Contingencies (Note 7)	—	—

Shareholders’ Equity
Preferred stock	—	—
Common stock (352,491,992 and 367,904,418 shares issued and outstanding
at June 30, 2006 and December 31, 2005, respectively)	35,249	36,790
Additional paid-in capital	27,793	514,360
Unearned compensation	—	(5,641)
Retained earnings	2,516,942	2,345,311
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	236	(29,231)
Unrealized gain on available-for-sale securities	19,598	21,456

Total shareholders’ equity	2,599,818	2,883,045

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,854,850	$4,844,840

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

Six Months Ended June 30,	2006	2005

OPERATING ACTIVITIES
Net earnings	$278,101	$220,832
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	42,753	34,879
Amortization	35,099	25,110
Stock-based compensation	35,520	—
Purchased in-process research and development charges	—	26,100
Deferred income taxes	(4,386)	10,583
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(24,721)	(92,012)
Inventories	(45,279)	(11,299)
Other current assets	(27,567)	(2,781)
Accounts payable and accrued expenses	(30,755)	(4,704)
Income taxes payable	(13,063)	57,774

Net cash provided by operating activities	245,702	264,482

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(138,010)	(69,266)
Business acquisition payments, net of cash acquired	(6,047)	(362,353)
Other – net	(15,692)	(9,996)

Net cash used in investing activities	(159,749)	(441,615)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	45,549	61,007
Excess tax benefits from stock-based compensation	24,477	—
Common stock repurchased	(700,000)	—
Borrowings under debt facilities	1,442,600	2,577,023
Payments under debt facilities	(1,123,413)	(2,610,950)

Net cash (used in) provided by financing activities	(310,787)	27,080

Effect of currency exchange rate changes on cash and cash equivalents	5,221	(20,537)

Net decrease in cash and equivalents	(219,613)	(170,590)
Cash and cash equivalents at beginning of period	534,568	688,040

Cash and cash equivalents at end of period	$314,955	$517,450

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENT

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company effective January 1, 2007. The Company is currently evaluating the impact of this standard on its financial statements.

NOTE 3 – STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, FASB Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25). Under the fair value recognition provisions of SFAS No. 123(R), the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively revised. For the Company, the valuation provisions of SFAS No. 123(R) apply to awards granted after the January 1, 2006 effective date. Stock-based compensation expense for awards granted prior to the effective date but that remain unvested on the effective date is being recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The adoption of SFAS No. 123(R) had a material impact on the Company’s consolidated results of operations and statement of cash flows.

Stock Options and Stock Appreciation Rights

Stock option awards are generally granted to officers and key employees at exercise prices equal to the fair market value of the Company’s common stock on the grant date. The majority of the Company’s stock option awards are non-qualified stock options with an eight-year life and a four-year ratable vesting term. The Company currently grants stock options under the 1997 Stock Option Plan, the 2000 Stock Plan (as amended), the 2002 Stock Plan (as amended) and the 2006 Stock Plan. At June 30, 2006, approximately 7.2 million shares were available for stock option grants under these plans.

On May 10, 2006, the Company’s shareholders approved the 2006 Stock Plan, authorizing the issuance of an aggregate of 5.0 million shares of the Company’s common stock through grants of stock options and stock appreciation rights (SARs). Similar to stock options, SARs reward holders if the fair market value of the Company’s common stock rises above the price on the SAR grant date. Upon exercise of the SAR, the holder receives cash or stock equivalent to the excess of the fair market value of the Company’s common stock on the exercise date over the grant price of the SAR. The Company did not have any SARs outstanding as of June 30, 2006.

Restricted Stock

Restricted stock awards are granted to officers and key employees. Restricted stock awards are independent of stock option awards and are subject to forfeiture if employment terminates prior to the release of the restrictions. The Company grants restricted stock which generally vests ratably over a four-year period. Directors can elect to receive half or all of their annual retainer in the form of a restricted stock grant with six-month vesting terms. During the vesting period, ownership of the shares cannot be transferred. Restricted stock is considered issued and outstanding at the grant date and has the same dividend and voting rights as other common stock. The Company grants restricted stock under the 2000 Stock Plan. At June 30, 2006, 110,939 shares were available for restricted stock grants under this plan.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Savings Plan (ESPP) allows participating employees to purchase newly issued shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of a twelve-month offering period. Employees can purchase shares at 85% of the market value at either the beginning of the offering period or the end of the offering period, whichever price is lower. The maximum number of shares that employees can purchase is established at the beginning of the offering period, which is on or around August 1 of each year. At June 30, 2006, approximately 1.3 million shares of additional common stock were available for purchase under the ESPP.

Valuation Assumptions

The Company uses the Black-Scholes standard option pricing model (Black-Scholes model) to determine the fair value of stock options and ESPP share options. The determination of the fair value of the awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions of other variables, including projected employee stock option exercise behaviors, risk-free interest rate, expected volatility of the Company’s stock price in future periods and expected dividends. The fair value of restricted stock awards is based on the Company’s closing stock price on the date of grant.

The following table provides the weighted average fair value of stock options granted to employees and the related assumptions used in the Black-Scholes model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Fair value of options granted	$11.55	$11.74	$11.66	$11.70

Assumptions used:
Expected life (years)	4.2	4.8	4.1	4.8
Risk-free interest rate	5.0%	4.0%	5.0%	3.9%
Volatility	27.3%	27.5%	27.1%	27.5%
Dividend yield	0%	0%	0%	0%

The following table provides the weighted average assumptions used in the Black-Scholes model to estimate the fair value of ESPP share options on the beginning of the twelve-month offering period:

	Three and Six Months Ended June 30,
	2006	2005

Expected life (years)	1.0	1.0
Risk-free interest rate	3.8%	2.0%
Volatility	30.0%	30.0%
Dividend yield	0%	0%

Expected life: The Company analyzes historical employee exercise and termination data to estimate the expected life assumption. The Company believes that historical data currently represents the best estimate of the expected life of a new employee stock option. For determining the fair value of stock options under SFAS No. 123(R), the Company uses different expected lives for the general employee population and officers and directors. In preparing to adopt SFAS No. 123(R), the Company examined its historical pattern of stock option exercises to determine if there was a discernable pattern as to how different classes of employees exercised their stock options. The Company’s analysis showed that officers and directors held their stock options for a longer period of time before exercising compared to the rest of the employee population. Prior to adopting SFAS No. 123(R), the Company used the entire employee population for estimating the expected life assumptions. The expected life for ESPP share options is the offering period of twelve months.

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

SFAS No. 123(R) requires compensation cost for share-based awards to be recognized over the requisite service period, which, for the Company, is the award’s vesting term. The Company’s awards are not eligible to vest early in the event of retirement, however, the majority of the Company’s awards vest early in the event of death, disability or change in control.

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

The following tables present the statement of earnings classification of pre-tax stock-based compensation expense recognized during the three and six months ended June 30, 2006 (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Cost of sales	$1,337	$2,733
Selling, general and administrative expense	4,372	8,828
Research and development expense	11,961	23,959

	$17,670	$35,520

In connection with the acquisition of Advanced Neuromodulation Systems, Inc. (ANS) in November 2005, the Company granted replacement unvested stock options and replacement unvested restricted stock to ANS employees who had unvested stock options and unvested restricted stock outstanding at the date of acquisition. ANS employees are required to render future service in order to vest in the replacement stock options and restricted stock. The Company issued 790,737 replacement St. Jude Medical stock options having a weighted average exercise price of $24.00, which vest over one to four year periods. The fair values of the replacement stock options were determined on the replacement grant date using the Black-Scholes model. The weighted average fair value of the replacement stock options was $27.79. Additionally, the Company issued 209,364 shares of replacement St. Jude Medical restricted stock at a weighted average grant price of $48.17, which vest over a four year period. Included in the $17.7 million and $35.5 million of total pre-tax stock-based compensation expense recognized for the three and six months ended June 30, 2006, respectively, is $2.4 million and $5.2 million of expense relating to these ANS replacement awards, respectively.

At June 30, 2006, there was $80.5 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested stock options and unvested restricted stock. Unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 1.3 years and will be adjusted for any future changes in estimated forfeitures. Included in total unrecognized stock-based compensation expense is approximately $4.0 million related to replacement stock options and $6.9 million related to replacement restricted stock that the Company issued in connection with the acquisition of ANS, which is expected to be recognized over weighted average periods of 1.0 years and 1.8 years, respectively.

Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net earnings and net earnings per share for the three and six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net earnings, as reported	$101,481	$220,832
Less: Total stock-based compensation expense
determined under fair value based method for
all awards, net of related tax effects	(10,965)	(21,775)

Pro forma net earnings	$90,516	$199,057

Net earnings per share:
Basic – as reported	$0.28	$0.61
Basic – pro forma	$0.25	$0.55
Diluted – as reported	$0.27	$0.59
Diluted – pro forma	$0.24	$0.53

Statement of Cash Flows Change in Classification

Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized stock-based compensation expense were reported as operating cash flows. Under SFAS No. 123(R), such excess tax benefits are reported as financing cash flows. Although total cash flows under SFAS No. 123(R) remain unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS No. 123(R). For the six months ended June 30, 2006, there were excess tax benefits of $24.5 million, which are classified as financing cash flows. For the six months ended June 30, 2005, there were excess tax benefits of $45.5 million, which are classified as operating cash flows as part of the change in income taxes payable.

General Stock Option and Restricted Stock Information

The following table summarizes stock option activity during the six months ended June 30, 2006:

	Options Outstanding	Weighted Average Exercise Price

Balance at December 31, 2005	45,887,344	$23.34
Granted	304,950	38.79
Canceled	(562,486)	35.72
Exercised	(3,143,042)	14.31

Balance at June 30, 2006	42,486,766	$23.96

The following tables summarize information concerning stock options outstanding and exercisable at June 30, 2006:

Options Outstanding				Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Outstanding	Weighted Average Exercise Price

$5.02 – $ 9.30	6,923,728	$7.69	1.6	6,923,728	$7.69
$9.31 – $17.36	11,601,682	15.20	3.7	9,920,831	14.91
$17.38 – $30.89	8,276,516	19.61	4.1	7,642,406	19.22
$30.95 – $41.45	7,702,668	32.35	5.7	3,415,240	31.81
$41.47 – $51.91	7,982,172	47.18	7.0	1,034,545	42.89

	42,486,766	$23.96	4.4	28,936,750	$17.32

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $87.1 million. The total intrinsic value of options outstanding and exercisable at June 30, 2006 was $486.0 million and $450.2 million, respectively. The total intrinsic value at June 30, 2006 is based on the Company’s closing stock price on the last trading day of the quarter for in-the-money options.

The following table summarizes restricted stock activity during the six months ended June 30, 2006:

	Unvested Shares Outstanding	Weighted Average Grant Price

Balance at December 31, 2005	221,556	$47.79
Granted	9,581	33.90
Vested	(2,500)	35.90
Canceled	(658)	48.17

Balance at June 30, 2006	227,979	$47.33

NOTE 4 – ACQUISITIONS AND MINORITY INVESTMENT

Acquisitions

The results of operations of businesses acquired are included in the Company’s consolidated results of operations from the dates of acquisition. Refer to Note 2 to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K for additional information regarding the Company’s acquisitions. Other than the acquisition of ANS, pro forma results of operations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in the aggregate.

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

The aggregate ANS purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price allocation is preliminary as a result of uncertainty surrounding the estimation of probable and future legal costs relating to legal proceedings outstanding on the acquisition date (see Note 7). Upon finalization, there could be a change in the current liabilities and goodwill. See Note 2 of the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K for the preliminary ANS purchase price allocation.

The following unaudited pro forma information presents the consolidated results of operations of the Company and ANS as if the acquisition of ANS had occurred as of the beginning of the periods presented (in thousands, except per share amounts):

	(Unaudited)
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Revenue	$762,348	$1,458,593
Net earnings	98,981	269,314

Net earnings per share:
Basic	$0.27	$0.75
Diluted	$0.26	$0.72

Pro forma adjustments relate to amortization of identified intangible assets, interest expense resulting from acquisition financing and certain other adjustments together with related income tax effects. Pro forma net earnings for the six months ended June 30, 2005 include an $85.2 million pre-tax gain on the sale of ANS’s investment in common stock of Cyberonics, Inc., which was recorded by ANS in its historical results of operations for the six months ended June 30, 2005. The above unaudited pro forma consolidated results of operations are for comparative purposes only and are not necessarily indicative of results that would have occurred had the acquisition occurred as of the beginning of the period presented, nor are they necessarily indicative of future results.

Other Acquisitions: During the six months ended June 30, 2006, the Company also acquired various businesses involved in the distribution of the Company’s products for aggregate cash consideration of $6.1 million.

Minority Investment

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

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 14) for the six months ended June 30, 2006 are as follows (in thousands):

	CRM/CS/NEURO	CD/AF	Total

Balance at December 31, 2005	$1,184,412	$450,561	$1,634,973

Foreign currency translation	3,907	183	4,090

Balance at June 30, 2006	$1,188,319	$450,744	$1,639,063

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	June 30, 2006		December 31, 2005

	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Amortized intangible assets:
Purchased technology and patents	$472,977	$54,956	$474,994	$41,402
Customer lists and relationships	104,425	28,373	98,282	23,009
Distribution agreements	42,674	13,805	42,164	11,486
Trademarks and tradenames	23,300	906	23,300	129
Licenses and other	7,483	2,297	7,184	1,765

	$650,859	$100,337	$645,924	$77,791

Indefinite-lived intangible assets:
Trademarks	$4,164		$4,113

NOTE 6 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	June 30, 2006	December 31, 2005

Finished goods	$295,243	$262,640
Work in process	45,181	34,531
Raw materials	89,785	81,285

	$430,209	$378,456

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Subsequent to the Company’s voluntary field action, the Company has been sued in various jurisdictions by some patients who received a product with Silzone® coating and, as of July 30, 2006, such cases are pending in the United States, Canada, United Kingdom, Ireland and France. Some of these claimants allege bodily injuries as a result of an explant or other complications, which they attribute to Silzone®-coated products. Others, who have not had their Silzone®-coated heart valve explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. The Company has vigorously defended against the claims that have been asserted and expects to continue to do so with respect to any remaining claims.

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

In addition, as of July 30, 2006, there are 12 individual Silzone® cases pending in various federal courts where plaintiffs are requesting damages ranging from $10 thousand to $120.5 million and, in some cases, seeking an unspecified amount. The first individual complaint that was transferred to the MDL court was served upon the Company on November 28, 2000, and the most recent individual complaint that was transferred to the MDL court was served upon the Company on February 21, 2006. These cases, which are consolidated before the District Court, are proceeding in accordance with the scheduling orders rendered. Actions involving products with Silzone® coating in various state courts in the United States may or may not be coordinated with the matters presently before the District Court.

There are 23 individual state court suits concerning Silzone®-coated products pending as of July 30, 2006, involving 31 patients. These cases are venued in Florida, Minnesota, Missouri, Nevada, Pennsylvania and Texas. There is also a case in Texas which has been dismissed but remains on appeal. The first individual state court complaint was served upon the Company on March 1, 2000 and the most recent individual state court complaint was served upon the Company on July 19, 2006. The complaints in these state court cases request damages ranging from $10 thousand to $100 thousand and, in some cases, seek an unspecified amount. These state court cases are proceeding in accordance with the orders issued by the judges in those matters.

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

There are also four class-action cases and one individual case pending against the Company in Canada. In one such case in Ontario, the court certified that a class action may proceed involving Silzone® patients. The Company’s request for leave to appeal the rulings on certification was rejected, and the trial of the initial phase of this matter is now scheduled for September 2007. A second case seeking class action in Ontario has been stayed pending resolution of the other Ontario action, and a case seeking class action in British Columbia is also proceeding but is in its early stages. A court in the Province of Quebec has certified a class action, and that matter is proceeding in accordance with the orders in that court. Additionally, on December 22, 2005, the Company was served with a lawsuit by the Quebec Provincial health insurer. The lawsuit asserts a subrogation right to recover the cost of insured services furnished or to be furnished to class members in the class action pending in Quebec. The complaints in these cases each request damages ranging from 1.5 million to 2.0 billion Canadian dollars (the equivalent to $1.3 million to $1.8 billion at June 30, 2006).

In the United Kingdom, one case involving one plaintiff is pending as of July 30, 2006. The Particulars of Claim in this case was served on December 21, 2004. The plaintiff in this case requests damages of approximately 0.2 million British pounds (the equivalent to approximately $0.4 million at June 30, 2006).

In Ireland, one case involving one plaintiff is pending as of July 30, 2006. The complaint in this case was served on December 30, 2004, and seeks an unspecified amount in damages.

In France, one case involving one plaintiff is pending as of July 30, 2006. It was initiated by way of an Injunctive Summons to Appear that was served on November 3, 2004, and requests damages in excess of 3 million Euros (the equivalent to $3.8 million at June 30, 2006).

The Company is not aware of any unasserted claims related to Silzone®-coated products. Company management believes that the final resolution of the Silzone® cases will take several years.

The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone®-coated products, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered. The Company has not accrued for any amounts associated with settlements or judgments because management cannot reasonably estimate such amounts. Any Silzone® litigation settlement or judgment reserve established by the Company is not based on the amount of the claims because, based on the Company’s experience in these types of cases, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed by the plaintiffs and is often significantly less than the amount claimed. Furthermore, management expects that no significant claims will ultimately be allowed to proceed as class actions in the United States and, therefore, that all settlements and judgments will be covered under the Company’s product liability insurance, subject to the insurance companies’ performance under the policies, which is discussed below. As such, management expects that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves will not have a material adverse effect on the Company’s consolidated financial position, although such costs may be material to the Company’s consolidated earnings and cash flows of a future period.

A summary of the activity relating to the Silzone® litigation reserve is as follows (in thousands):

Legal and monitoring costs

Balance at December 31, 2004	$26,435
Accrued cost	9,800
Cash payments	(1,328)

Balance at December 31, 2005	34,907
Cash payments	(618)

Balance at June 30, 2006	$34,289

The Company records insurance receivables for amounts related to probable future legal costs associated with the Silzone® litigation that are expected to be reimbursable by the Company’s insurance carriers. In 2005, the Company determined that the Silzone® reserves should be increased by $9.8 million as a result of an increase in management’s estimate of the probable future legal costs that would be incurred. The Company also increased the receivable from the Company’s insurance carriers as the Company expects such costs to be reimbursable by the Company’s insurance carriers. At June 30, 2006 and December 31, 2005, the Company’s receivables from insurance carriers were $23.6 million and $24.1 million, respectively.

The Company’s remaining product liability insurance (approximately $128.0 million at July 30, 2006) for Silzone® claims consists of a number of layers, each of which is covered by one or more insurance companies. Part of the Company’s final layer of insurance ($20 million of the final $50 million layer) is covered by Lumberman’s Mutual Casualty Insurance, a unit of the Kemper Insurance Companies (collectively referred to as Kemper). Kemper’s credit rating by A.M. Best has been downgraded to a “D” (poor). Kemper is currently in “run off,” which means that it is not issuing new policies and is, therefore, not generating any new revenue that could be used to cover claims made under previously-issued policies. In the event Kemper is unable to pay claims directed to it, the Company believes the other insurance carriers in the final layer of insurance will take the position that the Company will be directly liable for any claims and costs that Kemper is unable to pay. It is possible that Silzone® costs and expenses will reach the limit of the final Kemper layer of insurance coverage, and it is possible that Kemper will be unable to meet its full obligations to the Company. If this were to happen, the Company could incur expense of up to approximately $20 million. The Company has not accrued for any such losses as potential losses are possible, but not estimable, at this time.

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

Although four cases asserted against the Company involving the Symmetry™ device sought class-action status, no class actions were certified in those cases, and all four cases have now been dismissed. In one of those matters seeking class action status, the case was dismissed by the court, and the plaintiff appealed the dismissal. In another, a Magistrate Judge recommended that the case not proceed as a class action. In the third case, the trial judge denied class certification in a July 26, 2005 decision that was not appealed. No motion requesting the court to certify a class action was ever pursued in the fourth case. Therefore, as of July 30, 2006, no class actions have been certified in cases involving the Symmetry™ device, and all four cases where class actions were initially sought have now been resolved, including the case where the plaintiff appealed the court’s dismissal of the case.

Since August 2003, when the first lawsuit involving the Symmetry™ device was filed against the Company, through July 30, 2006, the Company has resolved the claims involving over 90% of the plaintiffs that have initiated lawsuits against the Company involving the Symmetry™ device. As of July 30, 2006, all but five of the cases which allege that the Symmetry™ device caused bodily injury or might cause bodily injury have been resolved. Four of the five unresolved cases were initiated in the second quarter of 2006. Four of the five unresolved cases involving the Symmetry™ device are pending in state court in Minnesota and one is pending in federal court in South Carolina. The first of the unresolved cases involving the Symmetry™ device was commenced against the Company on June 17, 2004, and the most recently initiated unresolved case was commenced against the Company on June 12, 2006. Each of the complaints in these unresolved cases request damages in excess of $50 thousand. In addition to this litigation, some persons have made claims against the Company involving the Symmetry™ device without filing a lawsuit, although, as with the lawsuits, the vast majority of the claims that the Company has been made aware of as of July 30, 2006 have been resolved.

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

Guidant 1996 Patent Litigation:  In November 1996, Guidant, a subsidiary of Boston Scientific Corporation, sued the Company in federal district court for the Southern District of Indiana alleging that the Company did not have a license to certain patents controlled by Guidant covering tachycardia implantable cardioverter defibrillator system (ICD) products and alleging that the Company was infringing those patents. The Company’s contention was that it had obtained a license from Guidant to the patents at issue when it acquired certain assets of Telectronics in November 1996. In July 2000, an arbitrator rejected the Company’s position, and in May 2001, a federal district court judge also ruled that the Guidant patent license with Telectronics had not transferred to the Company.

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

The case was returned to the district court in Indiana in November 2004, but since that time, further appellate activity has occurred. In this regard, the U.S. Supreme Court rejected the Company’s request that it review certain aspects of the CAFC decision. In addition, further appellate review has occurred after Guidant brought motion in the district court seeking to have a new judge assigned to handle the case in lieu of the judge that oversaw the prior trial. On a motion reconsideration, the judge reversed his initial decision in response to Guidant’s motion and agreed to have the case reassigned to a new judge, but also certified the issue to the CAFC. On July 20, 2005, the CAFC ruled that the original judge should continue with the case. A hearing on claims construction issues and various motions for summary judgment brought by both parties was held on December 20, 2005, and the District Court issued rulings on claims construction and in response to some of the motions for summary judgment on March 1, 2006. In response to the District Court ruling, on March 21, 2006, Guidant filed a special request with the CAFC to appeal certain of the March 1, 2006 rulings, or to clarify the August 31, 2005 CAFC decision. The Company filed responses to these filings on April 7, 2006, and, on June 2, 2006, the CAFC rejected Guidant’s special request to an appeal. As a result, the case is proceeding in accordance with deadlines established by the District Court, with trial currently scheduled for April 30, 2007. On July 30, 2006, the parties agreed to jointly approach the court to request a new schedule for the case.

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

On July 30, 2006, in exchange for the Company agreeing not to pursue the recovery of attorneys’ fees or assert certain claims and defenses, Guidant agreed that it would not seek to recover lost profits in the case, that the maximum royalty rate that it would seek for any patents found to be infringed by the Company would not exceed 3% of net sales, and that it would not seek prejudgment interest. These agreements have the effect of limiting the Company’s financial exposure. However, any potential losses arising from any legal settlements or judgments could be material to the Company’s consolidated earnings, financial position and cash flows. The Company has not accrued any amounts for legal settlements or judgments related to the Guidant 1996 patent litigation. Although the Company believes that the assertions and claims in these matters are without merit, potential losses arising from any legal settlements or judgments are possible, but not estimable, at this time.

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

On July 30, 2006, in exchange for the Company agreeing not to pursue the recovery of attorneys’ fees or assert certain defenses, Guidant agreed that it would not seek to recover lost profits in the case, that the maximum royalty rate that it would seek for any patents found to be infringed by the Company would not exceed 3% of net sales, that it would not seek prejudgment interest, and that it would not pursue an injunction against the Company until all appeals have been exhausted and any judgment of infringement is final and no longer can be appealed. These agreements have the effect of limiting the Company’s financial and operational exposure. However, any potential losses arising from any legal settlements or judgments could be material to the Company’s consolidated earnings, financial position and cash flows. The Company has not accrued any amounts for legal settlements or judgments related to the outstanding Guidant 2004 patent litigation. Although the Company believes that the assertions and claims in the outstanding Guidant 2004 patent litigation are without merit, potential losses arising from any legal settlements or judgments are possible, but not estimable, at this time.

Guidant also sued the Company in February 2004 alleging that the Company’s QuickSite® 1056K pacing lead infringes U.S. Patent No. 5,755,766 (the ‘766 patent). This second suit was initiated in federal district court in Minnesota. Guidant later amended its complaint to allege that the QuickSite® 1056K and the QuickSite® 1056T pacing leads infringe U.S. Patent No. 6,901,288, as well as the ‘766 patent. The parties settled this suit on July 30, 2006.

Advanced Bionics Patent Litigation:  On July 30, 2006, the Company settled the litigation between its recently acquired subsidiary, ANS, and Advanced Bionics, a subsidiary of Boston Scientific Corporation. That litigation had involved patent infringement claims by both parties.

Securities Class Action Litigation:  In April and May 2006, five shareholders, each purporting to act on behalf of a class of purchasers during the period January 25 through April 4, 2006 (the Class Period), separately sued the Company and certain officers in Minnesota Federal District Court alleging that the Company made materially false and misleading statements during the Class Period relating to financial performance, projected earnings guidance, and projected sales of ICDs. The complaints, which all seek unspecified damages and other relief, as well as attorneys’ fees, have all been consolidated. A lead plaintiff has not yet been appointed. The Company intends to vigorously defend against the claims asserted in these actions. The Company’s directors and officers liability insurance provide $75 million of insurance coverage for the Company, the officers and the directors, after a $15 million self-insured retention level has been reached.

Additionally, the Company’s recently acquired subsidiary, ANS, has outstanding securities class action legal proceedings. In late May 2005, the U.S. District Court for the Eastern District of Texas, Sherman Division, granted an order consolidating three previously filed cases which sought class action status for claims asserted against ANS and certain of the individuals who were serving as ANS’s officers and directors at that time (the Class Action Litigation), on behalf of purchasers of ANS securities between April 24, 2003 and February 16, 2005, inclusive (the ANS Class Period).

The court also granted an order appointing lead and liaison counsel and appointing the lead plaintiff in the Class Action Litigation. The three previously filed suits each alleged that ANS violated federal securities laws by allegedly issuing false and misleading statements to the market regarding ANS’s financial performance throughout the ANS Class Period, which statements allegedly had the effect of artificially inflating the market price of the ANS’s securities. In particular, the claims alleged that improper marketing and sales practices accounted for ANS’s revenue growth, citing, among other things, ANS’s public announcement made on February 17, 2005 that the Company had received a subpoena from the Office of the Inspector General, Department of Health and Human Services (OIG), requesting documents related to sales and marketing, reimbursement, Medicare and Medicaid billing and other business practices. The plaintiffs in the Class Action Litigation are seeking unspecified compensatory damages and costs and expenses of litigation. No class has been certified at this time. The plaintiffs filed an amended consolidated complaint in September 2005. By agreement with the plaintiffs, ANS filed its Motion to Dismiss on January 13, 2006. The Company intends to vigorously defend against the claims made in the Class Action Litigation and believes the claims asserted in the Class Action Litigation are without merit. ANS’s directors and officers liability insurance policy provides coverage of up to $10 million. As of June 30, 2006, ANS has met its deductible under this policy, and any future costs of defense, settlements and judgments up to $10 million associated with ANS’s outstanding securities class action legal proceeding against directors and officers are covered by the policy.

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

In late January 2005, ANS received a subpoena from the OIG requesting documents related to certain of its sales and marketing, reimbursement, Medicare and Medicaid billings, and other business practices of ANS. The Company is cooperating with the OIG’s request for documents.

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

Product Warranties: The Company offers a warranty on various products, the most significant of which relates to its bradycardia pacemaker systems (pacemakers) and ICDs. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product warranty liability during the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Balance at beginning of period	$19,674	$13,004	$19,897	$13,235
Warranty expense recognized	(1,222)	105	51	253
Warranty credits issued	(2,559)	(299)	(4,055)	(678)

Balance at end of period	$15,893	$12,810	$15,893	$12,810

Other Commitments: The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products and other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of June 30, 2006, the Company estimates it could be required to pay approximately $277 million in future periods to satisfy such commitments. Refer to Part II, Item 7A, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2005 Annual Report on Form 10-K for additional information.

NOTE 8 – PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT (IPR&D) CHARGES

Refer to Note 7 to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K for additional information regarding IPR&D acquired as part of the Company’s recent acquisitions. There has been no material changes in the completion status of IPR&D projects acquired and the estimated total cost to complete each project, as estimated on the acquisition dates, from that previously disclosed in our 2005 Annual Report on Form 10-K.

Velocimed, LLC (Velocimed): In April 2005, the Company acquired Velocimed to further enhance the Company’s portfolio of products in the interventional cardiology market. At the date of acquisition, $13.7 million of the purchase price was expensed as IPR&D related to projects for the Proxis™ embolic protection device (Proxis™) that had not yet reached technological feasibility in the United States and other geographies and had no future alternative use. The device is used to help minimize the risk of heart attack or stroke if plaque or other debris is dislodged into the blood stream during interventional cardiology procedures. In 2005 the Company incurred $3.4 million in costs related to these projects. The Company has incurred $1.9 million in the first six months of 2006 and expects to incur an additional $1.3 million through 2007 to bring this acquired technology to commercial viability.

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

NOTE 9 – DEBT

The Company’s long-term debt consisted of the following (in thousands):

	June 30, 2006	December 31, 2005

2.80% Convertible Senior Debentures	$660,000	$660,000
1.02% Yen-denominated notes	179,124	176,937
Commercial paper borrowings	535,200	216,000
Other	20	33

Total long-term debt	$1,374,344	$1,052,970
Less: current portion of long-term debt	660,000	876,000

Long-term debt	$714,344	$176,970

The 2.80% Convertible Senior Debentures, that mature on December 15, 2035, have been classified as current portion of long-term debt as the Company may be required to redeem these obligations on December 15, 2006. The Company’s commercial paper borrowings are classified as long-term debt at June 30, 2006. The Company normally classifies all of its commercial paper borrowings as long-term debt as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed credit facilities. Because the Company repaid all of its outstanding commercial paper borrowings in January 2006, the Company classified the December 31, 2005 balance as current portion of long-term debt.

NOTE 10 – SHAREHOLDERS’ EQUITY

Capital Stock

The Company’s authorized capital consists of 25 million shares of $1.00 per share par value preferred stock and 500 million shares of $0.10 per share par value common stock. The Company has designated 1.1 million of the authorized preferred shares as a Series B Junior Preferred Stock for its shareholder rights plan. There were no shares of preferred stock issued or outstanding at June 30, 2006 or December 31, 2005.

Share Repurchase Program

On April 18, 2006, the Company’s Board of Directors authorized a new share repurchase program of up to $700 million of the Company’s outstanding common stock. The $700 million share repurchase program replaced an earlier share repurchase program, under which the Company was authorized to repurchase up to $300 million of its outstanding common stock. No stock had been repurchased under the earlier program. On April 21, 2006, the Company began making share repurchases through transactions in the open market in accordance with applicable securities laws. On May 26, 2006, the Company had repurchased the maximum amount authorized by the Board of Directors under the repurchase program. Approximately 18.6 million shares were repurchased for a total of $700 million, which was financed through cash from operations and proceeds from the issuance of commercial paper. The $700 million share repurchase was recorded as a $593.5 million aggregate reduction of common stock and additional paid-in capital and a $106.5 million reduction in retained earnings.

NOTE 11 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Numerator:
Net earnings	$141,032	$101,481	$278,101	$220,832

Denominator:
Basic weighted average shares outstanding	362,175	362,419	365,441	361,361
Effect of dilutive securities:
Employee stock options	12,944	14,531	14,506	14,869
Restricted shares	22	14	122	17

Diluted weighted average shares outstanding	375,141	376,964	380,069	376,247

Basic net earnings per share	$0.39	$0.28	$0.76	$0.61

Diluted net earnings per share	$0.38	$0.27	$0.73	$0.59

Diluted-weighted average shares outstanding have not been adjusted for certain stock options and restricted stock where the effect of those securities would not have been dilutive. Approximately 9.7 million and 4.1 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the three months ended June 30, 2006 and 2005, respectively, because they were anti-dilutive. Approximately 7.1 million and 4.4 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the six months ended June 30, 2006 and 2005, respectively, because they were anti-dilutive.

NOTE 12 – COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Net earnings	$141,032	$101,481	$278,101	$220,832
Other comprensive income (loss):
Cumulative translation adjustment – net	23,795	(35,810)	29,467	(67,580)
Available-for-sale securities, unrealized gain (loss) – net	(4,249)	801	(1,858)	9,756

Total comprehensive income	$160,578	$66,472	$305,710	$163,008

The amounts in other comprehensive income (loss) are presented net of the related income tax impact.

NOTE 13 – OTHER (EXPENSE) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Interest income	$3,589	$4,218	$7,706	$8,276
Interest expense	(9,383)	(2,406)	(15,854)	(4,712)
Other	575	(423)	2,225	(443)

Total other (expense) income	$(5,219)	$1,389	$(5,923)	$3,121

NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management, cardiac surgery, cardiology and atrial fibrillation therapy areas and implantable neuromodulation devices. The Company’s five operating segments are Cardiac Rhythm Management (CRM), Cardiac Surgery (CS), Neuromodulation (NEURO), Cardiology (CD) and Atrial Fibrillation (AF). The Company formed the NEURO operating segment in November 2005 in connection with the acquisition of ANS. Each operating segment focuses on developing and manufacturing products for its respective therapy area. The primary products produced by each operating segment are: CRM – ICDs and pacemakers; CS – mechanical and tissue heart valves and valve repair products; NEURO – neurostimulation devices; CD – vascular closure devices, hemostasis introducers, patent foramen ovale closure devices, guidewires, embolic protection devices and other cardiology products; and AF – EP catheters, advanced cardiac mapping systems and ablation systems.

The Company has aggregated the five operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/CS/NEURO and CD/AF. Net sales of the Company’s reportable segments include end-customer revenue from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end-customers and operating expenses managed by each of the reportable segments. Certain operating expenses managed by the Company’s selling and corporate functions, including all stock-based compensation expense, are not included in the reportable segments’ operating profit. Because of this, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments. Additionally, certain assets are managed by the Company’s selling and corporate functions, principally including end-customer receivables, inventory, corporate cash and cash equivalents and deferred income taxes. For management reporting purposes, the Company does not compile capital expenditures by reportable segment and, therefore, this information has not been presented as it is impracticable to do so.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/CS/NEURO	CD/AF		Other	Total

Three Months ended June 30, 2006:
Net sales	$638,164	$194,758		$—	$832,922
Operating profit	383,300	79,085		(266,289)	196,096

Three Months ended June 30, 2005:
Net sales	$550,752	$172,903		$—	$723,655
Operating profit	338,635	61,656	(a)	(218,747)	181,544

Six Months ended June 30, 2006:
Net sales	$1,237,208	$380,130		$—	$1,617,338
Operating profit	744,746	159,463		(521,610)	382,599

Six Months ended June 30, 2005:
Net sales	$1,045,948	$341,616		$—	$1,387,564
Operating profit	649,559	124,245	(b)	(424,666)	349,138

(a)	Included in CD/AF operating profit for the three months ended June 30, 2005 is an IPR&D charge of $13.7 million relating to the acquisition of Velocimed.
(b)	Included in CD/AF operating profit for the six months ended June 30, 2005 are IPR&D charges of $13.7 million and $12.4 million related to the acquisitions of Velocimed and ESI, respectively.

The following table presents the Company’s total assets by reportable segment (in thousands):

	June 30, 2006	December 31, 2005

CRM/CS/NEURO	$1,999,111	$1,936,915
CD/AF	688,471	679,973
Other	2,167,268	2,227,952

	$4,854,850	$4,844,840

Geographic Information

The following tables present certain geographical financial information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales (a)	2006	2005	2006	2005

United States	$483,995	$417,248	$948,151	$790,644
International
Europe	205,666	174,610	394,798	344,356
Japan	71,778	71,746	139,765	139,766
Other (b)	71,483	60,051	134,624	112,798

	348,927	306,407	669,187	596,920

	$832,922	$723,655	$1,617,338	$1,387,564

(a)	Net sales are attributed to geographies based on location of the customer.
(b)	No one geographic market is greater than 5% of consolidated net sales.

Long-Lived Assets	June 30, 2006	December 31, 2005

United States	$2,683,044	$2,596,513
International
Europe	111,676	100,068
Japan	124,471	125,962
Other	87,534	81,156

	323,681	307,186

	$3,006,725	$2,903,699

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net sales in the second quarter and first six months of 2006 were $832.9 million and $1,617.3 million, respectively, an increase of approximately 15% and 17% over the second quarter and first six months of 2005, respectively, led by growth in sales of our ICDs as well as neuromodulation product sales from the acquisition of Advanced Neuromodulation Systems, Inc. (ANS). Our ICD net sales grew approximately 14% to $278.1 million in the second quarter of 2006 and increased approximately 20% to $540.5 million in the first six months of 2006. The acquisition of ANS in the fourth quarter of 2005 contributed $43.5 million and $85.5 million to our sales growth in the second quarter and first six months of 2006, respectively. AF net sales increased approximately 33% to $80.1 million in the second quarter of 2006 and approximately 29% to $153.8 in the first six months of 2006. Unfavorable foreign currency translation comparisons negatively impacted second quarter 2006 sales by $5.7 million and negatively impacted sales for the first six months of 2006 by $27.7 million. Refer to the Segment Performance section below for a more detailed discussion of the results for the respective segments.

The global ICD market grew at an estimated compounded annual growth rate of approximately 28% from 2001 to 2005. We believe the rate of growth declined significantly in the second half of 2005 and first half of 2006 due to a number of factors, including adverse publicity relating to product recalls of a competitor during 2005. We forecast that the overall ICD market will remain depressed in the near term but eventually will rebound. This is because data indicates the potential patient populations remain significantly unpenetrated. We also expect that we can continue to increase our ICD market share; we plan to expand our United States selling organization and to introduce new CRM products in order to help accomplish this.

Net earnings and diluted net earnings per share for the second quarter of 2006 were $141.0 million and $0.38 per diluted share, increases of 39% and 40%, respectively, over the second quarter of 2005. These increases were due to incremental profits resulting from higher sales, as well as a $13.7 million after-tax charge, or $0.04 per diluted share, in the second quarter of 2005, for purchased in-process research and development (IPR&D) related to the acquisition of the businesses of Velocimed, LLC (Velocimed) and $27.0 million income tax expense, or $0.07 per diluted share, in the second quarter of 2005, resulting from the repatriation of $500 million under the American Jobs Creation Act of 2004. These increases were offset by after-tax stock-based compensation expense of $12.5 million, or $0.03 per diluted share, in the second quarter of 2006 resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), on January 1, 2006. Net earnings and diluted net earnings per share for the first six months of 2006 were $278.1 million and $0.73 per diluted share, increases of 26% and 25%, respectively, over the first six months of 2005. After-tax stock-based compensation expense for the first six months of 2006 was $24.7 million or $0.07 per diluted share. IPR&D charges from the acquisitions of Velocimed and Endocardial Solutions, Inc. (ESI) reduced 2005 year-to-date net earnings by an aggregate of $26.1 million and 2005 year-to-date diluted net earnings per share by $0.07. Income tax expense of $27.0 million resulting from the repatriation of $500 million under the American Jobs Creation Act of 2004 reduced 2005 year-to-date diluted net earnings per share by $0.07.

We generated $245.7 million of operating cash flows for the first six months of 2006, which was a slight decrease compared to the first six months of 2005, but primarily resulted from a change in classification of excess tax benefits from the exercise of stock options resulting from our adoption of SFAS 123(R) on January 1, 2006. In the second quarter of 2006, we repurchased $700 million, or approximately 18.6 million shares, of our outstanding common stock, which was primarily financed through the issuance of commercial paper, thus increasing our total debt by $321.4 million from December 31, 2005. We ended the quarter with $315.0 million of cash and cash equivalents and $1,374.3 million of total debt. We have short-term credit ratings of A2 from Standard & Poor’s and P2 from Moody’s.

NEW ACCOUNTING PRONOUNCEMENT

Information regarding a new accounting pronouncement is included in Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in our 2005 Annual Report on Form 10-K.

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; estimated useful lives of diagnostic equipment; valuation of IPR&D, other intangible assets and goodwill; income taxes; and legal reserves and insurance receivables. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. Other than the inclusion of stock-based compensation as a significant accounting policy (see Note 3 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q) and critical accounting estimate effective with our adoption of SFAS No. 123(R) on January 1, 2006, there have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2005 Annual Report on Form 10-K.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is the vesting period. We elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively revised. For the Company, the valuation provisions of SFAS No. 123(R) apply to awards granted after the January 1, 2006 effective date. Estimated stock-based compensation expense for awards granted prior to the effective date but that remain unvested on the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

The adoption of SFAS No. 123(R) had a material impact on our consolidated results of operations and operating cash flows. However, we believe that stock-based compensation aligns the interests of managers and non-employee directors with the interests of shareholders. As a result, we do not currently expect to significantly change our various stock-based compensation programs. See Note 3 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information regarding our stock-based compensation programs.

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

ACQUISITIONS & MINORITY INVESTMENT

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

SEGMENT PERFORMANCE

Our five operating segments are Cardiac Rhythm Management (CRM), Cardiac Surgery (CS), Neuromodulation (NEURO), Cardiology (CD) and Atrial Fibrillation (AF). We formed our NEURO operating segment in November 2005 in connection with the acquisition of ANS. Each operating segment focuses on developing and manufacturing products for its respective therapy area. The primary products produced by each operating segment are: CRM – ICDs and pacemakers; CS – mechanical and tissue heart valves and valve repair products; NEURO – neurostimulation devices; CD – vascular closure devices, hemostasis introducers, patent foramen ovale closure devices, guidewires, embolic protection devices and other cardiology products; and AF – EP catheters, advanced cardiac mapping systems and ablation systems.

We aggregate our five operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/CS/NEURO and CD/AF. Net sales of our reportable segments include end-customer revenue from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end-customers and operating expenses managed by each of the reportable segments. Certain operating expenses managed by our selling and corporate functions, including all stock-based compensation expense, are not included in our reportable segments’ operating profit. Because of this, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/CS/NEURO	CD/AF		Other	Total

Three Months ended June 30, 2006:
Net sales	$638,164	$194,758		$—	$832,922
Operating profit	383,300	79,085		(266,289)	196,096

Three Months ended June 30, 2005:
Net sales	$550,752	$172,903		$—	$723,655
Operating profit	338,635	61,656	(a)	(218,747)	181,544

Six Months ended June 30, 2006:
Net sales	$1,237,208	$380,130		$—	$1,617,338
Operating profit	744,746	159,463		(521,610)	382,599

Six Months ended June 30, 2005:
Net sales	$1,045,948	$341,616		$—	$1,387,564
Operating profit	649,559	124,245	(b)	(424,666)	349,138

(a)	Included in CD/AF operating profit for the three months ended June 30, 2005 is an IPR&D charge of $13.7 million relating to the acquisition of Velocimed.
(b)	Included in CD/AF operating profit for the six months ended June 30, 2005 are IPR&D charges of $13.7 million and $12.4 million related to the acquisitions of Velocimed and ESI, respectively.

The following discussion of the changes in our net sales is provided by class of similar products within our five operating segments, which is the primary focus of our sales activities. This analysis sufficiently describes the changes in our sales results for our two reportable segments.

Cardiac Rhythm Management

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2006	2005	% Change	2006	2005	% Change

ICD systems	$278,114	$243,584	14.2%	$540,467	$449,963	20.1%
Pacemaker systems	241,008	236,949	1.7%	461,865	454,043	1.7%

	$519,122	$480,533	8.0%	$1,002,332	$904,006	10.9%

Cardiac Rhythm Management net sales increased 8% in the second quarter of 2006 over the second quarter of 2005 and 11% in the first six months of 2006 over the same period one year ago. CRM net sales for both the second quarter and first six months of 2006 were favorably impacted by growth in unit volume driven by sales of traditional ICD products and the market penetration of products into the cardiac resynchronization therapy segments of the U.S. pacemaker and ICD market. Foreign currency translation had an unfavorable impact on CRM net sales in the second quarter and first six months of 2006 as compared with these same periods in 2005 of approximately $2.2 million and $13.8 million, respectively. Net sales of ICD systems increased 14% in the second quarter of 2006, due to an 18% increase in ICD unit sales that was partially offset by approximately $0.5 million of unfavorable impact from foreign currency translation as well as a slight decline in average selling price. Net sales of ICD systems increased 20% in the first six months of 2006, due to a 26% increase in ICD unit sales that was partially offset by approximately $4.9 million of unfavorable impact from foreign currency translation as well as a slight decline in average selling price. Net sales of pacemaker systems increased 2% during the second quarter of 2006 due to an 8% increase in pacemaker unit sales that was partially offset by approximately $1.7 million of unfavorable impact from foreign currency translation as well as a slight decline in average selling price. Net sales of pacemaker systems increased 2% during the first six months of 2006 due to an 8% increase in pacemaker unit sales that was partially offset by approximately $9.0 million of unfavorable impact from foreign currency translation as well as a slight decline in average selling price.

Cardiac Surgery

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2006	2005	% Change	2006	2005	% Change

Heart valves	$70,818	$65,283	8.5%	$140,250	$131,970	6.3%
Other cardiac surgery products	4,720	4,936	-4.4%	9,167	9,972	-8.1%

	$75,538	$70,219	7.6%	$149,417	$141,942	5.3%

Cardiac Surgery net sales increased 8% in the second quarter 2006 over the second quarter of 2005 and 5% in the first six months of 2006 over the same period one year ago. CS net sales for both the second quarter and first six months of 2006 were favorably impacted by growth in unit volume driven by increased sales of tissue heart valves. Foreign currency translation had an unfavorable impact on CS net sales in the second quarter and first six months of 2006 as compared with these same periods in 2005 of approximately $1.0 million and $4.1 million, respectively. Heart valve net sales increased 9% during the second quarter of 2006, due primarily to an increase in unit volume of approximately 15% which was partially offset by a decline in average selling price. Foreign currency translation had an unfavorable impact of $0.6 million. For the first six months of 2006, heart valve net sales increased 6%, due primarily to an increase in unit volume of approximately 13%. Foreign currency translation had an unfavorable impact of $3.2 million while average selling price slightly declined. For both the second quarter and first six months of 2006, sales growth in tissue heart valves continues to be partially offset by declines in mechanical heart valves net sales. Net sales of other cardiac surgery products remained relatively flat during the second quarter and first six months of 2006, respectively, when compared to the same periods in 2005.

Neuromodulation

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2006	2005	2006	2005

Neuromodulation products	$43,504	$—	$85,459	$—

St. Jude Medical did not have neuromodulation product sales prior to our acquisition of ANS in November 2005. Second quarter 2006 net sales of $43.5 million represent a 12% increase over ANS’s second quarter 2005 sales of $38.7 million as a stand-alone company. Net sales of $85.5 million for the first six months of 2006 represent a 20% increase over ANS’s net sales of $71.0 million as a stand-alone company for the first six months of 2005.

Cardiology

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2006	2005	% Change	2006	2005	% Change

Vascular closure devices	$86,939	$84,781	2.5%	$170,969	$167,541	2.0%
Other cardiology products	27,734	27,709	0.1%	55,324	55,121	0.4%

	$114,673	$112,490	1.9%	$226,293	$222,662	1.6%

Cardiology net sales increased 2% during both the second quarter and first six months of 2006 as compared with these same periods in 2005. CD net sales for both the second quarter and first six months of 2006 were favorably impacted by growth in unit volume driven by increased sales of vascular closure devices. Foreign currency translation had an unfavorable impact on CD net sales in the second quarter and first six months of 2006 as compared with these same periods in 2005 of approximately $1.7 million and $6.1 million, respectively. Net sales of vascular closure devices increased 3% during the second quarter of 2006 due to a 5% increase in unit sales which was partially offset by a slight decline in average selling price. Foreign currency translation had an unfavorable impact of $0.6 million. For the first six months of 2006, net sales of vascular closure devices increased 2%, due primarily to an increase in unit volume of approximately 5%. Foreign currency translation had an unfavorable impact of $2.9 million while average selling price slightly declined. Net sales of other cardiology products were flat during the second quarter and first six months of 2006, respectively, when compared to the same periods in 2005.

Atrial Fibrillation

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2006	2005	% Change	2006	2005	% Change

Atrial fibrillation products	$80,085	$60,413	32.6%	$153,837	$118,954	29.3%

Atrial Fibrillation net sales increased 33% and 29% during the second quarter and first six months of 2006, respectively, when compared to the same periods one year ago. The increases in AF net sales are due to sales of products related to recent acquisitions and an increase in unit volume of existing products. Foreign currency translation had an unfavorable impact of $0.9 million during the second quarter of 2006 and $3.6 million during the first six months of 2006.

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2006	2005	% Change	2006	2005	% Change

Net sales	$832,922	$723,655	15.1%	$1,617,338	$1,387,564	16.6%

Overall, net sales increased 15% in the second quarter of 2006 over the second quarter of 2005. For the first six months of 2006, net sales increased 17% over the same period one year ago. Incremental revenue resulting from the acquisition of ANS benefited net sales for the second quarter and first six months of 2006 by approximately $43.5 million and $85.5 million, respectively. Sales growth was partially offset by foreign currency translation which had a $5.7 million unfavorable impact on second quarter 2006 net sales and a $27.7 million unfavorable impact on net sales for the first six months of 2006. The unfavorable impact for both the second quarter and first six months of 2006 were due primarily to the strengthening of the U.S. Dollar against the Euro and the Yen. This amount is not indicative of the net earnings impact of foreign currency translation for respective periods of 2006 due to partially offsetting favorable foreign currency translation impacts on cost of sales and operating expenses.

Net sales by geographic markets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales (a)	2006	2005	2006	2005

United States	$483,995	$417,248	$948,151	$790,644
International
Europe	205,666	174,610	394,798	344,356
Japan	71,778	71,746	139,765	139,766
Other (b)	71,483	60,051	134,624	112,798

	348,927	306,407	669,187	596,920

	$832,922	$723,655	$1,617,338	$1,387,564

(a)	Net sales are attributed to geographies based on location of the customer.
(b)	No one geographic market is greater than 5% of consolidated net sales.

Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2006	2005	2006	2005

Gross profit	$605,958	$522,637	$1,181,927	$998,663
Percentage of net sales	72.8%	72.2%	73.1%	72.0%

Gross profit for the second quarter of 2006 totaled $606.0 million, or 72.8% of net sales, compared to $522.6 million, or 72.2% of net sales, for the second quarter of 2005. Gross profit for the first six months of 2006 totaled $1,181.9 million, or 73.1% of net sales, compared to $998.7 million, or 72.0% of net sales, for the first six months of 2005. The increase in our gross profit percentage for both the second quarter and first six months of 2006 reflects increased manufacturing efficiencies partially offset by unfavorable changes in product mix for our higher margin products and a slight decrease in the average selling price for these products. Stock-based compensation expense resulted in an unfavorable 0.2 percentage point impact on our gross profit percentage for the second quarter and first six months of 2006.

Selling, General and Administrative (SG&A) Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2006	2005	2006	2005

Selling, general and administrative	$301,022	$237,586	$585,230	$456,633
Percentage of net sales	36.1%	32.8%	36.2%	32.9%

SG&A expense for the second quarter of 2006 totaled $301.0 million, or 36.1% of net sales, compared to $237.6 million, or 32.8% of net sales, for the second quarter of 2005. Approximately 1.4 percentage points of the second quarter 2006 SG&A expense as a percent of net sales relates to $12.0 million of stock-based compensation expense. The remaining 1.9 percentage point increase in SG&A expense as a percent of net sales relates to higher amortization expense resulting from intangible assets acquired as part of fiscal year 2005 acquisitions and higher costs related to the continued expansion of our selling organization infrastructure. SG&A expense for the first six months of 2006 totaled $585.2 million, or 36.2% of net sales, compared to $456.6 million, or 32.9% of net sales, for the first six months of 2005. Approximately 1.5 percentage points of the SG&A expense for the first six months of 2006 as a percent of net sales relates to $24.0 million of stock-based compensation expense. The remaining 1.8 percentage point increase in SG&A expense as a percent of net sales relates to higher amortization expense resulting from intangible assets acquired as part of fiscal year 2005 acquisitions and higher costs related to the continued expansion of our selling organization infrastructure.

Research and Development (R&D) Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2006	2005	2006	2005

Research and development	$108,840	$89,807	$214,098	$166,792
Percentage of net sales	13.1%	12.4%	13.2%	12.0%

R&D expense in the second quarter of 2006 totaled $108.8 million, or 13.1% of net sales, compared to $89.8 million, or 12.4% of net sales, for the second quarter of 2005. Stock-based compensation expense for the second quarter of 2006 of $4.4 million resulted in an unfavorable 0.5 percentage point impact on R&D expense as percent of net sales. R&D expense in the first six months of 2006 totaled $214.1 million, or 13.2% of net sales, compared to $166.8 million, or 12.0% of net sales, for the first six months of 2005. Approximately 0.5 percentage points of R&D expense for the first six months of 2006 as a percent of net sales relates to $8.8 million of stock-based compensation expense. The remaining 0.7 percentage point increase in R&D expense for the first six months of 2006 as a percent of net sales was due primarily to our increased spending on the development of new products and related clinical trials, including products to treat emerging indications including atrial fibrillation.

Purchased In-Process Research and Development Charges

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2006	2005	2006	2005

Purchased in-process research
and development	$—	$13,700	$—	$26,100

Velocimed, LLC (Velocimed): In April 2005, we acquired Velocimed to further enhance our portfolio of products in the interventional cardiology market. At the date of acquisition, $13.7 million of the purchase price was expensed as IPR&D related to projects for the Proxis™ embolic protection device (Proxis™) that had not yet reached technological feasibility in the United States and other geographies and had no future alternative use. The device is used to help minimize the risk of heart attack or stroke if plaque or other debris is dislodged into the blood stream during interventional cardiology procedures. In 2005 we incurred $3.4 million in costs related to these projects. We have incurred $1.9 million in the first six months of 2006 and expect to incur an additional $1.3 million through 2007 to bring this acquired technology to commercial viability.

Endocardial Solutions, Inc. (ESI): In January 2005, we acquired ESI to further enhance our portfolio of products used to treat heart rhythm disorders. At the date of acquisition, $12.4 million of the purchase price was expensed as IPR&D related to system upgrades that had not yet reached technological feasibility and had no future alternative use. These major system upgrades are part of the Ensite® system which is used for the navigation and localization of diagnostic and therapeutic catheters used in atrial fibrillation ablation and other EP catheterization procedures. In 2005 we incurred an additional $0.7 million in costs related to these projects and in the third quarter of 2005, we achieved commercial viability and launched Ensite® system version 5.1 and the Ensite® Verismo™ segmentation tool.

Other (Expense) Income

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2006	2005	2006	2005

Interest income	$3,589	$4,218	$7,706	$8,276
Interest expense	(9,383)	(2,406)	(15,854)	(4,712)
Other	575	(423)	2,225	(443)

Total other (expense) income	$(5,219)	$1,389	$(5,923)	$3,121

The unfavorable changes in other (expense) income during the second quarter of 2006 and the first six months of 2006 as compared to the same periods in the prior year were due primarily to higher interest expense resulting from the issuance of our convertible subordinated debentures in the fourth quarter of 2005 to fund a portion of the acquisition of ANS as well as higher commercial paper borrowings to finance the majority of the repurchase of $700 million of our common stock in the second quarter of 2006.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(as a percent of pre-tax income)	2006	2005	2006	2005

Effective tax rate	26.1%	44.5%	26.2%	37.3%

Our effective income tax rate was 26.1% and 44.5% for the second quarter of 2006 and 2005, respectively. In the second quarter of 2005, we repatriated $500 million under the American Jobs Creation Act of 2004 and recorded income tax expense of $27.0 million, negatively impacting the effective tax rate for the second quarter of 2005 by 14.8 percentage points. The effective tax rate for the second quarter of 2005 was also negatively impacted by 3.1 percentage points from a $13.7 million IPR&D charge in connection with the acquisition of Velocimed. This IPR&D charge had no related tax benefits because it was non-deductible for income tax purposes.

Our effective income tax rate was 26.2% and 37.3% for the first six months of 2006 and 2005, respectively. The $27.0 million income tax expense recorded as a result of the repatriation of $500 million under the American Jobs Creation Act of 2004 negatively impacted the effective tax rate for the first six months of 2005 by 7.7 percentage points. Non-deductible aggregate IPR&D charges of $26.1 million from the acquisitions of ESI and Velocimed also negatively impacted the effective tax rate for the first six months of 2005 by 2.3 percentage points.

The Federal Research and Development tax credit (R&D tax credit), which provides a tax benefit on certain incremental R&D expenditures, expired on December 31, 2005. Legislation to retroactively reinstate the R&D tax credit is pending in the U.S. Congress, however, it was not enacted and signed into law as of June 30, 2006. Accordingly, no benefit from the R&D tax credit was included in our 2006 effective tax rate. The benefit of the R&D tax credit will be recorded in the period the legislation is enacted and signed into law.

LIQUIDITY

We believe that our existing cash balances, available borrowings under our committed credit facilities and future cash generated from operations will be sufficient to meet our working capital and capital investment needs over the next twelve months and in the foreseeable future thereafter. Should suitable investment opportunities arise, we believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital, if necessary. We have short-term credit ratings of A2 from Standard & Poor’s and P2 from Moody’s.

In December 2005, we issued $660.0 million aggregate principal amount of 2.80% Convertible Senior Debentures (Convertible Debentures) which permit the holders of the Convertible Debentures to require us to repurchase some or all of the Convertible Debentures for cash on December 15, 2006. If we are required to repurchase some or all of the Convertible Debentures for cash on that date, we believe that we will be able to finance such repurchase through cash from operations, proceeds from the issuance of commercial paper or additional debt financing. Refer to the Debt and Credit Facilities section below for future details on the Convertible Debentures.

At June 30, 2006, a large portion of our cash and cash equivalents were held by our non-U.S. subsidiaries. These funds are only available for use by our U.S. operations if they are repatriated into the United States; however, we are not dependent on the repatriation of these funds to meet our future cash flow needs. In the second quarter of 2005, we repatriated $500 million under the American Jobs Creation Act of 2004.

Cash Flows from Operating Activities

Cash provided by operating activities was $245.7 million for the first six months of 2006, an $18.8 million decrease from the same period one year ago. The decrease in operating cash flow during the first six months of 2006 when compared to the first six months of 2005 results from changes in operating assets and liabilities as well as a required change in classification of excess tax benefits from the exercise of stock options.

Operating cash flows decreased approximately $141.4 million due to changes in operating assets and liabilities, principally accounts receivable and inventory, which increased $24.7 million and $45.3 million, respectively. We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. Accounts receivable increased in the first six months of 2006, but our DSO (calculated as average quarterly daily sales divided by ending net accounts receivable) remained unchanged at 91 days at June 30, 2006 and December 31, 2005. We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. Inventory increased to support new CRM and CD product introductions as well as to support our increased sales volumes. As a result, DIOH (calculated as average year-to-date daily cost of sales divided by ending net inventory) increased to 180 days at June 30, 2006 from 159 days at December 31, 2005. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels.

The required change in classification of excess tax benefits from the exercise of stock options resulted from our adoption of SFAS No. 123(R) on January 1, 2006. For the first six months of 2005, these excess tax benefits were classified as operating cash flows as part of the change in income taxes payable, however, for the first six months of 2006, such benefits are now classified as financing cash flows. These excess tax benefits had positively impacted our operating cash flows for the first six months of 2005 by $45.5 million. See Note 3 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion of how adopting SFAS No. 123(R) affected our consolidated results of operations and statement of cash flows.

Cash Flows from Investing Activities

Cash used in investing activities was $159.7 million in the first six months of 2006 compared to $441.6 million in the same period last year. Because we did not make any significant acquisitions in the first six months of 2006, cash used in investing activities decreased when compared to the first six months of 2005, when we acquired ESI for $279.4 million and Velocimed for $70.9 million, less cash acquired. However, we did increase our investments in property, plant and equipment, including next-generation diagnostic equipment such as our Merlin™ Patient Care System. We expect fiscal year 2006 capital expenditures to total approximately $225 million to $250 million, compared to $159 million in fiscal year 2005. If strategic opportunities arise, we have sufficient short-term liquidity sources to fund internal development opportunities and invest in acquisitions and minority investments. In January 2006, we made an additional $12.5 million investment in ProRhythm. Refer to the Acquisitions and Minority Investment section above for more detail on our investment in ProRhythm.

Cash Flows from Financing Activities

Cash used in financing activities was $310.8 million in the first six months of 2006 compared to cash provided by financing activities of $27.1 million in the same period last year. We repurchased $700 million of our common stock in the second quarter of 2006, which was primarily financed through proceeds from the issuance of commercial paper. As discussed previously, excess tax benefits from the exercise of stock options are now classified as financing cash flows, and this amount can fluctuate significantly in future periods as it is dependent upon, among other things, the level of stock option exercises by our employees as well as the fair market value of our common stock on the exercise dates.

SHARE REPURCHASE PROGRAM

On April 18, 2006, our Board of Directors authorized a new share repurchase program of up to $700 million of our outstanding common stock. The $700 million share repurchase program replaced our earlier share repurchase program, under which we were authorized to repurchase up to $300 million of our outstanding common stock. No stock had been repurchased under this earlier program. On April 21, 2006, we began making share repurchases through transactions in the open market in accordance with applicable securities laws. On May 26, 2006, we had repurchased the maximum amount authorized by the Board of Directors under the repurchase program. Approximately 18.6 million shares were repurchased for a total of $700 million, which was financed through cash from operations and proceeds from the issuance of commercial paper.

DEBT AND CREDIT FACILITIES

Total debt increased to $1.4 billion at June 30, 2006 from $1.1 billion at December 31, 2005 as a result of the issuance of commercial paper to fund the repurchase of $700 million of our common stock. Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. At June 30, 2006 we had $535.2 million of commercial paper outstanding which bears interest at a weighted average effective interest rate of 5.3% and has a weighted average original maturity of 28 days.

In December 2005, we issued $660.0 million aggregate principal amount of 2.80% Convertible Debentures that mature on December 15, 2035. Interest payments are required on a semi-annual basis. Contingent interest is payable in certain circumstances after December 15, 2006. We have the right to redeem some or all of the Convertible Debentures for cash at any time on or after December 15, 2006. We also may be required to repurchase some or all of the Convertible Debentures for cash upon the occurrence of certain events and on December 15 in the years 2006, 2008, 2010, 2015, 2020, 2025 and 2030. The Convertible Debentures are convertible under certain circumstances for cash and shares of our common stock, if any, at a conversion rate of 15.5009 shares (or an initial conversion price of approximately $64.51 per share of common stock). Upon conversion, we would be required to satisfy up to 100% of the principal amount of the Convertible Debentures solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock.

In May 2003, we issued 7-year, 1.02% unsecured notes totaling 20.9 billion Yen, or $179.1 million and $176.9 million at June 30, 2006 and December 31, 2005, respectively. Interest payments are required on a semi-annual basis and the entire principal balance is due in May 2010.

On June 30, 2006, we had up to $750.0 million of available borrowings under our committed credit facilities in the United States, consisting of a $350 million revolving credit agreement that expires in September 2008 and a $400 million revolving credit agreement that expires in September 2009. Borrowings under these credit facilities bear interest at variable rates tied to the London InterBank Offered Rate and can be used for general corporate purposes or to support our commercial paper program. In June 2006, we obtained a 1.0 billion Yen (equivalent to approximately $8.6 million at June 30, 2006) credit facility that expires in June 2007. Borrowings under the credit facility bear interest at the floating Tokyo InterBank Offered Rate plus 0.50% per annum. This credit facility replaced a 1.0 billion Yen credit facility that expired in June 2006. There were no outstanding borrowings under our credit facilities at June 30, 2006 or December 31, 2005.

Our 1.02% unsecured notes and revolving credit facilities contain various operating and financial covenants. Specifically, we must have a ratio of total debt to total capitalization not exceeding 55%, have a leverage ratio (defined as the ratio of total debt to EBIT (net earnings before interest and income taxes) or total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0, and an interest coverage ratio (defined as the ratio of EBIT to interest expense or the ratio of EBITDA to interest expense) not less than 3.0 to 1.0 or 3.5 to 1.0, as applicable. We also have limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. However, these agreements do not include provisions for the termination of the agreements or acceleration of repayment due to changes in our debt ratings. We were in compliance with all of our debt covenants at June 30, 2006.

COMMITMENTS AND CONTINGENCIES

A description of our contractual obligations and other commitments is contained in Part II, Item 7A, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2005 Annual Report on Form 10-K. As discussed above in Debt and Credit Facilities, our total debt has increased to $1.4 billion at June 30, 2006 from $1.1 billion at December 31, 2005. There have been no other significant changes in our contractual obligations and other commitments as previously disclosed in our 2005 Annual Report on Form 10-K. We have no off-balance sheet financing arrangements other than that previously disclosed in our 2005 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 7 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

10.	Difficulties obtaining, or the inability to obtain, appropriate levels of product liability insurance.
11.	The ability of our Silzone® product liability insurers to meet their obligations to us.
12.	A serious earthquake affecting our facilities in Sunnyvale or Sylmar, California, or a hurricane affecting our operations in Puerto Rico.
13.	Healthcare industry consolidation leading to demands for price concessions or the exclusion of some suppliers from significant market segments.
14.	Adverse developments in the investigation of business practices in the cardiac rhythm management industry by the U.S. Attorney’s Office in Boston.
15.	Adverse developments in litigation, including product liability litigation, patent or other intellectual property litigation or shareholder litigation.
16.	Inability to successfully integrate the businesses that we have acquired in recent years, including ANS, and that we plan to acquire.
17.	Adverse developments arising out of the investigation by the Office of the Inspector General, Department of Health and Human Services into certain business practices of ANS.
18.	Failure to successfully complete clinical trials for new indications for our products and failure to successfully develop markets for such new indications.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2005 in our market risk. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2005 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

During the fiscal quarter ended June 30, 2006, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated. Our significant legal proceedings are discussed in Note 7 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and are incorporated herein by reference. While it is not possible to predict the outcome for most of the legal proceedings discussed in Note 7, the costs associated with such proceedings could have a material adverse effect on our consolidated earnings, financial position or cash flows of a future period.

Item 1A.	RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A, Risk Factors in our 2005 Annual Report on Form 10-K, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to materially impact our business, financial condition or results of operations. We are updating the risk factors set forth in our 2005 Annual Report on Form 10-K by adding the following risk factor:

Failure to successfully implement a new enterprise resource planning (ERP) system could adversely affect our business.

We are planning to convert to a new ERP system. Implementation of the new ERP system is scheduled to occur in phases through 2009. Failure to smoothly execute the implementation of the ERP system could adversely affect the Company’s business, financial condition and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On April 18, 2006, the Company’s Board of Directors authorized a new share repurchase program of up to $700 million of the Company’s outstanding common stock. On May 26, 2006, the Company had repurchased the maximum amount authorized by the Board of Directors under the repurchase program.

The following table provides information about the shares repurchased by the Company during the second quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

04/02/06 – 04/29/06	4,847,000	$39.52	4,847,000	$508,455,000
04/30/06 – 06/03/06	13,732,390	37.03	13,732,390	—
06/04/06 – 07/01/06	—	—	—	—

Total	18,579,390	$37.68	18,579,390	$—

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2006 Annual Meeting of Shareholders held on May 10, 2006, the shareholders voted on and approved the proposals listed below and the results are as follows:

a)	A proposal to elect two directors to the Company’s Board of Directors to serve three-year terms ending at the Company’s annual meeting in 2009, as follows:

Director	Votes For	Votes Withheld
John W. Brown	327,888,654	3,467,379
Daniel J. Starks	321,686,490	9,469,543

In addition, the terms of the following directors continued after the meeting: directors with a term ending in 2007 – Michael A. Rocca, David A. Thompson and Stephan K. Widensohler; and directors with a term ending in 2008 – Richard R. Devenuti, Stuart M. Essig, Thomas H. Garrett III and Wendy L. Yarno.

b)

A proposal to approve the St. Jude Medical 2006 Stock Plan. The proposal received 247,678,450 votes for and 32,837,365 votes against, with the holders of 2,256,315 shares abstaining; and 48,383,903 were broker non-votes.

c)

A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2006. The proposal received 321,979,276 votes for and 6,964,350 votes against, with the holders of 2,212,407 shares abstaining.

Item 6.	EXHIBITS

10.1

Stock Purchase Plan Engagement Agreement between St. Jude Medical, Inc. and Banc of America Securities LLC dated as of April 21, 2006 is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on April 21, 2006.

10.2	St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 16, 2006.

10.3

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on May 16, 2006.

10.4	St. Jude Medical, Inc. 2000 Stock Plan, as Amended.

10.5	St. Jude Medical, Inc. 2002 Stock Plan, as Amended.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.
August 7, 2006	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

Stock Purchase Plan Engagement Agreement between St. Jude Medical, Inc. and Banc of America Securities LLC dated as of April 21, 2006 is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on April 21, 2006.

10.2	St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 16, 2006.

10.3

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on May 16, 2006.

10.4	St. Jude Medical, Inc. 2000 Stock Plan, as Amended. #
10.5	St. Jude Medical, Inc. 2002 Stock Plan, as Amended. #
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

_________________

# Filed as an exhibit to this Quarterly Report on Form 10-Q.