Form 10-Q
period 2006-09-30
ST JUDE MEDICAL INC
filed 2006-11-07
CIK 203077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

The number of shares of common stock, par value $.10 per share, outstanding on October 31, 2006 was 353,469,239.

ITEM	DESCRIPTION	PAGE

PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$821,278	$737,780	$2,438,616	$2,125,344
Cost of sales
Cost of sales before special charges	225,179	200,735	660,590	589,636
Special charges	15,108	—	15,108	—
Gross profit	580,991	537,045	1,762,918	1,535,708

Selling, general and administrative expense	290,424	243,551	875,654	700,184
Research and development expense	108,674	97,493	322,772	264,285
Purchased in-process research and development charges	—	—	—	26,100
Special charges (credits)	19,719	(11,500)	19,719	(11,500)
Operating profit	162,174	207,501	544,773	556,639

Other (expense) income - net	(9,159)	3,917	(15,082)	7,038
Earnings before income taxes	153,015	211,418	529,691	563,677

Income tax expense	37,475	43,631	136,050	175,058

Net earnings	$115,540	$167,787	$393,641	$388,619

Net earnings per share:
Basic	$0.33	$0.46	$1.09	$1.07
Diluted	$0.32	$0.44	$1.05	$1.03

Weighted average shares outstanding:
Basic	352,774	364,913	361,219	362,545
Diluted	365,171	380,957	375,110	377,817

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$70,289	$534,568
Accounts receivable, less allowance for doubtful accounts of $26,107 at September 30, 2006 and $33,319 at December 31, 2005	868,327	793,929
Inventories	438,401	378,456
Deferred income taxes – net	107,757	100,272
Other	150,924	133,916
Total current assets	1,635,698	1,941,141

Property, plant and equipment – at cost	1,093,493	930,594
Less accumulated depreciation	(521,290)	(492,178)
Net property, plant and equipment	572,203	438,416
Other Assets
Goodwill	1,639,023	1,634,973
Other intangible assets, net	560,308	572,246
Other	267,832	258,064
Total other assets	2,467,163	2,465,283
TOTAL ASSETS	$4,675,064	$4,844,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$660,000	$876,000
Accounts payable	167,337	169,296
Income taxes payable	68,179	108,910
Accrued expenses
Employee compensation and related benefits	192,932	204,089
Other	178,582	176,087
Total current liabilities	1,267,030	1,534,382
Long-Term Debt	358,197	176,970
Deferred Income Taxes – net	178,817	157,443
Other Liabilities	109,469	93,000
Total liabilities	1,913,513	1,961,795
Commitments and Contingencies (Note 7)	—	—
Shareholders’ Equity
Preferred stock	—	—
Common stock (353,346,784 and 367,904,418 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively)	35,335	36,790
Additional paid-in capital	69,103	514,360
Unearned compensation	—	(5,641)
Retained earnings	2,632,482	2,345,311
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	5,881	(29,231)
Unrealized gain on available-for-sale securities	18,750	21,456
Total shareholders’ equity	2,761,551	2,883,045
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,675,064	$4,844,840

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

Nine Months Ended September 30,	2006	2005
OPERATING ACTIVITIES
Net earnings	$393,641	$388,619
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	67,076	54,400
Amortization	53,436	37,421
Stock-based compensation	53,237	—
Purchased in-process research and development charges	—	26,100
Special charges (credits)	34,827	(11,500)
Deferred income taxes	15,439	11,875
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(51,699)	(125,870)
Inventories	(64,437)	(16,442)
Other current assets	(19,118)	(5,565)
Accounts payable and accrued expenses	(37,271)	39,248
Income taxes payable	(35,291)	76,094
Net cash provided by operating activities	409,840	474,380

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(198,523)	(107,429)
Business acquisition payments, net of cash acquired	(21,622)	(377,260)
Other - net	(18,111)	(5,620)
Net cash used in investing activities	(238,256)	(490,309)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	66,793	96,913
Excess tax benefits from stock-based compensation	26,473	—
Common stock repurchased	(700,000)	—
Borrowings under debt facilities	2,875,500	2,577,015
Payments under debt facilities	(2,910,921)	(2,610,950)
Net cash (used in) provided by financing activities	(642,155)	62,978
Effect of currency exchange rate changes on cash and cash equivalents	6,292	(22,638)
Net (decrease) increase in cash and equivalents	(464,279)	24,411
Cash and cash equivalents at beginning of period	534,568	688,040
Cash and cash equivalents at end of period	$70,289	$712,451

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENT

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company effective January 1, 2007. The Company is currently evaluating the impact of this standard on its financial statements.

NOTE 3 – STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25). Under the fair value recognition provisions of SFAS No. 123(R), the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively revised. For the Company, the valuation provisions of SFAS No. 123(R) apply to awards granted after the January 1, 2006 effective date. Stock-based compensation expense for awards granted prior to the effective date but that remain unvested on the effective date is being recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The adoption of SFAS No. 123(R) had a material impact on the Company’s consolidated results of operations and statement of cash flows.

Stock Options and Stock Appreciation Rights

Stock option awards are generally granted to officers and key employees at exercise prices equal to the fair market value of the Company’s common stock on the grant date. The majority of the Company’s stock option awards are non-qualified stock options with an eight-year life and a four-year ratable vesting term. The Company currently grants stock options under the 1997 Stock Option Plan, the 2000 Stock Plan (as amended), the 2002 Stock Plan (as amended) and the 2006 Stock Plan. At September 30, 2006, approximately 7.4 million shares were available for stock option grants under these plans.

On May 10, 2006, the Company’s shareholders approved the 2006 Stock Plan, authorizing the issuance of an aggregate of 5.0 million shares of the Company’s common stock through grants of stock options and stock appreciation rights (SARs). Similar to stock options, SARs reward holders if the fair market value of the Company’s common stock rises above the price on the SAR grant date. Upon exercise of the SAR, the holder receives cash or stock equivalent to the excess of the fair market value of the Company’s common stock on the exercise date over the grant price of the SAR. The Company did not have any SARs outstanding as of September 30, 2006.

Restricted Stock

Restricted stock awards are granted to officers and key employees. Restricted stock awards are independent of stock option awards and are subject to forfeiture if employment terminates prior to the release of the restrictions. The Company grants restricted stock which generally vests ratably over a four-year period. Directors can elect to receive half or all of their annual retainer in the form of a restricted stock grant with six-month vesting terms. During the vesting period, ownership of the shares cannot be transferred. Restricted stock is considered issued and outstanding at the grant date and has the same dividend and voting rights as other common stock. The Company grants restricted stock under the 2000 Stock Plan. At September 30, 2006, 108,439 shares were available for restricted stock grants under this plan.

Employee Stock Purchase Savings Plan

The Company’s 2000 Employee Stock Purchase Savings Plan (ESPP) allows participating employees to purchase newly issued shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of a 12-month offering period. Employees can purchase shares at 85% of the market value at either the beginning of the offering period or the end of the offering period, whichever price is lower. The maximum number of shares that employees can purchase is established at the beginning of the offering period, which is on or around August 1 of each year. At September 30, 2006, approximately 0.8 million shares of additional common stock were available for purchase under the ESPP.

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

The following table provides the weighted average fair value of stock options granted to employees and the related assumptions used in the Black-Scholes model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Fair value of options granted	$11.47	$14.31	$11.64	$12.32
Assumptions used:
Expected life (years)	4.7	4.8	4.3	4.8
Risk-free interest rate	4.8%	4.1%	5.0%	3.9%
Volatility	27.8%	27.5%	27.9%	27.5%
Dividend yield	0%	0%	0%	0%

The following table provides the weighted average assumptions used in the Black-Scholes model to estimate the fair value of ESPP share options at the beginning of the respective 12-month offering periods:

	August 1, 2006	August 1, 2005
Expected life (years)	1.0	1.0
Risk-free interest rate	5.1%	3.8%
Volatility	29.9%	30.0%
Dividend yield	0%	0%

Expected life: The Company analyzes historical employee exercise and termination data to estimate the expected life assumption. The Company believes that historical data currently represents the best estimate of the expected life of a new employee stock option. For determining the fair value of stock options under SFAS No. 123(R), the Company uses different expected lives for the general employee population and officers and directors. In preparing to adopt SFAS No. 123(R), the Company examined its historical pattern of stock option exercises to determine if there was a discernable pattern as to how different classes of employees exercised their stock options. The Company’s analysis showed that officers and directors held their stock options for a longer period of time before exercising compared to the rest of the employee population. Prior to adopting SFAS No. 123(R), the Company used the entire employee population for estimating the expected life assumptions. The expected life for ESPP share options is the offering period of 12 months.

Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

Volatility: The Company estimates the expected volatility of its common stock by using the implied volatility in market traded options in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, which expressed the views of the SEC staff regarding the application of SFAS No. 123(R). The Company’s decision to use implied volatility was based on the availability of actively traded options for the Company’s common stock and the Company’s assessment that implied volatility is more representative of future stock price trends than the historical volatility of the Company’s common stock. Prior to adopting SFAS No. 123(R), the Company used historical volatility to determine the expected volatility.

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

The following tables present the statement of earnings classification of pre-tax stock-based compensation expense recognized during the three and nine months ended September 30, 2006 (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of sales	$1,595	$4,328
Selling, general and administrative expense	4,314	13,142
Research and development expense	11,807	35,767
	$17,716	$53,237

In connection with the acquisition of Advanced Neuromodulation Systems, Inc. (ANS) in November 2005, the Company granted replacement unvested stock options and replacement unvested restricted stock to ANS employees who had unvested stock options and unvested restricted stock outstanding at the date of acquisition. ANS employees are required to render future service in order to vest in the replacement stock options and restricted stock. The Company issued 790,737 replacement St. Jude Medical stock options having a weighted average exercise price of $24.00, which vest over one to four year periods. The fair values of the replacement stock options were determined on the replacement grant date using the Black-Scholes model. The weighted average fair value of the replacement stock options was $27.79. Additionally, the Company issued 209,364 shares of replacement St. Jude Medical restricted stock at a weighted average grant price of $48.17, which vest over a four year period. Included in the $17.7 million and $53.2 million of total pre-tax stock-based compensation expense recognized for the three and nine months ended September 30, 2006, respectively, is $2.2 million and $7.4 million of expense relating to these ANS replacement awards, respectively.

At September 30, 2006, there was $68.5 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures which is expected to be recognized over a weighted average period of 1.1 years and will be adjusted for any future changes in estimated forfeitures. Included in total unrecognized stock-based compensation expense is approximately $3.0 million related to replacement stock options and $5.8 million related to replacement restricted stock that the Company issued in connection with the acquisition of ANS, which is expected to be recognized over weighted average periods of 0.9 years and 1.6 years, respectively.

Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net earnings and net earnings per share for the three and nine months ended September 30, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net earnings, as reported	$167,787	$388,619
Less: Total stock-based compensation expense
determined under fair value based method for
all awards, net of related tax effects	(10,528)	(32,303)
Pro forma net earnings	$157,259	$356,316

Net earnings per share:
Basic - as reported	$0.46	$1.07
Basic - pro forma	$0.43	$0.98

Diluted - as reported	$0.44	$1.03
Diluted - pro forma	$0.41	$0.95

Statement of Cash Flows Change in Classification

Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized stock-based compensation expense were reported as operating cash flows. Under SFAS No. 123(R), such excess tax benefits are reported as financing cash flows. Although total cash flows under SFAS No. 123(R) remain unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS No. 123(R). For the nine months ended September 30, 2006, there were excess tax benefits of $26.5 million, which are classified as financing cash flows. For the nine months ended September 30, 2005, there were excess tax benefits of $62.2 million, which are classified as operating cash flows as part of the change in income taxes payable.

General Stock Option and Restricted Stock Information

The following table summarizes stock option activity during the nine months ended September 30, 2006:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2005	45,887,344	$23.34
Granted	404,450	37.43
Canceled	(898,653)	37.05
Exercised	(3,514,563)	14.56
Balance at September 30, 2006	41,878,578	$23.92

The following tables summarize information concerning stock options outstanding and exercisable at September 30, 2006:

Options Outstanding				Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Outstanding	Weighted Average Exercise Price
$5.02 - $ 9.30	6,858,973	$7.69	1.3	6,858,973	$7.69
$9.31 - $17.36	11,424,077	15.19	3.4	9,822,722	14.89
$17.38 - $30.89	8,148,474	19.62	3.9	7,611,065	19.24
$30.95 - $41.47	7,620,332	32.31	5.4	3,417,880	31.87
$41.78 - $51.91	7,826,722	47.16	6.8	1,052,381	42.97
	41,878,578	$23.92	4.2	28,763,021	$17.37

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $94.1 million. At September 30, 2006, the total intrinsic value of options outstanding and options exercisable was $573.4 million and $524.7 million, respectively. The total intrinsic value at September 30, 2006 is based on the Company’s closing stock price on the last trading day of the quarter for in-the-money options.

The following table summarizes restricted stock activity during the nine months ended September 30, 2006:

	Unvested Shares Outstanding	Weighted Average Grant Price
Balance at December 31, 2005	221,556	$47.79
Granted	13,581	34.04
Vested	(3,000)	37.53
Canceled	(8,546)	46.09
Balance at September 30, 2006	223,591	$47.15

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

Advanced Neuromodulation Systems, Inc.:   On November 29, 2005, the Company completed its acquisition of ANS. ANS designs, develops, manufactures and markets implantable neuromodulation devices used primarily to manage chronic severe pain. The ANS acquisition expanded the Company’s implantable microelectronics technology programs and provided the Company an immediate presence in the neuromodulation segment of the medical device industry.

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

The following unaudited pro forma information presents the consolidated results of operations of the Company and ANS as if the acquisition of ANS had occurred as of the beginning of the periods presented (in thousands, except per share amounts):

	(Unaudited)
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Revenue	$777,117	$2,235,710
Net earnings	165,553	434,867
Net earnings per share:
Basic	$0.45	$1.20
Diluted	$0.43	$1.15

Pro forma adjustments relate to amortization of identified intangible assets, interest expense resulting from acquisition financing and certain other adjustments together with related income tax effects. Pro forma net earnings for the nine months ended September 30, 2005 include an $85.2 million pre-tax gain on the sale of ANS’s investment in common stock of Cyberonics, Inc., which was recorded by ANS in its historical results of operations for the nine months ended September 30, 2005. The above unaudited pro forma consolidated results of operations are for comparative purposes only and are not necessarily indicative of results that would have occurred had the acquisition occurred as of the beginning of the period presented, nor are they necessarily indicative of future results.

Other Acquisitions: During the nine months ended September 30, 2006, the Company also acquired various businesses involved in the distribution of the Company’s products for aggregate cash consideration of $21.6 million.

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

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 14) for the nine months ended September 30, 2006 are as follows (in thousands):

	CRM/CS/NEURO	CD/AF	Total
Balance at December 31, 2005	$1,184,412	$450,561	$1,634,973

Foreign currency translation	3,850	200	4,050
Balance at September 30, 2006	$1,188,262	$450,761	$1,639,023

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	September 30, 2006		December 31, 2005
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Amortized intangible assets:
Purchased technology and patents	$473,012	$62,776	$474,994	$41,402
Customer lists and relationships	126,702	31,342	98,282	23,009
Distribution agreements	42,467	14,772	42,164	11,486
Trademarks and tradenames	23,300	1,294	23,300	129
Licenses and other	7,441	2,430	7,184	1,765
	$672,922	$112,614	$645,924	$77,791

Indefinite-lived intangible assets:
Trademarks	$—		$4,113

NOTE 6 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Finished goods	$307,015	$262,640
Work in process	38,557	34,531
Raw materials	92,829	81,285
	$438,401	$378,456

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

Subsequent to the Company’s voluntary field action, the Company has been sued in various jurisdictions by some patients who received a product with Silzone® coating and, as of October 24, 2006, such cases are pending in the United States, Canada, United Kingdom, Ireland and France. Some of these claimants allege bodily injuries as a result of an explant or other complications, which they attribute to Silzone®-coated products. Others, who have not had their Silzone®-coated heart valve explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. The Company has vigorously defended against the claims that have been asserted and expects to continue to do so with respect to any remaining claims.

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

After briefing and oral argument by the parties, the District Court issued its further ruling on class certification issues on October 13, 2006. The District Court granted plaintiffs’ renewed motion to certify a nationwide consumer protection class under Minnesota’s consumer protection statutes and the Private Attorney General Act. The Company plans to seek appellate review of the District Court’s October 13, 2006 decision.

In addition to the purported class action before the District Court, as of October 24, 2006, there were 16 individual Silzone® cases initiated in various federal courts which were pending before the District Court. Plaintiffs in those cases are requesting damages ranging from $10 thousand to $120.5 million and, in some cases, seeking an unspecified amount. The first individual complaint that was transferred to the MDL court was served upon the Company on November 28, 2000, and the most recent individual complaint that was transferred to the MDL court was served upon the Company on February 10, 2006. These cases, which are consolidated before the District Court, are proceeding in accordance with the scheduling orders the District Court has rendered. Actions involving products with Silzone® coating in various state courts in the United States may or may not be coordinated with the matters presently before the District Court.

There are 25 individual state court suits concerning Silzone®-coated products pending as of October 24, 2006, involving 33 patients. These cases are venued in Florida, Minnesota, Missouri, Nevada, Pennsylvania and Texas. There is also a case in Texas which has been dismissed but remains on appeal. The first individual state court complaint was served upon the Company on March 1, 2000, and the most recent individual state court complaint was served upon the Company on August 6, 2006. The complaints in these state court cases request damages ranging from $10 thousand to $100 thousand and, in some cases, seek an unspecified amount. These state court cases are proceeding in accordance with the orders issued by the judges in those matters.

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

There are also four class-action cases and one individual case pending against the Company in Canada. In one such case in Ontario, the court certified that a class action may proceed involving Silzone® patients. The Company’s request for leave to appeal the rulings on certification was rejected, and the trial of the initial phase of this matter is now scheduled for September 2007. A second case seeking class action in Ontario has been stayed pending resolution of the other Ontario action, and a case seeking class action in British Columbia is also proceeding but is in its early stages. A court in the Province of Quebec has certified a class action, and that matter is proceeding in accordance with the orders in that court. Additionally, on December 22, 2005, the Company was served with a lawsuit by the Quebec Provincial health insurer. The lawsuit asserts a subrogation right to recover the cost of insured services furnished or to be furnished to class members in the class action pending in Quebec. The complaints in these cases each request damages ranging from 1.5 million to 2.0 billion Canadian dollars (the equivalent to $1.4 million to $1.8 billion at September 30, 2006).

In the United Kingdom, one case involving one plaintiff is pending as of October 24, 2006. The Particulars of Claim in this case were served on July 13, 2004. The plaintiff in this case requests damages of approximately 0.2 million British pounds (the equivalent to approximately $0.4 million at September 30, 2006).

In Ireland, one case involving one plaintiff was withdrawn in the third quarter of 2006. The complaint in this case had been originally served on December 30, 2004, and had sought an unspecified amount in damages.

In France, one case involving one plaintiff is pending as of October 24, 2006. It was initiated by way of an Injunctive Summons to Appear that was served on November 8, 2004, and requests damages in excess of 3 million Euros (the equivalent to $3.8 million at September 30, 2006).

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

A summary of the activity relating to the Silzone® litigation reserve is as follows (in thousands):

Legal and Monitoring costs
Balance at December 31, 2004	$26,435

Accrued cost	9,800
Cash payments	(1,328)
Balance at December 31, 2005	34,907

Cash payments	(1,203)
Balance at September 30, 2006	$33,704

The Company records insurance receivables for amounts related to probable future legal costs associated with the Silzone® litigation that are expected to be reimbursable by the Company’s insurance carriers. In 2005, the Company determined that the Silzone® reserves should be increased by $9.8 million as a result of an increase in management’s estimate of the probable future legal costs that would be incurred. The Company also increased the receivable from the Company’s insurance carriers as the Company expects such costs to be reimbursable by the Company’s insurance carriers. At September 30, 2006 and December 31, 2005, the Company’s receivables from insurance carriers were $23.6 million and $24.1 million, respectively.

The Company’s remaining product liability insurance (approximately $125.5 million at October 24, 2006) for Silzone® claims consists of a number of layers, each of which is covered by one or more insurance companies. Part of the Company’s final layer of insurance ($20 million of the final $50 million layer) is covered by Lumberman’s Mutual Casualty Insurance, a unit of the Kemper Insurance Companies (collectively referred to as Kemper). Prior to being no longer rated by A.M. Best, Kemper’s financial strength rating was downgraded to a “D” (poor). Kemper is currently in “run off,” which means that it is not issuing new policies and is, therefore, not generating any new revenue that could be used to cover claims made under previously-issued policies. In the event Kemper is unable to pay claims directed to it, the Company believes the other insurance carriers in the final layer of insurance will take the position that the Company will be directly liable for any claims and costs that Kemper is unable to pay. It is possible that Silzone® costs and expenses will reach the limit of the final Kemper layer of insurance coverage, and it is possible that Kemper will be unable to meet its full obligations to the Company. If this were to happen, the Company could incur expense of up to approximately $20 million. The Company has not accrued for any such losses as potential losses are possible, but not estimable, at this time.

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

Although four cases asserted against the Company involving the Symmetry™ device sought class-action status, no class actions were certified in those cases, and all four cases have now been dismissed. In one of those matters seeking class action status, the case was dismissed by the court, and the plaintiff appealed the dismissal. In another, a Magistrate Judge recommended that the case not proceed as a class action. In the third case, the trial judge denied class certification in a July 26, 2005 decision that was not appealed. No motion requesting the court to certify a class action was ever pursued in the fourth case. Therefore, as of October 24, 2006, no class actions have been certified in cases involving the Symmetry™ device, and all four cases where class actions were initially sought have now been resolved, including the case where the plaintiff appealed the court’s dismissal of the case.

Since August 2003, when the first lawsuit involving the Symmetry™ device was filed against the Company, through October 24, 2006, the Company has resolved the claims involving over 94% of the plaintiffs that have initiated lawsuits against the Company involving the Symmetry™ device. As of October 24, 2006, all but four of the lawsuits which allege that the Symmetry™ device caused bodily injury or might cause bodily injury have been resolved. Three of the four unresolved lawsuits were initiated in the second quarter of 2006. Three of the four unresolved cases involving the Symmetry™ device are pending in state court in Minnesota and one is pending in federal court in South Carolina. The first of the unresolved cases involving the Symmetry™ device was commenced against the Company on June 17, 2004, and the most recently initiated unresolved case was commenced against the Company on June 12, 2006. Each of the complaints in these unresolved cases request damages in excess of $50 thousand. In addition to this litigation, some persons have made claims against the Company involving the Symmetry™ device without filing a lawsuit, although, as with the lawsuits, the vast majority of the claims that the Company has been made aware of as of October 24, 2006 have been resolved.

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

The case was returned to the district court in Indiana in November 2004, but since that time, further appellate activity has occurred. In this regard, the U.S. Supreme Court rejected the Company’s request that it review certain aspects of the CAFC decision. In addition, further appellate review has occurred after Guidant brought motion in the district court seeking to have a new judge assigned to handle the case in lieu of the judge that oversaw the prior trial. On a motion reconsideration, the judge reversed his initial decision in response to Guidant’s motion and agreed to have the case reassigned to a new judge but also certified the issue to the CAFC. On July 20, 2005, the CAFC ruled that the original judge should continue with the case. A hearing on claims construction issues and various motions for summary judgment brought by both parties was held on December 20, 2005, and the district court issued rulings on claims construction and in response to some of the motions for summary judgment on March 1, 2006. In response to the district court ruling, on March 21, 2006, Guidant filed a special request with the CAFC to appeal certain of the March 1, 2006 rulings, or to clarify the August 31, 2005 CAFC decision. The Company filed responses to these filings on April 7, 2006, and, on June 2, 2006, the CAFC rejected Guidant’s special request for an appeal. On July 30, 2006, the parties agreed to jointly approach the court to request a new schedule for the case, and in September 2006, the Court issued a new schedule for the case which kept the previously announced April 30, 2007 trial date.

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

Guidant 2004 Patent Litigation:  In February 2004, Guidant sued the Company in federal district court in Delaware alleging that the Company’s Epic® HF ICD, Atlas®+ HF ICD and Frontier™ devices infringe U.S Patent No. RE 38,119E (the ‘119 patent). A competitor of the Company, Medtronic, Inc., which has a license to the ‘119 patent, is contending in a separate lawsuit with Guidant in the same court that the ‘119 patent is invalid. In July 2005, the court ruled against Medtronic’s claim of invalidity, and Medtronic appealed that decision. In October 2006, the CAFC upheld the district court’s ruling against Medtronic’s claim of invalidity. By agreement with Guidant, Medtronic had presented limited arguments of invalidity in its case and did not address infringement. On January 6, 2006, the Court ruled against the Company in response to a motion for summary judgment it had filed in June 2005. The Company expects to assert invalidity arguments that were not made by Medtronic and also defend against Guidant’s claims of infringement. Pursuant to a recent order of the Court, this matter is presently set for trial in August 2007, and it is otherwise proceeding in accordance with deadlines established by the Court.

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

Guidant also sued the Company in February 2004 alleging that the Company’s QuickSite® 1056K pacing lead infringes U.S. Patent No. 5,755,766 (the ‘766 patent). This second suit was initiated in federal district court in Minnesota. Guidant later amended its complaint to allege that the QuickSite® 1056K and the QuickSite® 1056T pacing leads infringe U.S. Patent No. 6,901,288, as well as the ‘766 patent. The parties settled this suit on July 30, 2006 and agreed to a patent cross-license involving the parties’ cardiac rhythm management patent portfolio.

Advanced Bionics Patent Litigation:  On July 30, 2006, the Company settled the litigation between its recently acquired subsidiary, ANS, and Advanced Bionics, a subsidiary of Boston Scientific Corporation. That litigation had involved patent infringement claims by both parties. In connection with the settlement, the parties agreed to a cross-license of certain patents related to neuromodulation.

Securities Class Action Litigation:  In April and May 2006, five shareholders, each purporting to act on behalf of a class of purchasers during the period January 25 through April 4, 2006 (the Class Period), separately sued the Company and certain officers in federal district court in Minnesota alleging that the Company made materially false and misleading statements during the Class Period relating to financial performance, projected earnings guidance and projected sales of ICDs. The complaints, which all seek unspecified damages and other relief, as well as attorneys’ fees, have all been consolidated. In an August 24, 2006 ruling, lead plaintiffs were appointed by the district court. The plaintiffs filed their amended complaint on October 24, 2006. The Company intends to vigorously defend against the claims asserted in these actions. The Company’s directors and officers liability insurance provide $75 million of insurance coverage for the Company, the officers and the directors, after a $15 million self-insured retention level has been reached.

Additionally, the Company’s recently acquired subsidiary, ANS, has outstanding securities class action legal proceedings. In late May 2005, the U.S. District Court for the Eastern District of Texas, Sherman Division, granted an order consolidating three previously filed cases which sought class action status for claims asserted against ANS and certain of the individuals who were serving as ANS’s officers and directors at that time (the ANS Class Action Litigation), on behalf of purchasers of ANS securities between April 24, 2003 and February 16, 2005. On October 6, 2006, the parties entered into a settlement agreement that would resolve the ANS Class Action Litigation. That settlement is subject to the district court’s review and final approval. On October 18, 2006, the district court issued a preliminary order providing notice to the class, addressing certain procedural matters and setting a final Settlement Fairness Hearing for January 19, 2007. ANS’s directors and officers liability insurance policy provides coverage of up to $10 million. As of June 30, 2006, ANS had met its deductible under this policy, and from that point, it is expected that the insurance policy will cover costs of defense, settlements and judgments up to $10 million. Accordingly, once the district court grants final approval of the settlement, the insurance policy is expected to cover the amount of the settlement agreed to by the parties.

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

In late January 2005, ANS received a subpoena from the Office of the Inspector General, Department of Health and Human Services (OIG) requesting documents related to certain of its sales and marketing, reimbursement, Medicare and Medicaid billings, and other business practices of ANS. The Company is cooperating with the OIG’s request for documents.

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

Changes in the Company’s product warranty liability during the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$15,893	$12,826	$19,897	$13,235
Warranty expense recognized	(1,286)	8,216	(1,235)	8,469
Warranty credits issued	(786)	(131)	(4,841)	(793)
Balance at end of period	$13,821	$20,911	$13,821	$20,911

Other Commitments: The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products and other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of September 30, 2006, the Company estimates it could be required to pay approximately $292 million in future periods to satisfy such commitments. Refer to Part II, Item 7A, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2005 Annual Report on Form 10-K for additional information.

NOTE 8 – PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT (IPR&D) CHARGES AND SPECIAL CHARGES (CREDITS)

IPR&D Charges

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

Velocimed, LLC (Velocimed): In April 2005, the Company acquired Velocimed to further enhance the Company’s portfolio of products in the interventional cardiology market. At the date of acquisition, $13.7 million of the purchase price was expensed as IPR&D related to projects for the Proxis™ embolic protection device that had not yet reached technological feasibility in the United States and other geographies and had no future alternative use. The device is used to help minimize the risk of heart attack or stroke if plaque or other debris is dislodged into the blood stream during interventional cardiology procedures. In 2005, the Company incurred $3.4 million in costs related to these projects. The Company has incurred $2.8 million in the first nine months of 2006 and expects to incur up to an additional $2 million through 2007 to bring this acquired technology to commercial viability.

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

Special Charges (Credits)

Restructuring Activities: During the third quarter of 2006, Company management performed a review of the organizational structure of the Company’s Cardiac Surgery and Cardiology divisions and its international selling organization. In August 2006, Company management approved restructuring plans to streamline its operations within its Cardiac Surgery and Cardiology divisions and combine them into one new Cardiovascular division, effective January 1, 2007, and also to implement changes in its international selling organization to enhance the efficiency and effectiveness of sales and customer service operations in certain international geographies. This strategic reorganization and operational restructuring will allow the Company to enhance operating efficiencies and increase investment in product development.

As a result of these restructuring plans, the Company recorded pre-tax special charges totaling $34.8 million in the third quarter of 2006 consisting of employee termination costs ($14.7 million), inventory write-downs ($8.7 million), asset write-downs ($7.3 million) and other exit costs ($4.1 million). Of the total $34.8 million special charge, $15.1 million was recorded in cost of sales and $19.7 million was recorded in operating expenses. In order to enhance segment comparability and reflect management’s focus on the ongoing operations of the Company, the restructuring special charges have not been recorded in the individual reportable segments.

Employee termination costs relate to severance and benefits costs for approximately 140 individuals. The charges for employee termination costs were recorded after management determined that such postemployment severance and benefits were probable and estimable, in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. Inventory write-downs represent the net carrying value of inventory relating to product lines discontinued in connection with the reorganization. Asset write-downs represent the net book value of assets that will no longer be utilized as a result of the reorganization and restructuring, including $4.2 million of trademarks acquired in connection with the Company’s 2003 acquisition of Getz Bros. Co. Ltd. as well as other assets relating to product lines discontinued in connection with the reorganization. Other exit costs primarily represent contract termination costs.

A summary of the activity relating to the restructuring accrual (classified as other current liabilities) for the nine months ended September 30, 2006 is as follows (in thousands):

	Employee Termination costs	Asset write-downs	Inventory write-downs	Other	Total
Balance at December 31, 2005	$—	$—	$—	$—	$—

Third quarter 2006 special charges	14,710	8,694	7,361	4,062	34,827
Non-cash charges used	—	(8,694)	(7,361)	—	(16,055)
Cash payments	(1,282)	—	—	—	(1,282)
Balance at September 30, 2006	$13,428	$—	$—	$4,062	$17,490

Symmetry™ Bypass System Aortic Connector Litigation: During the third quarter of 2005, over 90% of the cases and claims asserted involving the Symmetry™ device were resolved. As a result, the Company reversed $14.8 million of the pre-tax $21.0 million special charge that was recorded in the third quarter of 2004 to accrue for legal fees in connection with claims involving the Symmetry™ device. Additionally, the Company recorded a pre-tax charge of $3.3 million in the third quarter of 2005 to accrue for settlement costs negotiated in these related cases. These adjustments resulted in a net pre-tax benefit of $11.5 million that the Company recorded in the third quarter of 2005 related to Symmetry™ device product liability litigation. See Note 7 for further details on the outstanding litigation against the Company relating to the Symmetry™ device.

NOTE 9 – DEBT

The Company’s long-term debt consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
2.80% Convertible Senior Debentures	$660,000	$660,000
1.02% Yen-denominated notes	177,584	176,937
Commercial paper borrowings	180,600	216,000
Other	13	33
Total long-term debt	$1,018,197	$1,052,970
Less: current portion of long-term debt	660,000	876,000
Long-term debt	$358,197	$176,970

The 2.80% Convertible Senior Debentures have been classified as current portion of long-term debt as the Company may be required to redeem these obligations on December 15, 2006. The Company’s commercial paper borrowings are classified as long-term debt at September 30, 2006. The Company normally classifies all of its commercial paper borrowings as long-term debt as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed credit facilities. Because the Company repaid all of its outstanding commercial paper borrowings in January 2006, the Company classified the December 31, 2005 balance as current portion of long-term debt.

NOTE 10 – SHAREHOLDERS’ EQUITY

Capital Stock

The Company’s authorized capital consists of 25 million shares of $1.00 per share par value preferred stock and 500 million shares of $0.10 per share par value common stock. The Company has designated 1.1 million of the authorized preferred shares as a Series B Junior Preferred Stock for its shareholder rights plan. The rights related to this plan expire in July 2007. There were no shares of preferred stock issued or outstanding at September 30, 2006 or December 31, 2005.

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

NOTE 11 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net earnings	$115,540	$167,787	$393,641	$388,619

Denominator:
Basic weighted average shares outstanding	352,774	364,913	361,219	362,545
Effect of dilutive securities:
Employee stock options	12,342	16,026	13,792	15,255
Restricted shares	55	18	99	17
Diluted weighted average shares outstanding	365,171	380,957	375,110	377,817
Basic net earnings per share	$0.33	$0.46	$1.09	$1.07
Diluted net earnings per share	$0.32	$0.44	$1.05	$1.03

Diluted-weighted average shares outstanding have not been adjusted for certain stock options and restricted stock where the effect of those securities would not have been dilutive. Approximately 9.5 million and 24,000 shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the three months ended September 30, 2006 and 2005, respectively, because they were anti-dilutive. Approximately 7.9 million and 4.1 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the nine months ended September 30, 2006 and 2005, respectively, because they were anti-dilutive.

NOTE 12 – COMPREHENSIVE INCOME

The amounts in other comprehensive income (loss) are presented below, net of the related income tax impact:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005

Net earnings	$115,540	$167,787	$393,641	$388,619
Other comprensive income (loss):
Cumulative translation adjustment – net	5,645	2,492	35,112	(65,087)
Available-for-sale securities, unrealized (loss) gain – net	(848)	(8,440)	(2,706)	1,316
Total comprehensive income	$120,337	$161,839	$426,047	$324,848

NOTE 13 – OTHER (EXPENSE) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005

Interest income	$1,066	$4,965	$8,771	$13,241
Interest expense	(9,796)	(672)	(25,650)	(5,384)
Other	(429)	(376)	1,797	(819)
Total other (expense) income	$(9,159)	$3,917	$(15,082)	$7,038

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

As discussed in Note 8, the Company is combining the Cardiac Surgery and Cardiology divisions into a new Cardiovascular division which will incorporate all activities currently managed by the Cardiac Surgery division and by the Cardiology division. A transitional period was provided to combine the existing divisions into the new division. Internal management reporting for the new reportable segments will commence January 1, 2007. Segment information will be reclassified effective January 1, 2007 to reflect the new Cardiovascular division. In order to enhance segment comparability and reflect management’s focus on the ongoing operations of the Company, the related special charges have not been recorded in the individual reportable segments.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/CS/NEURO		CD/AF		Other	Total
Three Months ended September 30, 2006:
Net sales	$630,606		$190,672		$—	$821,278
Operating profit	381,003		77,915		(296,744)	162,174
Three Months ended September 30, 2005:
Net sales	$570,095		$167,685		$—	$737,780
Operating profit	364,233	(a)	69,122		(225,854)	207,501

Nine Months ended September 30, 2006:
Net sales	$1,867,816		$570,800		$—	$2,438,616
Operating profit	1,125,749		237,378		(818,354)	544,773
Nine Months ended September 30, 2005:
Net sales	$1,616,043		$509,301		$—	$2,125,344
Operating profit	1,013,792	(a)	193,367	(b)	(650,520)	556,639

(a)

Included in CRM/CS/NEURO operating profit for the three and nine months ended September 30, 2005 is a special credit of $11.5 million relating to a reversal of a portion of the Symmetry™ device product liability litigation special charge recorded in 2004, net of settlement costs (see Note 8).

(b)

Included in CD/AF operating profit for the nine months ended September 30, 2005 are IPR&D charges of $13.7 million and $12.4 million related to the acquisitions of Velocimed and ESI, respectively (see Note 8).

The following table presents the Company’s total assets by reportable segment (in thousands):

	September 30, 2006	December 31, 2005

CRM/CS/NEURO	$1,979,396	$1,936,915
CD/AF	699,306	679,973
Other	1,996,362	2,227,952
	$4,675,064	$4,844,840

Geographic Information

The following tables present certain geographical financial information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales (a)	2006	2005	2006	2005
United States	$480,460	$445,501	$1,428,611	$1,236,146
International
Europe	191,908	160,935	586,706	505,291
Japan	74,174	70,818	213,939	210,585
Other (b)	74,736	60,526	209,360	173,322
	340,818	292,279	1,010,005	889,198
	$821,278	$737,780	$2,438,616	$2,125,344

(a)	Net sales are attributed to geographies based on location of the customer.
(b)	No one geographic market is greater than 5% of consolidated net sales.

Long-Lived Assets	September 30, 2006	December 31, 2005
United States	$2,715,249	$2,596,513
International
Europe	118,615	100,068
Japan	115,495	125,962
Other	90,007	81,156
	324,117	307,186
	$3,039,366	$2,903,699

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In August 2006, we announced that we are combining the Cardiac Surgery and Cardiology divisions into a new Cardiovascular division, effective January 1, 2007. This combination is expected to enhance operating efficiencies and thereby enable us to increase investment in product development. The Cardiovascular division will incorporate all activities currently managed by the Cardiac Surgery division and by the Cardiology division. A transitional period was provided to combine the existing divisions into the new division. Internal management reporting for the new reportable segments will commence January 1, 2007. We also have implemented changes in our international selling organization to enhance the efficiency and effectiveness of sales and customer service operations in certain international geographies. The strategic reorganization and operational restructuring will allow us to enhance operating efficiencies and increase our investment in product development.

Net sales in the third quarter and first nine months of 2006 were $821.3 million and $2,438.6 million, respectively, an increase of approximately 11% and 15% over the third quarter and first nine months of 2005, respectively, led by growth in sales of atrial fibrillation products as well as neuromodulation product sales from the acquisition of Advanced Neuromodulation Systems, Inc. (ANS). AF net sales increased approximately 29% to $81.2 million in the third quarter of 2006 and approximately 29% to $235.1 million in the first nine months of 2006. The acquisition of ANS in the fourth quarter of 2005 contributed $43.3 million and $128.8 million to our sales growth in the third quarter and first nine months of 2006, respectively. Foreign currency translation comparisons positively impacted third quarter 2006 sales by $6.6 million and negatively impacted sales for the first nine months of 2006 by $21.1 million. Refer to the Segment Performance section below for a more detailed discussion of the sales results for the respective segments.

The global ICD market grew at an estimated compounded annual growth rate of approximately 28% from 2001 to 2005. We believe the rate of growth declined significantly in the second half of 2005 and first nine months of 2006 due to a number of factors, including adverse publicity relating to product recalls of a competitor during 2005 and 2006. We forecast that the overall ICD market will remain depressed in the near term but eventually will rebound. This is because data indicates the potential patient populations remain significantly underpenetrated. We also expect that we can continue to increase our ICD market share. In order to help accomplish this objective, we plan to continue to expand our United States selling organization and to continue to introduce new CRM products.

Net earnings and diluted net earnings per share for the third quarter of 2006 were $115.5 million and $0.32 per diluted share, which includes an after-tax $22.0 million special charge, or $0.06 per diluted share, related to restructuring activities in the Company’s Cardiac Surgery and Cardiology divisions and international selling organization. Net earnings for the third quarter of 2006 also include after-tax stock-based compensation expense of $12.3 million, or $0.03 per diluted share, resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), on January 1, 2006. Net earnings and diluted net earnings per share for the third quarter of 2005 were $167.8 million and $0.44 per diluted share, which benefited from an after-tax $7.1 million special credit, or $0.02 per diluted share, relating to a reversal of a portion of the Symmetry™ Bypass System Aortic Connector (Symmetry™ device) product liability litigation accrual, net of settlement costs, as well as a $13.7 million reversal, or $0.04 per diluted share, of previously recorded income tax expense due to the finalization of certain tax examinations. Net earnings and diluted net earnings per share for the first nine months of 2006 were $393.6 million and $1.05 per diluted share. Net earnings for the first nine months of 2006 include the aforementioned after-tax $22.0 million special charge, or $0.06 per diluted share, related to restructuring activities as well as after-tax stock-based compensation expense of $37.1 million, or $0.10 per diluted share. Net earnings and diluted net earnings per share for the first nine months of 2005 were $388.6 million and $1.03 per diluted share. Purchased in-process research and development (IPR&D) charges from the acquisitions of the businesses of Velocimed, LLC (Velocimed) and Endocardial Solutions, Inc. (ESI) reduced 2005 year-to-date net earnings by an aggregate of $26.1 million, or $0.07 per diluted share. Income tax expense of $27.0 million resulting from the repatriation of $500 million under the American Jobs Creation Act of 2004 reduced 2005 year-to-date diluted net earnings per share by $0.07. The aforementioned Symmetry™ device after-tax special credit of $7.1 million and $13.7 million reversal of previously recorded income tax expense benefited 2005 year-to-date diluted net earnings per share by $0.02 and $0.04, respectively.

We generated $409.8 million of operating cash flows for the first nine months of 2006, which was a decrease compared to the first nine months of 2005, but primarily resulted from a change in classification of excess tax benefits from the exercise of stock options resulting from our adoption of SFAS No. 123(R) on January 1, 2006. In the second quarter of 2006, we repurchased $700 million, or approximately 18.6 million shares, of our outstanding common stock, which was primarily financed through the issuance of commercial paper. We are focused on repaying our outstanding debt. Refer to the Debt and Credit Facilities section below for a more detailed discussion of our outstanding debt. We ended the quarter with $70.3 million of cash and cash equivalents and $1,018.2 million of total debt. We have short-term credit ratings of A2 from Standard & Poor’s and P2 from Moody’s.

NEW ACCOUNTING PRONOUNCEMENT

Information regarding new accounting pronouncement is included in Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is the vesting period. We elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively revised. For the Company, the valuation provisions of SFAS No. 123(R) apply to awards granted after the January 1, 2006 effective date. Estimated stock-based compensation expense for awards granted prior to the effective date but that remain unvested on the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123, Accounting for Stock-Based Compensation pro forma disclosures.

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

We are combining the Cardiac Surgery and Cardiology divisions into a new Cardiovascular division which will incorporate all activities currently managed by the Cardiac Surgery division and by the Cardiology division. A transitional period was provided to combine the existing divisions into the new division. Internal management reporting for the new reportable segments will commence January 1, 2007. Segment information will be reclassified effective January 1, 2007 to reflect the new Cardiovascular division. In order to enhance segment comparability and reflect management’s focus on our ongoing operations, the related special charges have not been recorded in the individual reportable segments.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/CS/NEURO		CD/AF		Other	Total
Three Months ended September 30, 2006:
Net sales	$630,606		$190,672		$—	$821,278
Operating profit	381,003		77,915		(296,744)	162,174
Three Months ended September 30, 2005:
Net sales	$570,095		$167,685		$—	$737,780
Operating profit	364,233	(a)	69,122		(225,854)	207,501

Nine Months ended September 30, 2006:
Net sales	$1,867,816		$570,800		$—	$2,438,616
Operating profit	1,125,749		237,378		(818,354)	544,773
Nine Months ended September 30, 2005:
Net sales	$1,616,043		$509,301		$—	$2,125,344
Operating profit	1,013,792	(a)	193,367	(b)	(650,520)	556,639

(a)

Included in CRM/CS/NEURO operating profit for the three and nine months ended September 30, 2005 is a special credit of $11.5 million relating to a reversal of a portion of the Symmetry™ device product liability litigation special charge recorded in 2004, net of settlement costs.

(b)	Included in CD/AF operating profit for the nine months ended September 30, 2005 are IPR&D charges of $13.7 million and $12.4 million related to the acquisitions of Velocimed and ESI, respectively.

The following discussion of the changes in our net sales is provided by class of similar products within our five operating segments, which is the primary focus of our sales activities. This analysis sufficiently describes the changes in our sales results for our two reportable segments.

Cardiac Rhythm Management

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(dollars in thousands)	2006	2005		2006	2005

ICD systems	$270,477	$277,249	-2.4%	$810,945	$727,212	11.5%
Pacemaker systems	248,288	230,505	7.7%	710,153	684,549	3.7%
	$518,765	$507,754	2.2%	$1,521,098	$1,411,761	7.7%

Cardiac Rhythm Management net sales increased 2% in the third quarter of 2006 over the third quarter of 2005 and increased 8% in the first nine months of 2006 over the same period one year ago. Foreign currency translation had a $5.0 million favorable impact on CRM net sales in the third quarter of 2006 when compared to the third quarter of 2005. Foreign currency translation unfavorably impacted CRM net sales for the first nine months of 2006 by $8.8 million when compared to the first nine months of 2005. Net sales of ICD systems decreased 2% in the third quarter of 2006. Slight declines in average selling price, primarily driven by a change in geographic mix in sales, were offset by a $2.5 million favorable impact from foreign currency translation and slight growth in unit sales. Net sales of ICD systems increased 12% in the first nine months of 2006, due to a 16% increase in ICD unit sales that was partially offset by $2.4 million of unfavorable impact from foreign currency translation as well as a slight decline in average selling price. Net sales of pacemaker systems increased 8% during the third quarter of 2006 due to an 11% increase in pacemaker unit sales and $2.5 million of favorable impact from foreign currency translation which were partially offset by a slight decline in average selling price. Net sales of pacemaker systems increased 4% during the first nine months of 2006 due to a 9% increase in pacemaker unit sales that was partially offset by $6.5 million of unfavorable impact from foreign currency translation as well as a slight decline in average selling price.

Cardiac Surgery

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(dollars in thousands)	2006	2005		2006	2005

Heart valves	$63,793	$57,830	10.3%	$204,043	$189,799	7.5%
Other cardiac surgery products	4,700	4,511	4.2%	13,868	14,483	-4.2%
	$68,493	$62,341	9.9%	$217,911	$204,282	6.7%

Cardiac Surgery net sales increased 10% in the third quarter 2006 over the third quarter of 2005 and increased 7% in the first nine months of 2006 over the same period one year ago. CS net sales for both the third quarter and first nine months of 2006 were favorably impacted by growth in unit volume driven by increased sales of tissue heart valves. Foreign currency translation had a negligible impact on CS net sales in the third quarter of 2006 when compared to the third quarter of 2005. However, foreign currency translation did have a $3.7 million unfavorable impact on CS net sales in the first nine months of 2006 as compared with the same period in 2005. Heart valve net sales increased 10% during the third quarter of 2006, due primarily to an increase in unit volume of 19% which was partially offset by a decline in average selling price. Foreign currency translation had a favorable impact of $0.6 million. For the first nine months of 2006, heart valve net sales increased approximately 8%, due primarily to an increase in unit volume of approximately 15%. Foreign currency translation had an unfavorable impact of $2.6 million while average selling price slightly declined. For both the third quarter and first nine months of 2006, sales growth in tissue heart valves continues to be partially offset by declines in mechanical heart valves net sales. Net sales of other cardiac surgery products remained relatively flat during the third quarter and first nine months of 2006, respectively, when compared to the same periods in 2005.

Neuromodulation

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2006	2005	2006	2005

Neuromodulation products	$43,348	$—	$128,807	$—

St. Jude Medical did not have neuromodulation product sales prior to our acquisition of ANS in November 2005. Third quarter 2006 net sales of $43.4 million represent a 10% increase over ANS’s third quarter 2005 sales of $39.3 million as a stand-alone company. Net sales of $128.8 million for the first nine months of 2006 represent a 17% increase over ANS’s net sales of $110.4 million as a stand-alone company for the first nine months of 2005.

Cardiology

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(dollars in thousands)	2006	2005		2006	2005

Vascular closure devices	$83,607	$79,266	5.5%	$254,576	$246,807	3.1%
Other cardiology products	25,833	25,614	0.9%	81,155	80,735	0.5%
	$109,440	$104,880	4.3%	$335,731	$327,542	2.5%

Cardiology net sales increased over 4% in the third quarter 2006 over the third quarter of 2005 and increased approximately 3% in the first nine months of 2006 over the same period one year ago. CD net sales for both the third quarter and first nine months of 2006 were favorably impacted by growth in unit volume driven by increased sales of vascular closure devices. Foreign currency translation had a negligible impact on CD net sales in the third quarter of 2006 when compared to the third quarter of 2005. However, foreign currency translation did have a $5.6 million unfavorable impact on CD net sales in the first nine months of 2006 as compared with the same period in 2005. Net sales of vascular closure devices increased approximately 6% during the third quarter of 2006 due to a 6% increase in unit sales. Impacts from foreign currency translation and changes in average selling price were negligible. For the first nine months of 2006, net sales of vascular closure devices increased 3%, due primarily to an increase in unit volume of approximately 6%. Foreign currency translation had an unfavorable impact of $2.0 million while average selling price slightly declined. Net sales of other cardiology products were relatively flat during the third quarter and first nine months of 2006, respectively, when compared to the same periods in 2005.

Atrial Fibrillation

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(dollars in thousands)	2006	2005		2006	2005

Atrial fibrillation products	$81,232	$62,805	29.3%	$235,069	$181,759	29.3%

Atrial Fibrillation net sales increased over 29% during both the third quarter and first nine months of 2006 when compared to the same periods one year ago. The increases in AF net sales are due to sales of products related to recent acquisitions and an increase in unit volume of existing products. Foreign currency translation impact on AF net sales for the third quarter of 2006 was negligible; however, foreign currency translation did have an unfavorable impact of $2.9 million in the first nine months of 2006.

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(dollars in thousands)	2006	2005		2006	2005

Net sales	$821,278	$737,780	11.3%	$2,438,616	$2,125,344	14.7%

Overall, net sales increased over 11% in the third quarter of 2006 over the third quarter of 2005. For the first nine months of 2006, net sales increased approximately 15% over the same period one year ago. Incremental revenue resulting from the acquisition of ANS benefited net sales for the third quarter and first nine months of 2006 by approximately $43.3 million and $128.8 million, respectively. Foreign currency translation was favorable in the third quarter of 2006, with sales growth benefiting from a $6.6 million impact from foreign currency translation, primarily resulting from the strengthening of the Euro and Yen against the U.S. Dollar. Sales growth for the first nine months of 2006, however, was partially offset by a $21.1 million unfavorable impact from foreign currency translation, primarily resulting from the strengthening of the U.S. Dollar against the Euro and Yen. The impact of foreign currency translation on net sales is not indicative of the net earnings impact for the respective periods of 2006 due to partially offsetting foreign currency translation impacts on cost of sales and operating expenses.

Net sales by geographic markets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales (a)	2006	2005	2006	2005
United States	$480,460	$445,501	$1,428,611	$1,236,146
International
Europe	191,908	160,935	586,706	505,291
Japan	74,174	70,818	213,939	210,585
Other (b)	74,736	60,526	209,360	173,322
	340,818	292,279	1,010,005	889,198
	$821,278	$737,780	$2,438,616	$2,125,344

(a)	Net sales are attributed to geographies based on location of the customer.
(b)	No one geographic market is greater than 5% of consolidated net sales.

Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2006	2005	2006	2005
Gross Profit	$580,991	$537,045	$1,762,918	$1,535,708
Percentage of net sales	70.7%	72.8%	72.3%	72.3%

Gross profit for the third quarter of 2006 totaled $581.0 million, or 70.7% of net sales, compared to $537.0 million, or 72.8% of net sales, for the third quarter of 2005. Restructuring special charges negatively impacted our gross profit percentage for the third quarter of 2006 by 1.9 percentage points. Stock-based compensation expense also resulted in an unfavorable 0.2 percentage point impact on our gross profit percentage for the third quarter of 2006. Gross profit for the first nine months of 2006 totaled $1,762.9 million, or 72.3% of net sales, compared to $1,535.7 million, or 72.3% of net sales, for the first nine months of 2005. Restructuring special charges negatively impacted our gross profit percentage for the first nine months of 2006 by 0.6 percentage points. Stock-based compensation expense also resulted in an unfavorable 0.2 percentage point impact on our gross profit percentage for the first nine months of 2006. Gross profit percentage for the first nine months of 2006 also reflects increased manufacturing efficiencies partially offset by unfavorable changes in product mix for our higher margin products and a slight decrease in the average selling price for these products.

Selling, General and Administrative (SG&A) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2006	2005	2006	2005
Selling, general and administrative	$290,424	$243,551	$875,654	$700,184
Percentage of net sales	35.4%	33.0%	35.9%	32.9%

SG&A expense for the third quarter of 2006 totaled $290.4 million, or 35.4% of net sales, compared to $243.6 million, or 33.0% of net sales, for the third quarter of 2005. Approximately 1.5 percentage points of the third quarter 2006 SG&A expense as a percent of net sales relates to $11.8 million of stock-based compensation expense. The remaining 0.9 percentage point increase in SG&A expense as a percent of net sales primarily relates to higher amortization expense resulting from intangible assets acquired as part of fiscal year 2005 acquisitions and higher costs related to the continued expansion of our selling organization infrastructure. SG&A expense for the first nine months of 2006 totaled $875.7 million, or 35.9% of net sales, compared to $700.2 million, or 32.9% of net sales, for the first nine months of 2005. Approximately 1.5 percentage points of the SG&A expense for the first nine months of 2006 as a percent of net sales relates to $35.8 million of stock-based compensation expense. The remaining 1.5 percentage point increase in SG&A expense as a percent of net sales primarily relates to higher amortization expense resulting from intangible assets acquired as part of fiscal year 2005 acquisitions and higher costs related to the continued expansion of our selling organization infrastructure.

Research and Development (R&D) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2006	2005	2006	2005
Research and development	$108,674	$97,493	$322,772	$264,285
Percentage of net sales	13.2%	13.2%	13.2%	12.4%

R&D expense in the third quarter of 2006 totaled $108.7 million, or 13.2% of net sales, compared to $97.5 million, or 13.2% of net sales, for the third quarter of 2005. R&D expense in the first nine months of 2006 totaled $322.8 million, or 13.2% of net sales, compared to $264.3 million, or 12.4% of net sales, for the first nine months of 2005. Stock-based compensation expense accounted for approximately 0.5 percentage points of R&D expense for both the third quarter of 2006 and for the first nine months of 2006 as a percent of net sales.

Purchased In-Process Research and Development Charges

Velocimed, LLC (Velocimed): In April 2005, we acquired Velocimed to further enhance our portfolio of products in the interventional cardiology market. At the date of acquisition, $13.7 million of the purchase price was expensed as IPR&D related to projects for the Proxis™ embolic protection device that had not yet reached technological feasibility in the United States and other geographies and had no future alternative use. The device is used to help minimize the risk of heart attack or stroke if plaque or other debris is dislodged into the blood stream during interventional cardiology procedures. In 2005, we incurred $3.4 million in costs related to these projects. We have incurred $2.8 million in the first nine months of 2006 and expect to incur up to an additional $2 million through 2007 to bring this acquired technology to commercial viability.

Endocardial Solutions, Inc. (ESI): In January 2005, we acquired ESI to further enhance our portfolio of products used to treat heart rhythm disorders. At the date of acquisition, $12.4 million of the purchase price was expensed as IPR&D related to system upgrades that had not yet reached technological feasibility and had no future alternative use. These major system upgrades are part of the EnSite® system which is used for the navigation and localization of diagnostic and therapeutic catheters used in atrial fibrillation ablation and other EP catheterization procedures. During 2005, we incurred an additional $0.7 million in costs related to these projects and in the third quarter of 2005, we achieved commercial viability and launched EnSite® system version 5.1 and the EnSite® Verismo™ segmentation tool.

Special Charges (Credits)

Restructuring Activities: During the third quarter of 2006, management performed a review of the organizational structure of our Cardiac Surgery and Cardiology divisions and our international selling organization. In August 2006, management approved restructuring plans to streamline its operations within its Cardiac Surgery and Cardiology divisions by combining them into one new Cardiovascular division and also to implement changes in our international selling organization by enhancing the efficiency and effectiveness of sales and customer service operations in certain international geographies. This strategic reorganization and operational restructuring will allow us to enhance operating efficiencies and increase our investment in product development.

As a result of these restructuring plans, we recorded pre-tax special charges totaling $34.8 million in the third quarter of 2006 consisting of employee termination costs ($14.7 million), inventory write-downs ($8.7 million), asset write-downs ($7.3 million) and other exit costs ($4.1 million). Of the total $34.8 million special charge, $15.1 million was recorded in cost of sales and $19.7 million was recorded in operating expenses. See Note 8 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further detail on these charges. We expect that total cash expenditures for the restructuring special charge will be approximately $19 million and will be funded by cash from operations.

In connection with these restructuring plans, approximately 140 individuals were identified for employment termination, of which approximately 28 have been terminated as of September 30, 2006. In addition, in connection with these restructuring plans, management made the commitment to discontinue certain product lines and dispose of related assets. We have also decided to discontinue the use of the Getz Bros. Co. Ltd. (Getz Japan) trademarks in Japan, and therefore have written off the $4.2 million intangible asset that we acquired in connection with our 2003 acquisition of Getz Japan.

We do not anticipate any material short-term or long-term net cost savings resulting from these restructuring activities as we intend to use the immediate savings to increase our investment in research and development and in productivity improvement. We also do not anticipate any material short-term or long-term impact on future revenue or gross profit percentage as a result of the product lines that we exited in connection with this reorganization because the associated products did not materially contribute to our revenue or gross profit percentage.

A summary of the activity relating to the restructuring accrual for the nine months ended September 30, 2006 is as follows (in thousands):

	Employee Termination costs	Asset write-downs	Inventory write-downs	Other	Total
Balance at December 31, 2005	$—	$—	$—	$—	$—

Third quarter 2006 special charges	14,710	8,694	7,361	4,062	34,827
Non-cash charges used	—	(8,694)	(7,361)	—	(16,055)
Cash payments	(1,282)	—	—	—	(1,282)

Balance at September 30, 2006	$13,428	$—	$—	$4,062	$17,490

Symmetry™ Bypass System Aortic Connector Litigation: During the third quarter of 2005, over 90% of the cases and claims asserted involving the Symmetry™ device were resolved. As a result, we reversed $14.8 million of the pre-tax $21.0 million special charge that was recorded in the third quarter of 2004 to accrue for legal fees in connection with claims involving the Symmetry™ device. Additionally, we recorded a pre-tax charge of $3.3 million in the third quarter of 2005 to accrue for settlement costs negotiated in these related cases. These adjustments resulted in a net pre-tax special credit of $11.5 million that was recorded in the third quarter of 2005 related to Symmetry™ device product liability litigation.

Other (Expense) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005

Interest income	$1,066	$4,965	$8,771	$13,241
Interest expense	(9,796)	(672)	(25,650)	(5,384)
Other	(429)	(376)	1,797	(819)
Total other (expense) income	$(9,159)	$3,917	$(15,082)	$7,038

The unfavorable changes in other (expense) income during the third quarter of 2006 and the first nine months of 2006 as compared to the same periods in the prior year were due primarily to higher interest expense resulting from the issuance of our 2.8% Convertible Senior Debentures in the fourth quarter of 2005 to fund a portion of the acquisition of ANS as well as higher commercial paper borrowings to finance the majority of the repurchase of $700 million of our common stock in the second quarter of 2006.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(as a percent of pre-tax income)	2006	2005	2006	2005

Effective tax rate	24.5%	20.6%	25.7%	31.1%

Our effective income tax rate was 24.5% and 20.6% for the third quarter of 2006 and third quarter of 2005, respectively. In the third quarter of 2005, we reversed $13.7 million of previously recorded income tax expense due to the finalization of certain tax examinations, which positively impacted the effective tax rate for the third quarter of 2005 by 6.5 percentage points.

Our effective income tax rate was 25.7% and 31.1% for the first nine months of 2006 and 2005, respectively. The $27.0 million income tax expense recorded as a result of the repatriation of $500 million under the American Jobs Creation Act of 2004 negatively impacted the effective tax rate for the first nine months of 2005 by 4.8 percentage points. Non-deductible aggregate IPR&D charges of $26.1 million from the acquisitions of ESI and Velocimed also negatively impacted the effective tax rate for the first nine months of 2005 by 1.4 percentage points. These negative impacts were partially offset by the reversal of $13.7 million of previously recorded income tax expense due to the finalization of certain tax examinations which positively impacted the effective tax rate for the third quarter of 2005 by 2.4 percentage points.

The Federal Research and Development tax credit (R&D tax credit), which provides a tax benefit on certain incremental R&D expenditures, expired on December 31, 2005. Legislation to retroactively reinstate the R&D tax credit is pending in the U.S. Congress, however, it was not enacted and signed into law as of September 30, 2006. Accordingly, no benefit from the R&D tax credit was included in our 2006 effective tax rate. The benefit of the R&D tax credit will be recorded in the period the legislation is enacted and signed into law.

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

In December 2005, we issued $660.0 million aggregate principal amount of 2.80% Convertible Senior Debentures (Convertible Debentures) which permit the holders of the Convertible Debentures to require us to repurchase some or all of the Convertible Debentures for cash on December 15, 2006. It is likely that we will be required to repurchase some or all of the Convertible Debentures on that date; we believe that we will be able to finance such repurchase through cash from operations, proceeds from the issuance of commercial paper or additional debt financing. Refer to the Debt and Credit Facilities section below for further details on the Convertible Debentures.

Cash Flows from Operating Activities

Cash provided by operating activities was $409.8 million for the first nine months of 2006, a $64.5 million decrease from the same period one year ago. The decrease in operating cash flow during the first nine months of 2006 when compared to the first nine months of 2005 results from changes in operating assets and liabilities as well as a required change in classification of excess tax benefits from the exercise of stock options.

Operating cash flows decreased approximately $207.8 million due to changes in operating assets and liabilities, principally accounts receivable and inventory, which increased $51.7 million and $64.4 million, respectively. We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. Accounts receivable increased in the first nine months of 2006, and our DSO (calculated as average quarterly daily sales divided by ending net accounts receivable) correspondingly increased to 96 days at September 30, 2006 from 91 days at December 31, 2005. Our DSO normally increases in the third quarter of each fiscal year due to the seasonality of our international business and impact of summer holidays, particularly in Europe. We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. Inventory increased to support new CRM and CD product introductions as well as to support our increased sales volumes. As a result, DIOH (calculated as average year-to-date daily cost of sales divided by ending net inventory) increased to 176 days at September 30, 2006 from 159 days at December 31, 2005. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels.

The required change in classification of excess tax benefits from the exercise of stock options resulted from our adoption of SFAS No. 123(R) on January 1, 2006. For the first nine months of 2005, these excess tax benefits were classified as operating cash flows as part of the change in income taxes payable, however, for the first nine months of 2006, such benefits are now classified as financing cash flows. These excess tax benefits had positively impacted our operating cash flows for the first nine months of 2005 by $62.2 million. See Note 3 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion of how adopting SFAS No. 123(R) affected our consolidated results of operations and statement of cash flows.

Cash Flows from Investing Activities

Cash used in investing activities was $238.3 million in the first nine months of 2006 compared to $490.3 million in the same period last year. Because we did not make any significant acquisitions in the first nine months of 2006, cash used in investing activities decreased when compared to the first nine months of 2005, when we acquired ESI for $279.4 million and Velocimed for $70.9 million, less cash acquired. If strategic opportunities arise, we have sufficient short-term liquidity sources to fund internal development opportunities and invest in acquisitions and minority investments. In January 2006, we made an additional $12.5 million investment in ProRhythm. Refer to the Minority Investment section above for more detail on our investment in ProRhythm. Our investing cash flows in the first nine months of 2006 have been focused on increasing our investments in property, plant and equipment, including next-generation diagnostic equipment such as our Merlin™ Patient Care System which is used by physicians and healthcare professionals to program and analyze data from ICDs and pacemakers. As a result, capital expenditures totaled $198.5 million in the first nine months of 2006, an 85% increase over the first nine months of 2005.

Cash Flows from Financing Activities

Cash used in financing activities was $642.2 million in the first nine months of 2006 compared to cash provided by financing activities of $63.0 million in the same period last year. We repurchased $700 million of our common stock in the second quarter of 2006, which was primarily financed through proceeds from the issuance of commercial paper. As discussed previously, excess tax benefits from the exercise of stock options are now classified as financing cash flows, and this amount can fluctuate significantly in future periods as it is dependent upon, among other things, the level of stock option exercises by our employees as well as the fair market value of our common stock on the exercise dates.

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

DEBT AND CREDIT FACILITIES

Total debt decreased slightly to $1.0 billion at September 30, 2006 from $1.1 billion at December 31, 2005. Although we issued approximately $535 million of commercial paper in the second quarter of 2006 primarily to fund the repurchase of $700 million of our common stock, we have repaid approximately $355 million as of September 30, 2006. Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. At September 30, 2006 we had $180.6 million of commercial paper outstanding which bears interest at a weighted average effective interest rate of 5.4% and has a weighted average original maturity of 15 days.

In December 2005, we issued $660.0 million aggregate principal amount of 2.80% Convertible Debentures that mature on December 15, 2035. Interest payments are required on a semi-annual basis. Contingent interest is payable in certain circumstances after December 15, 2006. We have the right to redeem some or all of the Convertible Debentures for cash at any time on or after December 15, 2006. We also may be required to repurchase some or all of the Convertible Debentures for cash upon the occurrence of certain events as well as on December 15 in the years 2006, 2008, 2010, 2015, 2020, 2025 and 2030. The Convertible Debentures are convertible under certain circumstances for cash and shares of our common stock, if any, at a conversion rate of 15.5009 shares (or an initial conversion price of approximately $64.51 per share of common stock). Upon conversion, we would be required to satisfy up to 100% of the principal amount of the Convertible Debentures solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock.

In May 2003, we issued 7-year, 1.02% unsecured notes totaling 20.9 billion Yen, or $177.6 million and $176.9 million at September 30, 2006 and December 31, 2005, respectively. Interest payments are required on a semi-annual basis and the entire principal balance is due in May 2010.

On September 30, 2006, we had up to $750.0 million of available borrowings under our committed credit facilities in the United States, consisting of a $350 million revolving credit agreement that expires in September 2008 and a $400 million revolving credit agreement that expires in September 2009. Borrowings under these credit facilities bear interest at variable rates tied to the London InterBank Offered Rate and can be used for general corporate purposes or to support our commercial paper program. In June 2006, we renewed a 1.0 billion Yen (equivalent to approximately $8.5 million at September 30, 2006) credit facility that expires in June 2007. Borrowings under the credit facility bear interest at the floating Tokyo InterBank Offered Rate plus 0.50% per annum. This credit facility replaced a 1.0 billion Yen credit facility that expired in June 2006. There were no outstanding borrowings under our credit facilities at September 30, 2006 or December 31, 2005.

Our 1.02% unsecured notes and revolving credit facilities contain various operating and financial covenants. Specifically, we must have a ratio of total debt to total capitalization not exceeding 55%, have a leverage ratio (defined as the ratio of total debt to EBIT (net earnings before interest and income taxes) or total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0, and an interest coverage ratio (defined as the ratio of EBIT to interest expense or the ratio of EBITDA to interest expense) not less than 3.0 to 1.0 or 3.5 to 1.0, as applicable. We also have limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. However, these agreements do not include provisions for the termination of the agreements or acceleration of repayment due to changes in our debt ratings. We were in compliance with all of our debt covenants at September 30, 2006.

COMMITMENTS AND CONTINGENCIES

A description of our contractual obligations and other commitments is contained in Part II, Item 7A, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2005 Annual Report on Form 10-K. There have been no significant changes in our contractual obligations and other commitments disclosed in our 2005 Annual Report on Form 10-K. We have no off-balance sheet financing arrangements other than that previously disclosed in our 2005 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 7 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENTS

In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast,” “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in Part I, Item 1A, Risk Factors of our 2005 Annual Report on Form 10-K and in Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the list below.

1.

Any legislative or administrative reform to the U.S. Medicare or Medicaid systems or international reimbursement systems that significantly reduces reimbursement for procedures using our medical devices or denies coverage for such procedures, as well as adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues.

2.	Acquisition or grant of key patents by or to others that have the effect of excluding us from market segments or require us to pay royalties.
3.	Economic factors, including inflation, changes in interest rates and changes in foreign currency exchange rates.
4.	Product introductions by competitors which have advanced technology, better features or lower pricing.
5.	Price increases by suppliers of key components, some of which are sole-sourced.
6.	A reduction in the number of procedures using our devices caused by cost-containment pressures or preferences for alternate therapies.
7.

Safety, performance or efficacy concerns about our products, many of which are expected to be implanted for many years, leading to recalls and/or advisories with the attendant expenses and declining sales.

8.

Changes in laws, regulations or administrative practices affecting government regulation of our products, such as FDA laws and regulations, that increase the time and/or expense of obtaining approval for products or impose additional burdens on the manufacture and sale of medical devices.

9.

Regulatory actions arising from concern over Bovine Spongiform Encephalopathy, sometimes referred to as “mad cow disease,” that have the effect of limiting the Company’s ability to market products using collagen, such as Angio-Seal™, or that impose added costs on the procurement of collagen.

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

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

During the fiscal quarter ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A, Risk Factors in our 2005 Annual Report on Form 10-K and in Part II, Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to materially impact our business, financial condition or results of operations.

Item 6.	EXHIBITS

10.1

Form of Severance Agreement between St. Jude Medical, Inc. and certain executive officers is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on August 2, 2006.

10.2

Amendment, dated as of July 27, 2006, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez, to Employment Agreement, effective as of April 1, 2002, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on August 2, 2006.

10.3	Settlement Agreement, dated as of July 29, 2006, by and between St. Jude Medical, Inc. and its affiliates named therein and Boston Scientific Corporation and its affiliates named therein.

10.4	Form of Non-Qualified Stock Option Agreement for Employees under the St. Jude Medical, Inc. 2006 Stock Plan.

10.5	Amendment No. 1, dated as of August 3, 2006, to the St. Jude Medical, Inc. 2000 Employee Stock Purchase Savings Plan.

* 10.6	CRM License Agreement, effective as of July 29, 2006, between St. Jude Medical, Inc. and Boston Scientific Corporation.

10.7	SCS License Agreement, effective as of July 29, 2006, between St. Jude Medical, Inc. and Boston Scientific Corporation.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.
November 7, 2006	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

Form of Severance Agreement between St. Jude Medical, Inc. and certain executive officers is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on August 2, 2006.

10.2

Amendment, dated as of July 27, 2006, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez, to Employment Agreement, effective as of April 1, 2002, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on August 2, 2006.

10.3	Settlement Agreement, dated as of July 29, 2006, by and between St. Jude Medical, Inc. and its affiliates named therein and Boston Scientific Corporation and its affiliates named therein.

10.4	Form of Non-Qualified Stock Option Agreement for Employees under the St. Jude Medical, Inc. 2006 Stock Plan.

10.5	Amendment No. 1, dated as of August 3, 2006, to the St. Jude Medical, Inc. 2000 Employee Stock Purchase Savings Plan.

* 10.6	CRM License Agreement, effective as of July 29, 2006, between St. Jude Medical, Inc. and Boston Scientific Corporation.

10.7	SCS License Agreement, effective as of July 29, 2006, between St. Jude Medical, Inc. and Boston Scientific Corporation.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.