Form 10-K
period 2006-12-30
ST JUDE MEDICAL INC
filed 2007-02-28
CIK 203077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

Commission File Number 0-8672

ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Lillehei Plaza	(651) 483-2000
St. Paul, Minnesota 55117	(Registrant’s telephone number,
(Address of principal executive	including area code)
offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($.10 par value)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

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
Yes ☐     No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $11.4 billion at June 30, 2006 (the last trading day of the registrant’s most recently completed second fiscal quarter), when the closing sale price of such stock, as reported on the New York Stock Exchange, was $32.42 per share.

The registrant had 344,240,198 shares of its $0.10 par value Common Stock outstanding as of February 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 30, 2006, are incorporated by reference into Parts I and II. Portions of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1. BUSINESS

General

St. Jude Medical, Inc., together with its subsidiaries (collectively St. Jude, St. Jude Medical, we, us or our), develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management, cardiac surgery, cardiology, and atrial fibrillation therapy areas and implantable neuromodulation devices for the management of chronic pain. In 2006, our five operating segments were Cardiac Rhythm Management (CRM), Cardiac Surgery (CS), Neuromodulation (Neuro), Cardiology (CD) and Atrial Fibrillation (AF). Each operating segment focuses on developing and manufacturing products for its respective therapy area. Our principal products in each operating segment are as follows: CRM –tachycardia implantable cardioverter defibrillator systems (ICDs) and bradycardia pacemaker systems (pacemakers); CS – mechanical and tissue heart valves and valve repair products; Neuro – neurostimulation devices; CD – vascular closure devices, guidewires, hemostasis introducers and other interventional cardiology products; and AF – electrophysiology (EP) introducers and catheters, advanced cardiac mapping and navigation systems and ablation systems.

We market and sell our products through both a direct sales force and independent distributors. The principal geographic markets for our products are the United States, Europe and Japan. We also sell our products in Canada, Latin America, Australia, New Zealand and the Asia-Pacific region. St. Jude Medical was incorporated in Minnesota in 1976.

In August 2006, we announced that we were combining the Cardiac Surgery and Cardiology divisions into a new Cardiovascular division, effective January 1, 2007. This combination is expected to enhance operating efficiencies and thereby enable us to increase investment in product development. The Cardiovascular division will incorporate all activities previously managed by the Cardiac Surgery division and by the Cardiology division. Segment information will be reclassified in 2007 to reflect the new Cardiovascular division

We aggregate our five operating segments into two reportable segments based primarily upon their similar operational and economic characteristics: CRM/CS/Neuro and CD/AF. Our performance by reportable segment is included in Note 12 of the Consolidated Financial Statements in the Financial Report included in our 2006 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

The table below shows net sales and percentage of total net sales contributed by each of our five operating segments for the fiscal years 2006, 2005 and 2004:

Net Sales (in thousands)	2006	2005	2004

Cardiac rhythm management	$2,055,765	$1,924,846	$1,473,770
Cardiac surgery	289,317	273,873	274,979
Neuromodulation *	179,363	24,982	—
Cardiology	452,295	437,769	388,584
Atrial fibrillation	325,707	253,810	156,840

	$3,302,447	$2,915,280	$2,294,173

Percentage of Total Net Sales	2006	2005	2004

Cardiac rhythm management	62.2%	66.0%	64.3%
Cardiac surgery	8.8%	9.4%	12.0%
Neuromodulation *	5.4%	0.9%	—
Cardiology	13.7%	15.0%	16.9%
Atrial fibrillation	9.9%	8.7%	6.8%

*	The Neuromodulation operating segment was formed in November 2005 in connection with the acquisition of Advanced Neuromodulation Systems, Inc. (ANS).

Principal Products

Cardiac Rhythm Management: Our ICDs treat patients with hearts that beat inappropriately fast, a condition known as tachycardia. ICDs monitor the heartbeat and deliver higher energy electrical impulses, or “shocks,” to terminate ventricular tachycardia (VT) and ventricular fibrillation (VF). In VT, the lower chambers of the heart contract at an abnormally rapid rate and typically deliver less blood to the body’s tissues and organs. VT can progress to VF, in which the heart beats so rapidly and erratically that it can no longer pump blood. Like pacemakers, ICDs are typically implanted pectorally, connected to the heart by leads, and programmed non-invasively.

Our latest ICD offerings include the Epic® II+ DR and Epic® II VR/DR, which the U.S. Food and Drug Administration (FDA) approved in March 2006, and high energy Atlas® II+ DR and Atlas® II VR/DR ICDs (FDA approved in July 2006) that offer our unique vibratory patient alert feature designed for greater patient safety and enhanced telemetry speeds to facilitate faster patient follow-ups. Other ICD offerings include the Epic®+ VR/DR and Epic® VR/DR ICDs, and the Atlas®+ VR/DR. We received FDA approval and European CE Mark of the Epic®+ VR/DR ICDs in April 2003, and FDA approval and European CE Mark of the Atlas®+ VR/DR ICDs in October 2003. The Epic® ICD family devices are very small ICDs that deliver 30 joules of energy. The Atlas®+ ICD family devices offer high energy and small size without compromising charge times, longevity or feature set flexibility. The Epic® II+ DR ICD, Epic®+ DR ICD, Atlas® II +DR ICD and the Atlas®+ DR ICD contain St. Jude Medical’s AF Suppression™ algorithm, which is clinically proven to reduce atrial fibrillation burden.

In 2004, we received FDA approval for our line of products designed to treat heart failure. These products included the Atlas®+ HF, a high output cardiac resynchronization therapy device (CRT-D) with 36 joules delivered and 42 joules stored; the Epic® HF, with 30 joules delivered; the Aescula™ Model 1055K left-ventricular lead; and the QuickSite® Models 1056T and 1056K, left-ventricular leads with less than a 1% dislodgment rate. Our latest CRT-D product offerings, the Epic® II HF (FDA approved in March 2006) and high energy Atlas® II HF CRT-Ds (FDA approved in July 2006), contain the same unique patient vibratory alert and enhanced telemetry technology found in our Atlas® II VR/DR family of ICDs.

In November 2004, we received FDA approval for our Atlas®+ HF and Epic® HF ICDs with the ventricle to ventricle (V-V) timing feature. V-V timing allows the clinician to program the timing between the two ventricles to optimize ventricular function and cardiac output, which may further increase the number of responders to CRT. Full launch activities began in December 2004.

St. Jude Medical’s unique QuickOpt™ Timing Cycle Optimization technology was FDA approved in July 2006 and provides for automatic optimized V-V and atria to ventricle (A-V) timing in all St. Jude Medical CRT-Ds and dual-chamber ICDs.

Our ICDs are used with the single and dual-shock electrode Riata® transvenous defibrillation leads. The Riata® integrated bipolar single and dual-shock leads were FDA approved and launched in April 2004 and received European CE Mark in May 2004. The Riata® leads are an advanced family of small-diameter, steroid-eluting, active or passive fixation defibrillation leads. The Riata® ST leads, FDA approved in June 2005, are new models with a smaller lead diameter and are available in silicone lead bodies as well as a version using an advanced new polymer (Optim™). Riata® ST Optim was approved in July 2006 and is expected to be launched in early 2007.

Our QuickSite® Bipolar Model 1056T left-ventricular lead was launched in Europe in December 2004 and in the United States in mid-2005.

Our pacemakers treat patients with hearts that beat too slowly, a condition known as bradycardia. Typically implanted pectorally, just below the collarbone, pacemakers monitor the heart’s rate and, when necessary, deliver low-level electrical impulses that stimulate an appropriate heartbeat. The pacemaker is connected to the heart by one to three leads that carry the electrical impulses to the heart and information from the heart back to the pacemaker. An external programmer enables the physician to retrieve diagnostic information from the pacemaker and reprogram the pacemaker in accordance with the patient’s changing needs. Single-chamber pacemakers sense and stimulate only one chamber of the heart (atrium or ventricle), while dual-chamber devices can sense and pace in both the upper atrium and lower ventricle chambers. Bi-ventricular pacemakers can sense and pace in three chambers (atrium and both ventricle chambers).

Our current pacing products include the new Victory® product line as well as Team ADx® pacemakers, a group comprised of the Identity® ADx, Integrity® ADx and Verity™ ADx families of devices.

The Victory® line was approved by the FDA in December 2005. The Victory® and Victory® XL family models provide the enhancements of previous St. Jude Medical families, while adding new capabilities such as automatic P-wave and R-wave measurements with trends, lead monitoring and automatic polarity switch, follow-up electrograms, Ventricular Intrinsic Preference (VIPTM) to reduce right ventricle pacing and a ventricular rate during automatic mode switch histogram.

The Identity® DR and Identity® XL DR devices were approved by the FDA in November 2001, with the rest of the Team ADx™ devices receiving FDA approval in May 2003. The Team ADx devices received European CE Mark in August 2003. The Identity® ADx family models maintain the therapeutic advancements of previous St. Jude Medical pacemakers, including the AF Suppression™ algorithm and the Beat-by-Beat™ AutoCapture™ Pacing System. This family offers atrial tachycardia and atrial fibrillation arrhythmia diagnostics. The Integrity® ADx devices offer programmable electrograms. These features are designed to help physicians better manage pacemaker patients suffering from atrial fibrillation – the world’s most common cardiac arrhythmia.

The Identity® pacemakers with enhanced electrograms are built on the Affinity® platform with its Beat-by-Beat™ AutoCapture™ Pacing System. We also offer the Microny® II SR+ and Microny® K. These are the world’s smallest pacemakers and are available worldwide. Another pacemaker, the Regency®, is offered outside of the United States.

The Identity® ADx, Integrity® ADx, Verity™ ADx, Identity®, and Microny® and Regency® families of pacemakers offer the unique Beat-by-Beat™ AutoCapture™ Pacing System. The AutoCapture™ Pacing System enables the pacemaker to monitor every paced beat to verify that the heart has been stimulated (known as capture), delivers a back-up pulse in the event of noncapture, continuously measures threshold, and makes adjustments in energy output to match changing patient needs. In addition, the Identity® ADx, Integrity® ADx and Identity® pacemakers include St. Jude Medical’s AF Suppression™ Algorithm, a therapy designed to suppress atrial fibrillation.

We also market low-voltage device-based ventricular resynchronization systems (bi-ventricular) designed for the treatment of heart failure and suppression of atrial fibrillation. Within the United States, our Frontier II™ CRT-P (FDA approved in August 2004 and CE Mark approved in September 2004) is the only bi-ventricular pacing device indicated for use in patients with chronic atrial fibrillation who have been treated with atrioventricular nodal ablation. The Frontier II™ system includes the QuickSite™ 1056 and 1058 LV pacing leads. For placement of these leads, we provide the following delivery systems and accessories: the CPS Direct™, CPA Aim™, CPS Luminary™, Alliance™, Seal-Away™ CS and Apeel™ Catheter Delivery Systems, and the CPS Venture™ wire.

Our current pacing leads include the Tendril® SDX (models 1688, 1488, 1788 and 1782) and Tendril® DX active-fixation lead families and the IsoFlex® S, IsoFlex P and Passive Plus® DX passive-fixation lead families, all available worldwide. All these lead families feature steroid elution, which helps suppress the body’s inflammatory response to a foreign object. Tendril 1888, which incorporates an advanced new polymer, is expected to be launched in 2007.

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

Since the introduction of programmable pacemakers in about 1977, all pacemaker manufacturers, including St. Jude Medical, have retained title to their programmers which are used by their field sales force or by physicians and nurses or technicians. Although we derive no direct revenue from the use of our programmers, pacemakers and ICDs generally require the use of our programmer at the time of implant and follow-up.

In April 2006, we received FDA approval for the first software module for the Merlin™ Patient Care System, a universal programmer for St. Jude Medical ICDs and pacemakers. This completely redesigned programmer has a larger display, built-in full-size printer, touch screen and advanced new user interface. The programmer is a result of detailed customer research activities to optimize ease of use and to set new standards for efficient and effective in-clinic follow-up.

St. Jude’s Model 3510 universal series pacemaker and ICD programmer is an easy-to-use programmer that supports our pacemakers and ICDs. The Model 3510 universal series programmer allows the physician to utilize the diagnostic and therapeutic capabilities of our pacemakers and ICDs.

Housecall Plus, approved for use in the United States and Europe, is a remote monitoring system for St. Jude Medical ICDs (Atlas, Atlas+, Atlas+ HF, Epic, Epic+ and Epic HF) that works with standard analog telephone lines. It consists of a dedicated receiver (mini desktop computer) and a small answering machine sized transmitter. Physicians can better manage their increased number of ICD patients by conducting remote follow-up sessions efficiently, obtaining complete diagnostics in real time (similar to an in-office data interrogation), and choosing how they wish to use the system. Patients can use the device in their own home while interacting with a live technician to assist them in transmission.

Cardiac Surgery: Heart valve replacement or repair may be necessary because the natural heart valve has deteriorated due to congenital defects or disease. Heart valves facilitate the one-way flow of blood in the heart and prevent significant backflow of blood into the heart and between the heart’s chambers. We offer both mechanical and tissue replacement heart valves and heart valve repair products. St. Jude Medical® mechanical heart valves have been implanted in over 1.5 million patients worldwide. The year 2007 marks 30 years of St. Jude Medical’s leadership in the mechanical heart valve market. The SJM Regent® mechanical heart valve was approved for sale in Europe in December 1999 and received FDA approval for U.S. market release in March 2002. In the United States, we received FDA approval for U.S. market release of the SJM Biocor® stented tissue heart valve in August 2005. Outside the United States, we market the SJM Epic™ stented tissue heart valve and the SJM Biocor® stented tissue valve. The Epic™ tissue valve offers our customers a tissue valve with an anticalcification coating. The U.S. trial for Epic™ has been completed and we are anticipating U.S. approval in late 2007. We also offer a line of heart valve repair products, including the semi-rigid SJM® Séguin annuloplasty ring, the fully flexible SJM Tailor® annuloplasty ring and a St. Jude Medical® rigid saddle-shaped annuloplasty ring. Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral heart valves.

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

Neurostimulation for the treatment of chronic pain involves delivering low-level electrical impulses via an implanted device (sometimes referred to as a “pacemaker for pain”) directly to the spinal cord or peripheral nerves. This stimulation interferes with the transmission of pain signals to the brain and inhibits or blocks the sensation of pain felt by the patient. This stimulation of nerves at or near the site where pain is perceived replaces the painful sensations with a sensation called paresthesia, which is often described as a tingling or massaging sensation. Neurostimulation for chronic pain is generally used to manage sharp, intense and constant pain arising from nerve damage or nervous system disorders. A neurostimulation system typically consists of three components: a pulse generator/receiver produces the electric current directed to the lead(s) and is generally implanted under the patient’s skin; a programmer/transmitter is used to program the power supply and to adjust the intensity, frequency and duration of the stimulation; and leads carry the electrical impulses to the targeted nerve sites. Clinical results demonstrate that many patients who are implanted with a neurostimulation system experience a substantial reduction in pain, an increase in activity level, a reduction in use of narcotics and a reduction in hospitalization.

We offer a wide array of neurostimulation systems including radio frequency (RF) powered systems, conventional implantable pulse generators (IPGs) and rechargeable implantable pulse generators. We currently market three neurostimulation product platforms worldwide: Renew® RF systems; Genesis® IPG systems, which include conventional and rechargeable battery models; and Eon™ IPG rechargeable systems.

Renew® is used for treatment of chronic pain of the trunk and limbs and features a small implanted component (an RF receiver). Renew® consists of the implanted RF receiver/pulse generator, leads and a transmitter containing a power source that is worn externally. The system is powered with the help of an antenna that is attached to the patient’s skin with a removable belt or an adhesive pad. Because Renew® has a rechargeable, external power source, we believe it is best suited for patients with complex, changing or multi-extremity pain patterns that require higher power levels for treatment when battery management, even when rechargeable systems are available, is problematic.

Genesis® is also used for treatment of chronic pain of the trunk and limbs and is a clinically proven system that offers a high battery capacity-to-size ratio and flexibility in addressing different pain patterns and other technological advances, which provide us with a competitive advantage in this class of product. The GenesisXP™ IPG system offers a greater battery capacity, resulting in enhanced longevity and/or additional power to treat more complex pain. Conventional IPGs like Genesis® and GenesisXP™ are well-suited for patients with relatively simple pain or modest power requirements and for patients who would have difficulty managing a rechargeable system or an RF system. The GenesisRC™ rechargeable IPG system, a rechargeable battery version in the Genesis® family, can be recharged externally, allowing for higher energy outputs for extended periods of time and resulting in greater patient convenience and treatment options for patients who need these features.

In the third quarter of 2006, ANS launched an upgraded version of the Eon™ with the new NeuroDynamix™ microchip technology and enhanced software. The upgraded Eon™ has greater power output, supplying 25% more power than its predecessor and enabling it to meet the varying power requirements of individual patients. Additionally, the new Eon™ stimulator provides enhanced longevity between recharges giving patients added flexibility in their recharging schedule. The device also has an extremely high frequency capability, allowing it to serve patients who need higher frequencies to control their pain. The enhanced Eon™ and the new Rapid Programmer® platform work together as an integrated system to provide clinicians greater speed, power, efficiency and precision for helping patients address complex pain.

We currently market Rapid Programmer®, an innovative programming platform designed to allow clinicians to quickly and efficiently test patients intraoperatively and to program postoperatively. Rapid Programmer® 3.0 features two new technologies for delivering stimulation to pain patients: Dynamic MultiStim™ and Active Balancing™. Dynamic

MultiStim™ technology allows for real-time programming adjustments to multiple areas of pain, which better targets pain coverage and decreases programming time. This is especially useful when patients have complex pain patterns, such as a combination of back and leg pain. Active Balancing™ lets patients and clinicians fine-tune stimulation levels in multiple coverage areas, quickly establishing relief and giving patients sophisticated, yet easy-to-use, control over their therapy. This palm-sized programmer features a touch screen interface, which clinicians can navigate to create multiple programs, adjust variables and generate pain and stimulation maps while decreasing the average postoperative programming time.

We market a broad variety of leads, which are intended to give clinicians the flexibility to meet a range of patient needs. Our leads can be divided into two types: percutaneous and paddle leads. The percutaneous leads are headed by the 8-contact Octrode® and 4-contact Quattrode® lead designs. These leads are joined by the Axxess® percutaneous lead. With an extremely small diameter, the Axxess® lead is designed to facilitate implantation and steering during lead placement. Our paddle leads consist of the Lamitrode® family of leads, which, in addition to the Lamitrode® lead, includes the Lamitrode S-Series™ and C-Series™ leads. Lamitrode S-Series™ leads have a small paddle lead profile, which is intended to ease insertion, and an integrated stylet, which is engineered to improve steering and control during implantation. Lamitrode C-Series™ leads are shaped to mimic the curve of the epidural space of the spine, designed to facilitate lead placement and to help to reduce lead migration. Also notable among the Lamitrode® lead family is the Lamitrode® lead with the Tripole 8™ configuration. This lead features a unique three-column electrode array designed to focus stimulation more precisely.

The neurostimulation market is constantly changing with the emergence of potential indications like deep brain and cortical stimulation for the treatment of Parkinson’s disease, essential tremor, chronic migraine headaches, depression, obsessive compulsive disorder, obesity, angina, interstitial cystitis and tinnitus. We continue to implant in our pivotal studies for Parkinson’s disease and essential tremor to investigate the safety and efficacy of the Libra™ Deep Brain Stimulation system. We are also continuing enrollment for another pivotal study for chronic migraine. Approval was also received from the FDA for interstitial cystitis, angina and obesity pilot studies. We have conducted a multi-center trial for depression in Canada and the Netherlands and plan to file with the FDA for a pivotal trial in 2007. Other potential indications are in various stages of evaluation, regulatory review and trial.

Cardiology:  We produce specialized disposable cardiovascular devices, including vascular closure devices, patent foramen ovale (PFO) closure devices, embolic protection systems, wire control catheters, percutaneous catheter introducers and diagnostic guidewires.

Our vascular closure devices are used to close femoral artery puncture sites following percutaneous coronary interventions, diagnostic procedures and certain peripheral procedures. In 2006, we launched the Angio-SealTM VIP vascular closure system worldwide. In addition to the performance and ease of use benefits offered from Angio-SealTM STS and STS Plus, Angio-SealTM VIP features a larger collagen footprint and smoother deployment.

In 2005, we made a strategic decision to focus our resources on expanding into high growth market segments with highly differentiated technology that offers our customers clinical and/or cost benefits. In most cases, these markets are not fully developed, and therefore, our sales representatives are often acting in a consultative manner to physicians. As part of this decision, we decided to exit the angiographic catheter market and utilize our resources to pursue other opportunities such as the acquisition of the businesses of Velocimed LLC (Velocimed), a company that was focused on embolic protection, PFO closure and guidewire support systems.

During 2006, we received approval to market our Proxis™ Embolic Protection System (Proxis™ system) in the United States and Europe. The system was launched on a limited basis in the fourth quarter of 2006. The Proxis™ system provides embolic protection for saphenous vein grafts by placing the device proximal to the lesion. As opposed to distal systems, the Proxis™ system provides protection during guidewire crossing, side branches protection as well as unlimited debris capture. The system can also be used for those patients ineligible for distal filter systems due to anatomical considerations. Results of the U.S. Proxis™ randomized clinical trial were presented at the 2005 and 2006 Transcatheter Cardiovascular Therapeutics meetings in Washington, D.C. The data demonstrated a lower major adverse cardiac event rate in the Proxis™ arm versus the patients that utilized distal protection systems or no protection at all.

During 2005, we launched in Europe the Premere™ PFO Closure System (Premere™ system). A PFO is a congenital flap, or tunnel, that exists between the left and right atrium of the heart. Currently, certain physicians believe there may be a link between a PFO and recurrent strokes as well as migraine headaches. The Premere™ system is being investigated in the United States under an Investigational Device Exemptions (IDE) to determine if there is a reduction in the occurrence of migraine headaches between patients that have their PFO closed with the Premere™ system versus those that do not have their PFO closed. This trial was initiated in 2006. The Premere™ system differs from other currently available systems today. The key differences are independent anchors allow the system to conform to the anatomy, an adjustable tether that adapts to PFO tunnels of varying lengths and a smaller surface area in the left side of the heart which may reduce the likelihood of embolization.

In 2006, we also launched worldwide the Venture™ Rx (Rapid Exchange) Wire Control catheter. This product provides the physician with the ability to navigate tortuous coronary anatomy by having a 90 degree deflectable tip as well as providing additional guidewire support that is sometimes necessary for crossing chronic total occlusions.

Percutaneous catheter introducers are used to create passageways for cardiovascular catheters from outside the human body through the skin into a vein, artery or other location inside the body. Our percutaneous catheter introducer products consist primarily of peel-away and non peel-away sheaths, sheaths with and without hemostasis valves, dilators, guidewires, repositioning sleeves and needles. These products are offered in a variety of sizes and packaging configurations. Diagnostic guidewires, such as the GuideRight™ and HydroSteer™ guidewires, are used in conjunction with percutaneous catheter introducers to aid in the introduction of intravascular catheters. Our diagnostic guidewires are available in multiple lengths and incorporate a surface finish for lasting lubricity.

Our bipolar temporary pacing catheters are inserted percutaneously for temporary use (ranging from less than one hour to a maximum of one week) with external pacemakers to provide patient stabilization prior to implantation of a permanent pacemaker, following a heart attack or during surgical procedures. We produce and market several designs of bipolar temporary pacing catheters, including our Pacel™ biopolar pacing catheters, which are available in both torque control and flow-directed models with a broad range of curve choices and electrode spacing options.

Atrial Fibrillation:  Atrial fibrillation is a rapid and inconsistent heart rhythm that occurs in the upper chambers of the heart. People suffering from atrial fibrillation may experience fatigue and shortness of breath, and atrial fibrillation has been shown to increase the risk of stroke. Atrial fibrillation and other irregular heart rhythms such as atrial flutter and Wolff-Parkinson-White Syndrome are often managed with medications that palliate the symptoms of atrial fibrillation. We are committed to developing device-based ablation therapies for these conditions that offer the potential for a cure.

We provide a complete system of products – for access, diagnosis, visualization and ablation - that assist physicians in diagnosing and treating various irregular heart rhythms. Our products are designed to be used in the EP lab and the cardiac surgery suite.

Our access products enable clinicians to percutaneously reach areas of the heart where arrhythmias occur. These products include, among others, our Swartz™ and Swartz™ Braided Transseptal fixed-curve introducers which are designed to guide catheters to precise locations in the left atrium. In addition, our Agilis™ NxT Steerable Introducer was launched in mid-2006 to enable flexible mobility and stability of catheters in the heart while reducing the outside diameter of the introducer.

For diagnosing arrhythmias percutaneously, we offer a portfolio of fixed-curve and steerable catheters. Our Response™ and Supreme™ fixed curve catheters gather electrical information from the heart that indicates what may be causing an arrhythmia. Livewire™ and Reflexion™ Steerable Diagnostic Catheters allow clinicians to move the tip of the catheter in precise movements, and the Inquiry™ Optima™ PLUS steerable diagnostic catheter creates exceptional geometries in two planes when used in combination with the EnSite® Version 6.0 software. In addition, our EnSite Array™ Non-contact Mapping Catheter is a unique catheter that works with the EnSite® System, enabling physicians to record electrical activity for complex arrhythmias in a single heartbeat without touching the walls of the patient’s heart.

Our EnSite® System is a mapping and navigation system that, when used in conjunction with the EnSite® Array Non-contact Mapping Catheter or EnSite NavX™ Navigation and Visualization System, creates three-dimensional cardiac models, shows catheters moving within those models, and allows physicians to map and visualize electrical activity in the heart. During the second quarter of 2006, we launched the EnSite® System Version 6.0 software platform. EnSite Version 6.0 enables the creation of cardiac models with a higher level of detail than was previously possible. At the same time several modules were introduced to provide advanced diagnostic programs (Fractionation Mapping Module) and remote technical support of the EnSite® System (EnSite ConnectSM Remote Support Service).

We offer two general ablation product lines which focus on disabling abnormal tissue that causes or perpetuates arrhythmias: ablation catheters, which are used as part of a percutaneous procedure and are designed to apply RF energy to the inside of the heart; and surgical cardiac ablation devices, which are used to ablate cardiac tissue from the epicardium (outside the heart). Our Livewire™ TC Ablation Catheters include uni- and bi-directional models that offer stability and excellent tissue contact with cardiac tissue. In May 2006, we launched our Safire™ Bi-directional Ablation Catheter product line which is built on a handle platform designed for greater physician comfort and control during EP procedures. The Therapy™ line of ablation catheters also provides a range of curve options and temperature control. When used with the IBI-1500T6 Cardiac Ablation Generator, power can be effectively managed for the creation of longer ablation lines. Our surgical cardiac ablation product line is the Epicor™ Cardiac Ablation System (Epicor™ System). The Epicor™ System creates cardiac ablation lesions by applying high intensity focused ultrasound (HIFU) to the outside of a beating heart without the need to put the patient on a heart-lung bypass machine. The primary components of the Epicor™ System include the Epicor™ Ablation

Control System that generates and controls the ultrasound energy, the UltraCinch™ Ablation Device that creates circumferential lesions in cardiac tissue and the UltraWand™ Handheld Ablation Device that allows for additional linear lesions to be created

Competition

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

We are one of the three principal manufacturers and suppliers in the global bradycardia pacemaker market, with approximately 25% bradycardia market share in all major developed geographies. Our primary competitors in this market are Medtronic, Inc. and Boston Scientific Corporation. We are also one of three principal manufacturers and suppliers in the highly competitive global ICD market. Our other two competitors, Medtronic, Inc. and Boston Scientific Corporation, account for approximately 80% of the worldwide ICD sales. These two competitors are larger than us and have invested substantial amounts in ICD research and development.

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

The global cardiology therapy area is growing and has numerous competitors. Over 75% of our sales in this area are from vascular closure devices. We currently hold the number one market position in the highly competitive vascular closure device market. Our primary vascular closure device competitor is Abbott Laboratories. We anticipate other large companies will enter this market in the coming years, which will likely increase competition.

The atrial fibrillation therapy area is broadening to include multiple therapy methods. The marketplace currently embraces multiple methods of treating atrial fibrillation. Treatments include drugs, external electrical cardioversion and defibrillation, implantable defibrillators and open-heart surgery. As a result we have numerous competitors in the emerging atrial fibrillation market. Larger competitors may extend their presence in the atrial fibrillation market by leveraging their cardiac rhythm management capabilities.

Patents, Licenses and Trademarks

Our policy is to protect our intellectual property rights related to our medical devices. Where appropriate, we apply for U.S. and foreign patents. We own or hold license to numerous U.S. and foreign patents. U.S. patents are typically granted for a term of twenty years from the date a patent application is filed. The actual protection afforded by a foreign patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. In those instances where we have acquired technology from third parties, we have sought to obtain rights of ownership to the technology through the acquisition of underlying patents or licenses. We have a technology license agreement that provides access to a significant number of patents covering a broad range of technology used in our ICD and pacemaker systems. The related patents expire at various dates through the year 2014. The costs deferred under this technology license agreement are recorded on the balance sheet in other assets and are being recognized as an expense over the term of the underlying patents’ lives. The license had a net carrying value of $86.5 million and $109.2 million at December 30, 2006 and December 31, 2005, respectively.

We also have obtained certain trademarks and trade names for our products to distinguish our products from our competitors’ products. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade. We register our trademarks in the U.S. and in a number of countries where we do business.

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

Research and Development

We are focused on the development of new products and on improvements to existing products. Research and development expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of certain new products and processes and to maintain the highest quality standards with respect to existing products. Our research and development expenses were $431.1 million (13.1% of net sales) in 2006, $369.2 million (12.7% of net sales) in 2005 and $281.9 million (12.3% of net sales) in 2004. We also expensed $179.2 million and $9.1 million of purchased in-process research and development in connection with acquisitions we completed in 2005 and 2004, respectively.

Acquisitions and Minority Investments

In addition to generating growth internally through our own research and development activities, we also make strategic acquisitions and investments to access new technologies and therapy areas. We expect to continue to make acquisitions and investments in future periods to strengthen our business.

On November 29, 2005, we completed the acquisition of ANS for $1,353.9 million, net of cash acquired. ANS had been publicly traded on the NASDAQ market under the ticker symbol ANSI. ANS designed, developed, manufactured and marketed implantable neuromodulation devices used primarily to manage chronic severe pain. ANS has become the Neuromodulation division of St. Jude Medical.

On January 13, 2005, we completed the acquisition of Endocardial Solutions, Inc. (ESI) for $279.4 million, net of cash acquired. ESI had been publicly traded on the NASDAQ market under the ticker symbol ECSI. ESI developed, manufactured and marketed the EnSite® System used for the navigation and localization of diagnostic and therapeutic catheters used by physician specialists to diagnose and treat cardiac rhythm disorders.

On April 6, 2005, we completed the acquisition of Velocimed for $70.9 million, net of cash acquired, plus additional contingent payments tied to revenues in excess of minimum future targets, and a milestone payment upon FDA approval of the Premere™ system prior to December 31, 2010. Velocimed developed and manufactured specialty interventional cardiology devices.

On December 30, 2005, we completed the acquisition of Savacor, Inc. (Savacor) for $49.7 million, net of cash acquired, plus additional contingent payments related to product development milestones for regulatory approvals and related to revenues in excess of minimum future targets. Savacor was a development-stage company with a small implantable sensor device in clinical trials both in the United States and internationally that measures left atrial pressure and body temperature to help physicians detect and manage symptoms associated with progressive heart failure. Increased pressure in the left atrium is a predictor of pulmonary congestion, which is the leading cause of hospitalization for congestive heart failure patients.

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

On October 7, 2004, we completed the acquisition of the remaining capital stock of Irvine Biomedical Inc. (IBI). IBI developed and sold EP catheter products used by physician specialists to diagnose and treat cardiac rhythm disorders. We had previously made a minority investment in IBI in April 2003 through our acquisition of Getz Bros. Co., Ltd. (Getz Japan). We paid $50.6 million in 2004 to acquire the remaining IBI capital stock. In December 2005, we made a contingent purchase consideration payment of $4.8 million to original IBI shareholders as a result of FDA approval of the Cardiac Ablation Generator and Therapy™ EP catheters. This ablation system is composed of catheters connected to a generator which delivers RF or ultrasound energy through the catheter to create lesions through ablation of cardiac tissue.

On June 8, 2004, we completed the acquisition of the remaining capital stock of Epicor, Inc. (Epicor). Epicor focused on developing products which use HIFU to ablate cardiac tissue. We had previously made a minority investment in Epicor in May 2003. We paid $185.0 million in 2004 to acquire the remaining Epicor capital stock.

Marketing and Distribution

Our products are sold in more than 100 countries throughout the world. No distributor organization or single customer accounted for more than 10% of 2006, 2005 or 2004 consolidated net sales.

In the United States, we sell directly to hospitals primarily through a direct sales force. In Europe, we have direct sales organizations selling in 23 countries. In Japan, we sell directly to hospitals through a direct sales force and we also continue to use longstanding independent distributor relationships. Throughout the rest of the world, we use a combination of independent distributors and direct sales forces.

Group purchasing organizations (GPO), independent delivery networks (IDN) and large single accounts such as the Veterans Administration in the United States continue to consolidate purchasing decisions for some of our hospital customers. We have contracts in place with many of these organizations. In some circumstances, our inability to obtain a contract with a GPO or IDN could adversely affect our efforts to sell products to that organization’s hospitals.

International Operations

Our net sales and long-lived assets by significant geographic areas are presented in Note 12 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2006 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

Our international business is subject to special risks such as: foreign currency exchange controls and fluctuations; the imposition of or increase in import or export duties, surtaxes, tariffs or customs duties; the imposition of import or export quotas or other trade restrictions; foreign tax laws and increased costs associated with overlapping tax structures; longer accounts receivable cycles; and other international regulatory, economic and political problems. Such risks are further described in Item 1A, Risk Factors of this Form 10-K. Currency exchange rate fluctuations relative to the U.S. Dollar can affect reported consolidated revenues and net earnings. We may hedge a portion of this exposure from time to time to reduce the effect of foreign currency rate fluctuations on net earnings. See the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2006 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

Seasonality

Our quarterly net sales are influenced by many factors, including new product introductions, acquisitions, regulatory approvals, patient and physician holiday schedules and other factors. Net sales in the third quarter are typically lower than other quarters of the year as a result of patient tendencies to defer, if possible, cardiac procedures during the summer months and from the seasonality of the U.S. and European markets, where summer vacation schedules normally result in fewer procedures.

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

Government Regulation

Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA), by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the FDCA and associated regulations, manufacturers of medical devices must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of medical devices. Medical devices must receive FDA clearance or approval before they can be commercially marketed in the United States. The most comprehensive level of approval requires the completion of an FDA-approved clinical evaluation program and submission and approval of a premarket approval (PMA) application before a device may be commercially marketed. Our mechanical and tissue heart valves, ICDs, pacemakers and certain leads, certain neurostimulation devices and certain EP catheter applications are subject to this level of approval or as a supplement to a PMA. Other leads and lead delivery tools, annuloplasty ring products, other neurostimulation devices and other EP and cardiology products are currently marketed under the less rigorous 510(k) pre-market notification procedure of the FDCA.

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

We are required to register with the FDA as a device manufacturer and as a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain International Organization for Standardization (ISO) certifications in order to sell products, and we undergo periodic inspections by notified bodies to obtain and maintain these certifications.

The FDA also regulates recordkeeping for medical devices and reviews hospital and manufacturers’ required reports of adverse experiences to identify potential problems with FDA-authorized devices. Regulatory actions may be taken by the FDA due to adverse experience reports.

Diagnostic-related group (DRG) and Ambulatory Patient Classification (APC) reimbursement schedules dictate the amount that the U.S. government, through the Centers for Medicare and Medicaid Services, will reimburse hospitals for care of persons covered by Medicare. In response to rising Medicare and Medicaid costs, several legislative proposals are under consideration that would restrict future funding increases for these programs. Changes in current DRG and APC reimbursement levels could have an adverse effect on market demand and our domestic pricing flexibility.

More generally, major third-party payors for hospital services in the United States and abroad continue to work to contain healthcare costs and the introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed and in the shifting of services between inpatient and outpatient settings. Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in several countries in which we do business. Implementation of healthcare reforms in the United States and in significant overseas markets such as Germany, Japan and other countries may limit the price of, or the level at which, reimbursement is provided for our products.

The United States Medicare-Medicaid Anti-kickback law generally prohibits payments to physicians or other purchasers of medical products under these government programs as an inducement to purchase a product. Many foreign countries have similar laws. We subscribe to the AdvaMed Code (AdvaMed is a U.S. medical device industry trade association) which limits certain marketing and other practices in our relationship with product purchasers. We also adhere to many similar codes in countries outside the United States.

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

Some medical device regulatory agencies have begun to consider whether to continue to permit the sale of medical devices that incorporate any bovine material because of concerns about Bovine Spongiform Encephalopathy (BSE), sometimes referred to as “mad cow disease,” a disease which has sometimes been transmitted to humans through the consumption of beef. We are not aware of any reported cases of transmission of BSE through medical products. Some of our products (Angio-Seal™ and vascular grafts) use bovine collagen. In addition, some of the tissue heart valves we market incorporate bovine pericardial material. We are cooperating with the regulatory agencies considering these issues.

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

We are currently the subject of various product liability claims, including several lawsuits which may be allowed to proceed as class actions in the United States and Canada. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. In addition, product liability claims may be asserted against us in the future, relative to events that are not known to management at the present time.

Insurance

Problems with our products can result in product liability claims or a field action, safety alert or advisory notice relating to the product. Our product liability insurance coverage is designed to help protect us against a catastrophic claim. Our current product liability policies (for the period June 15, 2006 through June 15, 2007) provide $350 million of insurance coverage, with a $100 million deductible per occurrence.

Our facilities could be materially damaged by earthquakes, hurricanes and other natural disasters or catastrophic circumstances. California earthquake insurance is currently difficult to obtain, extremely costly, and restrictive with respect to scope of coverage. Our earthquake insurance for our significant CRM facilities located in Sylmar and Sunnyvale, California, provides $10 million of insurance coverage in the aggregate, with a deductible equal to 5% of the total value of the facility and contents involved in the claim. Consequently, despite this insurance coverage, we could incur uninsured losses and liabilities arising from an earthquake near one or both of our California facilities as a result of various factors, including the severity and location of the earthquake, the extent of any damage to our facilities, the impact of an earthquake on our California workforce and on the infrastructure of the surrounding communities and the extent of damage to our inventory and work in process. While we believe that our exposure to significant losses from a California earthquake could be partially mitigated by our ability to manufacture some of our CRM products at our manufacturing facility in Sweden, the losses could have a material adverse effect on our business for an indeterminate period of time before this manufacturing transition is complete and operates without significant problem. Furthermore, our manufacturing facility in Puerto Rico may suffer damage as a result of hurricanes which are frequent in the Caribbean and which could result in lost production and additional expenses to us to the extent any such damage is not fully covered by our hurricane and business interruption insurance.

Employees

As of December 30, 2006, we had approximately 11,000 employees worldwide. Our employees are not represented by any labor organizations, with the exception of our employees in Sweden and certain employees in France. We have never experienced a work stoppage as a result of labor disputes. We believe that our relationship with our employees is generally good.

Executive Officers of the Registrant

The following is a list of our executive officers as of February 16, 2007. For each position, the dates in parentheses indicate the year during which each executive officer began serving in such capacity.

Name	Age	Position

Daniel J. Starks	52	Chairman (2004), President (2001) and Chief Executive Officer (2004)

John C. Heinmiller	52	Executive Vice President (2004) and Chief Financial Officer (1998)

Christopher G. Chavez	51	President, Neuromodulation (2005)

Michael J. Coyle	44	President, Cardiac Rhythm Management (2001)

George J. Fazio	47	President, Cardiovascular (2007)

Joseph H. McCullough	57	President, International (2001)

Michael T. Rousseau	51	President, U.S. (2001)

Jane J. Song	44	President, Atrial Fibrillation (2004)

I. Paul Bae	42	Vice President, Human Resources (2006)

Angela D. Craig	35	Vice President, Corporate Relations (2006)

Pamela S. Krop	48	Vice President (2006), General Counsel (2006) and Secretary (2006)

William J. McGarry	49	Vice President, Information Technology (2005) and Chief Information Officer (2005)

Thomas R. Northenscold	49	Vice President, Administration (2003)

Donald J. Zurbay	39	Vice President (2006) and Corporate Controller (2004)

Mr. Starks has served on St. Jude Medical’s Board of Directors since 1996 and has been Chairman, President and Chief Executive Officer of St. Jude Medical since May 12, 2004. Previously, Mr. Starks was President and Chief Operating Officer of St. Jude Medical since February 1, 2001. From April 1998 to February 2001, he was President and Chief Executive Officer of our Cardiac Rhythm Management Division, and prior to that, Mr. Starks was Chief Executive Officer and President of Daig Corporation, a wholly-owned subsidiary of St. Jude Medical. Mr. Starks serves on the Board of Directors of Urologix, Inc., a urology medical device company.

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

Mr. Fazio joined St. Jude Medical in 1992 and served as the General Manager of St. Jude Medical Canada, Inc., based in Mississauga, Ontario, Canada, until being named President, Health Care Services in May 1999. In July 2001, he was appointed President of St. Jude Medical Europe and in August 2004 was named President, Cardiac Surgery Division. In January 2007, he became President of the newly formed Cardiovascular Division resulting from the combination of our Cardiology and Cardiac Surgery Divisions.

Mr. McCullough joined St. Jude Medical in 1994 as a Cardiac Rhythm Management Regional Sales Director. He became Director of Cardiac Rhythm Management Marketing in 1996 and was named Vice President of Cardiac Rhythm Management Marketing in January 1997. In December 1997, Mr. McCullough was appointed European Cardiac Rhythm Management Business Unit Director. He became Vice President, Cardiac Rhythm Management Europe and Managing Director of manufacturing operations in Veddesta, Sweden, in January 1999, and Senior Vice President, Cardiac Rhythm Management Europe in August 1999. He has served as President, International Division since July 2001.

Mr. Rousseau joined St. Jude Medical in 1999 as Senior Vice President, Cardiac Rhythm Management Global Marketing. In August 1999, Cardiac Rhythm Management Marketing and Sales were combined under his leadership. In January 2001, he was named President, U.S. Cardiac Rhythm Management Sales, and in July 2001, he was named President, U.S. Division.

Ms. Song joined St. Jude Medical in 1998 as Senior Vice President, Cardiac Rhythm Management Operations. In May 2002, she was appointed President, Cardiac Surgery Division, and in August 2004, was appointed President, Atrial Fibrillation Division.

Mr. Bae joined St. Jude Medical in 2003 and most recently served as General Counsel and Vice President, Human Resources for the U.S. Division. In September 2006, he was appointed Vice President, Human Resources. Prior to joining St. Jude Medical, Mr. Bae was Director of Litigation for Alpha Therapeutic Corporation, a biopharmaceutical company.

Ms. Craig joined St. Jude Medical in May 2005 as Vice President of Communications and served in that position until being named Vice President, Corporate Relations, in January 2006. Prior to joining St. Jude Medical, Ms. Craig spent 12 years with Smith & Nephew plc, a medical device company headquartered in London, England, where she served as Director of Corporate Affairs from 2002 to 2003 prior to serving as Vice President of U.S. Public Relations and Investor Relations from 2003 to 2005.

Ms. Krop joined St. Jude Medical in July 2006 as Vice President, General Counsel and Corporate Secretary. She previously spent 15 years at General Electric (GE) Company, a diversified industrial corporation, most recently as General Counsel of GE Healthcare Bio-Sciences, a $3 billion business acquired by GE, formerly known as Amersham plc.

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

Availability of SEC Reports

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practical after they are filed or furnished to the U.S. Securities and Exchange Commission (SEC). Such reports are available on our website (http://www.sjm.com) under Company Information section Investor Relations or can be obtained by contacting our Investor Relations group at 1.800.552.7664 or at St. Jude Medical, Inc., One Lillehei Plaza, St. Paul, Minnesota 55117. Information included on our website is not deemed to be incorporated into this Form 10-K.

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

The medical device market is intensely competitive and is characterized by extensive research and development and rapid technological change. Our customers consider many factors when choosing suppliers, including product reliability, clinical outcomes, product availability, inventory consignment, price and product services provided by the manufacturer, and market share can shift as a result of technological innovation and other business factors. Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry. Our competitors range from small start-up companies to larger companies which have significantly greater resources and broader product offerings than us, and we anticipate that in the coming years, other large companies will enter certain markets in which we currently hold a strong position. For example, Boston Scientific Corporation acquired one of our principal competitors, Guidant Corporation, in 2006. In addition, we expect that competition will continue to intensify with the increased use of strategies such as consigned inventory and we have seen increasing price competition as a result of managed care, consolidation among healthcare providers, increased competition and declining reimbursement rates. Product introductions or enhancements by competitors which have advanced technology, better features or lower pricing may make our products or proposed products obsolete or less competitive. As a result, we will be required to devote continued efforts and financial resources to bring our products under development to market, enhance our existing products and develop new products for the medical marketplace. If we fail to develop new products, enhance existing products or compete effectively, our business, financial condition and results of operations will be adversely affected.

We are subject to stringent domestic and foreign medical device regulation which may impede the approval process for our products, hinder our development activities and manufacturing processes and, in some cases, result in the recall or seizure of previously approved products.

Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the FDCA, by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the FDCA and associated regulations, manufacturers of medical devices must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of medical devices. In addition, medical devices must receive FDA clearance or approval before they can be commercially marketed in the United States, and the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized and can prevent or limit further marketing of a product based on the results of these post-marketing programs. Furthermore, most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA and foreign regulatory agencies for new products or with respect to enhancements or modifications to existing products could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to the products and result in limitations on the indicated uses of the product. We cannot be certain that we will receive the required approval or clearance from the FDA and foreign regulatory agencies for new products or modifications to existing products on a timely basis. The failure to receive approval or clearance for significant new products on a timely basis could have a material adverse effect on our financial condition and results of operations.

At any time after approval of a product, the FDA may conduct periodic inspections to determine compliance with both the FDA’s QSR requirements and/or current medical device reporting regulations. Product approvals by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The failure to comply with regulatory standards or the discovery of previously unknown problems with a product, component or manufacturer could result in fines, delays or suspensions of regulatory clearances, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our financial condition and results of operations.

We may not be able to meet regulatory quality standards applicable to our manufacturing process.

We are required to register with the FDA as a device manufacturer and as a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell products and we undergo periodic inspections by notified bodies to obtain and maintain these certifications. If we or our manufacturers fail to adhere to QSR or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls or other consequences, which could in turn have a material adverse effect on our financial condition and results of operations.

If we are unable to protect our intellectual property effectively, our financial condition and results of operations could be adversely affected.

Patents and other proprietary rights are essential to our business and our ability to compete effectively with other companies is dependent upon the proprietary nature of our technologies. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop, maintain and strengthen our competitive position. We seek to protect these, in part, through confidentiality agreements with certain employees, consultants and other parties. We pursue a policy of generally obtaining patent protection in both the United States and in key foreign countries for patentable subject matter in our proprietary devices and also attempt to review third-party patents and patent applications to the extent publicly available to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We currently own numerous United States and foreign patents and have numerous patent applications pending. We are also a party to various license agreements pursuant to which patent rights have been obtained or granted in consideration for cash, cross-licensing rights or royalty payments. We cannot be certain that any pending or future patent applications will result in issued patents, that any current or future patents issued to or licensed by us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide a competitive advantage to us or prevent competitors from entering markets which we currently serve. Any required license may not be available to us on acceptable terms, if at all. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technologies as us. In addition, we may have to take legal action in the future to protect our trade secrets or know-how or to defend them against claimed infringement of the rights of others. Any legal action of that type could be costly and time consuming to us and we cannot be certain that any lawsuit will be successful. The invalidation of key patents or proprietary rights which we own or an unsuccessful outcome in lawsuits to protect our intellectual property could have a material adverse effect on our financial condition and results of operations.

Pending and future patent litigation could be costly and disruptive to us and may have an adverse effect on our financial condition and results of operations.

We operate in an industry that is susceptible to significant patent litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the rights of other companies to prevent the marketing of new devices. Companies that obtain patents for products or processes that are necessary for or useful to the development of our products may bring legal actions against us claiming infringement and at any given time, we generally are involved as both a plaintiff and a defendant in a number of patent infringement and other intellectual property-related actions. Among other matters, we are currently defending two significant ongoing patent infringement actions brought against us by one of our principal competitors, Guidant Corporation, which is now part of Boston Scientific Corporation. Defending intellectual property litigation is expensive and complex and outcomes are difficult to predict. Any pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may cause a significant diversion of the efforts of our technical and management personnel. While we intend to defend any such lawsuits vigorously, we cannot be certain that we will be successful. In the event that our right to market any of our products is successfully challenged or if we fail to obtain a required license or are unable to design around a patent, our financial condition and results of operations could be materially adversely affected.

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

We are currently the subject of various product liability claims, including several lawsuits which may be allowed to proceed as class actions in the United States and Canada. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. For example, in January 2000, we initiated a voluntary field action to replace products incorporating Silzone® coating, which was used in certain of our mechanical heart valves and heart valve repair products. After our voluntary field action, we were sued in various jurisdictions and now have cases pending in the United States, Canada, the United Kingdom and France which have been brought by some patients alleging complications and past or future costs arising either from the surgical removal or, alternatively, from the continued implantation and maintenance of products incorporating Silzone® coating over and above the medical monitoring all replacement heart valve patients receive. Some of the cases involving Silzone®-coated products have been settled, others have been dismissed and still others are ongoing. The complaints in the ongoing individual cases in the United States request damages ranging from $10,000 to $120.5 million and in some cases, seek an unspecified amount, and the complaints in the Canadian class actions request damages ranging from the equivalent of $1.3 million to $1.8 billion at December 30, 2006. We believe that the final resolution of the Silzone®-coated product cases will take several years and we cannot reasonably estimate the time frame in which any potential settlements or judgments would be paid out or the amounts of any such settlements or judgments. In addition, the cost to defend any future litigation, whether Silzone®-related or not, may be significant. While we believe that many settlements and judgments relating to the Silzone® litigation and our other litigation may be covered in whole or in part under our product liability insurance policies and existing reserves, any costs not so covered could have a material adverse effect on our financial condition and results of operations.

We may be unable to obtain appropriate levels of product liability insurance.

Problems with our products can result in product liability claims or a field action, safety alert or advisory notice relating to the product. Our product liability insurance coverage is designed to help protect us against a catastrophic claim. Our current product liability policies provide $350 million of insurance coverage, with a $100 million deductible per occurrence. We cannot be certain that such insurance will be available or adequate to satisfy future claims or that our insurers will be able to pay claims on insurance policies which they have issued to us. If we are unable to secure appropriate levels of product liability insurance coverage, our financial condition and results of operations could be materially adversely affected.

Our product liability insurers may not be able to meet their current or future payment obligations to us.

Our remaining product liability insurance for Silzone® claims consists of a number of layers, each of which is covered by one or more insurance companies. Part of our final layer of insurance is covered by a unit of the Kemper Insurance Companies (Kemper), which is currently in “run off” and not issuing new policies or generating any new revenue that could be used to cover claims made under previously-issued policies such as ours. In the event that Kemper is unable to pay part or all of the claims directed to it, we believe that the other insurance carriers in above Kemper’s layer will take the position that we will be directly liable for any claims and costs that Kemper is unable to pay and that insurance carriers at policy layers following Kemper’s will not provide coverage for Kemper’s layer. If Kemper or any other insurance companies are unable to meet their respective obligations to us, we could incur substantial losses which could have an adverse effect on our financial condition and results of operations.

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

Cost containment pressures and domestic and foreign legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors or preferences for alternate therapies could decrease the demand for products purchased by our customers, the prices which they are willing to pay for those products and the number of procedures using our devices.

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

Major third-party payors for hospital services in the United States and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed and in the shifting of services between inpatient and outpatient settings. Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in several countries in which we do business. Implementation of healthcare reforms in the United States and in significant overseas markets such as Germany, Japan and other countries may limit the price of, or the level at which, reimbursement is provided for our products and adversely affect both our pricing flexibility and the demand for our products. Hospitals or physicians may respond to such cost-containment pressures by substituting lower cost products or other therapies for our products.

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

Our failure to comply with restrictions relating to reimbursement and regulation of healthcare goods and services may subject us to penalties and adversely affect our financial condition and results of operations.

Our devices are subject to regulation regarding quality and cost by the United States Department of Health and Human Services, including the Centers for Medicare and Medicaid Services (CMS), as well as comparable state and foreign agencies responsible for reimbursement and regulation of healthcare goods and services. Foreign governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare goods and services. U.S. federal government healthcare laws apply when we submit a claim on behalf of a U.S. federal healthcare program beneficiary, or when a customer submits a claim for an item or service that is reimbursed under a U.S. federal government funded healthcare program, such as Medicare or Medicaid. The principal U.S. federal laws implicated include those that prohibit the filing of false or improper claims for federal payment, those that prohibit unlawful inducements for the referral of business reimbursable under federally-funded healthcare programs, known as the anti-kickback laws, and those that prohibit healthcare service providers seeking reimbursement for providing certain services to a patient who was referred by a physician that has certain types of direct or indirect financial relationships with the service provider, known as the Stark law.

The laws applicable to us are subject to evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties, including, for example, exclusion from participation as a supplier of product to beneficiaries covered by CMS. If we are excluded from participation based on such an interpretation, it could adversely affect our financial condition and results of operations.

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

Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, we cannot be certain that some of the businesses we acquire will become profitable or remain so. If our acquisitions are not successful, we may record unexpected impairment charges. Factors that will affect the success of our acquisitions include:

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;

•

adverse developments arising out of investigations by governmental entities of the business practices of acquired companies, such as the current investigation into certain sales and marketing, reimbursement, Medicare and Medicaid billing and certain other business practices of ANS by the U.S. Department of Health and Human Services, Office of the Inspector General;

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

The success of many of our products depends upon strong relationships with physicians.

If we fail to maintain our working relationships with physicians, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in earnings and profitability. The research, development, marketing and sales of many of our new and improved products is dependent upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and the marketing of our products. Physicians assist us as researchers, marketing consultants, product consultants, inventors and as public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our financial condition and results of operations.

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

•

inquiries into possible improprieties in our international operations, such as our inclusion in the report of the Independent Inquiry Committee into the United Nations (U.N.) Oil-For-Food Programme as allegedly having made payments to the Iraqi government in connection with certain product sales which we made to Iraq under this program from 2000 to 2003; and

•	economic and political instability in foreign countries.

The medical device industry is the subject of a governmental investigation into marketing and other business practices which could result in the commencement of civil and/or criminal proceedings, substantial fines, penalties and/or administrative remedies, divert the attention of our management and have an adverse effect on our financial condition and results of operations.

In January 2005, ANS received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General (OIG), requesting documents related to certain of its sales and marketing, reimbursement, Medicare and Medicaid billing, and other business practices of ANS.

In October 2005, the U.S. Department of Justice, acting through the U.S. Attorney’s office in Boston, commenced an industry-wide investigation into whether the provision of payments and/or services by makers of implantable cardiac rhythm devices to doctors or other persons constitutes improper inducements under the federal health care program anti-kickback law. As part of this investigation, we received a civil subpoena from the U.S. Attorney’s office in Boston requesting documents on our practices related to pacemakers, ICDs, lead systems and related products marketed by our CRM segment during the period from January 2000 to date. We understand that our principal competitors in the CRM therapy areas received similar civil subpoenas. We received an additional subpoena from the U.S. Attorney’s office in Boston in September 2006, requesting documents related to certain employee expense reports and certain pacemaker and ICD purchasing arrangements for the period from January 2002 to date.

In February 2006, we received a subpoena from the SEC requesting that we produce documents concerning transactions under the U.N. Oil-for-Food Programme.

On January 16, 2007, the French Conseil de la Concurrence (one of the bodies responsible for the enforcement of antitrust/competition law in France) issued a Statement of Objections alleging that St. Jude Medicial had agreed with the four other main suppliers of ICDs in France to collectively refrain from responding to a 2001 tender for ICDs conducted by a group of 17 University Hospital Centers in France. This alleged collusion is said to be contrary to the French Commercial Code and Article 81 of the European Community Treaty.

We are fully cooperating with these investigations and are responding to these requests. However, we cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on the Company. An adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties and/or administrative remedies, including exclusion from government reimbursement programs. In addition, resolution of any of these matters could involve the imposition of additional compliance obligations. Finally, if these investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant administrative burdens on us. These potential consequences, as well as any adverse outcome from these investigations, could have an adverse effect on our financial condition and results of operations.

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

Our facilities could be materially damaged by earthquakes, hurricanes and other natural disasters or catastrophic circumstances. For example, we have significant CRM facilities located in Sylmar and Sunnyvale, California. Earthquake insurance in California is currently difficult to obtain, extremely costly and restrictive with respect to scope of coverage. Our earthquake insurance for these California facilities provides $10 million of insurance coverage in the aggregate, with a deductible equal to 5% of the total value of the facility and contents involved in the claim. Consequently, despite this insurance coverage, we could incur uninsured losses and liabilities arising from an earthquake near one or both of our

California facilities as a result of various factors, including the severity and location of the earthquake, the extent of any damage to our facilities, the impact of an earthquake on our California workforce and on the infrastructure of the surrounding communities and the extent of damage to our inventory and work in process. While we believe that our exposure to significant losses from a California earthquake could be partially mitigated by our ability to manufacture some of our CRM products at our manufacturing facility in Sweden, the losses could have a material adverse effect on our business for an indeterminate period of time before this manufacturing transition is complete and operates without significant problem. Furthermore, our manufacturing facility in Puerto Rico may suffer damage as a result of hurricanes which are frequent in the Caribbean and which could result in lost production and additional expenses to us to the extent any such damage is not fully covered by our hurricane and business interruption insurance.

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

We are in the process of converting to a new ERP system. Implementation of the new ERP system is scheduled to occur in phases through 2009. Failure to smoothly execute the implementation of the ERP system could adversely affect the Company’s business, financial condition and results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We own our principal executive offices, which are located in St. Paul, Minnesota. Our manufacturing facilities are located in California, Minnesota, Arizona, South Carolina, Texas, New Jersey, Oregon, Canada, Brazil, Puerto Rico and Sweden. We own approximately 60%, or 440,000 square feet, of our total manufacturing space. All of our owned manufacturing space is in the CRM/CS/Neuro reportable segment. We also maintain sales and administrative offices in the United States at 31 locations in 16 states and outside the United States at 80 locations in 32 countries. With the exception of five locations, all of these locations are leased.

We believe that all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations. We believe that we have sufficient space for our current operations and for foreseeable expansion in the next few years.

Item 3. LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated. Our significant legal proceedings are discussed in Note 5 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2006 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference. While it is not possible to predict the outcome for most the legal proceedings discussed in Note 5, the costs associated with such proceedings could have a material adverse effect on our consolidated results of operations, financial position or cash flows of a future period.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the 2006 fiscal year.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were no sales of unregistered securities during the 2006 fiscal year, and we did not repurchase any of our shares during the fourth quarter of the 2006 fiscal year. The information set forth under the Stock Exchange Listings caption in the Financial Report included in St. Jude Medical’s 2006 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.We have not declared or paid any cash dividends during the past two years. We currently intend to retain our earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

The information set forth under the caption Five-Year Summary Financial Data in the Financial Report included in St. Jude Medical’s 2006 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2006 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2006 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto and the Reports of Independent Registered Public Accounting Firm set forth in the Financial Report included in St. Jude Medical’s 2006 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 30, 2006.

Management’s annual report on our internal control over financial reporting is provided in the Financial Report included in St. Jude Medical’s 2006 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided in the Financial Report included in St. Jude Medical’s 2006 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference.

During the fiscal quarter ended December 30, 2006, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions Board of Directors and Section 16(a) Beneficial Ownership Reporting Compliance in St. Jude Medical’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference. The information set forth under the caption Executive Officers of the Registrant in Part I, Item 1 of this Form 10-K is incorporated herein by reference.

We have adopted a Code of Business Conduct for our principal executive officer, principal financial officer, principal accounting officer and all other employees. We have made our Code of Business Conduct available on our website (http://www.sjm.com) under the Company Information section About Us and is available in print to any shareholder who submits a request to St. Jude Medical, Inc., One Lillehei Plaza, St. Paul, Minnesota 55117, Attention: Corporate Secretary. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct by posting such information on our website at the web address and location specified above. Information included on our website is not deemed to be incorporated into this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions Compensation of Directors and Executive Compensation (except for information under the Compensation Committee Report) in St. Jude Medical’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions Share Ownership of Management and Directors and Certain Beneficial Owners and Equity Compensation Plan Information in St. Jude Medical’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption Related Person Transactions and Director Independence and Audit Committee Financial Experts in St. Jude Medical’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm in St. Jude Medical’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this Report

	(1)	Financial Statements

The following Consolidated Financial Statements of St. Jude Medical and Reports of Independent Registered Public Accounting Firm as set forth in the Financial Report included in St. Jude Medical’s 2006 Annual Report to Shareholders are incorporated herein by reference from Exhibit 13 attached hereto:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings – Fiscal Years ended December 30, 2006, December 31, 2005 and January 1, 2005

Consolidated Balance Sheets – December 30, 2006 and December 31, 2005

Consolidated Statements of Shareholders’ Equity – Fiscal Years ended December 30, 2006, December 31, 2005 and January 1, 2005

Consolidated Statements of Cash Flows – Fiscal Years ended December 30, 2006, December 31, 2005 and January 1, 2005

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

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of St. Jude Medical are not filed, and in lieu thereof, we agree to furnish copies thereof to the SEC upon request.

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

4.1

Rights Agreement dated as of June 16, 1997, between St. Jude Medical and American Stock Transfer and Trust Company, as Rights Agent, including the Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock is incorporated by reference from Exhibit 1 of St. Jude Medical’s Form 8-A filed on August 7, 1997.

4.2	Amendment, dated as of December 20, 2002, to Rights Agreement, dated as of June 16, 1997, is incorporated by reference from Exhibit 2 of St. Jude Medical’s Form 8-A/A filed on March 21, 2003.

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

Exhibit	Exhibit Index

10.2	St. Jude Medical, Inc. Management Incentive Compensation Plan is incorporated by reference from Exhibit 10.2 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2001. *

10.3	Management Savings Plan dated February 1, 1995, is incorporated by reference from Exhibit 10.7 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 1994. *

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

10.8	St. Jude Medical, Inc. 2000 Stock Plan, as amended, is incorporated by reference from Exhibit 10.4 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. *

10.9

St. Jude Medical, Inc. 2000 Employee Stock Purchase Savings Plan is incorporated by reference from Exhibit 10.10 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2001. *

10.10

Amendment No. 1, dated as of August 3, 2006, to the St. Jude Medical, Inc. 2000 Employee Stock Purchase Savings Plan is incorporated by reference from Exhibit 10.5 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. *

10.11	St. Jude Medical, Inc. 2002 Stock Plan, as amended, is incorporated by reference from Exhibit 10.5 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. *

10.12

Form of Non-Qualified Stock Option Agreement under the St. Jude Medical, Inc. 2002 Stock Plan, as amended, is incorporated by reference from Exhibit 10.14 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2004. *

10.13	St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 16, 2006. *

10.14

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on May 16, 2006. *

Exhibit	Exhibit Index

10.15

Form of Non-Qualified Stock Option Agreement for Employees under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference from Exhibit 10.4 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. *

10.16

St. Jude Medical, Inc. Amended and Restated 1995 Stock Option Plan (formerly the Quest Medical, Inc. 1995 Stock Option Plan) is incorporated by reference from Exhibit 10.12 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.17

St. Jude Medical, Inc. Amended and Restated 1998 Stock Option Plan (formerly the Quest Medical, Inc. 1998 Stock Option Plan) is incorporated by reference from Exhibit 10.13 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.18

St. Jude Medical, Inc. Amended and Restated 2000 Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2000 Stock Option Plan) is incorporated by reference from Exhibit 10.14 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.19

St. Jude Medical, Inc. Amended and Restated 2001 Employee Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2001 Employee Stock Option Plan) is incorporated by reference from Exhibit 10.15 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.20

St. Jude Medical, Inc. Amended and Restated 2002 Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2002 Stock Option Plan) is incorporated by reference from Exhibit 10.16 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.21

St. Jude Medical, Inc. Amended and Restated 2004 Stock Incentive Plan (formerly the Advanced Neuromodulation Systems, Inc. 2004 Stock Incentive Plan) is incorporated by reference from Exhibit 10.17 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.22	Summary of Compensation for Daniel J. Starks is incorporated by reference from Item 1.01 of St. Jude Medical’s Current Report on Form 8-K filed on December 16, 2005. *

10.23	Summary of Compensation for Non-employee Directors. * #

10.24

Form of Severance Agreement between St. Jude Medical, Inc. and executive officers is incorporated by reference from Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on August 2, 2006. *

10.25

Employment Agreement dated as of April 1, 2002, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez is incorporated by reference from Exhibit 10.16 of Advanced Neuromodulation Systems’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. *

10.26

Amendment, dated as of July 27, 2006, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez, to Employment Agreement, effective as of April 1, 2002, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez is incorporated by reference from Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on August 2, 2006. *

Exhibit	Exhibit Index

10.27

Stock Purchase Plan Engagement Agreement between St. Jude Medical, Inc. and Banc of America Securities LLC dated as of April 21, 2006 is incorporated by reference from Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on April 21, 2006.

10.28

Settlement Agreement, dated as of July 29, 2006, by and between St. Jude Medical, Inc. and its affiliates named therein and Boston Scientific Corporation and its affiliates named therein is incorporated by reference from Exhibit 10.3 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.29†

CRM License Agreement, effective as of July 29, 2006, between St. Jude Medical, Inc. and Boston Scientific Corporation is incorporated by reference from Exhibit 10.6 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.30

SCS License Agreement, effective as of July 29, 2006, between St. Jude Medical, Inc. and Boston Scientific Corporation is incorporated by reference from Exhibit 10.7 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.31

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

10.32

Amendment No. 1, effective as of September 28, 2004, to the Multi-Year $350,000,000 Credit Agreement, dated as of September 11, 2003, by and between St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, the Bank of Tokyo-Mitsubishi, Ltd. and ABN Amro Bank N.V., as Co-Syndication Agents, Bank One, NA and Wells Fargo Bank, N.A. (formerly known as Wells Fargo Bank, National Association), as Co-Documentation Agents, and the other lenders party thereto is incorporated by reference from Exhibit 10.26 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.33

Amendment No. 2, effective as of November 7, 2005, to the Multi-Year $350,000,000 Credit Agreement, dated as of September 11, 2003, by and between St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, the Bank of Tokyo-Mitsubishi, Ltd. and ABN Amro Bank N.V., as Co-Syndication Agents, Bank One, NA and Wells Fargo Bank, N.A. (formerly known as Wells Fargo Bank, National Association), as Co-Documentation Agents, and the other lenders party thereto is incorporated by reference from Exhibit 10.27 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.34

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

Exhibit	Exhibit Index

10.35

Amendment No. 1, effective as of November 7, 2005, to the Multi-Year $400,000,000 Credit Agreement, dated as of September 28, 2004, by and between St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, the Bank of Tokyo-Mitsubishi, Ltd., as Syndication Agent, Bank One, NA, Wells Fargo Bank, N.A. and Suntrust Bank, as Co-Documentation Agents, and the other lenders party thereto is incorporated by reference from Exhibit 10.29 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.36

Multi-Year $1,000,000,000 Credit Agreement dated as of December 13, 2006 among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, and the other Lenders Party thereto is incorporated by reference from Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on December 13, 2006.

13	Portions of St. Jude Medical’s 2006 Annual Report to Shareholders. #

21	Subsidiaries of the Registrant. #

23	Consent of Independent Registered Public Accounting Firm. #

24	Power of Attorney. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

*	Management contract or compensatory plan or arrangement.

#	Filed as an exhibit to this Annual Report on Form 10-K.

†

Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b)	Exhibits: Reference is made to Item 15(a)(3).

(c)	Schedules:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Year
		Additions		Deductions

Description		Charged to Expense	Other (1)	Write-offs (2)	Other (3)	Balance at End of Year

Allowance for doubtful accounts:
Fiscal year ended
December 30, 2006	$33,319	$2,037	$563	$(10,991)	$—	$24,928
December 31, 2005	$31,283	$4,759	$586	$(1,896)	$(1,413)	$33,319
January 1, 2005	$31,905	$4,380	$—	$(2,477)	$(2,525)	$31,283

(1)

In 2006, the $563 of other additions represents the effects of changes in foreign currency translation. In 2005, the $586 of other additions represents the balance recorded as part of our 2005 acquisition of ANS.

(2)	Uncollectible accounts written off, net of recoveries.

(3)

In 2005, the $1,413 of other deductions represents the effects of changes in foreign currency translation. In 2004, $640 of other deductions represents the effects of changes in foreign currency translation, and the remaining $1,885 represents a reduction in the allowance for doubtful accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JUDE MEDICAL, INC.

Date: February 28, 2007	By	/s/ DANIEL J. STARKS

Daniel J. Starks Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ JOHN C. HEINMILLER

John C. Heinmiller Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 28th day of February, 2007.

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