Form 10-Q
period 2007-03-31
ST JUDE MEDICAL INC
filed 2007-05-09
CIK 203077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

The number of shares of common stock, par value $.10 per share, outstanding on May 1, 2007 was 338,321,454.

PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

Three Months Ended	March 31, 2007	April 1, 2006
Net sales	$886,978	$784,416
Cost of sales	238,977	208,447
Gross profit	648,001	575,969

Selling, general and administrative expense	328,340	284,208
Research and development expense	115,958	105,258
Operating profit	203,703	186,503

Other income (expense), net	(5,168)	(704)
Earnings before income taxes	198,535	185,799

Income tax expense	52,810	48,730

Net earnings	$145,725	$137,069

Net earnings per share:
Basic	$0.42	$0.37
Diluted	$0.41	$0.36

Weighted average shares outstanding:
Basic	347,032	368,707
Diluted	359,276	384,997

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2007 (Unaudited)	December 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$111,435	$79,888
Accounts receivable, less allowance for doubtful accounts of $24,930 at March 31, 2007 and $24,928 at December 30, 2006	905,093	882,098
Inventories	477,535	452,812
Deferred income taxes	118,194	117,330
Other	155,313	158,037
Total current assets	1,767,570	1,690,165

Property, plant and equipment, at cost	1,209,341	1,161,266
Less accumulated depreciation	(562,924)	(543,415)
Net property, plant and equipment	646,417	617,851

Other Assets
Goodwill	1,650,776	1,649,581
Other intangible assets, net	554,860	560,276
Other	286,341	271,921
Total other assets	2,491,977	2,481,778
TOTAL ASSETS	$4,905,964	$4,789,794

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$350,000	$—
Accounts payable	166,931	162,954
Income taxes payable	5,230	121,663
Accrued expenses
Employee compensation and related benefits	187,108	217,694
Other	176,634	173,896
Total current liabilities	885,903	676,207

Long-term debt	1,112,175	859,376
Deferred income taxes	162,033	163,336
Other liabilities	218,488	121,888
Total liabilities	2,378,599	1,820,807

Commitments and Contingencies (Note 7)	—	—

Shareholders’ Equity
Preferred stock	—	—
Common stock (340,902,692 and 353,932,000 shares issued and outstanding at March 31, 2007 and December 30, 2006, respectively)	34,090	35,393
Additional paid-in capital	18,483	100,173
Retained earnings	2,414,282	2,787,092
Accumulated other comprehensive income:
Cumulative translation adjustment	41,227	23,243
Unrealized gain on available-for-sale securities	19,283	23,086
Total shareholders’ equity	2,527,365	2,968,987
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,905,964	$4,789,794

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

Three Months Ended	March 31, 2007	April 1, 2006
OPERATING ACTIVITIES
Net earnings	$145,725	$137,069
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	27,275	20,291
Amortization	18,311	17,108
Gain on sale of investment	(7,929)	—
Stock-based compensation	13,380	17,850
Excess tax benefits from stock-based compensation	(28,467)	(14,221)
Deferred income taxes	4,060	(1,377)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(14,923)	14,204
Inventories	(24,127)	(24,604)
Other current assets	(7,655)	(24,406)
Accounts payable and accrued expenses	(27,821)	(56,421)
Income taxes payable	14,740	27,768
Net cash provided by operating activities	112,569	113,261

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(55,313)	(67,338)
Business acquisition payments, net of cash acquired	(6,525)	(1,089)
Proceeds from the sale of investment	12,929	—
Other, net	(13,700)	(13,456)
Net cash used in investing activities	(62,609)	(81,883)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	52,201	26,711
Excess tax benefits from stock-based compensation	28,467	14,221
Common stock repurchased, including related costs	(699,996)	—
Borrowings under debt facilities	3,830,649	—
Payments under debt facilities	(3,230,884)	(216,007)
Net cash used in financing activities	(19,563)	(175,075)

Effect of currency exchange rate changes on cash and cash equivalents	1,150	1,804
Net increase (decrease) in cash and cash equivalents	31,547	(141,893)
Cash and cash equivalents at beginning of period	79,888	534,568
Cash and cash equivalents at end of period	$111,435	$392,675

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of St. Jude Medical, Inc. (St. Jude Medical or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (2006 Annual Report on Form 10-K). Certain prior period reportable segment information (Note 3 and Note 13) has been reclassified to conform to current year presentation.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

At the beginning of its 2007 fiscal year, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation Number 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations or cash flows. In accordance with the transition provisions of FIN 48, the Company recorded an $8.5 million decrease to its liability for unrecognized income tax benefits, which was recorded as an adjustment to the opening balance of retained earnings and cumulative translation adjustment, a separate component of shareholders’ equity. Additionally, in order to comply with the requirements of FIN 48, the Company reclassified its liability for unrecognized income tax benefits from current to non-current liabilities because payment is not anticipated within one year. See Note 12 for further information regarding the Company’s accounting for uncertain tax positions.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 13) for the three months ended March 31, 2007 are as follows (in thousands):

	CRM/Neuro	CV/AF	Total
Balance at December 30, 2006	$1,189,892	$459,689	$1,649,581

Foreign currency translation	1,134	61	1,195
Balance at March 31, 2007	$1,191,026	$459,750	$1,650,776

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	March 31, 2007		December 30, 2006
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Purchased technology and patents	$472,882	$78,215	$472,874	$70,422
Customer lists and relationships	146,780	38,818	140,061	34,963
Distribution agreements	43,380	17,092	41,986	15,683
Trademarks and tradenames	23,300	2,071	23,300	1,682
Licenses and other	7,443	2,729	7,348	2,543
	$693,785	$138,925	$685,569	$125,293

NOTE 4 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	March 31, 2007	December 30, 2006
Finished goods	$330,031	$315,306
Work in process	40,686	29,844
Raw materials	106,818	107,662
	$477,535	$452,812

NOTE 5 – RESTRUCTURING ACTIVITIES

During the third quarter of 2006, Company management performed a review of the organizational structure of the Company’s Cardiac Surgery and Cardiology divisions and its international selling organization. In August 2006, Company management approved restructuring plans to streamline its operations within its Cardiac Surgery and Cardiology divisions and combine them into one new Cardiovascular division at the beginning of the 2007 fiscal year, and also to implement changes in its international selling organization to enhance the efficiency and effectiveness of sales and customer service operations in certain international geographies. This strategic reorganization and operational restructuring will allow the Company to enhance operating efficiencies and increase investment in product development.

A summary of the activity relating to the restructuring accrual is as follows (in thousands):

	Employee termination costs	Inventory write-downs	Asset write-downs	Other	Total
Balance at December 31, 2005	$—	$—	$—	$—	$—

Restructuring charges	14,710	8,694	7,361	4,062	34,827
Non-cash charges used	—	(8,694)	(7,361)	—	(16,055)
Cash payments	(3,642)	—	—	(586)	(4,228)
Balance at December 30, 2006	$11,068	$—	$—	$3,476	$14,544

Cash payments	(3,411)	—	—	(765)	(4,176)

Balance at March 31, 2007	$7,657	$—	$—	$2,711	$10,368

NOTE 6 – DEBT

The Company’s total debt consisted of the following (in thousands):

	March 31, 2007	December 30, 2006
Interim liquidity facility	$350,000	$—
Commercial paper borrowings	928,120	678,350
1.02% Yen-denominated notes	178,557	175,523
2.80% Convertible senior debentures	5,498	5,498
Other	—	5
Total debt	$1,462,175	$859,376
Less: short-term debt	350,000	—
Long-term debt	$1,112,175	$859,376

The Company classifies all of its commercial paper borrowings as long-term debt as the Company has the ability to repay any short-term maturity with available cash from its $1.0 billion long-term, committed credit facility. Short-term debt consists of borrowings under an interim liquidity facility that the Company obtained in January 2007 to finance share repurchases. The Company terminated this facility on April 25, 2007 and repaid all outstanding borrowings under this facility with proceeds from the issuance of convertible debt (see Note 14).

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

Subsequent to the Company’s voluntary field action, the Company has been sued in various jurisdictions by some patients who received a product with Silzone® coating and, as of April 20, 2007, such cases are pending in the United States, Canada, United Kingdom and France. Some of these claimants allege bodily injuries as a result of an explant or other complications, which they attribute to Silzone®-coated products. Others, who have not had their Silzone®-coated heart valve explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. The Company has vigorously defended against the claims that have been asserted and expects to continue to do so with respect to any remaining claims.

In 2001, the U.S. Judicial Panel on Multi-District Litigation (MDL) ruled that certain lawsuits filed in U.S. federal district court involving products with Silzone® coating should be part of MDL proceedings under the supervision of U.S. District Court Judge John Tunheim in Minnesota (the District Court). As a result, actions in federal court involving products with Silzone® coating have been and will likely continue to be transferred to the District Court for coordinated or consolidated pretrial proceedings.

The District Court ruled against the Company on the issue of preemption and found that the plaintiffs’ causes of action were not preempted by the U.S. Food and Drug Act. The Company sought to appeal this ruling, but the appellate court determined that it would not review the ruling at that point in the proceedings.

Certain plaintiffs requested the District Court to allow some cases to proceed as class actions. The first complaint seeking class-action status was served upon the Company in April 2000 and all eight original class-action complaints were consolidated into one case by the District Court in October 2001. One proposed class in the consolidated complaint seeks injunctive relief in the form of medical monitoring. A second class in the consolidated complaint seeks an unspecified amount of monetary damages. In response to the requests of the claimants in these cases, the District Court issued several rulings concerning class action certification. The Company requested the Eighth Circuit Court of Appeals (the Eighth Circuit) to review the District Court’s class certification orders.

In October 2005, the Eighth Circuit issued a decision reversing the District Court’s class certification rulings. More specifically, the Eighth Circuit ruled that the District Court erred in certifying a consumer protection class seeking damages based on Minnesota’s consumer protection statutes, and required the District Court in further proceedings to conduct a thorough conflicts-of-law analysis as to each plaintiff class member before applying Minnesota law. In addition, in its October 2005 opinion, the Eighth Circuit also ruled that the District Court’s certification of a medical monitoring class was an abuse of discretion and thus reversed the District Court’s certification of a medical monitoring class involving the products with Silzone® coating.

After briefing and oral argument by the parties, the District Court issued its further ruling on class certification issues in October 2006. At that time, the District Court granted plaintiffs’ renewed motion to certify a nationwide consumer protection class under Minnesota’s consumer protection statutes and the Private Attorney General Act. The Company sought appellate review of the District Court’s October 2006 decision, and in November 2006, the Eighth Circuit agreed to conduct a review of the District Court’s decision. The parties are in the process of submitting briefs to the Eighth Circuit pursuant to a scheduling order it issued.

In addition to the purported class action before the District Court, as of April 20, 2007, there were 15 individual Silzone® cases initiated in various federal courts which were pending before the District Court. Plaintiffs in those cases are requesting damages ranging from $10 thousand to $120.5 million and, in some cases, seeking an unspecified amount. The first individual complaint that was transferred to the MDL court was served upon the Company in November 2000, and the most recent individual complaint that was transferred to the MDL court was served upon the Company in November 2006. These cases, which are consolidated before the District Court, are proceeding in accordance with the scheduling orders the District Court has rendered.

There are 19 individual state court suits concerning Silzone®-coated products pending as of April 20, 2007, involving 22 patients. These cases are venued in Florida, Minnesota, Missouri, Nevada, Pennsylvania and Texas. The first individual state court complaint was served upon the Company in March 2000, and the most recent individual state court complaint was served upon the Company in November 2006. The complaints in these state court cases request damages ranging from $10 thousand to $100 thousand and, in some cases, seek an unspecified amount. These state court cases are proceeding in accordance with the orders issued by the judges in those matters.

In addition, a lawsuit seeking a class action for all persons residing in the European Economic Union member jurisdictions who have had a heart valve replacement and/or repair procedure using a product with Silzone® coating was filed in Minnesota state court and served upon the Company in February 2004, by two European citizens who now live in Canada. The complaint seeks damages in an unspecified amount for the class, and in excess of $50 thousand for each plaintiff. The complaint also seeks injunctive relief in the form of medical monitoring. The Company is opposing the plaintiffs’ pursuit of this case on jurisdictional, procedural and substantive grounds.

There are also four class-action cases and one individual case pending against the Company in Canada. In one such case in Ontario, the court certified that a class action may proceed involving Silzone® patients. The Company’s request for leave to appeal the rulings on certification was rejected, and the trial of the initial phase of this matter is now scheduled for April 2008. A second case seeking class action in Ontario has been stayed pending resolution of the other Ontario action, and a case seeking class action in British Columbia is also proceeding but is in its early stages. A court in the Province of Quebec has certified a class action, and that matter is proceeding in accordance with the orders in that court. Additionally, in December 2005, the Company was served with a lawsuit by the Quebec Provincial health insurer. The lawsuit asserts a subrogation right to recover the cost of insured services furnished or to be furnished to class members in the class action pending in Quebec. The complaints in these cases each request damages ranging from 1.5 million to 2.0 billion Canadian Dollars (the equivalent to $1.3 million to $1.7 billion at March 31, 2007).

In the United Kingdom, one case involving one plaintiff is pending as of April 20, 2007. The Particulars of Claim in this case were served in July 2004. The plaintiff in this case requests damages of 0.2 million British Pounds (the equivalent to $0.4 million at March 31, 2007).

In France, one case involving one plaintiff is pending as of April 20, 2007. It was initiated by way of an Injunctive Summons to Appear that was served in November 2004, and requests damages in excess of 3 million Euros (the equivalent to $4.0 million at March 31, 2007).

The Company is not aware of any unasserted claims related to Silzone®-coated products. Company management believes that the final resolution of the Silzone® cases will take several years.

The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone®-coated products, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered. The Company has not accrued for any amounts associated with settlements or judgments because management cannot reasonably estimate such amounts. Based on the Company’s experience in these types of individual cases, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed by the plaintiffs and is often significantly less than the amount claimed. Management expects that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves will not have a material adverse effect on the Company’s consolidated financial position, although such costs may be material to the Company’s consolidated earnings and cash flows of a future period.

A summary of the activity relating to the Silzone® litigation reserve is as follows (in thousands):

Legal and monitoring costs
Balance at December 31, 2005	$34,907

Accrued costs	7,000
Cash payments	(2,413)
Balance at December 30, 2006	39,494

Cash payments	(593)
Balance at March 31, 2007	$38,901

The Company records insurance receivables for amounts related to probable future legal costs associated with the Silzone® litigation that are expected to be reimbursable by the Company’s insurance carriers. In 2006, the Company determined that the Silzone® reserves should be increased by $7.0 million as a result of an increase in management’s estimate of the probable future legal costs that would be incurred. The Company also increased the receivable from the Company’s insurance carriers as the Company expects such costs to be reimbursable by the Company’s insurance carriers. At March 31, 2007, the Company’s receivables from insurance carriers was $30.6 million.

The Company’s remaining product liability insurance ($118.4 million at April 20, 2007) for Silzone® claims consists of a number of layers, each of which is covered by one or more insurance companies. Part of the Company’s final layer of insurance ($20 million of the final $50 million layer) is covered by Lumberman’s Mutual Casualty Insurance, a unit of the Kemper Insurance Companies (collectively referred to as Kemper). Prior to being no longer rated by A.M. Best, Kemper’s financial strength rating was downgraded to a “D” (poor). Kemper is currently in “run off,” which means that it is not issuing new policies and is, therefore, not generating any new revenue that could be used to cover claims made under previously-issued policies. In the event Kemper is unable to pay claims directed to it, the Company believes the other insurance carriers in the final layer of insurance will take the position that the Company will be directly liable for any claims and costs that Kemper is unable to pay. It is possible that Silzone® costs and expenses will reach the limit of the final Kemper layer of insurance coverage, and it is possible that Kemper will be unable to meet its full obligations to the Company. If this were to happen, the Company could incur expense of up to approximately $20 million. The Company has not accrued for any such losses as potential losses are possible, but not estimable, at this time.

Symmetry™ Bypass System Aortic Connector (Symmetry™ device) Litigation:  The Company has been sued in various jurisdictions by claimants who allege that the Company’s Symmetry™ device caused bodily injury or might cause bodily injury. The Company’s Symmetry™ device was cleared through a 510(K) submission to the U.S. Food and Drug Administration (FDA), and therefore, the Company is unable to rely on a defense under the doctrine of federal preemption that such suits are prohibited. Given the Company’s self-insured retention levels under its product liability insurance policies, the Company expects that it will be solely responsible for these lawsuits, including any costs of defense, settlements and judgments.

Since August 2003, when the first lawsuit involving the Symmetry™ device was filed against the Company, through April 20, 2007, the Company has resolved the claims involving over 90% of the plaintiffs that have initiated lawsuits against the Company involving the Symmetry™ device. As of April 20, 2007, all but three of the lawsuits which allege that the Symmetry™ device caused bodily injury or might cause bodily injury have been resolved. All of the unresolved cases involving the Symmetry™ device are pending in state court in Minnesota. The first of the unresolved cases involving the Symmetry™ device was commenced against the Company in June 2004, and the most recently initiated unresolved case was commenced against the Company in January 2007. Each of the complaints in these unresolved cases request damages in excess of $50 thousand. In addition to this litigation, some persons have made claims against the Company involving the Symmetry™ device without filing a lawsuit, although, as with the lawsuits, the vast majority of the claims that the Company has been made aware of as of April 20, 2007 have been resolved.

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

Guidant 1996 Patent Litigation:  In November 1996, Guidant Corporation (Guidant), which became a subsidiary of Boston Scientific Corporation in 2006, sued the Company in federal district court for the Southern District of Indiana alleging that the Company did not have a license to certain patents controlled by Guidant covering tachycardia implantable cardioverter defibrillator products (ICDs) and alleging that the Company was infringing those patents. The Company’s contention was that it had obtained a license from Guidant to the patents at issue when it acquired certain assets of Telectronics in November 1996. In July 2000, an arbitrator rejected the Company’s position, and in May 2001, a federal district court judge also ruled that the Guidant patent license with Telectronics had not transferred to the Company.

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

In August 2004, a three judge panel of the Court of Appeals for the Federal Circuit (CAFC) issued a ruling on Guidant’s appeal of the trial court decision concerning the ‘288 patent. The CAFC reversed the decision of the trial court judge that the ‘288 patent was invalid. The CAFC also ruled that the trial judge’s claim construction of the ‘288 patent was incorrect and, therefore, the jury’s verdict of non-infringement was set aside. Guidant’s request to transfer the $140.0 million to the ‘288 patent was rejected. The CAFC also ruled on other issues that were raised by the parties. The Company’s request for re-hearing of the matter by the panel and the entire CAFC court was rejected.

The case was returned to the district court in Indiana in November 2004, but since that time, further appellate activity has occurred. In this regard, the U.S. Supreme Court rejected the Company’s request that it review certain aspects of the CAFC decision. In addition, further appellate review has occurred after Guidant brought a motion in the district court seeking to have a new judge assigned to handle the case in lieu of the judge that oversaw the prior trial. On a motion for reconsideration, the judge reversed his initial decision in response to Guidant’s motion and agreed to have the case reassigned to a new judge but also certified the issue to the CAFC. In July 2005, the CAFC ruled that the original judge should continue with the case. A hearing on claims construction issues and various motions for summary judgment brought by both parties was held in December 2005, and the district court issued rulings on claims construction and in response to some of the motions for summary judgment in March 2006. In response to the district court ruling, Guidant filed a special request with the CAFC to appeal certain aspects of the March 2006 rulings, or to clarify the August 2004 CAFC decision. In June 2006, the CAFC rejected Guidant’s special request for an appeal. In March 2007, the federal district court judge responsible for the case granted summary judgment in favor of the Company, ruling that the only remaining patent claim asserted against the Company in the case is invalid. On that basis, the district court entered final judgment in favor the Company. In April 2007, Guidant filed and served a notice appealing the district court’s March 2007 and March 2006 rulings. It is likely that the CAFC will not issue a decision in response to this appeal until sometime in 2008.

The ‘288 patent expired in December 2003. Accordingly, the final outcome of the lawsuit involving the ‘288 patent cannot result in an injunction precluding the Company from selling ICD products in the future. Sales of the Company’s ICD products which Guidant asserts infringed the ‘288 patent were approximately 18% and 16% of the Company’s consolidated net sales during the fiscal years 2003 and 2002, respectively.

In July 2006, in exchange for the Company agreeing not to pursue the recovery of attorneys’ fees or assert certain claims and defenses, Guidant agreed that it would not seek to recover lost profits in the case, that the maximum royalty rate that it would seek for any patents found to be infringed by the Company would not exceed 3% of net sales, and that it would not seek prejudgment interest. These agreements have the effect of limiting the Company’s financial exposure. However, any potential losses arising from any legal settlements or judgments could be material to the Company’s consolidated earnings, financial position and cash flows. The Company has not accrued any amounts for legal settlements or judgments related to the Guidant 1996 patent litigation. Although the Company believes that the assertions and claims in the Guidant 1996 patent litigation are without merit, potential losses arising from any legal settlements or judgments are possible, but not estimable, at this time.

Guidant 2004 Patent Litigation:  In February 2004, Guidant sued the Company in federal district court in Delaware alleging that the Company’s Epic® HF ICD, Atlas®+ HF ICD and Frontier™ devices infringe U.S Patent No. RE 38,119E (the ‘119 patent). In January 2006, the district court ruled against the Company in response to its motion for summary judgment. The Company and Guidant have filed additional summary judgment motions and provided the district court with briefs on claims construction which have yet to be ruled upon by the district court. Pursuant to a recent order of the district court, this matter is set for trial in August 2007, and it is otherwise proceeding in accordance with deadlines established by the district court.

A competitor of the Company, Medtronic, Inc., which has a license to the ‘119 patent, contended in a separate lawsuit with Guidant in the same district court that the ‘119 patent was invalid. In July 2005, the district court ruled against Medtronic’s claim of invalidity, and in October 2006, the CAFC upheld the district court’s ruling against Medtronic’s claim of invalidity. By agreement with Guidant, in the initial case involving the ‘119 patent, Medtronic had presented limited arguments of invalidity in its case and did not address infringement. As Guidant’s case against the Company proceeds, the Company expects to assert invalidity arguments that were not made by Medtronic in its initial case involving the ‘119 patent and also defend against Guidant’s claims of patent infringement.

In July 2006, in exchange for the Company agreeing not to pursue the recovery of attorneys’ fees or assert certain defenses, Guidant agreed that it would not seek to recover lost profits in the case, that the maximum royalty rate that it would seek for any patents found to be infringed by the Company would not exceed 3% of net sales, that it would not seek prejudgment interest, and that it would not pursue an injunction against the Company until all appeals have been exhausted and any judgment of infringement is final and no longer can be appealed. These agreements have the effect of limiting the Company’s financial and operational exposure. However, any potential losses arising from any legal settlements or judgments could be material to the Company’s consolidated earnings, financial position and cash flows. The Company has not accrued any amounts for legal settlements or judgments related to the outstanding Guidant 2004 patent litigation. Although the Company believes that the assertions and claims in the outstanding Guidant 2004 patent litigation are without merit, potential losses arising from any legal settlements or judgments are possible, but not estimable, at this time.

Securities Class Action Litigation:  In April and May 2006, five shareholders, each purporting to act on behalf of a class of purchasers during the period January 25 through April 4, 2006 (the Class Period), separately sued the Company and certain of its officers in federal district court in Minnesota alleging that the Company made materially false and misleading statements during the Class Period relating to financial performance, projected earnings guidance and projected sales of ICDs. The complaints, which all seek unspecified damages and other relief, as well as attorneys’ fees, have all been consolidated. The Company filed a motion to dismiss which was denied by the district court in March 2007. The Company intends to vigorously defend against the claims asserted in these actions. The Company’s directors and officers liability insurance provide $75 million of insurance coverage for the Company, the officers and the directors, after a $15 million self-insured retention level has been reached.

In February 2007, a derivative action was filed in state court in Minnesota which purports to bring claims belonging to the Company against the Company’s Board of Directors and various officers and former officers for alleged malfeasance in the management of the Company. The defendants (consisting of the Company’s Board of Directors and various officers and former officers) filed a motion to dismiss which was heard by the state court in April 2007.

Additionally, the Company’s subsidiary, Advanced Neuromodulation Systems, Inc. (ANS), had outstanding securities class action legal proceedings. In October 2006, the parties entered into a settlement agreement to resolve the ANS securities class action legal proceedings, and this settlement was approved by the federal magistrate and the federal district judge in the first quarter of 2007. ANS’s directors and officers liability insurance policy covered the amount of the settlement agreed to by the parties.

Other Litigation and Governmental Investigation Matters:  The Company has been named in the report of the Independent Inquiry Committee into the United Nations (U.N.) Oil-For-Food Programme as having made payments to the Iraqi government in connection with certain product sales made by the Company to Iraq under the U.N. Oil-For-Food Programme in 2001, 2002 and 2003. The Company is investigating the allegations. In February 2006, the Company received a subpoena from the Securities and Exchange Commission (SEC) requesting the Company to produce documents concerning transactions under the U.N. Oil-for-Food Programme. The Company is cooperating with the SEC’s request.

In January 2005, ANS received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General requesting documents related to certain of its sales and marketing, reimbursement, Medicare and Medicaid billing, and other business practices of ANS. The Company has produced the requested documents and has implemented a compliance program at ANS to ensure its sales and marketing practices comply with applicable law.

In October 2005, the U.S. Department of Justice, acting through the U.S. Attorney’s office in Boston, commenced an industry-wide investigation into whether the provision of payments and/or services by makers of implantable cardiac rhythm devices to doctors or other persons constitutes improper inducements under the federal health care program anti-kickback law. As part of this investigation, the Company received a civil subpoena from the U.S. Attorney’s office in Boston requesting documents on the Company’s practices related to bradycardia pacemaker systems (pacemakers), ICDs, lead systems and related products marketed by the Company’s CRM segment during the period from January 2000 to date. The Company understands that its principal competitors in the CRM therapy areas received similar civil subpoenas. The Company received an additional subpoena from the U.S. Attorney’s office in Boston in September 2006, requesting documents related to certain employee expense reports and certain pacemaker and ICD purchasing arrangements for the period from January 2002 to date.

In January 2007, the French Conseil de la Concurrence (one of the bodies responsible for the enforcement of antitrust/competition law in France) issued a Statement of Objections alleging that the Company had agreed with the four other main suppliers of ICDs in France to collectively refrain from responding to a 2001 tender for ICDs conducted by a group of 17 university hospital centers in France. This alleged collusion is said to be contrary to the French Commercial Code and Article 81 of the European Community Treaty. If the allegations contained in the Statement of Objections are upheld, the most likely outcome is that the Company’s French subsidiary will become liable to pay a civil fine. It is too early in the proceedings to estimate the likely amount of any fine that may be payable. The Company filed its defense brief in March 2007.

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

Changes in the Company’s product warranty liability during the first quarters of 2007 and 2006 were as follows (in thousands):

Three Months Ended	March 31, 2007	April 1, 2006
Balance at beginning of the period	$12,782	$19,897
Warranty expense recognized	1,482	1,273
Warranty credits issued	(441)	(1,496)
Balance at end of the period	$13,823	$19,674

Other Commitments: The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products, to fund minority investments and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of March 31, 2007, the Company estimates it could be required to pay approximately $250 million in future periods to satisfy such commitments. Refer to Part II, Item 7A, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2006 Annual Report on Form 10-K for additional information.

NOTE 8 – SHAREHOLDERS’ EQUITY

Capital Stock

The Company’s authorized capital consists of 25 million shares of $1.00 per share par value preferred stock and 500 million shares of $0.10 per share par value common stock. The Company has designated 1.1 million of the authorized preferred shares as a Series B Junior Preferred Stock for its shareholder rights plan. The rights related to this plan expire in July 2007. There were no shares of preferred stock issued or outstanding at March 31, 2007 or December 30, 2006.

Share Repurchases

On January 25, 2007, the Company’s Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company’s outstanding common stock. The Company began making share repurchases on January 29, 2007 through transactions in the open market, and through March 31, 2007, approximately 16.7 million shares had been repurchased for $700.0 million which was recorded as a $183.6 million aggregate reduction of common stock and additional paid-in capital and a $516.4 million reduction in retained earnings.

NOTE 9 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

Three Months Ended	March 31, 2007	April 1, 2006
Numerator:
Net earnings	$145,725	$137,069

Denominator:
Basic-weighted average shares outstanding	347,032	368,707
Effect of dilutive securities:
Stock options	12,132	16,069
Restricted shares	112	221
Diluted-weighted average shares outstanding	359,276	384,997
Basic net earnings per share	$0.42	$0.37
Diluted net earnings per share	$0.41	$0.36

Diluted-weighted average shares outstanding have not been adjusted for certain stock options and restricted stock where the effect of those securities would not have been dilutive. Approximately 13.0 million and 4.6 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the three months ended March 31, 2007 and April 1, 2006, respectively, because they were not dilutive.

NOTE 10 – COMPREHENSIVE INCOME

The table below sets forth the amounts in other comprehensive income, net of the related income tax impact (in thousands):

Three Months Ended	March 31, 2007	April 1, 2006
Net earnings	$145,725	$137,069
Other comprensive income:
Cumulative translation adjustment	17,984	5,672
Unrealized gain on available-for-sale securities	1,113	2,391
Reclassification of realized gain to net earnings	(4,916)	—
Total comprehensive income	$159,906	$145,132

Reclassification adjustments are reflected to avoid double counting in other comprehensive income items that are also recorded in net earnings. In the first quarter of 2007, the Company sold an available-for-sale investment, recognizing a realized after-tax gain of $4.9 million. The total pre-tax gain of $7.9 million was recognized as other income (see Note 11 below).

NOTE 11 – OTHER INCOME (EXPENSE), NET

The Company’s other (expense) income consisted of the following (in thousands):

Three Months Ended	March 31, 2007	April 1, 2006
Interest income	$369	$4,117
Interest expense	(13,588)	(6,471)
Other	8,051	1,650
Total other income (expense), net	$(5,168)	$(704)

NOTE 12 – INCOME TAXES

The Company adopted FIN 48 at the beginning of fiscal year 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations or cash flows. In accordance with the transition provisions of FIN 48, the Company recorded an $8.5 million decrease to its liability for unrecognized income tax benefits, which was recorded as an adjustment to the opening balance of retained earnings and cumulative translation adjustment, a separate component of shareholders’ equity. At the adoption date, the Company had $91.8 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company had approximately $8 million accrued for interest and penalties at the beginning of fiscal year 2007. The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for all tax years through 2001. Substantially all material foreign, state, and local income tax matters have been concluded for all tax years through 1999. Federal income tax returns for 2004 and 2005 are currently under examination.

NOTE 13 – SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas and implantable neurostimulation devices for the management of chronic pain. The Company’s four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF) and Neuromodulation (Neuro). At the beginning of its 2007 fiscal year, the Company combined its cardiac surgery and cardiology operating segments to form the CV operating segment. Each operating segment focuses on developing and manufacturing products for its respective therapy area. The primary products produced by each operating segment are: CRM – ICDs and pacemakers; CV – vascular closure devices and heart valve replacement and repair products; AF – electrophysiology introducers and catheters, advanced cardiac mapping and navigation systems and ablation systems; and Neuro – neurostimulation devices.

The Company has aggregated the four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/Neuro and CV/AF. Net sales of the Company’s reportable segments include end-customer revenue from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end-customers and operating expenses managed by each of the reportable segments. Certain operating expenses managed by the Company’s selling and corporate functions, including all stock-based compensation expense, are not included in the reportable segments’ operating profit. Because of this, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments. Additionally, certain assets are managed by the Company’s selling and corporate functions, principally including end-customer receivables, inventory, corporate cash and cash equivalents and deferred income taxes. For management reporting purposes, the Company does not compile capital expenditures by reportable segment and, therefore, this information has not been presented as it is impracticable to do so. The Company has reclassified certain prior period reportable segment information to conform to the new organizational structure.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/Neuro	CV/AF	Other	Total
Three Months ended March 31, 2007:
Net sales	$596,753	$290,225	$—	$886,978
Operating profit	360,708	138,218	(295,223)	203,703

Three Months ended April 1, 2006:
Net sales	$525,166	$259,250	$—	$784,416
Operating profit	314,912	126,912	(255,321)	186,503

The following table presents the Company’s total assets by reportable segment (in thousands):

	March 31, 2007	December 30, 2006
CRM/Neuro	$1,909,322	$1,893,200
CV/AF	818,312	800,907
Other	2,178,330	2,095,687

	$4,905,964	$4,789,794

Geographic Information

The following table presents net sales by geographic location of the customer (in thousands):

Three Months Ended	March 31, 2007	April 1, 2006
United States	$512,912	$464,156
International
Europe	229,680	189,132
Japan	65,781	67,987
Other (a)	78,605	63,141
	374,066	320,260
	$886,978	$784,416

(a)	No one geographic market is greater than 5% of consolidated net sales.

The following table presents long-lived assets by geographic location (in thousands):

	March 31, 2007	December 30, 2006
United States	$2,798,464	$2,765,936
International
Europe	126,841	124,071
Japan	121,745	120,503
Other	91,344	89,119
	339,930	333,693
	$3,138,394	$3,099,629

NOTE 14 – SUBSEQUENT EVENTS

Issuance of Convertible Debt

In April 2007, the Company issued $1.2 billion aggregate principal amount of 1.22% Convertible Senior Debentures (1.22% Convertible Debentures) that mature on December 15, 2008. Interest is payable on June 15 and December 15 of each year, beginning on June 15, 2007. Holders may require the Company to repurchase the 1.22% Convertible Debentures for cash upon the occurrence of certain corporate transactions, such as a change in control. Holders may convert their 1.22% Convertible Debentures at an initial conversion rate of 19.2101 shares of the Company’s common stock per $1,000 principal amount of the 1.22% Convertible Debentures (equivalent to a conversion price of approximately $52.06 per share) under the following circumstances: (1) during any fiscal quarter after June 30, 2007, if the closing price of the Company’s common stock is greater than 130% of the conversion price for 20 trading days during a specified period; (2) if the trading price of the 1.22% Convertible Debentures falls below a certain threshold; (3) on or after October 15, 2008; or (4) upon the occurrence of certain corporate transactions. Upon conversion, the Company is required to satisfy 100% of the principal amount of the 1.22% Convertible Debentures solely in cash, with any amounts above the principal amount to be satisfied in shares of the Company’s common stock, cash or a combination of common stock and cash, at the Company’s election. If certain corporate transactions, such as a change in control, occur on or prior to December 15, 2008, the Company will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the 1.22% Convertible Debentures are convertible into shares of the acquiring or surviving company.

The 1.22% Convertible Debentures are unsecured and unsubordinated obligations and rank equal in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness and junior in right of payment to all of the Company’s secured debt and to all liabilities of the Company’s subsidiaries. The 1.22% Convertible Debentures will be effectively subordinated to the claims of creditors, including trade creditors, of the Company’s subsidiaries.

In connection with the issuance of the 1.22% Convertible Debentures, the Company purchased a call option in a private transaction to receive shares of its common stock. The purchase of the call option is intended to offset potential dilution to the Company’s common stock upon potential future conversion of the 1.22% Convertible Debentures. The call option is exercisable at approximately $52.06 per share and allows the Company to receive an equal number of shares and/or cash from the counterparty as the Company would be required to issue upon potential future conversion of the 1.22% Convertible Debentures. The call option terminates upon the earlier of the conversion date or maturity date of the 1.22% Convertible Debentures. The Company paid $101.0 million for the call option which will be recorded as a reduction ($63.2 million, net of tax benefit) to shareholders’ equity.

Separately, the Company also sold warrants for approximately 23.1 million shares of its common stock in a private transaction. Over a two-month period beginning in April 2009, the Company may be required to issue shares of its common stock to the counterparty if the average price of the Company’s common stock during a defined period exceeds the exercise price of approximately $60.73 per share. The Company received proceeds of $35.0 million from the sale of these warrants which will be recorded as an increase to shareholders’ equity.

Share Repurchases

In the first quarter of 2007, the Company repurchased $700.0 million of common stock under a $1.0 billion share repurchase program authorized by the Company’s Board of Directors on January 25, 2007. In April and May of 2007, the Company completed the remaining authorized share repurchase amount by repurchasing 6.9 million shares of its common stock through a $224.6 million private block trade in connection with the issuance of the 1.22% Convertible Debentures and through $75.3 million of transactions in the open market. As of May 8, 2007, the Company had repurchased the maximum $1.0 billion amount authorized by the Board of Directors. In total, the Company repurchased 23.6 million shares.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our business is focused on the development, manufacturing and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas and implantable neurostimulation devices for the management of chronic pain. We sell our products in more than 100 countries around the world. Our largest geographic markets are the United States, Europe and Japan. Our four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF) and Neuromodulation (Neuro). At the beginning of our 2007 fiscal year, we combined our cardiac surgery and cardiology operating segments to form the CV operating segment. Each operating segment focuses on developing and manufacturing products for its respective therapy area. Our principal products in each operating segment are as follows: CRM – tachycardia implantable cardioverter defibrillator systems (ICDs) and bradycardia pacemaker systems (pacemakers); CV – vascular closure devices and heart valve replacement and repair products; AF – electrophysiology introducers and catheters, advanced cardiac mapping and navigation systems and ablation systems; and Neuro – neurostimulation devices. References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.

Net sales in the first quarter of 2007 were $887.0 million, an increase of approximately 13% over the first quarter of 2006, led by growth in sales of our ICDs and pacemakers as well as products to treat atrial fibrillation. Our ICD and pacemaker net sales grew 15% and 12%, respectively, while AF net sales increased 27% to $93.3 million. Favorable foreign currency translation comparisons increased first quarter 2007 sales by $17.6 million. Refer to the Segment Performance section below for a more detailed discussion of the results for the respective segments.

The global ICD market grew at an estimated compounded annual growth rate of approximately 28% from 2001 to 2005. We believe the rate of growth declined significantly in the second half of 2005 and fiscal year 2006 due to a number of factors, including adverse publicity relating to product recalls of a competitor during 2005 and 2006. Although the overall ICD market may remain depressed in the near term, we believe that it eventually will rebound and grow at a compounded rate of 3% to 9% during 2007 and 10% to 15% over a period of multiple years thereafter. We base our belief on data that indicates the potential patient populations remain significantly underpenetrated. Management’s goal is to continue to increase our estimated 20% worldwide market share of the growing ICD market. In order to help accomplish this objective, we have expanded our United States selling organization and plan to continue to introduce new ICD products.

Net earnings and diluted net earnings per share for the first quarter of 2007 were $145.7 million and $0.41 per diluted share, increases of 6% and 14%, respectively, over the first quarter of 2006. These increases were due to incremental profits resulting from higher sales, as well as lower outstanding shares resulting from repurchases of our common stock. From April 2006 through May 8, 2007, we returned $1.7 billion to shareholders in the form of share repurchases.

We generated $112.6 million of operating cash flows for the first quarter of 2007, which was relatively unchanged from the first quarter of 2006. We ended the quarter with $111.4 million of cash and cash equivalents and $1,462.2 million of total debt. We have strong short-term credit ratings, with an A2 rating from Standard & Poor’s and a P2 rating from Moody’s. On January 25, 2007, our Board of Directors authorized a share repurchase program of up to $1.0 billion of our outstanding common stock, and as of May 8, 2007, the Company had repurchased the $1.0 billion maximum amount authorized. In April 2007, we issued $1.2 billion of 1.22% Convertible Senior Debentures due December 2008 (1.22% Convertible Debentures). We used a portion of the proceeds from the sale of the 1.22% Convertible Debentures to repay borrowings under our commercial paper program and the interim liquidity facility, which we had used to repurchase $700.0 million of our common stock in the first quarter of 2007.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (2006 Annual Report on Form 10-K).

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; estimated useful lives of diagnostic equipment; valuation of purchased in-process research and development, other intangible assets and goodwill; income taxes; legal reserves and insurance receivables; and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. As discussed in Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) at the beginning of our 2007 fiscal year. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Other than the adoption of FIN 48, there have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2006 Annual Report on Form 10-K.

SEGMENT PERFORMANCE

Our four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF) and Neuromodulation (Neuro). Each operating segment focuses on developing and manufacturing products for its respective therapy area. At the beginning of our 2007 fiscal year, we combined our cardiac surgery and cardiology operating segments to form the CV operating segment. The primary products produced by each operating segment are: CRM – ICDs and pacemakers; CV – vascular closure devices and heart valve replacement and repair products; AF – electrophysiology introducers and catheters, advanced cardiac mapping and navigation systems and ablation systems; and Neuro – neurostimulation devices.

We aggregate our four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/Neuro and CV/AF. Net sales of our reportable segments include end-customer revenues from the sale of products they each develop and manufacture. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end-customers and operating expenses managed by each of the reportable segments. Certain operating expenses managed by our selling and corporate functions, including all stock-based compensation expense, are not included in our reportable segments’ operating profit. Because of this, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments. We have reclassified certain prior period reportable segment information to conform to the new organizational structure. The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/Neuro	CV/AF	Other	Total
Three Months ended March 31, 2007:
Net sales	$596,753	$290,225	$—	$886,978
Operating profit	360,708	138,218	(295,223)	203,703

Three Months ended April 1, 2006:
Net sales	$525,166	$259,250	$—	$784,416
Operating profit	314,912	126,912	(255,321)	186,503

The following discussion of the changes in our net sales is provided by class of similar products within our four operating segments, which is the primary focus of our sales activities. This analysis sufficiently describes the changes in our sales results for our two reportable segments.

Cardiac Rhythm Management

	(in thousands)
Three Months Ended	March 31, 2007	April 1, 2006	% Change
ICD systems	$302,270	$262,353	15.2%
Pacemaker systems	246,359	220,858	11.5%
	$548,629	$483,211	13.5%

Cardiac Rhythm Management net sales increased almost 14% in the first quarter of 2007 over the first quarter of 2006 driven by strong volume growth for both ICDs and pacemakers. Foreign currency translation had an $11.0 million favorable impact on CRM net sales in the first quarter of 2007 compared to the first quarter of 2006. ICD net sales increased over 15% in the first quarter of 2007 and increased 5% sequentially over the fourth quarter of 2006 due to strong volume growth. During fiscal year 2006, adverse publicity relating to product recalls by a competitor depressed the rate of growth in the U.S. ICD market. The improved volume growth in ICD net sales in the first quarter of 2007 was broad-based across both U.S. and international markets and reflects our continued market penetration into new customer accounts and strong market demand for our cardiac resynchronization therapy ICD devices. In the United States, first quarter 2007 ICD net sales of $214.8 million increased 10% from last year’s first quarter. Internationally, first quarter 2007 ICD net sales of $87.5 million increased 31% compared to the first quarter of 2006. Foreign currency translation had a $5.1 million positive impact on international ICD net sales in the first quarter of 2007 compared to the first quarter of 2006. Pacemaker net sales increased almost 12% during the first quarter of 2007 on strong volume growth which was also broad-based across both U.S. and international markets. In the United States, first quarter 2007 pacemaker net sales of $122.1 million increased 14% over last year’s first quarter. Internationally, first quarter 2007 pacemaker net sales of $124.3 million increased 9% compared to the first quarter of 2006. Foreign currency translation had a $5.9 million positive impact on international pacemaker net sales in the first quarter of 2007 compared to the first quarter of 2006.

Cardiovascular

	(in thousands)
Three Months Ended	March 31, 2007	April 1, 2006	% Change
Vascular closure devices	$89,844	$84,030	6.9%
Heart valve products	71,553	69,432	3.1%
Other cardiovascular products	35,479	32,036	10.7%
	$196,876	$185,498	6.1%

Cardiovascular net sales increased 6% in the first quarter of 2007 over the first quarter of 2006. Foreign currency translation had a $4.0 million positive impact on CV net sales in the first quarter of 2007 compared to the first quarter of 2006. Net sales of vascular closure devices increased approximately 7% during the first quarter of 2007 due to volume growth from continued market acceptance of our Angio-SealTM product line, which continues to be the market share leader in the vascular closure device market. Heart valve product net sales, which include mechanical and tissue heart valves, increased 3% in the first quarter of 2007 over the first quarter of 2006 driven by continued growth of tissue heart valve net sales as we continue to increase our market share in the worldwide tissue heart valve market partially offset by declines in market demand for mechanical heart valves. Net sales of other cardiovascular products increased $3.4 million during the first quarter of 2007 compared to the first quarter of 2006.

Atrial Fibrillation

	(in thousands)
Three Months Ended	March 31, 2007	April 1, 2006	% Change
Atrial fibrillation products	$93,349	$73,752	26.6%

Atrial Fibrillation net sales increased almost 27% during the first quarter of 2007 compared to the first quarter of 2006 driven by strong volume growth from continued market acceptance of device-based ablation procedures to treat the symptoms of atrial fibrillation. Our access, diagnosis, visualization and ablation products assist physicians in diagnosing and treating atrial fibrillation and other irregular heart rhythms. Foreign currency translation had a $2.3 million positive impact on AF net sales in the first quarter of 2007 compared to the first quarter of 2006.

Neuromodulation

	(in thousands)
Three Months Ended	March 31, 2007	April 1, 2006	% Change
Neurostimulation devices	$48,125	$41,955	14.7%

First quarter 2007 net sales of $48.1 million represent a 15% increase over first quarter 2006 net sales of $42.0 million driven by continued market growth.

RESULTS OF OPERATIONS

Net sales

	(in thousands)
Three Months Ended	March 31, 2007	April 1, 2006	% Change
Net sales	$886,978	$784,416	13.1%

Overall, net sales increased 13% in the first quarter of 2007 over the first quarter of 2006. First quarter 2007 net sales were favorably impacted by strong volume growth, driven by CRM and AF product sales. Foreign currency translation had a favorable impact on first quarter 2007 net sales of $17.6 million due primarily to the strengthening of the Euro against the U.S. Dollar. This amount is not indicative of the net earnings impact of foreign currency translation for the first quarter of 2007 due to partially offsetting unfavorable foreign currency translation impacts on cost of sales and operating expenses.

Net sales by geographic location of the customer were as follows (in thousands):

Three Months Ended	March 31, 2007	April 1, 2006
United States	$512,912	$464,156
International
Europe	229,680	189,132
Japan	65,781	67,987
Other (a)	78,605	63,141
	374,066	320,260
	$886,978	$784,416

(a)	No one geographic market is greater than 5% of consolidated net sales.

Gross profit

	(dollars in thousands)
Three Months Ended	March 31, 2007	April 1, 2006
Gross profit	$648,001	$575,969
Percentage of net sales	73.1%	73.4%

Gross profit for the first quarter of 2007 totaled $648.0 million, or 73.1% of net sales, compared to $576.0 million, or 73.4% of net sales, for the first quarter of 2006. This slight decrease in our gross profit percentage primarily resulted from increased diagnostic equipment depreciation expense in the first quarter of 2007 resulting from our launch of the MerlinTM programmer platform for our ICDs and pacemakers in 2006.

Selling, general and administrative (SG&A) expense

	(dollars in thousands)
Three Months Ended	March 31, 2007	April 1, 2006
Selling, general and administrative	$328,340	$284,208
Percentage of net sales	37.0%	36.2%

SG&A expense for the first quarter of 2007 totaled $328.3 million, or 37.0% of net sales, compared to $284.2 million, or 36.2% of net sales, for the first quarter of 2006. The increase in SG&A expense as a percent of net sales relates to higher costs resulting from the expansion of our U.S. selling organization infrastructure.

Research and development (R&D) expense

	(dollars in thousands)
Three Months Ended	March 31, 2007	April 1, 2006
Research and development	$115,958	$105,258
Percentage of net sales	13.1%	13.4%

R&D expense in the first quarter of 2007 totaled $116.0 million, or 13.1% of net sales, compared to $105.3 million, or 13.4% of net sales, for the first quarter of 2006. While first quarter 2007 R&D expense as a percent of net sales decreased slightly compared to the first quarter of 2006, total R&D expense increased over 10% compared to the prior year period, reflecting our continuing commitment to fund future long-term growth opportunities.

Other income (expense), net

	(in thousands)
Three Months Ended	March 31, 2007	April 1, 2006
Interest income	$369	$4,117
Interest expense	(13,588)	(6,471)
Other	8,051	1,650
Total other income (expense), net	$(5,168)	$(704)

The unfavorable change in other income (expense) during the first quarter of 2007 as compared with the first quarter of 2006 was due primarily to higher interest expense from higher average debt balances in the 2007 first quarter compared to the 2006 first quarter. We borrowed under our interim liquidity facility and issued commercial paper to finance the repurchase of $700.0 million of our common stock in the first quarter of 2007. Higher interest expense was partially offset by a realized gain of $7.9 million on the sale of our Conor Medical, Inc. common stock investment, included in the other income category above.

Income taxes

Three Months Ended	March 31, 2007	April 1, 2006
Effective tax rate	26.6%	26.2%

Our effective income tax rate was 26.6% and 26.2% for the first quarter of 2007 and 2006, respectively. We adopted FIN 48, a new accounting tax standard, at the beginning of our 2007 fiscal year. This accounting standard is not expected to materially impact our 2007 effective tax rate.

LIQUIDITY

We believe that our existing cash balances, available borrowings under our $1.0 billion committed credit facility and future cash generated from operations will be sufficient to meet our working capital and capital investment needs over the next twelve months and in the foreseeable future thereafter. Should suitable investment opportunities arise, we believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital, if necessary. Primary short-term liquidity needs are provided through our commercial paper program, for which credit support is provided by a long-term $1.0 billion committed credit facility.

At March 31, 2007, our short-term credit ratings were A2 from Standard & Poor’s and P2 from Moody’s. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.

At March 31, 2007, substantially all of our cash and cash equivalents were held by our non-U.S. subsidiaries. These funds are only available for use by our U.S. operations if they are repatriated into the United States. We are not dependent on the repatriation of these funds to meet our future cash flow needs. We have sufficient access to capital markets to meet currently anticipated growth and to fund potential acquisition and/or investment funding needs.

A summary of our cash flows from operating, investing and financing activities is provided in the table below (in thousands):

Three Months Ended	March 31, 2007	April 1, 2006
Net cash provided by (used in):
Operating activities	$112,569	$113,261
Investing activities	(62,609)	(81,883)
Financing activities	(19,563)	(175,075)
Effect of currency exchange rate changes on cash and cash equivalents	1,150	1,804
Net increase (decrease) in cash and cash equivalents	$31,547	$(141,893)

Operating Cash Flows

Cash provided by operating activities was $112.6 million in the first quarter of 2007 compared to $113.3 million in the first quarter of 2006. Operating cash flows can fluctuate significantly from period to period as a result of payment timing differences of working capital accounts and the amount of excess tax benefits from stock option exercises. Compared to the first quarter of 2006, operating cash flows for the first quarter of 2007 were favorably impacted by higher net earnings on higher net sales but unfavorably impacted by corresponding increases in accounts receivable. Additionally, as a result of more stock option exercises in the first quarter of 2007 compared to the same period last year, operating cash flows for the 2007 first quarter were unfavorably impacted by larger excess tax benefits from stock option exercises compared to the same prior last year.

In the first quarter of 2007, accounts receivable and inventory increased $14.9 million and $24.1 million, respectively. We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). These measures may not be computed the same as similarly titled measures used by other companies. Accounts receivable increased in the first quarter of 2007 from higher sales volume, but our DSO (ending net accounts receivable divided by average daily sales for the quarter) remained flat at 93 days at both March 31, 2007 and at December 30, 2006. We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. Inventory increased to support new CRM product introductions as well as to support our increased sales volumes. As a result, DIOH (ending net inventory divided by average daily cost of sales for the most recent six months) increased to 182 days at March 31, 2007 from 178 days at December 30, 2006. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels.

Investing Cash Flows

Cash used in investing activities was $62.6 million in the first quarter of 2007 compared to $81.9 million in the first quarter of 2006. Our purchases of property, plant and equipment, which totaled $55.3 million and $67.3 million in the first quarters of 2007 and 2006, respectively, reflect our continued investment in our CRM, AF and Neuro operating segments to support the product growth platforms in place. As a result of Conor Medical, Inc. being acquired, we liquidated this strategic investment in the first quarter of 2007, receiving proceeds of $12.9 million. We continue to invest in companies that provide us with strategic opportunities. In March 2007, we made a $12.5 million equity investment in Cambridge Heart, Inc., a company that develops and markets products for the non-invasive diagnosis of cardiac disease, specifically sudden cardiac death. In January 2006, we made a second $12.5 million investment in ProRhythm, Inc. (ProRhythm), increasing our total investment to $25.0 million. ProRhythm is a privately-held company focused on the development of a high-intensity-focused ultrasound catheter-based ablation system for the treatment of atrial fibrillation.

Financing Cash Flows

Cash used in financing activities was $19.6 million in the first quarter of 2007 compared to $175.1 million in the first quarter of 2006. Our financing cash flows can fluctuate significantly depending upon our liquidity needs. We repurchased $700.0 million of our common stock in the first quarter of 2007, which was financed through proceeds from the issuance of commercial paper and borrowings under an interim liquidity facility. In the first quarter of 2006, we were focused on the repayment of our outstanding debt and repaid our $216.0 million outstanding commercial paper balance. The amount of stock option exercises also impacts our financing cash flows. As a result of more stock option exercises in the first quarter of 2007 compared to the same period last year, financing cash flows for the 2007 first quarter were favorably impacted by higher proceeds from the exercise of stock options and larger excess tax benefits from stock option exercises compared to the same period last year.

DEBT AND CREDIT FACILITIES

Total debt increased to $1,462.2 million at March 31, 2007 from $859.4 million at December 30, 2006 as we financed the repurchase of $700.0 million of our common stock with proceeds from the issuance of commercial paper and borrowings under an interim liquidity facility.

We had $928.1 million of commercial paper outstanding at March 31, 2007 which bears interest at a weighted average effective interest rate of 5.4% and has a weighted average original maturity of 74 days. Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. Any future commercial paper borrowings we make would bear interest at the applicable current market rates. We have a long-term $1.0 billion committed credit facility that we may draw on to support our commercial paper program and for general corporate purposes. Borrowings under this facility bear interest at the United States Dollar London InterBank Offered Rate (LIBOR) plus 0.27%, or in the event over half of the facility is drawn on, LIBOR plus 0.32%. The interest rate is subject to adjustment in the event of a change in our credit ratings. We have the option for borrowings to bear interest at a base rate, as further-described in the facility agreement. In April 2007, we repaid a large portion of our outstanding commercial paper borrowings with proceeds from the issuance of $1.2 billion of 1.22% Convertible Debentures.

At March 31, 2007, we had $350.0 million of outstanding borrowings under our interim liquidity facility. We terminated this facility on April 25, 2007 and repaid all outstanding borrowings under this facility with proceeds from the issuance of $1.2 billion of 1.22% Convertible Debentures.

In April 2007, we issued $1.2 billion aggregate principal amount of 1.22% Convertible Debentures. Interest payments are required on a semi-annual basis. We may be required to repurchase some or all of the 1.22% Convertible Debentures for cash upon the occurrence of certain corporate transactions. The 1.22% Convertible Debentures are convertible under certain circumstances for cash and shares of our common stock, if any, at a conversion rate of 19.2101 shares of our common stock per $1,000 principal amount of the 1.22% Convertible Debentures (equivalent to a conversion price of approximately $52.06 per share). Upon conversion, we are required to satisfy up to 100% of the principal amount of the Convertible Debentures solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock, cash or a combination of common stock and cash, at our election. See Note 14 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details on the 1.22% Convertible Debentures.

In connection with the issuance of the 1.22% Convertible Debentures, we purchased a call option for $101.0 million in a private transaction to receive shares of our common stock. The purchase of the call option is intended to offset potential dilution to our common stock upon potential future conversion of the 1.22% Convertible Debentures. The call option is exercisable at approximately $52.06 per share and allows us to receive an equal number of shares and/or cash from the counterparty as we would be required to issue upon potential future conversion of the 1.22% Convertible Debentures. The call option terminates upon the earlier of the conversion date or maturity date of the 1.22% Convertible Debentures.

Separately, we also sold warrants for 23.1 million shares of our common stock in a private transaction and received proceeds of $35.0 million. Over a two-month period beginning in April 2009, we may be required to issue shares of our common stock to the counterparty if the average price of our common stock during a defined period exceeds the exercise price of approximately $60.73 per share.

We had $5.5 million of 2.80% Convertible Senior Debentures due 2035 (2.80% Convertible Debentures) outstanding at both March 31, 2007 and December 30, 2006. We have the right to redeem some or all of the 2.80% Convertible Debentures for cash at any time. We also may be required to repurchase some or all of the remaining outstanding 2.80% Convertible Debentures for cash on various dates after December 15, 2008 and upon the occurrence of certain events. The 2.80% Convertible Debentures are convertible into less than 0.1 million shares of our common stock if the price of our common stock exceeds $64.51 per share.

We had 1.02% Yen-denominated notes in Japan (Yen Notes) totaling 20.9 billion Yen, or $178.6 million at March 31, 2007 and $175.5 million at December 30, 2006. Interest payments are required on a semi-annual basis and the entire principal balance is due in May 2010. The principal amount recorded on our balance sheet fluctuates based on the effects of foreign currency translation.

Our $1.0 billion committed credit facility and Yen Notes contain certain operating and financial covenants. Specifically, the credit facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 55% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the credit facility and the Yen Notes we also have certain limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. We were in compliance with all of our debt covenants during the first quarter of 2007.

SHARE REPURCHASES

On January 25, 2007, our Board of Directors authorized a share repurchase program of up to $1.0 billion of our outstanding common stock. We began making share repurchases on January 29, 2007 through transactions in the open market, and through March 31, 2007, we had repurchased approximately 16.7 million shares for $700.0 million which was financed through proceeds from the issuance of commercial paper and borrowings under an interim liquidity facility.

In April and May of 2007, we completed the remaining authorized share repurchase amount through a $224.6 million private block trade in connection with the issuance of $1.2 billion of 1.22% Convertible Debentures (see Note 14 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q) and through $75.3 million of transactions in the open market. As of May 8, 2007, we had repurchased the maximum amount authorized by the Board of Directors under the $1.0 billion share repurchase program. In total, we repurchased 23.6 million shares.

COMMITMENTS AND CONTINGENCIES

We have certain contingent commitments to acquire various businesses involved in the distribution of our products, to fund minority investments and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of March 31, 2007, we could be required to pay approximately $250 million in future periods to satisfy such commitments. A description of our contractual obligations and other commitments is contained in Part II, Item 7A, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2006 Annual Report on Form 10-K. As of March 31, 2007, there have been no significant changes in our contractual obligations and other commitments as previously disclosed in our 2006 Annual Report on Form 10-K. We have no off-balance sheet financing arrangements other than that previously disclosed in our 2006 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 7 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENTS

In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast,” “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in Part I, Item 1A, Risk Factors of our 2006 Annual Report on Form 10-K, as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the list below.

1.

Any legislative or administrative reform to the U.S. Medicare or Medicaid systems or international reimbursement systems that significantly reduces reimbursement for procedures using our medical devices or denies coverage for such procedures, as well as adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues.

2.	Assertion, acquisition or grant of key patents by or to others that have the effect of excluding us from market segments or require us to pay royalties.
3.	Economic factors, including inflation, changes in interest rates and changes in foreign currency exchange rates.
4.	Product introductions by competitors which have advanced technology, better features or lower pricing.
5.	Price increases by suppliers of key components, some of which are sole-sourced.
6.	A reduction in the number of procedures using our devices caused by cost-containment pressures or preferences for alternate therapies.
7.

Safety, performance or efficacy concerns about our products, many of which are expected to be implanted for many years, leading to recalls and/or advisories with the attendant expenses and declining sales.

8.

Changes in laws, regulations or administrative practices affecting government regulation of our products, such as Food and Drug Administration laws and regulations, that increase the time and/or expense of obtaining approval for products or impose additional burdens on the manufacture and sale of medical devices.

9.

Regulatory actions arising from concern over Bovine Spongiform Encephalopathy, sometimes referred to as “mad cow disease,” that have the effect of limiting our ability to market products using collagen, such as Angio-Seal™, or that impose added costs on the procurement of collagen.

10.	Difficulties obtaining, or the inability to obtain, appropriate levels of product liability insurance.
11.	The ability of our Silzone® product liability insurers to meet their obligations to us.
12.

Serious weather or other natural disasters that cause damage to the facilities of our critical suppliers or one or more of our facilities, such as an earthquake affecting our facilities in California or a hurricane affecting our facility in Puerto Rico.

13.	Healthcare industry consolidation leading to demands for price concessions or the exclusion of some suppliers from significant market segments.
14.	Adverse developments in the investigation of business practices in the cardiac rhythm management industry by the U.S. Attorney’s Office in Boston.
15.	Adverse developments in litigation, including product liability litigation, patent or other intellectual property litigation or shareholder litigation.
16.	Inability to successfully integrate the businesses that we have acquired in recent years, including Advanced Neuromodulation Systems, Inc. (ANS), and that we plan to acquire.
17.	Adverse developments arising out of the investigation by the U.S. Department of Health and Human Services, Office of the Inspector General into certain business practices of ANS.
18.	Failure to successfully complete clinical trials for new indications for our products and failure to successfully develop markets for such new indications.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 30, 2006 in our market risk. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2006 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

We are in the process of converting to a new enterprise resource planning (ERP) system. Implementation of the new ERP system is scheduled to occur in phases. During the first quarter of 2007, the Company’s Atrial Fibrillation division and certain locations of its Cardiovascular division implemented the new ERP system which resulted in some changes in internal controls. This ERP system, along with the internal controls over financial reporting included in the related phase of implementation, were appropriately tested for effectiveness prior to implementation. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There has been no material change in the risk factors set forth in our 2006 Annual Report on Form 10-K. For further information, see Part I, Item 1A, Risk Factors in our 2006 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On January 25, 2007, the Company’s Board of Directors authorized and the Company announced a share repurchase program of up to $1.0 billion of the Company’s outstanding common stock. The Company began making share repurchases on January 29, 2007, and as of March 31, 2007, approximately 16.7 million shares had been repurchased for $700.0 million.

The following table provides information about the shares repurchased by the Company during the first quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

12/31/06 – 01/27/07	—	$—	—	$1,000,000,000
01/28/07 – 03/03/07	16,730,700	41.84	16,730,700	300,003,305
03/04/07 – 03/31/07	—	—	—	300,003,305
Total	16,730,700	$41.84	16,730,700	$300,003,305

Item 6.	EXHIBITS

10.1

Stock Purchase Plan Engagement Agreement between St. Jude Medical, Inc. and Banc of America Securities LLC, dated as of January 29, 2007, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on January 29, 2007.

10.2

$700,000,000 Interim Liquidity Facility with Bank of America, N.A., dated as of January 25, 2007, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on January 31, 2007.

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

ST. JUDE MEDICAL, INC.

May 9, 2007	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

Stock Purchase Plan Engagement Agreement between St. Jude Medical, Inc. and Banc of America Securities LLC, dated as of January 29, 2007, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on January 29, 2007.

10.2

$700,000,000 Interim Liquidity Facility with Bank of America, N.A. dated as of January 25, 2007, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on January 31, 2007.

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