Form 10-Q
period 2007-06-30
ST JUDE MEDICAL INC
filed 2007-08-09
CIK 203077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 OR

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

The number of shares of common stock, par value $.10 per share, outstanding on July 31, 2007 was 339,796,163.

PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$947,336	$832,922	$1,834,314	$1,617,338
Cost of sales	253,023	226,964	492,000	435,411
Gross profit	694,313	605,958	1,342,314	1,181,927

Selling, general and administrative expense	348,694	301,022	677,034	585,230
Research and development expense	119,458	108,840	235,416	214,098
Special charges	35,000	—	35,000	—
Operating profit	191,161	196,096	394,864	382,599

Other income (expense), net	(10,450)	(5,219)	(15,618)	(5,923)
Earnings before income taxes	180,711	190,877	379,246	376,676

Income tax expense	45,911	49,845	98,721	98,575

Net earnings	$134,800	$141,032	$280,525	$278,101

Net earnings per share:
Basic	$0.40	$0.39	$0.82	$0.76
Diluted	$0.39	$0.38	$0.79	$0.73

Weighted average shares outstanding:
Basic	338,734	362,175	342,883	365,441
Diluted	349,567	375,141	354,422	380,069

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 30, 2007 (Unaudited)	December 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$108,261	$79,888
Accounts receivable, less allowances for doubtful accounts of $23,994 at June 30, 2007 and $24,928 at December 30, 2006	947,529	882,098
Inventories	493,394	452,812
Deferred income taxes, net	117,572	117,330
Other	205,905	158,037
Total current assets	1,872,661	1,690,165

Property, plant and equipment at cost	1,276,998	1,161,266
Less accumulated depreciation	(592,676)	(543,415)
Net property, plant and equipment	684,322	617,851

Other Assets
Goodwill	1,648,930	1,649,581
Other intangible assets, net	542,455	560,276
Other	301,413	271,921
Total other assets	2,492,798	2,481,778
TOTAL ASSETS	$5,049,781	$4,789,794

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$181,661	$162,954
Income taxes payable	—	121,663
Accrued expenses
Employee compensation and related benefits	223,745	217,694
Other	173,110	173,896
Total current liabilities	578,516	676,207

Long-term debt	1,656,862	859,376
Deferred income taxes, net	128,027	163,336
Other liabilities	238,603	121,888
Total liabilities	2,602,008	1,820,807

Commitments and Contingencies (Note 7)	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 338,307,540 and 353,932,000 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively)	33,831	35,393
Additional paid-in capital	36,687	100,173
Retained earnings	2,311,722	2,787,092
Accumulated other comprehensive income
Cumulative translation adjustment	50,842	23,243
Unrealized gain on available-for-sale securities	14,691	23,086
Total shareholders’ equity	2,447,773	2,968,987
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,049,781	$4,789,794

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

Six Months Ended	June 30, 2007	July 1, 2006
OPERATING ACTIVITIES
Net earnings	$280,525	$278,101
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	57,916	42,753
Amortization	37,295	35,099
Gain on sale of investment	(7,929)	—
Stock-based compensation	25,895	35,520
Excess tax benefits from stock-based compensation	(69,082)	(24,477)
Deferred income taxes	12,228	(4,386)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(52,565)	(24,721)
Inventories	(43,515)	(45,279)
Other current assets	(65,451)	(27,567)
Accounts payable and accrued expenses	22,438	(30,755)
Income taxes payable	56,516	11,414
Net cash provided by operating activities	254,271	245,702

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(121,481)	(138,010)
Business acquisition payments, net of cash acquired	(9,038)	(6,047)
Proceeds from the sale of investment	12,929	—
Other, net	(17,669)	(15,692)
Net cash used in investing activities	(135,259)	(159,749)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	101,367	45,549
Excess tax benefits from stock-based compensation	69,082	24,477
Common stock repurchased, including related costs	(999,867)	(700,000)
Issuance of convertible debentures	1,200,000	—
Purchase of call options	(101,040)	—
Proceeds from the sale of warrants	35,040	—
Borrowings under debt facilities	7,236,849	1,442,600
Payments under debt facilities	(7,633,704)	(1,123,413)
Net cash used in financing activities	(92,273)	(310,787)

Effect of currency exchange rate changes on cash and cash equivalents	1,634	5,221
Net increase (decrease) in cash and cash equivalents	28,373	(219,613)
Cash and cash equivalents at beginning of period	79,888	534,568
Cash and cash equivalents at end of period	$108,261	$314,955

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of St. Jude Medical, Inc. (St. Jude Medical or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (2006 Annual Report on Form 10-K). Certain prior period reportable segment information (Notes 3 and 13) has been reclassified to conform to current year presentation.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

At the beginning of its 2007 fiscal year, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation Number 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations or cash flows. In accordance with the transition provisions of FIN 48, the Company recorded an $8.5 million decrease to its liability for unrecognized income tax benefits, which was recorded as an adjustment to the opening balance of retained earnings and cumulative translation adjustment, a separate component of shareholders’ equity. Additionally, in order to comply with the requirements of FIN 48, the Company reclassified its liability for unrecognized income tax benefits from current to non-current liabilities as payment is not anticipated within one year. See Note 12 for further information regarding the Company’s accounting for uncertain tax positions.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 13) for the six months ended June 30, 2007 are as follows (in thousands):

	CRM/Neuro	CV/AF	Total
Balance at December 30, 2006	$1,189,892	$459,689	$1,649,581
Foreign currency translation	(963)	312	(651)
Balance at June 30, 2007	$1,188,929	$460,001	$1,648,930

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	June 30, 2007		December 30, 2006
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Purchased technology and patents	$473,132	$86,251	$472,874	$70,422
Customer lists and relationships	149,004	42,652	140,061	34,963
Distribution agreements	41,318	17,371	41,986	15,683
Trademarks and tradenames	23,300	2,459	23,300	1,682
Licenses and other	7,217	2,783	7,348	2,543
	$693,971	$151,516	$685,569	$125,293

NOTE 4 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	June 30, 2007	December 30, 2006
Finished goods	$348,052	$315,306
Work in process	31,721	29,844
Raw materials	113,621	107,662
	$493,394	$452,812

NOTE 5 – RESTRUCTURING ACTIVITIES

During the third quarter of 2006, Company management performed a review of the organizational structure of the Company’s Cardiac Surgery and Cardiology divisions and its international selling organization. In August 2006, Company management approved restructuring plans to streamline its operations within its Cardiac Surgery and Cardiology divisions and combine them into one new Cardiovascular division at the beginning of the 2007 fiscal year, and implement changes in its international selling organization to enhance the efficiency and effectiveness of sales and customer service operations in certain international geographies. This strategic reorganization and operational restructuring will allow the Company to enhance operating efficiencies and increase investment in product development.

A summary of the activity relating to the restructuring accrual is as follows (in thousands):

	Employee termination costs	Inventory write-downs	Asset write-downs	Other	Total
Balance at December 31, 2005	$—	$—	$—	$—	$—

Restructuring charges	14,710	8,694	7,361	4,062	34,827
Non-cash charges used	—	(8,694)	(7,361)	—	(16,055)
Cash payments	(3,642)	—	—	(586)	(4,228)
Balance at December 30, 2006	$11,068	$—	$—	$3,476	$14,544

Cash payments	(4,589)			(2,432)	(7,021)
Balance at June 30, 2007	$6,479	$—	$—	$1,044	$7,523

NOTE 6 – DEBT

The Company’s total long-term debt consisted of the following (in thousands):

	June 30, 2007	December 30, 2006
Commercial paper borrowings	$281,500	$678,350
1.02% Yen-denominated notes	169,864	175,523
1.22% Convertible senior debentures	1,200,000	—
2.80% Convertible senior debentures	5,498	5,498
Other	—	5
Total long-term debt	$1,656,862	$859,376

The Company classifies all of its commercial paper borrowings as long-term debt as the Company has the ability to repay any short-term maturity with available cash from its $1.0 billion long-term, committed credit facility. During the first quarter of 2007, the Company had borrowed $350.0 million under an interim liquidity facility to finance a portion of the common stock repurchases made during that period. On April 25, 2007, this facility expired and the Company repaid the related outstanding borrowings using a portion of the proceeds from the issuance of 1.22% Convertible Senior Debentures (1.22% Convertible Debentures).

Issuance of Convertible Debt

In April 2007, the Company issued $1.2 billion aggregate principal amount of 1.22% Convertible Debentures that mature on December 15, 2008. Interest is payable on June 15 and December 15 of each year, beginning on June 15, 2007. Holders may require the Company to repurchase the 1.22% Convertible Debentures for cash upon the occurrence of certain corporate transactions, such as a change in control. Holders may convert their 1.22% Convertible Debentures at an initial conversion rate of 19.2101 shares of the Company’s common stock per $1,000 principal amount of the 1.22% Convertible Debentures (equivalent to an initial conversion price of approximately $52.06 per share) under the following circumstances: (1) during any fiscal quarter after June 30, 2007, if the closing price of the Company’s common stock is greater than 130% of the conversion price for 20 trading days during a specified period; (2) if the trading price of the 1.22% Convertible Debentures falls below a certain threshold; (3) on or after October 15, 2008; or (4) upon the occurrence of certain corporate transactions. Upon conversion, the Company is required to satisfy 100% of the principal amount of the 1.22% Convertible Debentures solely in cash, with any amounts above the principal amount to be satisfied in shares of the Company’s common stock, cash or a combination of common stock and cash, at the Company’s election. If certain corporate transactions, such as a change in control, occur on or prior to December 15, 2008, the Company will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the 1.22% Convertible Debentures are convertible into shares of the acquiring or surviving company.

The 1.22% Convertible Debentures are unsecured and unsubordinated obligations and rank equal in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness and junior in right of payment to all of the Company’s existing and future secured debt as well as all liabilities of the Company’s subsidiaries. The 1.22% Convertible Debentures will be effectively subordinated to the claims of creditors, including trade creditors, of the Company’s subsidiaries.

In connection with the issuance of the 1.22% Convertible Debentures, the Company purchased a call option in a private transaction to receive shares of its common stock. The purchase of the call option is intended to offset potential dilution to the Company’s common stock upon potential future conversion of the 1.22% Convertible Debentures. The call option is exercisable at approximately $52.06 per share and allows the Company to receive the same number of shares and/or amount of cash from the counterparty as the Company would be required to deliver upon potential future conversion of the 1.22% Convertible Debentures. The call option terminates upon the earlier of the conversion date or maturity date of the 1.22% Convertible Debentures. The Company paid $101.0 million for the call option which was recorded as a reduction ($63.2 million, net of tax benefit) to shareholders’ equity.

Separately, the Company also sold warrants for approximately 23.1 million shares of its common stock in a private transaction. Over a two-month period beginning in April 2009, the Company may be required to issue shares of its common stock to the counterparty if the average price of the Company’s common stock during a defined period exceeds the warrant exercise price of approximately $60.73 per share. The Company received proceeds of $35.0 million from the sale of these warrants, which were recorded as an increase to shareholders’ equity.

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

Subsequent to the Company’s voluntary field action, the Company has been sued in various jurisdictions by some patients who received a product with Silzone® coating and, as of July 20, 2007, such cases are pending in the United States, Canada, United Kingdom and France. Some of these claimants allege bodily injuries as a result of an explant or other complications, which they attribute to Silzone®-coated products. Others, who have not had their Silzone®-coated heart valve explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all other replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. The Company has vigorously defended against the claims that have been asserted and expects to continue to do so with respect to any remaining claims.

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

The District Court ruled against the Company on the issue of preemption by finding that the plaintiffs’ causes of action were not preempted by the U.S. Food and Drug Act. The Company sought to appeal this ruling, but the appellate court determined that it would not review the ruling at that point in the proceedings.

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

After briefing and oral argument by the parties, the District Court issued its further ruling on class certification issues in October 2006. At that time, the District Court granted plaintiffs’ renewed motion to certify a nationwide consumer protection class under Minnesota’s consumer protection statutes and the Private Attorney General Act. The Company sought appellate review of the District Court’s October 2006 decision, and in November 2006, the Eighth Circuit agreed to conduct a review of the District Court’s decision. The parties have submitted briefs to the Eighth Circuit and oral arguments are expected to occur later in 2007.

In addition to the purported class action before the District Court, as of July 20, 2007, there were 15 individual Silzone® cases initiated in various federal courts which were pending before the District Court. Plaintiffs in those cases are requesting damages ranging from $10 thousand to $120.5 million and, in some cases, seeking an unspecified amount. The first individual complaint that was transferred to the MDL court was served upon the Company in November 2000, and the most recent individual complaint that was transferred to the MDL court was served upon the Company in November 2006. These cases, which are consolidated before the District Court, are proceeding in accordance with the scheduling orders the District Court has rendered.

There are 23 individual state court suits concerning Silzone®-coated products pending as of July 20, 2007, involving 26 patients. These cases are venued in Florida, Minnesota, Missouri, Nevada, Pennsylvania and Texas. The first individual state court complaint was served upon the Company in March 2000, and the most recent individual state court complaint was served upon the Company in June 2007. The complaints in these state court cases request damages ranging from $10 thousand to $100 thousand and, in some cases, seek an unspecified amount. These state court cases are proceeding in accordance with the orders issued by the judges in those matters.

In addition, a lawsuit seeking a class action for all persons residing in the European Economic Union member jurisdictions who have had a heart valve replacement and/or repair procedure using a product with Silzone® coating was filed in Minnesota state court and served upon the Company in February 2004 by two European citizens who now live in Canada. The complaint seeks damages in an unspecified amount for the class, and in excess of $50 thousand for each plaintiff. The complaint also seeks injunctive relief in the form of medical monitoring. The Company is opposing the plaintiffs’ pursuit of this case on jurisdictional, procedural and substantive grounds.

There are also four class-action cases and one individual case pending against the Company in Canada. In one such case in Ontario, the court certified that a class action involving Silzone® patients may proceed. The Company’s request for leave to appeal the rulings on certification was rejected, and the trial of the initial phase of this matter is scheduled for April 2008. A second case seeking class action in Ontario has been stayed pending resolution of the other Ontario action. A case filed as a class action in British Columbia is in the early stages of discovery and has not been certified by the court as a class action. A court in Quebec has certified a class action, and that matter is proceeding in accordance with the court orders. Additionally, in December 2005, the Company was served with a lawsuit by the Quebec Provincial health insurer. The lawsuit asserts a subrogation right to recover the cost of insured services furnished or to be furnished to class members in the class action pending in Quebec. The complaints in these cases each request damages ranging from 1.5 million to 2.0 billion Canadian Dollars (the equivalent to $1.4 million to $1.9 billion at June 30, 2007).

In France, one case involving one plaintiff is pending as of July 20, 2007. In November 2004, an Injunctive Summons to Appear was served, requesting damages in excess of 3 million Euros (the equivalent to $4.0 million at June 30, 2007).

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

A summary of the activity relating to the Silzone® litigation reserve is as follows (in thousands):

Legal and monitoring costs
Balance at December 31, 2005	$34,907

Accrued costs	7,000
Cash payments	(2,413)
Balance at December 30, 2006	39,494

Cash payments	(979)
Balance at June 30, 2007	$38,515

The Company records insurance receivables for amounts related to probable future legal costs associated with the Silzone® litigation that are expected to be reimbursable by the Company’s insurance carriers. In 2006, the Company determined that the Silzone® reserves should be increased by $7.0 million as a result of an increase in management’s estimate of the probable future legal costs that would be incurred. The Company also increased the receivable from the Company’s insurance carriers as the Company expects such costs to be reimbursable by the Company’s insurance carriers. At June 30, 2007, the Company’s receivable from insurance carriers was $30.6 million.

The Company’s remaining product liability insurance ($121.9 million at July 20, 2007) for Silzone® claims consists of a number of layers, each of which is covered by one or more insurance companies. Part of the Company’s final layer of insurance ($20 million of the final $50 million layer) is covered by Lumberman’s Mutual Casualty Insurance, a unit of the Kemper Insurance Companies (collectively referred to as Kemper). Prior to being no longer rated by A.M. Best, Kemper’s financial strength rating was downgraded to a “D” (poor). Kemper is currently in “run off,” which means it is no longer issuing new policies, and therefore, is not generating any new revenue that could be used to cover claims made under previously-issued policies. In the event Kemper is unable to pay claims directed to it, the Company believes the other insurance carriers in the final layer of insurance will take the position that the Company will be directly liable for any claims and costs that Kemper is unable to pay. It is possible that Silzone® costs and expenses will reach the limit of the final Kemper layer of insurance coverage, and it is possible that Kemper will be unable to meet its full obligations to the Company. If this were to happen, the Company could incur expense up to approximately $20 million. The Company has not accrued for any such losses as potential losses are possible, but not estimable at this time.

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

Since August 2003, when the first lawsuit involving the Symmetry™ device was filed against the Company, through July 20, 2007, the Company has resolved the claims involving over 90% of the plaintiffs that have initiated lawsuits against the Company involving the Symmetry™ device. As of July 20, 2007, all but three of the lawsuits which allege that the Symmetry™ device caused bodily injury or may cause bodily injury have been resolved. All of the unresolved cases involving the Symmetry™ device are pending in Minnesota state court. The first of the unresolved cases involving the Symmetry™ device was commenced against the Company in June 2004, and the most recently initiated unresolved case was commenced against the Company in January 2007. Each of the complaints in these unresolved cases request damages in excess of $50 thousand. In addition to this litigation, some persons have made claims against the Company involving the Symmetry™ device without filing a lawsuit, although, as with the lawsuits, the vast majority of the claims that the Company has been made aware of as of July 20, 2007 have been resolved.

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

Guidant’s suit originally alleged infringement of four patents by the Company. Guidant later dismissed its claim on one patent and a court ruled that a second patent was invalid. This determination of invalidity was appealed by Guidant, and the Court of Appeals upheld the lower court’s invalidity determination. In a jury trial involving the two remaining patents (the ‘288 and ‘472 patents), the jury found that these patents were valid and that the Company did not infringe the ‘288 patent but did infringe the ‘472 patent; however, the jury also determined that the ‘472 patent infringement was not willful. As a result of this hearing, the jury awarded damages of $140.0 million to Guidant. In post-trial rulings, however, the judge overseeing the jury trial ruled that the ‘472 patent was invalid, and therefore, not infringed upon by the Company, eliminating the $140.0 million verdict against the Company. The trial court also made other rulings as part of the post-trial order, including a ruling that the ‘288 patent was invalid on several grounds.

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

The case was returned to the district court in Indiana in November 2004, but since that time, further appellate activity has occurred. In this regard, the U.S. Supreme Court rejected the Company’s request that it review certain aspects of the CAFC decision. In addition, further appellate review has occurred after Guidant brought a motion in the district court seeking to have a new judge assigned to handle the case in lieu of the judge that oversaw the prior trial. On a motion for reconsideration, the judge reversed his initial decision in response to Guidant’s motion and agreed to have the case reassigned to a new judge but also certified the issue to the CAFC. In July 2005, the CAFC ruled that the original judge should continue with the case. A hearing on claims construction issues and various motions for summary judgment brought by both parties was held in December 2005, and the district court issued rulings on claims construction and a response to some of the motions for summary judgment in March 2006. In response to the district court ruling, Guidant filed a special request with the CAFC to appeal certain aspects of the March 2006 rulings, or to clarify the August 2004 CAFC decision. In June 2006, the CAFC rejected Guidant’s special request for an appeal. In March 2007, the federal district court judge responsible for the case granted summary judgment in favor of the Company, ruling that the only remaining patent claim asserted against the Company in the case is invalid. On that basis, the district court entered final judgment in favor the Company. In April 2007, Guidant filed and served a notice appealing the district court’s March 2007 and March 2006 rulings. It is likely that the CAFC will not issue a decision in response to this appeal until sometime in 2008.

In July 2006, in exchange for the Company agreeing not to pursue the recovery of attorneys’ fees or assert certain claims and defenses, Guidant agreed that it would not seek to recover lost profits in the case, that the maximum royalty rate that it would seek for any patents found to be infringed by the Company would not exceed 3% of net sales, and that it would not seek prejudgment interest. These agreements have the effect of limiting the Company’s financial exposure. However, any potential losses arising from any legal settlements or judgments could be material to the Company’s consolidated earnings, financial position and cash flows. The Company has not accrued any amounts for legal settlements or judgments related to the Guidant 1996 patent litigation. Although the Company believes that the assertions and claims in the Guidant 1996 patent litigation are without merit, potential losses arising from any legal settlements or judgments are possible, but not estimable, at this time. Additionally, as the ‘288 patent expired in December 2003, the final outcome of the lawsuit involving the ‘288 patent cannot result in an injunction precluding the Company from selling ICD products in the future.

Guidant 2004 Patent Litigation:  In February 2004, Guidant sued the Company in federal district court in Delaware alleging that the Company’s Epic® HF ICD, Atlas®+ HF ICD and Frontier™ devices infringe U.S Patent No. RE 38,119E (the ‘119 patent). In July 2006, Guidant and the Company entered into an agreement on how the parties would litigate the case and which legal defenses would be used. This agreement had the effect of limiting the Company’s financial and operational exposure. This matter was set for trial in August 2007, but in June 2007, Mirowski Family Ventures, L.L.C. (MFV), a co-plaintiff in the case, entered into a settlement agreement with the Company, fully resolving this patent litigation matter. Pursuant to the July 2006 agreement between the Company and Guidant, the settlement agreement with MFV also fully resolved the Company’s related ‘119 patent litigation with Guidant. In connection with settling this patent litigation with MFV and Guidant, the Company made a $35.0 million payment on June 29, 2007, which was recorded as a special charge in the second quarter of 2007. The Company had not previously accrued any amounts for legal settlements or judgments because although potential losses arising from any settlements or judgments were possible, they were not estimable prior to the June settlement.

Securities Class Action Litigation:  In April and May 2006, five shareholders, each purporting to act on behalf of a class of purchasers during the period January 25 through April 4, 2006 (the Class Period), separately sued the Company and certain of its officers in federal district court in Minnesota alleging that the Company made materially false and misleading statements during the Class Period relating to financial performance, projected earnings guidance and projected sales of ICDs. The complaints, which all seek unspecified damages and other relief, as well as attorneys’ fees, have all been consolidated. The Company filed a motion to dismiss which was denied by the district court in March 2007. The Company intends to vigorously defend against the claims asserted in these actions. The Company’s directors and officers liability insurance provides $75 million of insurance coverage for the Company, the officers and the directors, after a $15 million self-insured retention level has been reached.

Derivative Action:  In February 2007, a derivative action was filed in state court in Minnesota which purported to bring claims belonging to the Company against the Company’s Board of Directors and various officers and former officers for alleged malfeasance in the management of the Company. The defendants (consisting of the Company’s Board of Directors and various officers and former officers) filed a motion to dismiss, and in June 2007, the state court granted the motion, thus dismissing the entire derivative case.

ANS OIG Investigation:  In January 2005, prior to being acquired by the Company, ANS received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General (OIG) requesting documents related to certain of its sales and marketing, reimbursement, Medicare and Medicaid billing, and other business practices. On July 2, 2007, ANS finalized a settlement agreement with the OIG to resolve this investigation. The agreement provided for a payment of $3.0 million to the OIG, which the Company had previously accrued. Additionally, ANS entered into a three-year Corporate Integrity Agreement, under which ANS has committed to further enhance its existing compliance program.

Boston U.S. Attorney Investigation:  In October 2005, the U.S. Department of Justice, acting through the U.S. Attorney’s office in Boston, commenced an industry-wide investigation into whether the provision of payments and/or services by makers of ICDs and pacemakers to doctors or other persons constitutes improper inducements under the federal health care program anti-kickback law. As part of this investigation, the Company received a civil subpoena from the U.S. Attorney’s office in Boston requesting documents created since January 2000 regarding the Company’s practices related to bradycardia pacemaker systems (pacemakers), ICDs, lead systems and related products marketed by the Company’s CRM segment. The Company understands that its principal competitors in the CRM therapy areas received similar civil subpoenas. The Company received an additional subpoena from the U.S. Attorney’s office in Boston in September 2006, requesting documents created since January 2002 related to certain employee expense reports and certain pacemaker and ICD purchasing arrangements.

Ohio OIG Investigation:  In July 2007, the Company received a civil subpoena from the OIG requesting documents regarding the Company’s relationships with 10 Ohio hospitals during the period from 2003 through 2006.

French Competition Investigation:  In January 2007, the French Conseil de la Concurrence (one of the bodies responsible for the enforcement of antitrust/competition law in France) issued a Statement of Objections alleging that the Company had agreed with the four other main suppliers of ICDs in France to collectively refrain from responding to a 2001 tender for ICDs conducted by a group of 17 university hospital centers in France. This alleged collusion is said to be contrary to the French Commercial Code and Article 81 of the European Community Treaty. If the allegations contained in the Statement of Objections are upheld, the most likely outcome is that the Company’s French subsidiary will become liable to pay a civil fine. It is too early in the proceedings to estimate the likely amount of any fine that may be payable. The Company filed its defense brief in March 2007.

United Nations Oil-For-Food Programme Investigation:  The Company has been named in the report of the Independent Inquiry Committee into the United Nations (U.N.) Oil-For-Food Programme as having made payments to the Iraqi government in connection with certain product sales made by the Company to Iraq under the U.N. Oil-For-Food Programme in 2001, 2002 and 2003. In February 2006, the Company received a subpoena from the Securities and Exchange Commission (SEC) requesting the Company to produce documents concerning transactions under the U.N. Oil-for-Food Programme. The Company is cooperating with the SEC’s request.

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

Changes in the Company’s product warranty liability during the three and six months ended June 30, 2007 and July 1, 2006 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Balance at beginning of period	$14,250	$19,674	$12,835	$19,897
Warranty expense recognized	2,077	(1,222)	3,933	51
Warranty credits issued	(482)	(2,559)	(923)	(4,055)
Balance at end of period	$15,845	$15,893	$15,845	$15,893

Other Commitments: The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products, to fund minority investments and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of June 30, 2007, the Company estimates it could be required to pay approximately $162 million in future periods to satisfy such commitments. Refer to Part II, Item 7A, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2006 Annual Report on Form 10-K for additional information.

NOTE 8 – SHAREHOLDERS’ EQUITY

Shareholder Rights Plan

On July 15, 2007, the Company’s shareholder rights plan expired. This plan had entitled shareholders to purchase one-hundredth of a share of preferred stock at a stated price, or to purchase either the Company’s shares or shares of an acquiring entity at half their market value, upon the occurrence of certain events which result in a change in control, as defined by the plan. The Company may choose to adopt a new shareholder rights plan in the future.

Share Repurchases

On January 25, 2007, the Company’s Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company’s outstanding common stock. As of May 8, 2007, the Company had repurchased nearly the $1.0 billion amount authorized by the Board of Directors, $775.3 million in the open market and $224.6 million through a private block trade in connection with the issuance of the 1.22% Convertible Debentures. In total, the Company repurchased 23.6 million shares which was recorded as a $246.1 million aggregate reduction of common stock and additional paid-in capital and a $753.8 million reduction in retained earnings.

NOTE 9 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Numerator:
Net earnings	$134,800	$141,032	$280,525	$278,101

Denominator:
Basic weighted average shares outstanding	338,734	362,175	342,883	365,441
Effect of dilutive securities:
Stock options	10,750	12,944	11,441	14,506
Restricted shares	83	22	98	122
Diluted weighted average shares outstanding	349,567	375,141	354,422	380,069
Basic net earnings per share	$0.40	$0.39	$0.82	$0.76
Diluted net earnings per share	$0.39	$0.38	$0.79	$0.73

Approximately 9.6 million and 9.7 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the three months ended June 30, 2007 and July 1, 2006, respectively, because they were not dilutive. Additionally, approximately 11.3 million and 7.1 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the six months ended June 30, 2007 and July 1, 2006, respectively, because they were not dilutive.

Additionally, diluted weighted average shares outstanding have not been adjusted for the Company’s 1.22% Convertible Debentures due 2008 or its 2.80% Convertible Senior Debentures due 2035 (the 2.80% Convertible Debentures). As the principal values of the 1.22% Convertible Debentures and 2.80% Convertible Debentures are required to be settled only in cash, the dilutive impact would be equal to the number of shares needed to satisfy their intrinsic values, assuming conversion. The potentially dilutive common shares related to the 1.22% Convertible Debentures and 2.80% Convertible Debentures would only be included in diluted weighted average shares outstanding if the Company’s average stock price was greater than the conversion prices of $52.06 and $64.51, respectively.

Diluted weighted average shares outstanding have also not been adjusted for the warrants the Company sold in April 2007. The potentially dilutive common shares to be issued under the warrants would only be included in diluted weighted average shares outstanding if the Company’s average stock price was greater than the warrant exercise price of $60.73. The dilutive impact would be equal to the number of shares needed to satisfy the intrinsic value of the warrants, assuming exercise.

NOTE 10 – COMPREHENSIVE INCOME

The table below sets forth the amounts in other comprehensive income, net of the related income tax impact (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net earnings	$134,800	$141,032	$280,525	$278,101
Other comprensive income (loss):
Cumulative translation adjustment – net	9,615	23,795	27,599	29,467
Unrealized loss on available-for-sale securities	(4,592)	(4,249)	(3,479)	(1,858)
Reclassification of realized gain to net earnings	—	—	(4,916)	—
Total comprehensive income	$139,823	$160,578	$299,729	$305,710

Upon the sale of an available-for-sale investment, the unrealized gain (loss) is reclassified out of other comprehensive income and reflected as a realized gain (loss) in net earnings. In the first quarter of 2007, the Company sold an available-for-sale investment, recognizing a realized after-tax gain of $4.9 million. The total pre-tax gain of $7.9 million was recognized as other income (see Note 11).

NOTE 11 – OTHER INCOME (EXPENSE), NET

The Company’s other income (expense) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Interest income	$761	$3,589	$1,130	$7,706
Interest expense	(11,226)	(9,383)	(24,814)	(15,854)
Other	15	575	8,066	2,225
Total other income (expense), net	$(10,450)	$(5,219)	$(15,618)	$(5,923)

NOTE 12 – INCOME TAXES

The Company adopted FIN 48 at the beginning of fiscal year 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations or cash flows. In accordance with the transition provisions of FIN 48, the Company recorded an $8.5 million decrease to its liability for unrecognized income tax benefits, which was recorded as an adjustment to the opening balance of retained earnings and cumulative translation adjustment, a separate component of shareholders’ equity. As of June 30, 2007, the Company had approximately $95 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company had approximately $10 million accrued for interest and penalties as of June 30, 2007. The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for all tax years through 2001, and expects to receive proposed adjustments from the Internal Revenue Service in connection with their 2002 and 2003 audit in the third quarter of 2007. Substantially all material foreign, state and local income tax matters have been concluded for all tax years through 1999. Federal income tax returns for 2004 and 2005 are currently under examination.

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

The Company has aggregated the four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/Neuro and CV/AF. Net sales of the Company’s reportable segments include end-customer revenue from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end-customers and operating expenses managed by each reportable segment. Certain operating expenses managed by the Company’s selling and corporate functions, including all stock-based compensation expense, are not included in the reportable segments’ operating profit. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments. Additionally, certain assets are managed by the Company’s selling and corporate functions, principally including end-customer receivables, inventory, corporate cash and cash equivalents and deferred income taxes. For management reporting purposes, the Company does not compile capital expenditures by reportable segment and, therefore, this information has not been presented as it is impracticable to do so. The Company has reclassified certain prior period reportable segment information to conform to the new organizational structure.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NEURO	CV/AF	Other	Total
Three Months ended June 30, 2007:
Net sales	$647,089	$300,247	$—	$947,336
Operating profit	397,142	144,172	(350,153)	191,161
Three Months ended July 1, 2006:
Net sales	$562,624	$270,298	$—	$832,922
Operating profit	334,010	128,375	(266,289)	196,096

Six Months ended June 30, 2007:
Net sales	$1,243,842	$590,472	$—	$1,834,314
Operating profit	757,850	282,390	(645,376)	394,864
Six Months ended July 1, 2006:
Net sales	$1,087,790	$529,548	$—	$1,617,338
Operating profit	648,922	255,287	(521,610)	382,599

The following table presents the Company’s total assets by reportable segment (in thousands):

Total assets	June 30, 2007	December 30, 2006
CRM/Neuro	$1,946,794	$1,893,200
CV/AF	820,538	800,907
Other	2,282,449	2,095,687
	$5,049,781	$4,789,794

Geographic Information

The following table presents net sales by geographic location of the customer (in thousands):

	Three Months Ended		Six Months Ended
Net sales	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
United States	$526,344	$483,995	$1,039,256	$948,151
International
Europe	240,948	190,353	458,454	368,315
Japan	76,385	71,778	142,166	139,765
Other (a)	103,659	86,796	194,438	161,107
	420,992	348,927	795,058	669,187
	$947,336	$832,922	$1,834,314	$1,617,338

(a)	No one geographic market is greater than 5% of consolidated net sales.

The following table presents long-lived assets by geographic location (in thousands):

Long-lived assets	June 30, 2007	December 30, 2006
United States	$2,836,643	$2,765,936
International
Europe	129,395	124,071
Japan	115,217	120,503
Other	95,865	89,119
	340,477	333,693
	$3,177,120	$3,099,629

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our business is focused on the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas and implantable neurostimulation devices for the management of chronic pain. We sell our products in more than 100 countries around the world. Our largest geographic markets are the United States, Europe and Japan. Our four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF) and Neuromodulation (Neuro). At the beginning of our 2007 fiscal year, we combined our cardiac surgery and cardiology operating segments to form the CV operating segment. Each operating segment focuses on developing and manufacturing products for its respective therapy area. Our principal products in each operating segment are as follows: CRM – tachycardia implantable cardioverter defibrillator systems (ICDs) and bradycardia pacemaker systems (pacemakers); CV – vascular closure devices and heart valve replacement and repair products; AF – electrophysiology introducers and catheters, advanced cardiac mapping and navigation systems and ablation systems; and Neuro – neurostimulation devices. References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.

Net sales in the second quarter and first six months of 2007 were $947.3 million and $1,834.3 million, respectively, an increase of approximately 14% and 13% over the second quarter and first six months of 2006, led by growth in sales of our ICDs and pacemakers as well as products to treat atrial fibrillation. Our ICD and pacemaker net sales grew 18% and 11%, respectively, in the second quarter of 2007, and 17% and 11%, respectively, during the first six months of 2007. Additionally, AF net sales increased 25% and 26% during the three and six months ended June 30, 2007 to $99.8 million and $193.2 million, respectively. Favorable foreign currency translation comparisons increased second quarter fiscal 2007 sales by $20.8 million and increased the first six month fiscal 2007 sales by $38.5 million. Refer to the Segment Performance section below for a more detailed discussion of the results for the respective segments.

The global ICD market grew at an estimated compounded annual growth rate of approximately 28% from 2001 to 2005. We believe the rate of growth in the United States declined significantly in the second half of 2005 and 2006 due to a number of factors, including adverse publicity relating to product recalls of a competitor during 2005 and fiscal year 2006. Although the U.S. ICD market may remain depressed in the near term, therefore depressing overall market growth, we believe that the market decline in the U.S. has stabilized and therefore global growth will rebound and grow at a compounded rate of 3% to 9% during 2007 and 10% to 15% over a period of multiple years thereafter. We base our belief on data that indicates the potential patient populations remain significantly under penetrated. Management’s goal is to continue to increase our estimated 20% worldwide market share of the growing ICD market. In order to help accomplish this objective, we have expanded our United States selling organization and plan to continue to introduce new ICD products.

Net earnings and diluted net earnings per share for the second quarter of 2007 were $134.8 million and $0.39 per diluted share, which includes an after-tax $21.9 million special charge, or $0.06 per diluted share, related to the settlement of the Guidant 2004 patent litigation (see Note 7 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Compared to the second quarter of 2006, net earnings decreased by 4% and diluted net earnings per share increased by 3%, respectively. Additionally, net earnings and diluted net earnings per share for the first six months of 2007 were $280.5 million and $0.79 per diluted share, increases of 1% and 8%, respectively, over the first six months of 2006. The increases in our earnings per share for both the second quarter and first six months of 2007 compared to the same prior year periods resulted from lower outstanding shares as a result of our common stock repurchases. These increases were partially offset by the special charge relating to the settlement of the Guidant 2004 patent litigation. From April 2006 through May 2007, we returned $1.7 billion to shareholders in the form of share repurchases.

We generated $254.3 million of operating cash flows for the first six months of 2007, a 3% increase over the first six months of 2006. We ended the second quarter with $108.3 million of cash and cash equivalents and $1,656.9 million of total debt. We have strong short-term credit ratings, with an A2 rating from Standard & Poor’s and a P2 rating from Moody’s. In January 2007, our Board of Directors authorized a share repurchase program of up to $1.0 billion of our outstanding common stock, and by May 8, 2007, we had repurchased 23.6 million shares for approximately $1.0 billion. In April 2007, we issued $1.2 billion of 1.22% Convertible Senior Debentures (1.22% Convertible Debentures). We used a portion of the proceeds from the sale of the 1.22% Convertible Debentures to purchase approximately $300 million of our common stock in the second quarter of 2007. We also used a portion of the proceeds to repay borrowings under our commercial paper program and to repay borrowings under an interim liquidity facility, which were both used to repurchase approximately $700 million of our common stock in the first quarter of 2007.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Potential Changes in Accounting Pronouncements

In July 2007, the Financial Accounting Standards Board (FASB) approved the preparation of a proposed FASB Staff Position (FSP) on the accounting treatment for certain convertible debt instruments that may be settled entirely or partially in cash upon conversion. As publicly discussed by the FASB to date, the proposed FSP would require the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment would be effective for fiscal years beginning after December 15, 2007, and applied retrospectively to prior periods. If adopted and issued as publicly discussed, this FSP would change the accounting treatment for our 1.22% Convertible Senior Debentures and 2.80% Convertible Senior Debentures, which were issued in April 2007 and December 2005, respectively. The impact of this new accounting treatment could be significant and result in an increase to non-cash interest expense beginning in fiscal year 2008 for financial statements covering past and future periods. Until the final FSP is ultimately adopted and issued by the FASB, we cannot determine the exact impact of the change in accounting treatment.

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

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; estimated useful lives of diagnostic equipment; valuation of purchased in-process research and development, other intangible assets and goodwill; income taxes; legal reserves and insurance receivables; and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. As discussed in Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) at the beginning of our 2007 fiscal year. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Other than the adoption of FIN 48, there have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2006 Annual Report on Form 10-K.

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

We aggregate our four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/Neuro and CV/AF. Net sales of our reportable segments include end-customer revenues from the sale of products they each develop and manufacture. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end-customers and operating expenses managed by each reportable segment. Certain operating expenses managed by our selling and corporate functions, including all stock-based compensation expense, are not included in our reportable segments’ operating profit. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments. We have reclassified certain prior period reportable segment information to conform to the new organizational structure.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NEURO	CV/AF	Other	Total
Three Months ended June 30, 2007:
Net sales	$647,089	$300,247	$—	$947,336
Operating profit	397,142	144,172	(350,153)	191,161
Three Months ended July 1, 2006:
Net sales	$562,624	$270,298	$—	$832,922
Operating profit	334,010	128,375	(266,289)	196,096

Six Months ended June 30, 2007:
Net sales	$1,243,842	$590,472	$—	$1,834,314
Operating profit	757,850	282,390	(645,376)	394,864
Six Months ended July 1, 2006:
Net sales	$1,087,790	$529,548	$—	$1,617,338
Operating profit	648,922	255,287	(521,610)	382,599

The following discussion of the changes in our net sales is provided by class of similar products within our four operating segments, which is the primary focus of our sales activities. This analysis sufficiently describes the changes in our sales results for our two reportable segments.

Cardiac Rhythm Management

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2007	July 1, 2006	% Change	June 30, 2007	July 1, 2006	% Change
ICD systems	$327,137	$278,114	17.6%	$629,406	$540,467	16.5%
Pacemaker systems	268,207	241,008	11.3%	514,566	461,865	11.4%
	$595,344	$519,122	14.7%	$1,143,972	$1,002,332	14.1%

Cardiac Rhythm Management net sales increased by nearly 15% in the second quarter of 2007 as compared to the second quarter of 2006 and increased 14% in the first six months of 2007 over the same period one year ago. CRM net sales for both the second quarter and first six months of 2007 were driven by strong volume growth. Foreign currency translation had a $13.7 million and $24.7 million favorable impact on CRM net sales in the second quarter and first six months of 2007, respectively, compared to the same periods in 2006.

ICD net sales increased approximately 18% and 17% in the second quarter and first six months of 2007, respectively, due to strong volume growth. During 2006, adverse publicity relating to product recalls by a competitor depressed the rate of growth in the U.S. ICD market. The improved volume growth in ICD net sales in the second quarter and first six months of 2007 was broad-based across both U.S. and international markets and reflects our continued market penetration into new customer accounts and strong market demand for our cardiac resynchronization therapy ICD devices. In the United States, second quarter 2007 ICD net sales of $221.7 million increased approximately 11% over last year’s second quarter. Internationally, second quarter 2007 ICD net sales of $105.4 million increased 36% compared to the second quarter of 2006. Foreign currency translation had a $6.7 million positive impact on international ICD net sales in the second quarter of 2007 compared to the second quarter of 2006. In the United States, the first six months of 2007 ICD net sales of $436.5 million increased 10% over the same period last year. Internationally, the first six months of 2007 ICD net sales of $192.9 million increased approximately 34% compared to the first six months of 2006. Foreign currency translation had an $11.8 million positive impact on international ICD net sales during the first six months of 2007 compared to the same period in 2006.

Pacemaker net sales increased over 11% during both the second quarter and first six months of 2007, respectively, driven by strong volume growth, which was also broad-based across both U.S. and international markets. In the United States, second quarter 2007 pacemaker net sales of $127.2 million increased 9% over the same period last year. Internationally, second quarter 2007 pacemaker net sales of $141.0 million increased 13% compared to the second quarter of 2006. Foreign currency translation had a $7.0 million positive impact on international pacemaker net sales in the second quarter of 2007 compared to the second quarter of 2006. In the United States, the first six months of 2007 pacemaker net sales of $249.3 million increased 11% over the same period last year. Internationally, the first six months of 2007 pacemaker net sales of $265.2 million increased 11% compared to the first six months of 2006. Foreign currency translation had a $12.9 million positive impact on international pacemaker net sales in the first six months of 2007 compared to the first six months of 2006.

Cardiovascular

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2007	July 1, 2006	% Change	June 30, 2007	July 1, 2006	% Change
Vascular closure devices	$89,033	$86,939	2.4%	$178,878	$170,969	4.6%
Heart valve products	75,889	70,818	7.2%	147,442	140,250	5.1%
Other cardiovascular products	35,518	32,456	9.4%	70,996	64,491	10.1%
	$200,440	$190,213	5.4%	$397,316	$375,710	5.8%

Cardiovascular net sales increased over 5% in the second quarter of 2007 compared to the second quarter of 2006 and increased nearly 6% in the first six months of 2007 over the same period one year ago. CV net sales for both the second quarter and first six months of 2007 were favorably impacted by strong volume growth for tissue heart valves. Foreign currency translation had a favorable impact on CV net sales of approximately $4.4 million and $8.4 million, respectively, in the second quarter and first six months of 2007 compared with these same periods in 2006. Heart valve net sales increased over 7% and 5% during the second quarter and first six months of 2007, respectively, over the same periods in 2006 due primarily to an increase in tissue heart valve sales which continues to be partially offset by declines in mechanical heart valves net sales. Net sales of vascular closure devices increased over 2% and approximately 5% during the second quarter and first six months of 2007, respectively, compared to the same periods in 2006 due to volume growth from continued market acceptance of our Angio-Seal™ product line, which continues to be the market share leader in the vascular closure device market. Additionally, net sales of other cardiovascular products increased $3.1 million and $6.5 million during the second quarter and first six months of 2007, respectively, over the same periods in 2006 due to increased sales volumes.

Atrial Fibrillation

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2007	July 1, 2006	% Change	June 30, 2007	July 1, 2006	% Change
Atrial fibrillation products	$99,807	$80,085	24.6%	$193,156	$153,837	25.6%

Atrial Fibrillation net sales increased approximately 25% and 26% during the second quarter and first six months of 2007, respectively, when compared to the same periods one year ago. The increases in AF net sales were driven by strong volume growth from continued market acceptance of device-based ablation procedures to treat the symptoms of atrial fibrillation. Our access, diagnosis, visualization and ablation products assist physicians in diagnosing and treating atrial fibrillation and other irregular heart rhythms. Foreign currency translation had a favorable impact on AF net sales of approximately $2.4 million and $4.7 million, in the second quarter and first six months of 2007, respectively, as compared with these same periods in 2006.

Neuromodulation

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2007	July 1, 2006	% Change	June 30, 2007	July 1, 2006	% Change
Neurostimulation devices	$51,745	$43,504	18.9%	$99,870	$85,459	16.9%

Neuromodulation net sales increased nearly 19% and 17% during the second quarter and first six months of 2007, respectively, when compared to the same prior year periods. The increases in Neuro net sales were driven by continued growth in the market for neurostimulation devices.

RESULTS OF OPERATIONS

Net sales

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2007	July 1, 2006	% Change	June 30, 2007	July 1, 2006	% Change
Net sales	$947,336	$832,922	13.7%	$1,834,314	$1,617,338	13.4%

Overall, net sales increased nearly 14% in the second quarter of 2007 over the second quarter of 2006. For the first six months of 2007, net sales increased over 13% compared to the same period one year ago. Net sales growth was favorably impacted by strong volume growth, driven by CRM and AF product sales. Additionally, foreign currency translation had a favorable impact on the second quarter and first six months of 2007 of $20.8 million and $38.5 million, respectively, due primarily to the strengthening of the Euro against the U.S. Dollar. These amounts are not indicative of the net earnings impact of foreign currency translation for the second quarter and first six months of 2007 due to partially offsetting unfavorable foreign currency translation impacts on cost of sales and operating expenses.

Net sales by geographic location of the customer were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
United States	$526,344	$483,995	$1,039,256	$948,151
International
Europe	240,948	190,353	458,454	368,315
Japan	76,385	71,778	142,166	139,765
Other (a)	103,659	86,796	194,438	161,108
	420,992	348,927	795,058	669,188
	$947,336	$832,922	$1,834,314	$1,617,339

(a)	No one geographic market is greater than 5% of consolidated net sales.

Gross profit

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Gross profit	$694,313	$605,958	$1,342,314	$1,181,927
Percentage of net sales	73.3%	72.8%	73.2%	73.1%

Gross profit for the second quarter of 2007 totaled $694.3 million, or 73.3% of net sales, compared to $606.0 million, or 72.8% of net sales, for the second quarter of 2006. Gross profit for the first six months of 2007 totaled $1,342.3 million, or 73.2% of net sales, compared to $1,181.9 million, or 73.1% of net sales, for the first six months of 2006. The increase in our gross profit percentage for both the second quarter and first six months of 2007 reflects increased manufacturing efficiencies, partially offset by increased diagnostic equipment depreciation expense resulting from our second-half 2006 launch of the MerlinTM programmer platform for our ICDs and pacemakers.

Selling, general and administrative (SG&A) expense

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Selling, general and administrative	$348,694	$301,022	$677,034	$585,230
Percentage of net sales	36.8%	36.1%	36.9%	36.2%

SG&A expense for the second quarter of 2007 totaled $348.7 million, or 36.8% of net sales, compared to $301.0 million, or 36.1% of net sales, for the second quarter of 2006. SG&A expense for the first six months of 2007 totaled $677.0 million, or

36.9% of net sales, compared to $585.2 million, or 36.2% of net sales, for the first six months of 2006. The increase in SG&A expense as a percent of net sales reflects the investments made in expanding our U.S. selling organization infrastructure and market development programs which began in the second quarter of 2006.

Research and development (R&D) expense

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Research and development expense	$119,458	$108,840	$235,416	$214,098
Percentage of net sales	12.6%	13.1%	12.8%	13.2%

R&D expense in the second quarter of 2007 totaled $119.5 million, or 12.6% of net sales, compared to $108.8 million, or 13.1% of net sales, for the second quarter of 2006. R&D expense in the first six months of 2007 totaled $235.4 million, or 12.8% of net sales, compared to $214.1 million, or 13.2% of net sales, for the first six months of 2006. While 2007 R&D expense as a percent of net sales decreased compared to 2006, total R&D expense in absolute terms increased 10% compared to the same prior year periods, reflecting our continuing commitment to fund future long-term growth opportunities.

Special charges

In June 2007, we settled the Guidant 2004 patent litigation (see Note 7 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q) and recorded a related pre-tax special charge of $35.0 million.

Other income (expense), net

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Interest income	$761	$3,589	$1,130	$7,706
Interest expense	(11,226)	(9,383)	(24,814)	(15,854)
Other	15	575	8,066	2,225
Total other (expense) income, net	$(10,450)	$(5,219)	$(15,618)	$(5,923)

The unfavorable change in other income (expense) during the second quarter and first six months of 2007 as compared with the same periods in 2006 was due primarily to higher interest expense from higher average debt balances in 2007. During the first quarter of 2007, we borrowed $350.0 million under an interim liquidity facility and issued additional commercial paper to finance the repurchase of approximately $700 million of our common stock. These borrowings were repaid in April 2007 with proceeds from the issuance of $1.2 billion aggregate principal amount of 1.22% Convertible Debentures. Higher interest expense was partially offset by a realized gain of $7.9 million on the sale of our Conor Medical, Inc. common stock investment in the first quarter of 2007. The realized gain is reflected in the other category of the preceding table. The decline in interest income for the second quarter and first six months ended June 30, 2007 was due to lower invested cash balances compared to the same prior year periods.

Income taxes

	Three Months Ended		Six Months End
(as a percent of pre-tax income)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Effective tax rate	25.4%	26.1%	26.0%	26.2%

Our effective income tax rate was 25.4% and 26.1% for the second quarter of 2007 and 2006, respectively, and 26.0% and 26.2% for the first six months of 2007 and 2006, respectively. The after-tax $21.9 million special charge related to the settlement of the Guidant 2004 patent litigation favorably impacted the effective tax rate for the three and six months ended June 30, 2007 by 1.6% and 1.0%, respectively.

We adopted FIN 48, a new accounting standard, at the beginning of fiscal year 2007. This accounting standard is not expected to materially impact our fiscal 2007 effective tax rate (see Notes 2 and 12 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details on the impact of the adoption of this accounting standard).

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

At June 30, 2007, our short-term credit ratings were A2 from Standard & Poor’s and P2 from Moody’s. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.

At June 30, 2007, substantially all of our cash and cash equivalents were held by our non-U.S. subsidiaries. These funds are only available for use by our U.S. operations if they are repatriated into the United States. We are not dependent on the repatriation of these funds to meet our future cash flow needs. We have sufficient access to capital markets to meet currently anticipated growth and to fund potential acquisition and/or investment funding needs.

A summary of our cash flows from operating, investing and financing activities is provided in the table below (in thousands):

	Six Months Ended
	June 30, 2007	July 1, 2006
Net cash provided by (used in):
Operating activities	$254,271	$245,702
Investing activities	(135,259)	(159,749)
Financing activities	(92,273)	(310,787)
Effect of currency exchange rate changes on cash and cash equivalants	1,634	5,221
Net increase (decrease) in cash and cash equivalants	$28,373	$(219,613)

Operating Cash Flows

Cash provided by operating activities was $254.3 million in the first six months of 2007 compared to $245.7 million in the first six months of 2006. Operating cash flows can fluctuate significantly from period to period as a result of payment timing differences of working capital accounts. Compared to the first six months of 2006, operating cash flows during the first six months of 2007 improved as a result of increased sales partially offset by the $35.0 million patent litigation settlement paid in the second quarter of 2007 and $44.6 million of additional excess tax benefits from stock option exercises, as a result of more stock option exercises in the first six months of 2007 compared to the same period last year.

As of June 30, 2007, accounts receivable and inventory increased $52.6 million and $43.5 million, respectively, compared to December 30, 2006. We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). These measures may not be computed the same as similarly titled measures used by other companies. Accounts receivable increased in the first six months of 2007 from higher sales volume, and our DSO (ending net accounts receivable divided by average daily sales for the quarter) improved to 91 days at June 30, 2007 compared to 93 days at December 30, 2006. We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. Inventory increased to support new CRM product introductions as well as to support our increased sales volumes. As a result, DIOH (ending net inventory divided by average daily cost of sales for the most recent six months) increased to 183 days at June 30, 2007 from 178 days at December 30, 2006. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels.

Investing Cash Flows

Cash used in investing activities was $135.3 million in the first six months of 2007 compared to $159.7 million in the same period last year. Our purchases of property, plant and equipment, which totaled $121.5 million and $138.0 million in the first six months of 2007 and 2006, respectively, reflect our continued investment in our CRM and AF operating segments to support the product growth platforms in place. As a result of Conor Medical, Inc. being acquired, we liquidated this strategic investment in the first quarter of 2007, receiving proceeds of $12.9 million. We continue to invest in companies that provide us with strategic opportunities. In March 2007, we made a $12.5 million equity investment in Cambridge Heart, Inc., a company that develops and markets products for the non-invasive diagnosis of cardiac disease, specifically sudden cardiac death. In January 2006, we made a second $12.5 million investment in ProRhythm, Inc. (ProRhythm), increasing our total investment to $25.0 million. ProRhythm is a privately-held company focused on the development of a high-intensity-focused ultrasound catheter-based ablation system for the treatment of atrial fibrillation.

Financing Cash Flows

Cash used in financing activities was $92.3 million in the first six months of 2007 compared to $310.8 million in the first six months of 2006. Our financing cash flows can fluctuate significantly depending upon our liquidity needs. We repurchased approximately $1.0 billion of our common stock during the first six months of 2007, which was financed through a portion of the proceeds from the issuance of $1.2 billion of 1.22% Convertible Debentures, proceeds from the issuance of commercial paper and borrowings under an interim liquidity facility. Approximately $700 million of proceeds from the issuance of 1.22% Convertible Debentures were used to repay commercial paper borrowings and borrowings under an interim liquidity facility. The amount of stock option exercises also impacts our financing cash flows. As a result of more stock option exercises in the first six months of 2007 compared to the same period last year, financing cash flows for the first six months of 2007 were favorably impacted by higher proceeds from the exercise of stock options and larger excess tax benefits from stock option exercises compared to the same period last year. In the second quarter of 2006, we repurchased $700.0 million of our common stock. These repurchases were primarily financed through proceeds from the issuance of commercial paper.

DEBT AND CREDIT FACILITIES

Total debt increased to $1,656.9 million at June 30, 2007 from $859.4 million at December 30, 2006 as we ultimately financed the repurchase of approximately $1.0 billion of our common stock with the issuance of $1.2 billion of 1.22% Convertible Debentures.

We had $281.5 million of commercial paper outstanding at June 30, 2007 which bears interest at a weighted average effective interest rate of 5.4% and has a weighted average original maturity of 25 days. Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. Any future commercial paper borrowings we make would bear interest at the applicable current market rates. We have a long-term $1.0 billion committed credit facility that we may draw on to support our commercial paper program and for general corporate purposes. Borrowings under this facility bear interest at the United States Dollar London InterBank Offered Rate (LIBOR) plus 0.27%, or in the event over half of the facility is drawn on, LIBOR plus 0.32%. The interest rate is subject to adjustment in the event of a change in our credit ratings. We have the option for borrowings to bear interest at a base rate, as further described in the facility agreement.

During the first quarter of 2007, we had borrowed $350.0 million under an interim liquidity facility to finance a portion of the common stock repurchases made during that period. On April 25, 2007, this facility expired and we repaid the related outstanding borrowings using a portion of the proceeds from the issuance of 1.22% Convertible Debentures. Interest payments related to the 1.22% Convertible Debentures are required on a semi-annual basis. We may be required to repurchase some or all of the 1.22% Convertible Debentures for cash upon the occurrence of certain corporate transactions. The 1.22% Convertible Debentures are convertible under certain circumstances for cash and shares of our common stock, if any, at a conversion rate of 19.2101 shares of our common stock per $1,000 principal amount of the 1.22% Convertible Debentures (equivalent to an initial conversion price of approximately $52.06 per share). Upon conversion, we are required to satisfy up to 100% of the principal amount of the 1.22% Convertible Debentures solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock, cash or a combination of common stock and cash, at our election. See Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details on the 1.22% Convertible Debentures.

In connection with the issuance of the 1.22% Convertible Debentures, we purchased a call option for $101.0 million in a private transaction to receive shares of our common stock. The purchase of the call option is intended to offset potential dilution to our common stock upon potential future conversion of the 1.22% Convertible Debentures. The call option is exercisable at approximately $52.06 per share and allows us to receive the same number of shares and/or amount of cash from the counterparty as we would be required to deliver upon potential future conversion of the 1.22% Convertible Debentures. The call option terminates upon the earlier of the conversion date or maturity date of the 1.22% Convertible Debentures.

Separately, we also sold warrants for 23.1 million shares of our common stock in a private transaction and received proceeds of $35.0 million. Over a two-month period beginning in April 2009, we may be required to issue shares of our common stock to the counterparty if the average price of our common stock during a defined period exceeds the warrant exercise price of approximately $60.73 per share.

We had $5.5 million of 2.80% Convertible Senior Debentures due 2035 (2.80% Convertible Debentures) outstanding at both June 30, 2007 and December 30, 2006. We have the right to redeem some or all of the 2.80% Convertible Debentures for cash at any time. We also may be required to repurchase some or all of the remaining outstanding 2.80% Convertible Debentures for cash on various dates after December 15, 2008 or upon the occurrence of certain events. The 2.80% Convertible Debentures are convertible into less than 0.1 million shares of our common stock if the price of our common stock exceeds $64.51 per share.

We had 1.02% Yen-denominated notes in Japan (Yen Notes) totaling 20.9 billion Yen, or $169.9 million at June 30, 2007 and $175.5 million at December 30, 2006. Interest payments are required on a semi-annual basis and the entire principal balance is due in May 2010. The principal amount recorded on our balance sheet fluctuates based on the effects of foreign currency translation.

Our $1.0 billion committed credit facility and Yen Notes contain certain operating and financial covenants. Specifically, the credit facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 55% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the credit facility and the Yen Notes we also have certain limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. We were in compliance with all of our debt covenants during the first six months of 2007.

SHARE REPURCHASES

On January 25, 2007, the Company’s Board of Directors authorized a share repurchase program of up to $1.0 billion of our outstanding common stock. As of May 8, 2007, we had repurchased 23.6 million shares for approximately $1.0 billion – $775.3 million in the open market and $224.6 million through a private block trade in connection with the issuance of the 1.22% Convertible Debentures.

COMMITMENTS AND CONTINGENCIES

We have certain contingent commitments to acquire various businesses involved in the distribution of our products, to fund minority investments and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of June 30, 2007, we could be required to pay approximately $162 million in future periods to satisfy such commitments. A description of our contractual obligations and other commitments is contained in Part II, Item 7A, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2006 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 7 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. As of June 30, 2007, there have been no significant changes in our contractual obligations and other commitments as previously disclosed in our 2006 Annual Report on Form 10-K other than our long-term debt obligations.

The following schedule presents a summary of our long-term debt obligations as of June 30, 2007 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations reflected in the balance sheet:
Long-term debt (a)	$1,753,312	$16,145	$1,253,553	$483,614	$—

(a)

These amounts also include scheduled interest payments on our long-term debt. We have the ability to repay any short-term maturities of our commercial paper borrowings with available cash from our long-term committed credit facility that expires in 2011. See Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding our long-term debt obligations.

In April 2007, we issued $1.2 billion of 1.22% Convertible Debentures that are convertible under certain circumstances for cash and shares of our common stock, if any (see Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q). The convertible features of the 1.22% Convertible Debentures are considered to be an equity-linked derivative which is not required to be reflected in our balance sheet. Due to the call option we purchased to offset potential dilution to our common stock upon potential future conversion of the 1.22% Convertible Debentures, we do not believe that the equity-linked derivative currently exposes us to a material amount of off-balance sheet risk. We have no off-balance sheet financing arrangements other than the equity-linked derivative associated with our 1.22% Convertible Debentures and those previously disclosed in our 2006 Annual Report on Form 10-K.

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

8.

Changes in laws, regulations or administrative practices affecting government regulation of our products, such as Food and Drug Administration laws and regulations that increase the time and/or expense of obtaining approval for products or impose additional burdens on the manufacture and sale of medical devices.

9.

Regulatory actions arising from concern over Bovine Spongiform Encephalopathy, sometimes referred to as “mad cow disease,” that have the effect of limiting our ability to market products using bovine collagen, such as Angio-Seal™, or products using bovine pericardial material, such as our Bicor® and Epic™ tissue heart valves, or that impose added costs on the procurement of bovine collagen or bovine pericardial material.

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

13.	Healthcare industry consolidation leading to demands for price concessions or the exclusion of some suppliers from significant market segments.
14.	Adverse developments in the investigation of business practices in the cardiac rhythm management industry by the U.S. Attorney’s Office in Boston.
15.	Adverse developments in litigation, including product liability litigation, patent or other intellectual property litigation or shareholder litigation.
16.	Inability to successfully integrate the businesses that we have acquired in recent years and that we plan to acquire.
17.	Failure to successfully complete clinical trials for new indications for our products and failure to successfully develop markets for such new indications.
18.	Changes in accounting rules that adversely affect the characterization of our results of operations, financial position or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 30, 2006 in our market risk. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2006 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

During the fiscal quarter ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are currently the subject of various product liability claims, including several lawsuits which may be allowed to proceed as class actions in the United States and are being allowed to proceed as class actions in Canada. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. For example, in January 2000, we initiated a voluntary field action to replace products incorporating Silzone® coating, which was used in certain of our mechanical heart valves and heart valve repair products. After our voluntary field action, we were sued in various jurisdictions and now have cases pending in the United States, Canada, the United Kingdom and France which have been brought by some patients alleging complications and past or future costs arising either from the surgical removal or, alternatively, from the continued implantation and maintenance of products incorporating Silzone® coating over and above the medical monitoring all replacement heart valve patients receive. Some of the cases involving Silzone®-coated products have been settled, others have been dismissed and still others are ongoing. The complaints in the ongoing individual cases in the United States request damages ranging from $10,000 to $120.5 million and in some cases, seek an unspecified amount, and the complaints in the Canadian class actions request damages ranging from the equivalent of $1.3 million to $1.8 billion at December 30, 2006. We believe that the final resolution of the Silzone®-coated product cases will take several years and we cannot reasonably estimate the time frame in which any potential settlements or judgments would be paid out or the amounts of any such settlements or judgments. In addition, the cost to defend any future litigation, whether Silzone®-related or not, may be significant. While we believe that many settlements and judgments relating to the Silzone® litigation and our other litigation may be covered in whole or in part under our product liability insurance policies and existing reserves, any costs not so covered could have a material adverse effect on our financial condition and results of operations.

The medical device industry is the subject of a governmental investigation into marketing and other business practices. This and other governmental investigations could result in the commencement of civil and/or criminal proceedings, substantial fines, penalties and/or administrative remedies, divert the attention of our management and have an adverse effect on our financial condition and results of operations.

In October 2005, the U.S. Department of Justice, acting through the U.S. Attorney’s office in Boston, commenced an industry-wide investigation into whether the provision of payments and/or services by makers of implantable cardiac rhythm devices to doctors or other persons constitutes improper inducements under the federal health care program anti-kickback law. As part of this investigation, we received a civil subpoena from the U.S. Attorney’s office in Boston requesting documents created since January 2000 regarding our practices related to pacemakers, ICDs, lead systems and related products marketed by our CRM segment. We understand that our principal competitors in the CRM therapy areas received similar civil subpoenas. We received an additional subpoena from the U.S. Attorney’s office in Boston in September 2006, requesting documents created since January 2002 related to certain employee expense reports and certain pacemaker and ICD purchasing arrangements.

In February 2006, we received a subpoena from the SEC requesting that we produce documents concerning transactions under the U.N. Oil-for-Food Programme.

In January 2007, the French Conseil de la Concurrence (one of the bodies responsible for the enforcement of antitrust/competition law in France) issued a Statement of Objections alleging that St. Jude Medical had agreed with the four other main suppliers of ICDs in France to collectively refrain from responding to a 2001 tender for ICDs conducted by a group of 17 University Hospital Centers in France. This alleged collusion is said to be contrary to the French Commercial Code and Article 81 of the European Community Treaty.

In July 2007, we received a civil subpoena from the OIG requesting documents regarding our relationships with 10 Ohio hospitals during the period from 2003 through 2006.

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

Our Angio-Seal™ vascular closure device, as well as our vascular graft products, contain bovine collagen. In addition, some of the tissue heart valves we market, such as our Biocor® and Epic™ tissue heart valves, incorporate bovine pericardial material. Certain medical device regulatory agencies may prohibit the sale of medical devices that incorporate any bovine material because of concerns over BSE, sometimes referred to as “mad cow disease,” a disease which may be transmitted to humans through the consumption of beef. While we are not aware of any reported cases of transmission of BSE through medical products and are cooperating with regulatory agencies considering these issues, the suspension or revocation of authority to manufacture, market or distribute products containing bovine material, or the imposition of a regulatory requirement that we procure material for these products from alternate sources, could result in lost market opportunities, harm the continued commercialization and distribution of such products and impose additional costs on us. Any of these consequences could in turn have a material adverse effect on our financial condition and results of operations.

Other than the changes to our risk factors discussed in the preceding paragraphs, there has been no material change in the risk factors set forth in our 2006 Annual Report on Form 10-K. For further information, see Part I, Item 1A, Risk Factors in our 2006 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On January 25, 2007, the Company’s Board of Directors authorized and the Company announced a share repurchase program of up to $1.0 billion of the Company’s outstanding common stock. The Company began making share repurchases on January 29, 2007, and as of May 8, 2007, had repurchased 23.6 million shares for approximately $1.0 billion. The following table provides information about the shares repurchased by the Company during the second quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/07 – 04/28/07	5,560,400	$43.40	5,560,400	$58,662,276
04/29/07 – 06/02/07	1,328,300	44.04	1,328,300	—
06/03/07 – 06/30/07	—	—	—	—
Total	6,888,700	$43.53	6,888,700	$—

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2007 Annual Meeting of Shareholders held on May 16, 2007, the shareholders voted on and approved the proposals listed as follows:

a)	A proposal to elect two directors to the Company’s Board of Directors to serve three-year terms ending at the Company’s annual meeting in 2010, as follows:

Director	Votes For	Votes Withheld
Michael A. Rocca	270,902,611	5,932,588
Stefan K. Widensohler	259,858,777	16,976,422

In addition, the terms of the following directors continued after the meeting: directors with a term ending in 2008 – Richard R. Devenuti, Stuart M. Essig, Thomas H. Garrett III and Wendy L. Yarno; and directors with a term ending in 2009 – John W. Brown and Daniel J. Starks.

b)

A proposal to approve the St. Jude Medical, Inc. 2007 Stock Incentive Plan. The proposal received 185,061,720 votes for and 46,987,499 votes against, with the holders of 3,062,348 shares abstaining; and 41,723,632 broker non-votes.

c)

A proposal to approve the St. Jude Medical, Inc. 2007 Employee Stock Purchase Plan. The proposal received 218,331,025 votes for and 14,091,680 votes against, with the holders of 2,689,861 shares abstaining; and 41,722,633 broker non-votes.

d)

A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2007. The proposal received 267,923,935 votes for and 6,512,484 votes against, with the holders of 2,398,779 shares abstaining.

Item 6.	EXHIBITS

4.1

Indenture between St. Jude Medical, Inc. and U.S. Bank National Association, as trustee, dated as of April 25, 2007 (including form of Convertible Debenture due 2008), is incorporated by reference to Exhibit 4.1 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

4.2

Registration Rights Agreement between St. Jude Medical, Inc. and Banc of America Securities LLC, dated as of April 25, 2007, is incorporated by reference to Exhibit 4.2 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

10.1	St. Jude Medical, Inc. 2007 Stock Incentive Plan, dated as of May 16, 2007, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 18, 2007.

10.2

Form of Non-Qualified Stock Option Agreement and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on May 18, 2007.

10.3

Form of Restricted Stock Award Agreement and related Restricted Stock Award Certificate under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.3 to St. Jude Medical’s Current Report on Form 8-K filed on May 18, 2007.

10.4	St. Jude Medical, Inc. 2007 Employee Stock Purchase Plan, dated as of May 16, 2007, is incorporated by reference to Exhibit 10.4 to St. Jude Medical’s Current Report on Form 8-K filed on May 18, 2007.

10.5

Purchase Agreement between St. Jude Medical, Inc. and Banc of America Securities LLC, dated as of April 19, 2007, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

10.6	Confirmation of OTC Convertible Note Hedge, effective April 25, 2007, is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

10.7	Confirmation of OTC Warrant Transaction, effective April 25, 2007, is incorporated by reference to Exhibit 10.3 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

10.8

Stock Purchase Plan Engagement Agreement between St. Jude Medical, Inc. and Banc of America Securities LLC, dated as of April 25, 2007, is incorporated by reference to Exhibit 10.4 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

*10.9	Settlement Agreement, dated as of July 26, 2007, by and between St. Jude Medical, Inc. and its affiliates named therein and Mirowski Family Ventures LLC.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ST. JUDE MEDICAL, INC.
August 9, 2007	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

4.1

Indenture between St. Jude Medical, Inc. and U.S. Bank National Association, as trustee, dated as of April 25, 2007 (including form of Convertible Debenture due 2008), is incorporated by reference to Exhibit 4.1 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

4.2

Registration Rights Agreement between St. Jude Medical, Inc. and Banc of America Securities LLC, dated as of April 25, 2007, is incorporated by reference to Exhibit 4.2 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

10.1	St. Jude Medical, Inc. 2007 Stock Incentive Plan, dated as of May 16, 2007, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 18, 2007.

10.2

Form of Non-Qualified Stock Option Agreement and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on May 18, 2007.

10.3

Form of Restricted Stock Award Agreement and related Restricted Stock Award Certificate under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.3 to St. Jude Medical’s Current Report on Form 8-K filed on May 18, 2007.

10.4	St. Jude Medical, Inc. 2007 Employee Stock Purchase Plan, dated as of May 16, 2007, is incorporated by reference to Exhibit 10.4 to St. Jude Medical’s Current Report on Form 8-K filed on May 18, 2007.

10.5

Purchase Agreement between St. Jude Medical, Inc. and Banc of America Securities LLC, dated as of April 19, 2007, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

10.6	Confirmation of OTC Convertible Note Hedge, effective April 25, 2007, is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

10.7	Confirmation of OTC Warrant Transaction, effective April 25, 2007, is incorporated by reference to Exhibit 10.3 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

10.8

Stock Purchase Plan Engagement Agreement between St. Jude Medical, Inc. and Banc of America Securities LLC, dated as of April 25, 2007, is incorporated by reference to Exhibit 10.4 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

*10.9	Settlement Agreement, dated as of July 26, 2007, by and between St. Jude Medical, Inc. and its affiliates named therein and Mirowski Family Ventures LLC. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

_________________

* Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

# Filed as an exhibit to this Quarterly Report on Form 10-Q.