Form 10-Q
period 2007-09-29
ST JUDE MEDICAL INC
filed 2007-11-02
CIK 203077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission File Number: 0-8672

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

The number of shares of common stock, par value $.10 per share, outstanding on October 29, 2007 was 342,354,623.

PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$926,840	$821,278	$2,761,154	$2,438,616
Cost of sales	244,859	225,179	736,859	660,590
Special charges	—	15,108	—	15,108
Gross profit	681,981	580,991	2,024,295	1,762,918

Selling, general and administrative expense	337,823	290,424	1,014,857	875,654
Research and development expense	117,027	108,674	352,443	322,772
Special charges	—	19,719	35,000	19,719
Operating profit	227,131	162,174	621,995	544,773

Other income (expense), net	(7,625)	(9,159)	(23,243)	(15,082)
Earnings before income taxes	219,506	153,015	598,752	529,691

Income tax expense	59,267	37,475	157,988	136,050

Net earnings	$160,239	$115,540	$440,764	$393,641

Net earnings per share:
Basic	$0.47	$0.33	$1.29	$1.09
Diluted	$0.46	$0.32	$1.25	$1.05

Weighted average shares outstanding:
Basic	340,360	352,774	342,042	361,219
Diluted	350,238	365,171	353,027	375,110

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	September 29, 2007 (Unaudited)	December 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$90,048	$79,888
Accounts receivable, less allowances for doubtful accounts of $25,241 at September 29, 2007 and $24,928 at December 30, 2006	987,187	882,098
Inventories	498,655	452,812
Deferred income taxes, net	105,444	117,330
Other	241,990	158,037
Total current assets	1,923,324	1,690,165

Property, plant and equipment at cost	1,365,818	1,161,266
Less accumulated depreciation	(617,786)	(543,415)
Net property, plant and equipment	748,032	617,851

Other Assets
Goodwill	1,655,783	1,649,581
Other intangible assets, net	533,684	560,276
Other	295,389	271,921
Total other assets	2,484,856	2,481,778
TOTAL ASSETS	$5,156,212	$4,789,794

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$185,415	$162,954
Income taxes payable	—	121,663
Accrued expenses
Employee compensation and related benefits	232,619	217,694
Other	169,642	173,896
Total current liabilities	587,676	676,207

Long-term debt	1,414,064	859,376
Deferred income taxes, net	154,710	163,336
Other liabilities	240,517	121,888
Total liabilities	2,396,967	1,820,807

Commitments and Contingencies (Note 6)	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 341,906,631 and 353,932,000 shares issued and outstanding at September 29, 2007 and December 30, 2006, respectively)	34,191	35,393
Additional paid-in capital	155,667	100,173
Retained earnings	2,471,961	2,787,092
Accumulated other comprehensive income
Cumulative translation adjustment	85,115	23,243
Unrealized gain on available-for-sale securities	12,311	23,086
Total shareholders’ equity	2,759,245	2,968,987
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,156,212	$4,789,794

See notes to condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

Nine Months Ended	September 29, 2007	September 30, 2006
OPERATING ACTIVITIES
Net earnings	$440,764	$393,641
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	89,802	67,076
Amortization	56,410	53,436
Special charges	—	34,827
Gain on sale of investment	(7,929)	—
Stock-based compensation	40,042	53,237
Excess tax benefits from stock-based compensation	(90,548)	(26,473)
Deferred income taxes	52,032	15,439
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(66,333)	(51,699)
Inventories	(39,031)	(64,437)
Other current assets	(27,325)	(19,118)
Accounts payable and accrued expenses	18,271	(37,271)
Income taxes payable	20,573	(8,818)
Net cash provided by operating activities	486,728	409,840

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(211,857)	(198,523)
Business acquisition payments, net of cash acquired	(11,738)	(21,622)
Proceeds from the sale of investment	12,929	—
Other, net	(18,205)	(18,111)
Net cash used in investing activities	(228,871)	(238,256)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	172,557	66,793
Excess tax benefits from stock-based compensation	90,548	26,473
Common stock repurchased, including related costs	(999,867)	(700,000)
Issuance of convertible debentures	1,200,000	—
Purchase of call options	(101,040)	—
Proceeds from the sale of warrants	35,040	—
Borrowings under debt facilities	8,045,869	2,875,500
Payments under debt facilities	(8,696,224)	(2,910,921)
Net cash used in financing activities	(253,117)	(642,155)

Effect of currency exchange rate changes on cash and cash equivalents	5,420	6,292
Net increase (decrease) in cash and cash equivalents	10,160	(464,279)
Cash and cash equivalents at beginning of period	79,888	534,568
Cash and cash equivalents at end of period	$90,048	$70,289

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In August 2007, the Financial Accounting Standards Board (FASB) issued an exposure draft of FASB Staff Position (FSP) APB 14-a on the accounting treatment for certain convertible debt instruments that may be settled entirely or partially in cash upon conversion. The proposed FSP requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability and an equity component in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment would be effective for fiscal years beginning after December 15, 2007, and applied retrospectively to prior periods. If adopted as proposed, this FSP would change the accounting treatment for our 1.22% Convertible Senior Debentures (1.22% Convertible Debentures) and 2.80% Convertible Senior Debentures (2.80% Convertible Debentures), which were issued in April 2007 and December 2005, respectively. The impact of this new accounting treatment could be significant and result in a material increase to non-cash interest expense beginning in fiscal year 2008 for financial statements covering past and future periods. Until the final FSP is ultimately adopted and issued by the FASB, we cannot determine the exact impact of the change in accounting treatment.

At the beginning of its 2007 fiscal year, the Company adopted the provisions of FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations or cash flows. In accordance with the transition provisions of FIN 48, the Company recorded an $8.5 million decrease to its liability for unrecognized income tax benefits, which was recorded as an adjustment to the opening balance of retained earnings and cumulative translation adjustment, a separate component of shareholders’ equity. Additionally, in order to comply with the requirements of FIN 48, the Company reclassified its liability for unrecognized income tax benefits from current to non-current liabilities as payment is not anticipated within one year. See Note 12 for further information regarding the Company’s accounting for uncertain tax positions.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 13) for the nine months ended September 29, 2007 are as follows (in thousands):

	CRM/Neuro	CV/AF	Total
Balance at December 30, 2006	$1,189,892	$459,689	$1,649,581
Foreign currency translation	5,666	536	6,202
Balance at September 29, 2007	$1,195,558	$460,225	$1,655,783

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	September 29, 2007		December 30, 2006
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Purchased technology and patents	$473,350	$94,253	$472,874	$70,422
Customer lists and relationships	152,285	46,910	140,061	34,963
Distribution agreements	43,855	19,596	41,986	15,683
Trademarks and tradenames	23,300	2,848	23,300	1,682
Licenses and other	7,597	3,096	7,348	2,543
	$700,387	$166,703	$685,569	$125,293

NOTE 4 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	September 29, 2007	December 30, 2006
Finished goods	$360,457	$315,306
Work in process	35,727	29,844
Raw materials	102,471	107,662
	$498,655	$452,812

NOTE 5 – DEBT

The Company’s total long-term debt consisted of the following (in thousands):

	September 29, 2007	December 30, 2006
Commercial paper borrowings	$28,000	$678,350
1.02% Yen-denominated notes	180,566	175,523
1.22% Convertible senior debentures	1,200,000	—
2.80% Convertible senior debentures	5,498	5,498
Other	—	5
Total long-term debt	$1,414,064	$859,376

The Company classifies all of its commercial paper borrowings as long-term debt as the Company has the ability to repay any short-term maturity with available cash from its $1.0 billion long-term, committed credit facility.

Issuance of Convertible Debt

In April 2007, the Company issued $1.2 billion aggregate principal amount of 1.22% Convertible Debentures that mature on December 15, 2008. Interest is payable on June 15 and December 15 of each year. Holders may require the Company to repurchase the 1.22% Convertible Debentures for cash upon the occurrence of certain corporate transactions, such as a change in control. Holders may convert their 1.22% Convertible Debentures at an initial conversion rate of 19.2101 shares of the Company’s common stock per $1,000 principal amount of the 1.22% Convertible Debentures (equivalent to an initial conversion price of approximately $52.06 per share) under the following circumstances: (1) during any fiscal quarter after June 30, 2007, if the closing price of the Company’s common stock is greater than 130% of the conversion price for 20 trading days during a specified period; (2) if the trading price of the 1.22% Convertible Debentures falls below a certain threshold; (3) on or after October 15, 2008; or (4) upon the occurrence of certain corporate transactions. Upon conversion, the Company is required to satisfy 100% of the principal amount of the 1.22% Convertible Debentures solely in cash, with any amounts above the principal amount to be satisfied in shares of the Company’s common stock, cash or a combination of common stock and cash, at the Company’s election. If certain corporate transactions, such as a change in control, occur on or prior to December 15, 2008, the Company will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the 1.22% Convertible Debentures are convertible into shares of the acquiring or surviving company.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company accrues a liability for costs related to claims, including future legal costs, settlements and judgments where it has assessed that a loss is probable and an amount can be reasonably estimated. The Company also records a receivable from our product liability insurance carriers for amounts expected to be recovered.

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

Subsequent to the Company’s voluntary field action, the Company has been sued in various jurisdictions beginning in March 2000 by some patients who received a product with Silzone® coating and, as of October 19, 2007, such cases are pending in the United States, Canada, and France. Some of these claimants allege bodily injuries as a result of an explant or other complications, which they attribute to Silzone®-coated products. Others, who have not had their Silzone®-coated heart valve explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all other replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. The Company has vigorously defended against the claims that have been asserted and expects to continue to do so with respect to any remaining claims.

In 2001, the U.S. Judicial Panel on Multi-District Litigation (MDL) ruled that certain lawsuits filed in U.S. federal district court involving products with Silzone® coating should be part of MDL proceedings in the U.S. District Court in Minnesota (the District Court). As a result, actions in federal court involving products with Silzone® coating have been and will likely continue to be transferred to the District Court for coordinated or consolidated pretrial proceedings.

The District Court ruled against the Company on the issue of preemption by finding that the plaintiffs’ causes of action were not preempted by the U.S. Food and Drug Act. The Company sought to appeal this ruling, but the appellate court determined that it would not review the ruling at that point in the proceedings.

In October 2001, eight class-action complaints were consolidated into one class action case by the District Court. One proposed class in the consolidated complaint seeks injunctive relief in the form of medical monitoring. A second class in the consolidated complaint seeks an unspecified amount of monetary damages. The Company requested the Eighth Circuit Court of Appeals (the Eighth Circuit) to review the District Court’s class certification orders and, in October 2005, the Eighth Circuit issued a decision reversing the District Court’s class certification rulings. More specifically, the Eighth Circuit ruled that the District Court erred in certifying a consumer protection class seeking damages based on Minnesota’s consumer protection statutes, and required the District Court in further proceedings to conduct a thorough conflicts-of-law analysis as to each plaintiff class member before applying Minnesota law. In addition, the Eighth Circuit reversed the District Court’s certification of a medical monitoring class involving the products with Silzone® coating.

In October 2006, the District Court granted plaintiffs’ renewed motion to certify a nationwide consumer protection class under Minnesota’s consumer protection statutes and Private Attorney General Act. The Eighth Circuit accepted appellate review of the District Court’s decision, and the oral argument in this appeal occurred on October 18, 2007. A decision from the Eighth Circuit is not expected until sometime in 2008.

In addition to the purported class action before the District Court, as of October 19, 2007, there were 10 individual Silzone® cases pending in federal court which are currently proceeding in accordance with the scheduling orders the District Court rendered. Plaintiffs in those cases are each requesting damages ranging from $10 thousand to $120.5 million and, in some cases, seeking an unspecified amount. The most recent individual complaint that was transferred to the MDL court was served upon the Company in August 2007.

There are 19 individual state court suits concerning Silzone®-coated products pending as of October 19, 2007, involving 26 patients. These cases are venued in Florida, Minnesota, Missouri, Nevada, Pennsylvania and Texas. The complaints in these state court cases are requesting damages ranging from $10 thousand to $100 thousand and, in some cases, seek an unspecified amount. The most recent individual state court complaint was served upon the Company in June 2007. These state court cases are proceeding in accordance with the orders issued by the judges in those matters.

In addition, a lawsuit seeking a class action for all persons residing in the European Economic Union member jurisdictions who have had a heart valve replacement and/or repair procedure using a product with Silzone® coating was filed in Minnesota state court and served upon the Company in February 2004 by two European citizens who now reside in Canada. The complaint seeks damages in an unspecified amount for the class, and in excess of $50 thousand for each plaintiff. The complaint also seeks injunctive relief in the form of medical monitoring. The Company is opposing the plaintiffs’ pursuit of this case on jurisdictional, procedural and substantive grounds.

There are also four class-action cases and one individual case pending against the Company in Canada. In one such case in Ontario, the court certified that a class action involving Silzone® patients may proceed, and the trial of the initial phase of this matter is scheduled for April 2008. A second case seeking class action status in Ontario has been stayed pending resolution of the other Ontario action. A case filed as a class action in British Columbia is in the early stages of discovery and has not been certified by the court as a class action. A court in Quebec has certified a class action, and that matter is proceeding in accordance with the court orders. Additionally, in December 2005, the Company was served with a lawsuit by the Quebec Provincial health insurer to recover the cost of insured services furnished or to be furnished to class members in the class action pending in Quebec. The complaints in these cases request damages ranging from 1.5 million to 2.0 billion Canadian Dollars (the equivalent to $1.5 million to $2.0 billion at September 29, 2007).

In France, one case involving one plaintiff is pending as of October 19, 2007. In November 2004, an Injunctive Summons to Appear was served, requesting damages in excess of 3 million Euros (the equivalent to $4.2 million at September 29, 2007).

The Company is not aware of any unasserted claims related to Silzone®-coated products. Company management believes that the final resolution of the Silzone® cases will take a number of years.

The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone®-coated products, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered. The Company has not accrued for any amounts associated with settlements or judgments because potential losses cannot be reasonably estimated. Based on the Company’s experience in these types of individual cases, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed by the plaintiffs and is often significantly less than the amount claimed. Management expects that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves will not have a material adverse effect on the Company’s consolidated financial position, although such costs may be material to the Company’s consolidated earnings and cash flows of a future period. As of September 29, 2007, the Company’s Silzone® litigation reserve was $38.5 million and its receivable from insurance carriers was $30.6 million.

The Company’s remaining product liability insurance ($109.9 million at October 19, 2007) for Silzone® claims consists of a number of layers, each of which is covered by one or more insurance companies. Part of the Company’s final layer of insurance ($20.0 million of the final $50.0 million layer) is covered by Lumberman’s Mutual Casualty Insurance, a unit of the Kemper Insurance Companies (collectively referred to as Kemper). Prior to being no longer rated by A.M. Best, Kemper’s financial strength rating was downgraded to a “D” (poor). Kemper is currently in “run off,” which means it is no longer issuing new policies, and therefore, is not generating any new revenue that could be used to cover claims made under previously-issued policies. In the event Kemper is unable to pay claims directed to it, the Company believes the other insurance carriers in the final layer of insurance will take the position that the Company will be directly liable for any claims and costs that Kemper is unable to pay. It is possible that Silzone® costs and expenses will reach the limit of the final Kemper layer of insurance coverage, and it is possible that Kemper will be unable to meet its full obligations to the Company. Therefore, the Company could incur an expense up to $20.0 million. The Company has not accrued for any such losses as potential losses are possible, but not reasonably estimable at this time.

Symmetry™ Bypass System Aortic Connector (Symmetry™ device) Litigation: Since August 2003, when the first lawsuit against the Company involving the Symmetry™ device was filed, the Company has successfully resolved claims involving over 97% of the plaintiffs. As of October 19, 2007, only one case remains outstanding. The Company expects that any remaining costs (the components of which are settlements, judgments, legal fees and other related defense costs) will not have a material adverse effect on the Company’s consolidated earnings, financial position and cash flows.

Guidant 1996 Patent Litigation:  In November 1996, Guidant Corporation (Guidant), which became a subsidiary of Boston Scientific Corporation (Boston Scientific) in 2006, sued the Company in federal district court for the Southern District of Indiana alleging that the Company did not have a license to certain patents controlled by Guidant covering tachycardia implantable cardioverter defibrillator products (ICDs) and alleging that the Company was infringing those patents.

Guidant’s original suit alleged infringement of four patents by the Company. Guidant later dismissed its claim on the first patent and the district court ruled that the second patent was invalid, and this ruling was later upheld by the Court of Appeals for the Federal Circuit (CAFC). The third patent was found to be invalid by the district court in post-trial rulings. The fourth patent (the ‘288 patent) was initially found to be invalid by the district court judge, but the CAFC reversed this decision in August 2004. The case was returned to the district court in November 2004. The district court issued rulings on claims construction and a response to motions for summary judgment in March 2006. Guidant’s special request to appeal certain aspects of these rulings was rejected by the CAFC. In March 2007, the district court judge responsible for the case granted summary judgment in favor of the Company, ruling that the only remaining patent claim (the ‘288 patent) asserted against the Company in the case was invalid. In April 2007, Guidant appealed the district court’s March 2007 and March 2006 rulings. It is likely that the CAFC will not issue a decision in response to this appeal until sometime in 2008.

The ‘288 patent expired in December 2003. Accordingly, the final outcome of the litigation involving the ‘288 patent cannot result in an injunction precluding the Company from selling ICD products in the future. Sales of the Company’s ICD products in which Guidant asserts infringement of the ‘288 patent were approximately 18% and 16% of the Company’s consolidated net sales during fiscal years 2003 and 2002, respectively. Additionally, based on a July 2006 agreement, in exchange for the Company’s agreement not to pursue the recovery of attorneys’ fees or assert certain claims and defenses, Guidant agreed it would not seek recovery of lost profits, prejudgment interest or a royalty rate in excess of 3% of net sales for any patents found to be infringed upon by the Company. This agreement had the effect of limiting the Company’s financial exposure. However, any potential losses arising from any legal settlements or judgments could be material to the Company’s consolidated earnings, financial position and cash flows. The Company has not accrued any amounts for legal settlements or judgments related to the Guidant 1996 patent litigation. Although the Company believes that the assertions and claims in the Guidant 1996 patent litigation are without merit, potential losses arising from any legal settlements or judgments are possible, but not reasonably estimable at this time.

French Competition Investigation:  In January 2007, the French Council of Competition issued a Statement of Objections alleging that the Company’s subsidiary, St. Jude Medical France, had agreed with other suppliers of certain medical devices in France to collectively refrain from responding to a 2001 tender conducted by a group of hospital centers in France. This alleged collusion is said to be contrary to the French Commercial Code. If the allegations contained in the Statement of Objections are upheld, the most likely outcome is that the Company’s subsidiary will become liable to pay an administrative fine. St. Jude Medical France, together with the other companies subject to the proceeding, presented its oral defense at a hearing of the Competition Council in October 2007. A final decision of the Competition Council is expected in the next few months.

Ohio OIG Investigation:  In July 2007, the Company received a civil subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General (OIG), requesting documents regarding the Company’s relationships with ten Ohio hospitals during the period from 2003 through 2006.

ANS OIG Investigation:  In January 2005, prior to being acquired by the Company, Advanced Neuromodulation Systems, Inc. (ANS) received a subpoena from the OIG requesting documents related to certain of its sales and marketing, reimbursement, Medicare and Medicaid billing, and other business practices. On July 2, 2007, ANS finalized a settlement agreement with the OIG to resolve this investigation. The agreement provided for a payment of $3.0 million to the OIG, which the Company had previously accrued. Additionally, ANS entered into a three-year Corporate Integrity Agreement, under which ANS has committed to further enhance its existing compliance program.

Boston U.S. Attorney Investigation:  In October 2005, the U.S. Department of Justice, acting through the U.S. Attorney’s office in Boston, commenced an industry-wide investigation into whether the provision of payments and/or services by makers of ICDs and bradycardia pacemaker systems (pacemakers), to doctors or other persons constitute improper inducements under the federal health care program anti-kickback law. As part of this investigation, the Company received a civil subpoena from the U.S. Attorney’s office in Boston requesting documents created since January 2000 regarding the Company’s practices related to pacemakers, ICDs, lead systems and related products marketed by the Company’s Cardiac Rhythm Management segment. The Company understands that its principal competitors in the cardiac rhythm management therapy areas received similar civil subpoenas. The Company received an additional subpoena from the U.S. Attorney’s office in Boston in September 2006, requesting documents created since January 2002 related to certain employee expense reports and certain pacemaker and ICD purchasing arrangements.

Securities Class Action Litigation:  In April and May 2006, five shareholders, each purporting to act on behalf of a class of purchasers during the period January 25 through April 4, 2006 (the Class Period), separately sued the Company and certain of its officers in federal district court in Minnesota alleging that the Company made materially false and misleading statements during the Class Period relating to financial performance, projected earnings guidance and projected sales of ICDs. The complaints, all of which seek unspecified damages and other relief, as well as attorneys’ fees, have been consolidated. The Company filed a motion to dismiss which was denied by the district court in March 2007. The Company intends to vigorously defend against the claims asserted in these actions. The Company’s directors and officers liability insurance provides $75 million of insurance coverage for the Company, the officers and the directors, after a $15 million self-insured retention level has been reached.

Derivative Action: In February 2007, a derivative action was filed in state court in Minnesota which purported to bring claims belonging to the Company against the Company’s Board of Directors and various officers and former officers for alleged malfeasance in the management of the Company. The defendants (consisting of the Company’s Board of Directors and various officers and former officers) filed a motion to dismiss, and in June 2007, the state court granted the motion, thus dismissing the entire derivative case for failure of the complainant to make a demand on the Board. In September 2007, the plaintiff sent a shareholder demand letter to the Board. The Board thoroughly considered the letter at its October 25, 2007 Board meeting and determined to request that the complainant provide it with details to substantiate the allegations. The Board intends to thoroughly evaluate the allegations, and determine whether or not to pursue the claims, once the complainant has provided the requested information.

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

Changes in the Company’s product warranty liability during the three and nine months ended September 29, 2007 and September 30, 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Balance at beginning of period	$15,845	$15,893	$12,835	$19,897
Warranty expense recognized	925	(920)	4,858	(869)
Warranty credits issued	(214)	(786)	(1,137)	(4,841)
Balance at end of period	$16,556	$14,187	$16,556	$14,187

Other Commitments: The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of September 29, 2007, the Company estimates it could be required to pay approximately $149 million in future periods to satisfy such commitments. Refer to Part II, Item 7A, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2006 Annual Report on Form 10-K for additional information.

NOTE 7 – SHAREHOLDERS’ EQUITY

Shareholder Rights Plan

On July 15, 2007, the Company’s shareholder rights plan expired. The Company may choose to adopt a new shareholder rights plan in the future.

Share Repurchases

On January 25, 2007, the Company’s Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company’s outstanding common stock. The Company began its repurchases under this program on January 29, 2007 and completed its repurchases under the program on May 8, 2007. The Company repurchased nearly the $1.0 billion amount authorized by the Board of Directors, $775.3 million of shares in the open market and $224.6 million of shares through a private block trade in connection with the issuance of the 1.22% Convertible Debentures. In total, the Company repurchased 23.6 million shares which were recorded as a $246.1 million aggregate reduction of common stock and additional paid-in capital and a $753.8 million reduction in retained earnings.

NOTE 8 – SPECIAL CHARGES

Guidant Legal Settlement: In June 2007, the Company settled a patent litigation matter with Mirowski Family Ventures, L.L.C. and Guidant, a former subsidiary of Boston Scientific, and made a $35.0 million payment, which was recorded as a special charge in the second quarter of 2007.

Restructuring Activities: In August 2006, Company management approved restructuring plans to streamline its operations within its Cardiac Surgery and Cardiology divisions and combine them into one new Cardiovascular division at the beginning of the 2007 fiscal year, and implement changes in its international selling organization to enhance the efficiency and effectiveness of sales and customer service operations in certain international geographies. As a result of these restructuring plans, the Company recorded pre-tax special charges totaling $34.8 million in the third quarter of 2006, of which $15.1 million was recorded in cost of sales and $19.7 million was recorded in operating expenses. A summary of the activity relating to the restructuring accrual is as follows (in thousands):

	Employee termination costs	Inventory write-downs	Asset write-downs	Other	Total
Balance at December 31, 2005	$—	$—	$—	$—	$—

Restructuring charges	14,710	8,694	7,361	4,062	34,827
Non-cash charges used	—	(8,694)	(7,361)	—	(16,055)
Cash payments	(3,642)	—	—	(586)	(4,228)
Balance at December 30, 2006	$11,068	$—	$—	$3,476	$14,544

Cash payments	(6,305)			(2,916)	(9,221)
Balance at September 29, 2007	$4,763	$—	$—	$560	$5,323

NOTE 9 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Numerator:
Net earnings	$160,239	$115,540	$440,764	$393,641

Denominator:
Basic weighted average shares outstanding	340,360	352,774	342,042	361,219
Effect of dilutive securities:
Stock options	9,798	12,342	10,893	13,792
Restricted shares	80	55	92	99
Diluted weighted average shares outstanding	350,238	365,171	353,027	375,110
Basic net earnings per share	$0.47	$0.33	$1.29	$1.09
Diluted net earnings per share	$0.46	$0.32	$1.25	$1.05

Approximately 8.7 million and 9.5 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the three months ended September 29, 2007 and September 30, 2006, respectively, because they were not dilutive. Additionally, approximately 10.4 million and 7.9 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the nine months ended September 29, 2007 and September 30, 2006, respectively, because they were not dilutive.

Additionally, diluted weighted average shares outstanding have not been adjusted for the Company’s 1.22% Convertible Debentures or its 2.80% Convertible Debentures. As the principal values of the 1.22% Convertible Debentures and 2.80% Convertible Debentures are required to be settled only in cash, the dilutive impact would be equal to the number of shares needed to satisfy their intrinsic values, assuming conversion. The potentially dilutive common shares related to the 1.22% Convertible Debentures and 2.80% Convertible Debentures would only be included in diluted weighted average shares outstanding if the Company’s average stock price was greater than the conversion prices of $52.06 and $64.51, respectively.

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

NOTE 10 – COMPREHENSIVE INCOME

The table below sets forth the amounts in other comprehensive income, net of the related income tax impact (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net earnings	$160,239	$115,540	$440,764	$393,641
Other comprehensive income (loss):
Cumulative translation adjustment – net	34,273	5,645	61,872	35,112
Unrealized loss on available-for-sale securities	(2,380)	(848)	(5,859)	(2,706)
Reclassification of realized gain to net earnings	—	—	(4,916)	—
Total comprehensive income	$192,132	$120,337	$491,861	$426,047

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

NOTE 11 – OTHER INCOME (EXPENSE), NET

The Company’s other income (expense) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Interest income	$909	$1,066	$2,039	$8,771
Interest expense	(7,997)	(9,796)	(32,811)	(25,650)
Other	(537)	(429)	7,529	1,797
Total other income (expense), net	$(7,625)	$(9,159)	$(23,243)	$(15,082)

NOTE 12 – INCOME TAXES

The Company adopted FIN 48 at the beginning of fiscal year 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations or cash flows. In accordance with the transition provisions of FIN 48, the Company recorded an $8.5 million decrease to its liability for unrecognized income tax benefits, which was recorded as an adjustment to the opening balance of retained earnings and cumulative translation adjustment, a separate component of shareholders’ equity. As of September 29, 2007, the Company had approximately $94.5 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company had approximately $16.3 million accrued for interest and penalties as of September 29, 2007. The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for all tax years through 2001, and expects to receive proposed adjustments from the Internal Revenue Service in connection with their 2002 and 2003 audit in the first half of 2008. Substantially all material foreign, state and local income tax matters have been concluded for all tax years through 1999. Federal income tax returns for 2004 and 2005 are currently under examination.

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

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/Neuro	CV/AF	Other	Total
Three Months ended September 29, 2007:
Net sales	$638,514	$288,326	$—	$926,840
Operating profit	390,264	141,247	(304,380)	227,131

Three Months ended September 30, 2006:
Net sales	$562,113	$259,165	$—	$821,278
Operating profit	337,178	121,740	(296,744)	162,174

Nine Months ended September 29, 2007:
Net sales	$1,882,356	$878,798	$—	$2,761,154
Operating profit	1,148,114	423,637	(949,756)	621,995

Nine Months ended September 30, 2006:
Net sales	$1,649,905	$788,711	$—	$2,438,616
Operating profit	986,100	377,027	(818,354)	544,773

The following table presents the Company’s total assets by reportable segment (in thousands):

Total assets	September 29, 2007	December 30, 2006
CRM/Neuro	$1,976,150	$1,893,200
CV/AF	790,073	800,907
Other	2,389,989	2,095,687

	$5,156,212	$4,789,794

Geographic Information

The following table presents net sales by geographic location of the customer (in thousands):

	Three Months Ended		Nine Months Ended
Net sales	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
United States	$526,171	$480,460	$1,565,427	$1,428,611
International
Europe	215,026	183,814	673,481	552,130
Japan	82,070	74,174	224,236	213,939
Other (a)	103,573	82,830	298,010	243,936
	400,669	340,818	1,195,727	1,010,005
	$926,840	$821,278	$2,761,154	$2,438,616

(a) No one geographic market is greater than 5% of consolidated net sales.

The following table presents long-lived assets by geographic location (in thousands):

Long-lived assets	September 29, 2007	December 30, 2006
United States	$2,849,077	$2,765,936
International
Europe	135,125	124,071
Japan	120,627	120,503
Other	128,059	89,119
	383,811	333,693
	$3,232,888	$3,099,629

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net sales in the third quarter and first nine months of 2007 were $926.8 million and $2,761.2 million, respectively, an increase of approximately 13% over both the third quarter and first nine months of 2006, led by growth in sales of our ICDs and pacemakers as well as products to treat atrial fibrillation. Our ICD and pacemaker net sales grew nearly 18% and 9%, respectively, in the third quarter of 2007, and approximately 17% and 11%, respectively, during the first nine months of 2007. Additionally, AF net sales increased nearly 24% and 25% during the three and nine months ended September 29, 2007 to $100.3 million and $293.5 million, respectively. Favorable foreign currency translation comparisons increased third quarter 2007 sales by $19.8 million and increased the first nine months 2007 sales by $58.2 million. Refer to the Segment Performance section below for a more detailed discussion of the results for the respective segments.

A significant portion of our net sales relate to cardiac rhythm management devices – ICDs and pacemakers. We are one of three principal manufacturers and suppliers in the highly competitive global ICD market. Adverse publicity relating to product recalls of a competitor during both 2005 and 2006 resulted in the ICD market rate of growth in the United States declining significantly from historical trends. Recently, in October 2007, another competitor issued a product advisory relating to certain leads that connect ICDs to the heart. While the ultimate impact of this competitor’s recent product advisory on the global ICD market is uncertain, St. Jude Medical remains focused on increasing our worldwide ICD market share. In order to help accomplish this objective, we have continued to expand our selling organizations and introduce new ICD products. Ultimately, we believe that the growth rate of the ICD market in the U.S. will improve from recent trends. We base our belief on data that indicates the potential patient populations remain significantly under-penetrated.

Net earnings and diluted net earnings per share for the third quarter of 2007 were $160.2 million and $0.46 per diluted share, increases of nearly 39% and 45%, respectively, compared to the third quarter of 2006, which included a $22.0 million after-tax special charge, or $0.06 per diluted share, related to restructuring activities in the Company’s Cardiac Surgery and Cardiology divisions and international selling organization. Net earnings and diluted net earnings per share for the first nine months of 2007 were $440.8 million and $1.25 per diluted share, respectively, which included an after-tax $21.9 million special charge, or $0.06 per diluted share, related to the settlement of a patent litigation matter (see Note 8 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Compared to the first nine months of 2006, net earnings and diluted net earnings per share increased 12% and 19%, respectively. The increases in net earnings for both the third quarter and first nine months of 2007 were driven primarily by net sales growth in our CRM and AF operating segments. The higher percentage increases in our diluted net earnings per share for both the third quarter and first nine months of 2007 resulted primarily from lower shares outstanding due to our common stock repurchases. From April 2006 through May 2007, we returned $1.7 billion to shareholders in the form of share repurchases.

We generated $486.7 million of operating cash flows for the first nine months of 2007, a 19% increase over the first nine months of 2006. We ended the third quarter with $90.0 million of cash and cash equivalents and $1,414.1 million of total debt. We have strong short-term credit ratings, with an A2 rating from Standard & Poor’s and a P2 rating from Moody’s. In January 2007, our Board of Directors authorized a share repurchase program of up to $1.0 billion of our outstanding common stock. We began making repurchases under this program on January 29, 2007 and completed the repurchases under the program on May 8, 2007. In total, we repurchased 23.6 million shares for approximately $1.0 billion. In April 2007, we issued $1.2 billion of 1.22% Convertible Senior Debentures (1.22% Convertible Debentures). We used a portion of the proceeds from the sale of the 1.22% Convertible Debentures to purchase approximately $300 million of our common stock. We also used a portion of the proceeds to repay borrowings under our commercial paper program and to repay borrowings under an interim liquidity facility, which were both used to repurchase approximately $700 million of our common stock.

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

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/Neuro	CV/AF	Other	Total
Three Months ended September 29, 2007:
Net sales	$638,514	$288,326	$—	$926,840
Operating profit	390,264	141,247	(304,380)	227,131

Three Months ended September 30, 2006:
Net sales	$562,113	$259,165	$—	$821,278
Operating profit	337,178	121,740	(296,744)	162,174

Nine Months ended September 29, 2007:
Net sales	$1,882,356	$878,798	$—	$2,761,154
Operating profit	1,148,114	423,637	(949,756)	621,995

Nine Months ended September 30, 2006:
Net sales	$1,649,905	$788,711	$—	$2,438,616
Operating profit	986,100	377,027	(818,354)	544,773

The following discussion of the changes in our net sales is provided by class of similar products within our four operating segments, which is the primary focus of our sales activities. This analysis sufficiently describes the changes in our sales results for our two reportable segments.

Cardiac Rhythm Management

	Three Months Ended			Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006	% Change	September 29, 2007	September 30, 2006	% Change
ICD systems	$317,769	$270,477	17.5%	$947,175	$810,945	16.8%
Pacemaker systems	269,844	248,288	8.7%	784,410	710,153	10.5%
	$587,613	$518,765	13.3%	$1,731,585	$1,521,098	13.8%

Cardiac Rhythm Management net sales increased by 13% in the third quarter of 2007 as compared to the third quarter of 2006 and increased nearly 14% in the first nine months of 2007 over the same period one year ago. CRM net sales for both the third quarter and first nine months of 2007 were driven by strong volume growth. Foreign currency translation had a $12.7 million and $37.4 million favorable impact on CRM net sales in the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006.

ICD net sales increased nearly 18% and 17% in the third quarter and first nine months of 2007, respectively, due to strong volume growth. During 2006, adverse publicity relating to product recalls by a competitor depressed the rate of growth in the U.S. ICD market. The improved volume growth in ICD net sales in the third quarter and first nine months of 2007 was broad-based across both U.S. and international markets and reflects our continued market penetration into new customer accounts and strong market demand for our cardiac resynchronization therapy ICD devices. In the United States, third quarter 2007 ICD net sales of $221.8 million increased approximately 13% over last year’s third quarter. Internationally, third quarter 2007 ICD net sales of nearly $96.0 million increased 29% compared to the third quarter of 2006. Foreign currency translation had a $5.8 million positive impact on international ICD net sales in the third quarter of 2007 compared to the third quarter of 2006. In the United States, the first nine months of 2007 ICD net sales of $658.3 million increased 11% over the same period last year. Internationally, the first nine months of 2007 ICD net sales of $288.9 million increased approximately 32% compared to the first nine months of 2006. Foreign currency translation had a $17.6 million positive impact on international ICD net sales during the first nine months of 2007 compared to the same period in 2006.

Pacemaker net sales increased nearly 9% and 11% in the third quarter and first nine months of 2007, respectively, driven by strong volume growth, which was also broad-based across both U.S. and international markets. In the United States, third quarter 2007 pacemaker net sales of $131.0 million increased 6% over the same period last year. Internationally, third quarter 2007 pacemaker net sales of $138.8 million increased 11% compared to the third quarter of 2006. Foreign currency translation had a $6.9 million positive impact on international pacemaker net sales in the third quarter of 2007 compared to the third quarter of 2006. In the United States, the first nine months of 2007 pacemaker net sales of $380.3 million increased nearly 10% over the same period last year. Internationally, the first nine months of 2007 pacemaker net sales of $404.1 million increased 11% compared to the first nine months of 2006. Foreign currency translation had a $19.8 million positive impact on international pacemaker net sales in the first nine months of 2007 compared to the first nine months of 2006.

Cardiovascular

	Three Months Ended			Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006	% Change	September 29, 2007	September 30, 2006	% Change
Vascular closure devices	$84,579	$83,607	1.2%	$263,457	$254,576	3.5%
Heart valve products	68,374	63,793	7.2%	215,816	204,043	5.8%
Other cardiovascular products	35,048	30,533	14.8%	106,044	95,023	11.6%
	$188,001	$177,933	5.7%	$585,317	$553,642	5.7%

Cardiovascular net sales increased nearly 6% in both the third quarter and first nine months of 2007 compared to the same periods one year ago. CV net sales for both the third quarter and first nine months of 2007 were favorably impacted by strong volume growth for tissue heart valves and other cardiovascular products. Foreign currency translation had a favorable impact on CV net sales of approximately $4.3 million and $12.7 million, respectively, in the third quarter and first nine months of 2007 compared with these same periods in 2006. Net sales of vascular closure devices increased 1% and nearly 4% during the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006, as Angio-Seal™ volume growth was relatively flat but continues to be the market share leader in the vascular closure device market. Heart valve net sales increased over 7% and nearly 6% during the third quarter and first nine months of 2007, respectively, over the same periods in 2006 due primarily to an increase in tissue heart valve sales which continue to be partially offset by declines in mechanical heart valve net sales. Additionally, net sales of other cardiovascular products increased $4.5 million and $11.0 million during the third quarter and first nine months of 2007, respectively, over the same periods in 2006 due to increased sales volumes.

Atrial Fibrillation

	Three Months Ended			Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006	% Change	September 29, 2007	September 30, 2006	% Change
Atrial fibrillation products	$100,325	$81,232	23.5%	$293,481	$235,069	24.8%

Atrial Fibrillation net sales increased nearly 24% and 25% during the third quarter and first nine months of 2007, respectively, when compared to the same periods one year ago. The increases in AF net sales were driven by strong volume growth from continued market acceptance of device-based ablation procedures to treat the symptoms of atrial fibrillation. Our access, diagnosis, visualization and ablation products assist physicians in diagnosing and treating atrial fibrillation and other irregular heart rhythms. Foreign currency translation had a favorable impact on AF net sales of approximately $2.3 million and $7.0 million, in the third quarter and first nine months of 2007, respectively, as compared with these same periods in 2006.

Neuromodulation

	Three Months Ended			Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006	% Change	September 29, 2007	September 30, 2006	% Change
Neurostimulation devices	$50,901	$43,348	17.4%	$150,771	$128,807	17.1%

Neuromodulation net sales increased approximately 17% in both the third quarter and first nine months of 2007, respectively, when compared to the same prior year periods. The increases in Neuro net sales were driven by continued growth in the market for neurostimulation devices.

RESULTS OF OPERATIONS

Net sales

	Three Months Ended			Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006	% Change	September 29, 2007	September 30, 2006	% Change
Net sales	$926,840	$821,278	12.9%	$2,761,154	$2,438,616	13.2%

Overall, net sales increased approximately 13% in both the third quarter and first nine months of 2007 compared to the same periods one year ago. Net sales growth was favorably impacted by strong volume growth, driven by CRM and AF product sales. Additionally, foreign currency translation had a favorable impact on the third quarter and first nine months of 2007 of $19.8 million and $58.2 million, respectively, due primarily to the strengthening of the Euro against the U.S. Dollar. These amounts are not indicative of the net earnings impact of foreign currency translation for the third quarter and first nine months of 2007 due to partially offsetting unfavorable foreign currency translation impacts on cost of sales and operating expenses.

Net sales by geographic location of the customer were as follows (in thousands):

	Three Months Ended		Nine Months Ended
Net sales	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
United States	$526,171	$480,460	$1,565,427	$1,428,611
International
Europe	215,026	183,814	673,481	552,130
Japan	82,070	74,174	224,236	213,939
Other (a)	103,573	82,830	298,010	243,936
	400,669	340,818	1,195,727	1,010,005
	$926,840	$821,278	$2,761,154	$2,438,616

(a) No one geographic market is greater than 5% of consolidated net sales.

Gross profit

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Gross profit	$681,981	$580,991	$2,024,295	$1,762,918
Percentage of net sales	73.6%	70.7%	73.3%	72.3%

Gross profit for the third quarter of 2007 totaled $682.0 million, or 73.6% of net sales, compared to $581.0 million, or 70.7% of net sales, for the third quarter of 2006. Gross profit for the first nine months of 2007 totaled $2,024.3 million, or 73.3% of net sales, compared to $1,762.9 million, or 72.3% of net sales, for the first nine months of 2006. Although restructuring special charges negatively impacted gross profit percentages for the third quarter and first nine months of 2006 by 1.9 and 0.6 percentage points, respectively, gross profit percentages for both the third quarter and first nine months of 2007 reflect increased manufacturing efficiencies, partially offset by increased diagnostic equipment depreciation expense resulting from the continuing rollout of the MerlinTM programmer platform for our ICDs and pacemakers.

Selling, general and administrative (SG&A) expense

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Selling, general and administrative	$337,823	$290,424	$1,014,857	$875,654
Percentage of net sales	36.4%	35.4%	36.8%	35.9%

SG&A expense for the third quarter of 2007 totaled $337.8 million, or 36.4% of net sales, compared to $290.4 million, or 35.4% of net sales, for the third quarter of 2006. SG&A expense for the first nine months of 2007 totaled $1,014.9 million, or 36.8% of net sales, compared to $875.7 million, or 35.9% of net sales, for the first nine months of 2006. The increase in SG&A expense as a percent of net sales reflects the investments made in expanding our U.S. selling organization infrastructure and market development programs which began in the second quarter of 2006.

Research and development (R&D) expense

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Research and development expense	$117,027	$108,674	$352,443	$322,772
Percentage of net sales	12.6%	13.2%	12.8%	13.2%

R&D expense in the third quarter of 2007 totaled $117.0 million, or 12.6% of net sales, compared to $108.7 million, or 13.2% of net sales, for the third quarter of 2006. R&D expense in the first nine months of 2007 totaled $352.4 million, or 12.8% of net sales, compared to $322.8 million, or 13.2% of net sales, for the first nine months of 2006. While 2007 R&D expense as a percent of net sales decreased compared to 2006, total R&D expense in absolute terms increased over 7% compared to the same prior year periods, reflecting our continuing commitment to fund future long-term growth opportunities.

Other income (expense), net

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Interest income	$909	$1,066	$2,039	$8,771
Interest expense	(7,997)	(9,796)	(32,811)	(25,650)
Other	(537)	(429)	7,529	1,797
Total other income (expense), net	$(7,625)	$(9,159)	$(23,243)	$(15,082)

The favorable change in other income (expense) during the third quarter of 2007 compared to the third quarter of 2006 resulted from lower interest expense from lower interest rates on our average outstanding debt balances, primarily driven by our 1.22% Convertible Debentures issued in April 2007. The unfavorable change in other income (expense) during the first nine months of 2007 compared to the first nine months in 2006 resulted from higher interest expense driven by higher average debt balances in 2007. During the first quarter of 2007, we borrowed $350.0 million under an interim liquidity facility and issued additional commercial paper to finance the repurchase of approximately $700 million of our common stock. These borrowings were repaid in April 2007 with proceeds from the issuance of $1.2 billion aggregate principal amount of 1.22% Convertible Debentures. The decrease in interest income for the third quarter and first nine months of 2007 was due to lower average invested cash balances compared to the same periods one year ago. Other income for the first nine months of 2007 primarily relates to a realized gain of $7.9 million on the sale of our Conor Medical, Inc. common stock investment in the first quarter of 2007.

Income taxes

	Three Months Ended		Nine Months Ended
(as a percent of pre-tax income)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Effective tax rate	27.0%	24.5%	26.4%	25.7%

Our effective income tax rate was 27.0% and 24.5% for the third quarter of 2007 and 2006, respectively, and 26.4% and 25.7% for the first nine months of 2007 and 2006, respectively. The $22.0 million after-tax special charge associated with restructuring activities during the third quarter of 2006 favorably impacted the effective tax rate for the first nine months of 2006 by 3.5 percentage points. The after-tax special charge of $21.9 million associated with our settlement of a patent litigation matter in the second quarter of 2007 favorably impacted the effective tax rate for the first nine months of 2007 by 0.6 percentage points.

We adopted FIN 48, a new accounting standard, at the beginning of fiscal year 2007. This accounting standard is not expected to materially impact our fiscal 2007 effective tax rate (see Notes 2 and 12 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details on the impact of the adoption of this accounting standard).

LIQUIDITY

We believe that our existing cash balances, available borrowings and future cash generated from operations will be sufficient to meet our working capital and capital investment needs over the next twelve months and in the foreseeable future thereafter. Should suitable investment opportunities arise, we believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital, if necessary. Primary short-term liquidity needs are provided through our commercial paper program, for which credit support is provided by a long-term $1.0 billion committed credit facility.

At September 29, 2007, our short-term credit ratings were A2 from Standard & Poor’s and P2 from Moody’s. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.

At September 29, 2007, substantially all of our cash and cash equivalents were held by our non-U.S. subsidiaries. These funds are only available for use by our U.S. operations if they are repatriated into the United States. We are not dependent on the repatriation of these funds to meet our future cash flow needs. We have sufficient access to capital markets to meet currently anticipated growth in operations and to fund potential acquisition and investment funding needs.

A summary of our cash flows from operating, investing and financing activities is provided in the table below (in thousands):

	Nine Months Ended
	September 29,	September 30,
	2007	2006
Net cash provided by (used in):
Operating activities	$486,728	$409,840
Investing activities	(228,871)	(238,256)
Financing activities	(253,117)	(642,155)
Effect of currency exchange rate changes on cash and cash equivalants	5,420	6,292
Net increase (decrease) in cash and cash equivalants	$10,160	$(464,279)

Operating Cash Flows

Cash provided by operating activities was $486.7 million in the first nine months of 2007 compared to $409.8 million in the first nine months of 2006. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable and accounts payable. Operating cash flows improved during the first nine months of 2007 compared to the same prior year period due to less cash used for accounts payable and accrued expenses as well as increased net earnings driven by net sales growth in our CRM and AF operating segments.

As of September 29, 2007, accounts receivable and inventory increased $66.3 million and $39.0 million, respectively, from December 30, 2006. We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). These measures may not be computed the same as similarly titled measures used by other companies. Accounts receivable increased in the first nine months of 2007 from higher sales volume, and our DSO (ending net accounts receivable divided by average daily sales for the quarter) increased slightly to 97 days at September 29, 2007 compared to 93 days at December 30, 2006. We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. Inventory increased to support new CRM product introductions as well as to support our increased sales volumes. As a result, DIOH (ending net inventory divided by average daily cost of sales for the most recent six months) increased to 182 days at September 29, 2007 from 178 days at December 30, 2006. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels.

Investing Cash Flows

Cash used in investing activities was $228.9 million in the first nine months of 2007 compared to $238.3 million in the same period last year. Our purchases of property, plant and equipment, which totaled $211.9 million and $198.5 million in the first nine months of 2007 and 2006, respectively, primarily reflect our continued investment in our CRM and AF operating segments to support the product growth platforms currently in place. We acquired various businesses involved in the distribution of our products for aggregate cash consideration of $11.7 million and $21.6 million in the first nine months of 2007 and 2006, respectively. Additionally, during the first quarter of 2007, we received proceeds of $12.9 million upon liquidating our minority interest in Conor Medical Inc., as a result of its acquisition by Johnson and Johnson, Inc.

Financing Cash Flows

Cash used in financing activities was $253.1 million in the first nine months of 2007 compared to $642.2 million in the first nine months of 2006. Our financing cash flows can fluctuate significantly depending upon our liquidity needs and the amount of stock option exercises. We repurchased approximately $1.0 billion of our common stock during the first six months of 2007, which was financed through a portion of the proceeds from the issuance of $1.2 billion of 1.22% Convertible Debentures, proceeds from the issuance of commercial paper and borrowings under an interim liquidity facility. Approximately $700 million of proceeds from the issuance of 1.22% Convertible Debentures were used to repay commercial paper borrowings and borrowings under an interim liquidity facility. We also used $101.0 million of proceeds from the issuance of our 1.22% Convertible Debentures to purchase a call option to receive shares of our common stock. See Debt and Credit Facilities section below for a more detailed discussion of our call option purchase. As a result of more stock option exercises in the first nine months of 2007 compared to the same period last year, financing cash flows for the first nine months of 2007 were favorably impacted by higher proceeds from the exercise of stock options and larger excess tax benefits from stock option exercises compared to the same period last year. In the second quarter of 2006, we repurchased $700.0 million of our common stock. These 2006 stock repurchases were primarily financed through proceeds from the issuance of commercial paper.

DEBT AND CREDIT FACILITIES

Total debt increased to $1,414.1 million at September 29, 2007 from $859.4 million at December 30, 2006 primarily due to the issuance of $1.2 billion of 1.22% Convertible Debentures in April 2007.

We had $28.0 million of commercial paper outstanding at September 29, 2007 which bears interest at a weighted average effective interest rate of 6.0% and has a weighted average original maturity of 30 days. Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. Any future commercial paper borrowings we make would bear interest at the applicable current market rates. We have a long-term $1.0 billion committed credit facility that we may draw on to support our commercial paper program and for general corporate purposes. Borrowings under this facility bear interest at the United States Dollar London InterBank Offered Rate (LIBOR) plus 0.27%, or in the event over half of the facility is drawn on, LIBOR plus 0.32%. The interest rate is subject to adjustment in the event of a change in our credit ratings.

During the first quarter of 2007, we had borrowed $350.0 million under an interim liquidity facility to finance a portion of the common stock repurchases made during that period. On April 25, 2007, this facility expired and we repaid the related outstanding borrowings using a portion of the proceeds from the issuance of the 1.22% Convertible Debentures. Interest payments related to the 1.22% Convertible Debentures are required on a semi-annual basis. We may be required to repurchase some or all of the 1.22% Convertible Debentures for cash upon the occurrence of certain corporate transactions. The 1.22% Convertible Debentures are convertible under certain circumstances for cash and shares of our common stock, if any, at an initial conversion rate of 19.2101 shares of our common stock per $1,000 principal amount of the 1.22% Convertible Debentures (equivalent to an initial conversion price of approximately $52.06 per share). Upon conversion, we are required to satisfy up to 100% of the principal amount of the 1.22% Convertible Debentures solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock, cash or a combination of common stock and cash, at our election. See Note 5 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details on the 1.22% Convertible Debentures.

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

We had $5.5 million of 2.80% Convertible Senior Debentures due 2035 (2.80% Convertible Debentures) outstanding at both September 29, 2007 and December 30, 2006. We have the right to redeem some or all of the 2.80% Convertible Debentures for cash at any time. We also may be required to repurchase some or all of the remaining outstanding 2.80% Convertible Debentures for cash on various dates after December 15, 2008 or upon the occurrence of certain events. The 2.80% Convertible Debentures are convertible into less than 0.1 million shares of our common stock if the price of our common stock exceeds $64.51 per share.

We had 1.02% Yen-denominated notes in Japan (Yen Notes) totaling 20.9 billion Yen, or $180.6 million at September 29, 2007 and $175.5 million at December 30, 2006. Interest payments are required on a semi-annual basis and the entire principal balance is due in May 2010. The principal amount recorded on our balance sheet fluctuates based on the effects of foreign currency translation.

Our $1.0 billion committed credit facility and Yen Notes contain certain operating and financial covenants. Specifically, the credit facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 55% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the credit facility and the Yen Notes we also have certain limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. We were in compliance with all of our debt covenants during the first nine months of 2007.

SHARE REPURCHASES

On January 25, 2007, the Board of Directors authorized a share repurchase program of up to $1.0 billion of our outstanding common stock. We began making repurchases under this program on January 29, 2007 and completed the repurchases under the program on May 8, 2007. In total, we repurchased 23.6 million shares for approximately $1.0 billion – $775.3 million of shares in the open market and $224.6 million of shares through a private block trade in connection with the issuance of the 1.22% Convertible Debentures.

COMMITMENTS AND CONTINGENCIES

We have certain contingent commitments to acquire various businesses involved in the distribution of our products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of September 29, 2007, we could be required to pay approximately $149 million in future periods to satisfy such commitments. A description of our contractual obligations and other commitments is contained in Part II, Item 7A, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2006 Annual Report on Form 10-K. As of September 29, 2007, there have been no significant changes in our contractual obligations and other commitments as previously disclosed in our 2006 Annual Report on Form 10-K other than those set forth in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contingencies of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. We have no off-balance sheet financing arrangements other than that previously disclosed in our 2006 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. Our significant legal proceedings are discussed in Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENTS

In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast,” “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in Part I, Item 1A, Risk Factors of our 2006 Annual Report on Form 10-K and in Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the list below.

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

8.

Declining industry-wide sales caused by product recalls or advisories by our competitors that result in loss of physician and/or patient confidence in the safety, performance or efficacy of sophisticated medical devices in general and/or the types of medical devices recalled in particular.

9.

Changes in laws, regulations or administrative practices affecting government regulation of our products, such as Food and Drug Administration laws and regulations that increase the time and/or expense of obtaining approval for products or impose additional burdens on the manufacture and sale of medical devices.

10.

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

11.	Difficulties obtaining, or the inability to obtain, appropriate levels of product liability insurance.
12.	The ability of our Silzone® product liability insurers to meet their obligations to us.
13.

Serious weather or other natural disasters that cause damage to the facilities of our critical suppliers or one or more of our facilities, such as an earthquake affecting our facilities in California or a hurricane affecting our facility in Puerto Rico.

14.	Healthcare industry consolidation leading to demands for price concessions or the exclusion of some suppliers from significant market segments.
15.

Adverse developments in investigations and governmental proceedings, including the investigation of business practices in the cardiac rhythm management industry by the U.S. Attorney’s Office in Boston.

16.	Adverse developments in litigation, including product liability litigation, patent or other intellectual property litigation or shareholder litigation.
17.	Inability to successfully integrate the businesses that we have acquired in recent years and that we plan to acquire.
18.	Failure to successfully complete clinical trials for new indications for our products and failure to successfully develop markets for such new indications.
19.	Changes in accounting rules that adversely affect the characterization of our results of operations, financial position or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 30, 2006 in our market risk. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2006 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

As of September 29, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2007.

During the fiscal quarter ended September 29, 2007, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There has been no material change in the risk factors set forth in our 2006 Annual Report on Form 10-K other than those set forth in Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. For further information, see Part I, Item 1A, Risk Factors of our 2006 Annual Report on Form 10-K and Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.

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

ST. JUDE MEDICAL, INC.
November 2, 2007	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

_________________

# Filed as an exhibit to this Quarterly Report on Form 10-Q.