Form 10-K
period 2007-12-29
ST JUDE MEDICAL INC
filed 2008-02-27
CIK 203077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $14.0 billion at June 29, 2007 (the last trading day of the registrant’s most recently completed second fiscal quarter), when the closing sale price of such stock, as reported on the New York Stock Exchange, was $41.49 per share.

The registrant had 344,018,717 shares of its $0.10 par value Common Stock outstanding as of February 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 29, 2007, are incorporated by reference into Parts I and II. Portions of the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.  BUSINESS

General

St. Jude Medical, Inc. develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management, cardiology and cardiac surgery and atrial fibrillation therapy areas and implantable neurostimulation devices for the management of chronic pain. Our four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF), and Advanced Neuromodulation Systems (ANS). At the beginning of our 2007 fiscal year, we combined our former Cardiac Surgery and Cardiology operating segments to form the CV operating segment which focuses on the cardiac surgery and cardiology therapy areas. Our principal products in each operating segment are as follows: CRM –tachycardia implantable cardioverter defibrillator systems (ICDs) and bradycardia pacemaker systems (pacemakers); CV – vascular closure devices and heart valve replacement and repair products; AF – electrophysiology (EP) introducers and catheters, advanced cardiac mapping and navigation systems and ablation systems; and ANS – neurostimulation devices. References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us,” and “our” are to St. Jude Medical, Inc. and its subsidiaries.

We market and sell our products through both a direct sales force and independent distributors. The principal geographic markets for our products are the United States, Europe, Japan and Asia Pacific. St. Jude Medical was incorporated in Minnesota in 1976.

We aggregate our four operating segments into two reportable segments based primarily upon their similar operational and economic characteristics: CRM/ANS and CV/AF. Our performance by reportable segment is included in Note 12 of the Consolidated Financial Statements in the Financial Report included in our 2007 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

The table below shows net sales and percentage of total net sales contributed by each of our four operating segments for the  fiscal years 2007, 2006, and 2005:

Net Sales (in thousands)	2007	2006	2005
Cardiac Rhythm Management	$2,368,081	$2,055,765	$1,924,846
Cardiovascular	790,630	741,612	711,642
Atrial Fibrillation	410,672	325,707	253,810
Advanced Neuromodulation Systems*	209,894	179,363	24,982
	$3,779,277	$3,302,447	$2,915,280

Percentage of Total Net Sales	2007	2006	2005
Cardiac Rhythm Management	62.7%	62.2%	66.0%
Cardiovascular	20.9%	22.5%	24.4%
Atrial Fibrillation	10.9%	9.9%	8.7%
Advanced Neuromodulation Systems*	5.5%	5.4%	0.9%

* In connection with the acquisition of ANS, fiscal year 2005 net sales include less than two months of sales activity.

Principal Products

Cardiac Rhythm Management:  Cardiac Rhythm Management focuses on the research, development and manufacture of products for cardiac arrhythmias, or irregular heart beats. We introduced more than 20 new products in 2007, including: ICDs to provide life-saving therapy to patients suffering from lethal heart conditions such as sudden cardiac arrest; cardiac resynchronization therapy (CRT) devices to save and improve the lives of heart failure (HF) patients; pacemakers to help people whose hearts beat too slowly or who suffer from other cardiac arrhythmias; and leads, which connect our devices to the heart and carry the electrical impulses to the heart and information from the heart back to the device. Additionally, our programmers are used by physicians and healthcare professionals to program and analyze data from ICDs and pacemakers.

Our ICDs treat patients with hearts that beat inappropriately fast, a condition known as tachycardia. ICDs monitor the heartbeat and deliver higher energy electrical impulses, or “shocks,” to terminate ventricular tachycardia (VT) and ventricular fibrillation (VF). In VT, the lower chambers of the heart contract at an abnormally rapid rate and typically deliver less blood to the body’s tissues and organs. VT can progress to VF, in which the heart beats so rapidly and erratically that it can no longer pump blood. ICDs are typically implanted pectorally, below the collarbone, connected to the heart by leads.

Our latest ICD offerings include the Current™ RF (radio frequency) VR/DR, which the U.S. Food and Drug Administration (FDA) approved in November 2007. These devices are available in both standard and high energy versions and feature wireless telemetry. Other ICD offerings include the Epic® II+ DR (FDA approved in March 2006) and high energy Atlas® II+ DR and Atlas® II VR/DR ICDs (FDA approved in July 2006) that offer our unique vibratory patient alert feature designed for greater patient safety and enhanced telemetry speeds to facilitate faster patient follow-ups. We received FDA approval and European CE Mark of the Epic®+ VR/DR ICDs in April 2003, and FDA approval and European CE Mark of the Atlas®+ VR/DR ICDs in October 2003. The Epic® ICD family devices are the Company’s smallest line of ICDs and deliver 30 joules of energy. The Atlas®+ ICD family devices offer high energy and small size without compromising charge times, longevity or feature set flexibility. The Current™ RF DR, Epic® II+ DR ICD, Epic®+ DR ICD, Atlas® II +DR ICD and the Atlas®+ DR ICD contain St. Jude Medical’s AF Suppression™ algorithm, which is clinically proven to reduce atrial fibrillation burden.

The Promote™ RF family of devices was FDA approved in November 2007. These cardiac resynchronization therapy-defibrillator (CRT-D) devices are available in both standard and high energy versions, and feature wireless telemetry and include many of the same advanced features of the Current™ RF. Other CRT offerings include the Atlas® II+ HF (FDA approved in December 2006). In 2004, we received FDA approval for our first line of products designed to treat heart failure. These products included the Atlas®+ HF, a high output CRT-D with 36 joules delivered and 42 joules stored; the Epic® HF, with 30 joules delivered; the Aescula™ Model 1055K left-ventricular lead; and the QuickSite® Models 1056T and 1056K, left-ventricular leads with less than a 1% dislodgment rate. Our other CRT-D product offerings include the Epic® II HF (FDA approved in March 2006) and high energy Atlas® II HF CRT-Ds (FDA approved in July 2006), which both contain the same unique patient vibratory alert and enhanced telemetry technology found in our Atlas® II VR/DR family of ICDs.

St. Jude Medical’s QuickOpt™ Timing Cycle Optimization technology was FDA approved in July 2006 and provides for automatic optimized ventricle to ventricle (V-V) and atria to ventricle (A-V) timing in all St. Jude Medical CRT-Ds and dual-chamber ICDs.

Our ICDs are used with the single and dual-shock electrode transvenous defibrillation leads. Our latest ICD lead offering is the Durata™ high voltage lead (FDA approved in January 2008), which features a soft silicone tip and curved RV coil designed to further improve implant performance. The Durata™ leads, along with the Riata® ST Optim™ leads (FDA approved in July 2006), are small-diameter ICD leads and feature our exclusive Optim™ insulation material that combines the durability of polyurethane and the softness of silicone. Optim™ insulation material was designed specifically for high and low voltage cardiac pacing leads. The Riata® leads are an advanced family of small-diameter, steroid-eluting, active or passive fixation defibrillation leads. The Riata® integrated bipolar single and dual-shock leads were FDA approved and launched in April 2004 and received European CE Mark in May 2004.

Our QuickSite® Bipolar Model 1056T left-ventricular lead was launched in Europe in December 2004 and in the United States in mid-2005. In December 2007 we released the QuickFlex™ family of LV leads in the United States and Europe.

Our pacemakers treat patients with hearts that beat too slowly, a condition known as bradycardia. Similar to ICDs, pacemakers are typically implanted pectorally, monitor the heart’s rate and, when necessary, deliver low-voltage electrical impulses that stimulate an appropriate heartbeat. Single-chamber pacemakers sense and stimulate only one chamber of the heart (atrium or ventricle), while dual-chamber devices can sense and pace in both the upper atrium and lower ventricle chambers. Bi-ventricular pacemakers can sense and pace in three chambers (atrium and both ventricle chambers).

Our current pacing products include the new Zephyr™ family of pacemakers, Victory® product line as well as Team ADx® pacemakers, a group comprised of the Identity® ADx, Integrity® ADx and Verity™ ADx families of devices.

The Zephyr™ family of pacemakers (FDA approved in May 2007) includes automaticity features to simplify device follow-up. All standard follow-up tests may be done automatically by the device. The Zephyr™ family of pacemakers includes functionality to reduce unnecessary ventricular pacing.

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

The Identity® DR and Identity® XL DR devices were approved by the FDA in November 2001, with the rest of the Team ADx™ devices receiving FDA approval in May 2003. The Team ADx devices received European CE Mark in August 2003. The Identity® ADx family models maintain the therapeutic features of previous St. Jude Medical pacemakers, including the AF Suppression™ algorithm and the Beat-by-Beat™ AutoCapture™ Pacing System. This family offers atrial tachycardia and atrial fibrillation arrhythmia diagnostics. The Integrity® ADx devices offer programmable electrograms. These features are designed to help physicians better manage pacemaker patients suffering from atrial fibrillation – the world’s most common cardiac arrhythmia. We also offer the Microny® II SR+ and Microny® K. These small-sized pacemakers are available worldwide. Another pacemaker, the Regency®, is offered outside of the United States.

All of our available pacemaker families offer the unique Beat-by-Beat™ AutoCapture™ Pacing System. The AutoCapture™ Pacing System enables the pacemaker to monitor every paced beat to verify that the heart has been stimulated (known as capture), delivers a back-up pulse in the event of noncapture, continuously measures threshold (the amount of voltage necessary to stimulate the heart muscle), and makes adjustments in energy output to match changing patient needs. In addition, the Identity® ADx, Integrity® ADx and Identity® pacemakers include St. Jude Medical’s AF Suppression™ Algorithm.

We also market low-voltage device-based ventricular resynchronization systems (bi-ventricular) designed for the treatment of heart failure and suppression of atrial fibrillation. Within the United States, our Frontier II™ CRT-P (cardiac resynchronization therapy-pacing) (FDA approved in August 2004 and CE Mark approved in September 2004) is a bi-ventricular pacing device indicated for use in patients with chronic atrial fibrillation who have been treated with atrioventricular nodal ablation. For placement of these leads, we provide the following delivery systems and accessories: the CPS Direct™, CPA Aim™, CPS Luminary™, Alliance™, Seal-Away™ CS and Apeel™ Catheter Delivery Systems, and the CPS Venture™ wire.

Our current pacing leads include the Tendril® ST Optim, Tendril ST, and Tendril® SDX (models 1688, 1488, 1788 and 1782) lead families and the IsoFlex® S, IsoFlex P and Passive Plus® DX passive-fixation lead families, all available worldwide. All these lead families feature steroid elution, which helps suppress the body’s inflammatory response to a foreign object.

Our pacemakers and ICDs interact with an external device referred to as a programmer. A programmer has two general functions. First, a programmer is used at the time of pacemaker and ICD implants to establish the initial therapeutic settings of these devices as determined by the physician. A programmer is also used for follow-up patient visits, which usually occur every three to 12 months based on patient need, to download stored diagnostic information from the implanted devices and to verify appropriate therapeutic settings. Since the introduction of programmable pacemakers in about 1977, all pacemaker manufacturers, including St. Jude Medical, have retained title to their programmers which are used by their field sales force or by physicians and nurses or technicians.

In April 2006, we received FDA approval for the first software module of our Merlin™ Patient Care System, a universal programmer for St. Jude Medical ICDs and pacemakers. This completely redesigned programmer has a larger display, built-in full-size printer, touch screen and advanced new user interface. The programmer is a result of detailed customer research activities to optimize ease of use and to set new standards for efficient and effective in-clinic follow-up.

St. Jude’s Model 3510 universal series pacemaker and ICD programmer is an easy-to-use programmer that supports our pacemakers and ICDs. The Model 3510 universal series programmer allows the physician to utilize the diagnostic and therapeutic capabilities of our pacemakers and ICDs.

In addition to the programmer, physicians can monitor and follow-up devices implanted in patients and monitor patient status using the Merlin.netTM Patient Care Network. The latest version of this system (v2.5) was launched in the United States in December 2007. This system allows patients to use their HouseCall Transmitters to send data stored in Epic/Atlas ICD and CRT-D devices to an internet site for retrieval by their physician through standard analog or DSL telephone lines. Physicians can better manage their increased number of ICD patients by conducting remote follow-up sessions, thereby increasing efficiency. Additionally, patient flexibility is enhanced by the reduction in the number of office visits required.

Cardiovascular:   At the beginning of our 2007 fiscal year, we formed the Cardiovascular Division by combining our former Cardiac Surgery and Cardiology Divisions. We offer both mechanical and tissue replacement heart valves as well as heart valve repair products. Additionally, we offer specialized disposable interventional devices, including vascular closure devices, patent foramen ovale (PFO) closure devices, embolic protection systems, wire control catheters, percutaneous catheter introducers, diagnostic guidewires and temporary bipolar pacing catheters.

Heart valve replacement or repair may be necessary because the native heart valve has deteriorated due to congenital defects or disease. Heart valves facilitate blood flow from the chambers of the heart throughout the entire body. St. Jude Medical® mechanical heart valves have been implanted in over 1.7 million patients worldwide. The SJM Regent® mechanical heart valve was approved for sale in Europe in December 1999 and received FDA approval for U.S. market release in March 2002. In 2007, we received FDA approval for United States market release of the Epic™ stented tissue heart valve and initiated the Trifecta™ stented tissue heart valve United States Investigational Device Exemption (IDE) clinical trial. Additionally, we market the Biocor® stented tissue heart valve in the United States. Outside the United States, we market the Epic™ stented tissue heart valve and the Biocor® stented tissue valve. The Epic™ tissue valve offers our customers a tissue valve with an anti-calcification treatment.

Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral heart valves. We offer a line of heart valve repair products, including the semi-rigid SJM® Séguin annuloplasty ring, the fully flexible SJM Tailor® annuloplasty ring and a St. Jude Medical® rigid saddle-shaped annuloplasty ring.

Our vascular closure devices are used to close femoral artery puncture sites following percutaneous coronary interventions, diagnostic procedures and certain peripheral procedures. In 2006, we launched the Angio-SealTM VIP vascular closure system worldwide. In addition to the performance and ease of use benefits offered from Angio-SealTM STS Plus, Angio-SealTM VIP features a larger collagen footprint and smoother deployment.

During 2005, we launched the Premere™ PFO Closure System (Premere™ system) in Europe. A PFO is a congenital flap, or tunnel, that exists between the left and right atrium of the heart. Currently, certain physicians believe there may be a link between a PFO and the occurrence of migraine headaches. The Premere™ system is being investigated in the United States under an IDE clinical trial to determine if there is a reduction in the occurrence of migraine headaches between patients that have their PFO closed with the Premere™ system versus those that do not have their PFO closed. This trial was initiated in 2006. The Premere™ system differs from other currently available systems today. The key differences are the presence of independent anchors that allow the system to conform to the anatomy, an adjustable tether that adapts to PFO tunnels of varying lengths and a smaller surface area in the left side of the heart which may reduce the likelihood of embolization.

During 2006, we received approval to market our Proxis™ Embolic Protection System (Proxis™ system) in the United States and Europe. The system was launched in Europe in 2006 and the United States in 2007. The Proxis™ system provides embolic protection for saphenous vein grafts by placing the device proximal to the lesion. As opposed to distal systems, the Proxis™ system provides protection during guidewire crossing, side branches protection as well as unlimited debris capture. The system can also be used for those patients ineligible for distal filter systems due to anatomical considerations.

In 2006, we also launched worldwide the Venture™ Rx (Rapid Exchange) Wire Control catheter. This product provides the physician with the ability to navigate tortuous coronary anatomy by having a 90 degree deflectable tip as well as providing additional guidewire support that may be helpful for crossing chronic total occlusions.

Percutaneous catheter introducers are used to create passageways for cardiovascular catheters from outside the human body through the skin into a vein, artery or other location inside the body. Our percutaneous catheter introducer portfolio consists primarily of peel-away and non peel-away sheaths, sheaths with and without hemostasis valves, dilators, guidewires, repositioning sleeves and needles. These products are offered in a variety of sizes and packaging configurations. Diagnostic guidewires, such as the GuideRight™ and HydroSteer™ guidewires, are used in conjunction with percutaneous catheter introducers to aid in the introduction of intravascular catheters. Our diagnostic guidewires are available in multiple lengths and incorporate a surface finish for lasting lubricity.

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

Atrial Fibrillation:   Atrial fibrillation is a rapid and inconsistent heart rhythm that occurs in the upper chambers of the heart. People suffering from atrial fibrillation may experience fatigue and shortness of breath, and atrial fibrillation has been shown to increase the risk of stroke. Atrial fibrillation and other irregular heart rhythms such as atrial flutter and Wolff-Parkinson-White Syndrome are often managed with medications that palliate the symptoms of the irregular heartbeat. We are committed to developing device-based ablation therapies for these conditions that offer the potential for a cure.

We provide a complete system of products – for access, diagnosis, visualization and ablation - that assist physicians in diagnosing and treating various irregular heart rhythms. Our products are designed to be used in the EP lab and cardiac surgery.

Our access products enable clinicians to facilitate the percutaneous delivery of diagnostic and ablation catheters to areas of the heart where arrhythmias occur. These products include, among others, our Swartz™ and Swartz™ Braided Transseptal fixed-curve introducers which are designed to guide catheters to precise locations in the left atrium. In addition, our Agilis™ NxT Steerable Introducer (FDA approved in July 2006) enables flexible mobility and stability of catheters in the heart while reducing the outside diameter of the introducer.

For diagnosing arrhythmias percutaneously, we offer a portfolio of fixed-curve and steerable catheters. Our Response™ and Supreme™ fixed curve catheters gather electrical information from the heart that indicates what may be causing an arrhythmia. Our steerable product lines include Livewire™, Reflexion™ Spiral (FDA approved in October 2006), and Inquiry™ Optima™ PLUS (FDA approved in March 2006). These catheters allow clinicians to move the catheter tip in precise movements in order to diagnose the more anatomically challenging areas within the heart. In addition, our EnSite Array™ Non-contact Mapping Catheter works with the EnSite® System, enabling physicians to record electrical activity for a number of arrhythmias and is especially well suited to quickly mapping complex and unstable arrhythmias in a single heartbeat without touching the walls of the patient’s heart.

Our EnSite® System is a mapping and navigation system that, when used in conjunction with the EnSite® Array Non-contact Mapping Catheter or EnSite NavX™ Navigation and Visualization System, creates three-dimensional (3D) cardiac models, shows catheters moving within those models, and allows physicians to map and visualize electrical activity in the heart. During the second quarter of 2007, we launched the EnSite® System Version 7.0 software platform. EnSite Version 7.0 enables the creation of cardiac models with a high level of detail while also providing for improved reproducibility. During 2007, we also launched the EnSite Fusion™ Registration Module, a software expansion module for our EnSite® System that registers the EnSite NavX™ 3D model to a segmented computed tomography (CT) image of cardiac anatomy, allowing for additional detailed levels of cardiac anatomy to be visualized and navigated within one image during an ablation procedure.

We offer two general ablation product lines which focus on disabling abnormal tissue that causes or perpetuates arrhythmias: ablation catheters, which are used as part of a percutaneous procedure and are designed to apply RF energy to the inside of the heart; and surgical cardiac ablation devices, which are used to ablate cardiac tissue from the epicardium (outside the heart). Our Livewire™ TC Ablation Catheters include uni- and bi-directional models that offer stability and excellent tissue contact with cardiac tissue. Our Safire™ Bi-directional Ablation Catheter product line offers a comprehensive range of catheter tip sizes (4mm and 5mm, FDA approved in August 2006; and 8mm, FDA approved in October 2007) and curve configurations and is built on our ComfortGrip™ handle platform that is designed for physician comfort and control during EP procedures. Our Therapy™ line of ablation catheters also provides a range of curve options and temperature control. When used with our IBI-1500 series Cardiac Ablation Generators, power can be effectively managed for the creation of longer ablation lines.

Our surgical cardiac ablation product line, the Epicor™ Cardiac Ablation System (Epicor™ System), creates cardiac ablation lesions by applying high intensity focused ultrasound (HIFU) to the outside of a beating heart without the need to put the patient on a heart-lung bypass machine. The primary components of the Epicor™ System include the Epicor™ Ablation Control System that generates and controls the ultrasound energy, the UltraCinch™ Ablation Device (FDA approved in May 2004) that creates circumferential lesions in cardiac tissue and the UltraWand™ Handheld Ablation Device (FDA approved in February 2004) that allows for additional linear lesions to be created.

Advanced Neuromodulation Systems:  In November 2005, we acquired ANS to expand our implantable microelectronics technology programs and provide us with a presence in the neuromodulation segment of the medical device industry. Within the neuromodulation market, there are two main categories of treatment: neurostimulation, in which an implantable device delivers electrical current directly to targeted nerve sites, and implantable drug infusion systems, in which an implanted pump delivers drugs through a catheter directly to targeted nerve sites.

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

We offer a wide array of neurostimulation systems including rechargeable implantable pulse generators (IPGs), conventional implantable pulse generators and radio frequency (RF) powered systems. We currently market three neurostimulation product platforms worldwide: Eon™ rechargeable IPG systems, Genesis® IPG systems, which include conventional and rechargeable battery models, and Renew® RF systems.

The Eon™ rechargeable IPG system with the NeuroDynamix™ microchip technology has a greater power output, enabling it to meet the varying power requirements of individual patients. Additionally, the new Eon™ stimulator provides enhanced longevity between recharges giving patients added flexibility in their recharging schedule. The device also has an extremely high frequency capability, allowing it to serve patients who need higher frequencies to control their pain. The enhanced Eon™ and the new Rapid Programmer® platform work together as an integrated system to enhance clinician performance, helping patients address complex pain.

The Genesis® IPG system offers a high battery capacity-to-size ratio and flexibility in addressing different pain patterns. The GenesisXP™ IPG system offers a greater battery capacity, resulting in enhanced longevity and/or additional power to treat more complex pain. Conventional IPGs, such as Genesis® and GenesisXP™, are well-suited for patients with relatively simple pain or modest power requirements and for patients who would have difficulty managing a rechargeable system or a RF system.

The Renew® RF system features a small implanted RF receiver/pulse generator, leads and a transmitter containing a power source that is worn externally. The system is powered with the help of an antenna that is attached to the patient’s skin with a removable belt or an adhesive pad. As Renew® has a rechargeable, external power source, we believe it is best suited for patients with complex, changing or multi-extremity pain patterns that require higher power levels for treatment when battery management, even when rechargeable systems are available, is problematic.

We currently market Rapid Programmer® 3.12, a programming platform designed to allow clinicians to quickly and efficiently test patients intraoperatively and to program postoperatively. Rapid Programmer® features two technologies for delivering stimulation to pain patients: Dynamic MultiStim™ and Active Balancing™. Dynamic MultiStim™ technology allows for real-time programming adjustments to multiple areas of pain, which better targets pain coverage and decreases programming time. This is especially useful when patients have complex pain patterns, such as a combination of back and leg pain. Active Balancing™ lets patients and clinicians fine-tune stimulation levels in multiple coverage areas, quickly establishing relief and giving patients sophisticated, yet easy-to-use, control over their therapy. This palm-sized programmer features a touch screen interface, which clinicians can navigate to create multiple programs, adjust variables and generate pain and stimulation maps while decreasing the average postoperative programming time.

We market a broad variety of leads, which are intended to give clinicians the flexibility to meet a range of patient needs. Our leads can be divided into two types: percutaneous and paddle leads. Our percutaneous leads consist of the 8-contact Octrode® and 4-contact Quattrode® lead designs. Our paddle leads consist of the Lamitrode® family of leads, which, in addition to the Lamitrode® lead, includes the Lamitrode Tripole 8 and 16, Lamitrode S-Series™ and C-Series™ leads. The Lamitrode Tripole 8 and 16 configurations feature a three-column electrode array designed to focus stimulation more precisely for enhanced targeting of low back pain. Lamitrode S-Series™ leads have a small paddle lead profile, which is intended to ease insertion, and an integrated stylet, which is engineered to improve steering and control during implantation. Lamitrode C-Series™ leads are shaped to mimic the curve of the epidural space of the spine, and designed to facilitate lead placement and reduce lead migration.

The neurostimulation market continues to develop. Deep brain stimulation (DBS) for Parkinson’s disease and essential tremor continue to grow and potential new indications such as DBS for depression, occipital stimulation for migraine, angina, tinnitus and obesity continue to be investigated. We continue to implant in our pivotal studies for Parkinson’s disease and essential tremor to investigate the safety and efficacy of the Libra™ Deep Brain Stimulation system. We are also continuing enrollment for another pivotal study for chronic migraine. We have conducted a multi-center trial for depression in Canada and have received approval from the FDA to begin studies in the United States. Other potential indications are in various stages of evaluation, regulatory review and trial.

Competition

The medical device market is intensely competitive and is characterized by extensive research and development and rapid technological change. In addition, competitors have historically employed litigation to gain a competitive advantage. Our competitors range from small start-up companies to larger companies which have significantly greater resources and broader product offerings, and we anticipate that in the coming years, other large companies will enter certain markets in which we currently hold a strong position. We expect competition will continue to intensify with the increased use of strategies such as consigned inventory and reduced pricing.

Our customers consider many factors when choosing suppliers, including product reliability, clinical outcomes, product availability, inventory consignment, price and product services provided by the manufacturer. As a result, market share can shift due to technological innovation, product field actions and safety alerts as well as from other business factors.

We are one of the three principal manufacturers and suppliers in the global ICD and pacemaker markets. Our primary competitors in these two markets are Medtronic, Inc. and Boston Scientific Corporation. These two competitors are larger than us and have invested substantial amounts in ICD research and development. These markets are highly competitive and rapid technological change is expected to continue, requiring us to invest heavily in R&D and to effectively market our products.

The cardiovascular market is also highly competitive with numerous competitors. The majority of our sales in this market is generated from our vascular closure devices and heart valve replacement and repair products. We continue to hold the number one market position in the vascular closure device market. However, the market for vascular closure devices is highly competitive, and there are several companies, in addition to St. Jude Medical, that manufacture and market these products worldwide. Our primary vascular closure device competitor is Abbott Laboratories. Additionally, we anticipate other large companies will enter this market in the coming years, which will increase competition. The cardiovascular market also includes cardiac surgery products such as mechanical heart valves, tissue heart valves and valve repair products, which are also highly competitive. We are the world’s leading manufacturer and supplier in the mechanical heart valve market, which includes two other principal manufacturers and suppliers (CarboMedics and ATS Medical, Inc.) and several smaller manufacturers. We also compete against two principal tissue heart valve manufacturers (Edwards Lifesciences Corporation and Medtronic, Inc.) and many other smaller manufacturers. Cardiac surgery therapies have shifted to tissue valves and repair products from mechanical heart valves, resulting in an overall market share loss for us.

We are one of three principal manufacturers of neurostimulation devices. Our primary competitors are Medtronic, Inc. and Boston Scientific Corporation. The neuromodulation market is one of medical technology’s fastest growing segments. Competitive pressures will increase in the future as Medtronic, Inc. and Boston Scientific Corporation attempt to secure and grow their positions in the neuromodulation market. Barriers to entry for new competitors are high, due to a long and expensive product development and regulatory approval process as well as the intellectual property and patent positions existing in the market. However, other larger medical device companies may be able to enter the neuromodulation market by leveraging their existing medical device capabilities, thereby decreasing the time and resources required to enter the market.

The atrial fibrillation therapy area is broadening to include multiple therapy methods and treatments which include drugs, percutaneous delivery of diagnostic and ablation catheters, external electrical cardioversion and defibrillation, implantable defibrillators and open-heart surgery. As a result, we have numerous competitors in the emerging atrial fibrillation market. Larger competitors may extend their presence in the atrial fibrillation market by leveraging their cardiac rhythm management capabilities.

Patents, Licenses and Trademarks

Our policy is to protect our intellectual property rights related to our medical devices. Where appropriate, we apply for U.S. and foreign patents. We own or hold licenses to numerous U.S. and foreign patents. U.S. patents are typically granted for a term of twenty years from the date a patent application is filed. The actual protection afforded by a foreign patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. In those instances where we have acquired technology from third parties, we have sought to obtain rights of ownership to the technology through the acquisition of underlying patents or licenses. We have a technology license agreement that provides access to a significant number of patents covering a broad range of technology used in our ICD and pacemaker systems. The related patents expire at various dates through the year 2014. The costs deferred under this technology license agreement are recorded on the balance sheet in other assets and are being recognized as an expense over the term of the underlying patents’ lives.

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

Research and Development

We are focused on the development of new products and on improvements to existing products. Research and development expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of certain new products and processes and to maintain the highest quality standards with respect to our existing products. Our research and development expenses were $476.3 million (12.6% of net sales) in 2007, $431.1 million (13.1% of net sales) in 2006, and $369.2 million (12.7% of net sales) in 2005. We also expensed $179.2 million of purchased in-process research and development in connection with acquisitions we completed in 2005.

Acquisitions and Minority Investments

In addition to generating growth internally through our own research and development activities, we also make strategic acquisitions and investments to access new technologies and therapy areas. We expect to continue to make acquisitions and investments in future periods to strengthen our business.

On November 29, 2005, we completed the acquisition of ANS for $1,353.9 million, net of cash acquired. ANS had been publicly traded on the NASDAQ market under the ticker symbol ANSI. ANS designs, develops, manufactures and markets implantable neurostimulation devices used primarily to manage chronic severe pain. ANS now operates as a division of St. Jude Medical.

On January 13, 2005, we completed the acquisition of Endocardial Solutions, Inc. (ESI) for $279.4 million, net of cash acquired. ESI had been publicly traded on the NASDAQ market under the ticker symbol ECSI. ESI developed, manufactured and marketed the EnSite® System used for the navigation and localization of diagnostic and therapeutic catheters used by physician specialists to diagnose and treat cardiac rhythm disorders. ESI has become part of the Atrial Fibrillation division of St. Jude Medical.

On April 6, 2005, we completed the acquisition of Velocimed for $70.9 million, net of cash acquired, plus additional contingent payments tied to revenues in excess of minimum future targets, and a milestone payment upon FDA approval of the Premere™ system prior to December 31, 2010. Velocimed developed and manufactured specialty interventional cardiology devices. Velocimed has become part of the Cardiovascular division of St. Jude Medical.

On December 30, 2005, we completed the acquisition of Savacor, Inc. (Savacor) for $49.7 million, net of cash acquired, plus additional contingent payments related to product development milestones for regulatory approvals and revenues in excess of minimum future targets. Savacor was a development-stage company with a small implantable sensor device in clinical trials both in the United States and internationally that measures left atrial pressure and body temperature to help physicians detect and manage symptoms associated with progressive heart failure. Increased pressure in the left atrium is a predictor of pulmonary congestion, which is the leading cause of hospitalization for congestive heart failure patients. Savacor has become part of the Cardiac Rhythm Management division of St. Jude Medical.

Marketing and Distribution

Our products are sold in more than 100 countries throughout the world. No distributor organization or single customer accounted for more than 10% of 2007, 2006, or 2005 consolidated net sales.

In the United States, we sell directly to hospitals primarily through a direct sales force. In Europe, we have direct sales organizations selling in 23 countries. In Japan, we sell directly to hospitals through a direct sales force and we also continue to use longstanding independent distributor relationships. In Asia Pacific, we have direct sales organizations selling in 7 countries, and we also utilize independent distributors. Throughout the rest of the world, we use a combination of independent distributors and direct sales forces.

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

International Operations

Our net sales and long-lived assets by significant geographic areas are presented in Note 12 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2007 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

Our international business is subject to special risks such as: foreign currency exchange controls and fluctuations; the imposition of or increase in import or export duties, surtaxes, tariffs or customs duties; the imposition of import or export quotas or other trade restrictions; foreign tax laws and increased costs associated with overlapping tax structures; longer accounts receivable cycles; and other international regulatory, economic and political problems. Such risks are further described in Item 1A, Risk Factors of this Form 10-K. Currency exchange rate fluctuations relative to the U.S. Dollar can affect reported consolidated revenues and net earnings. We may hedge a portion of this exposure from time to time to reduce the effect of foreign currency rate fluctuations on net earnings. See the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2007 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

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

Suppliers

We purchase raw materials and other products from numerous suppliers. Our manufacturing requirements comply with the rules and regulations of the FDA, which mandate validation of materials prior to use in our products. We purchase certain supplies used in our manufacturing processes from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Agreements with certain suppliers are terminable by either party upon short notice and we have been advised periodically by some suppliers that in an effort to reduce their potential product liability exposure, they may terminate sales of products to customers that manufacture implantable medical devices. While some of these suppliers have modified their positions and have indicated a willingness to continue to provide a product temporarily until an alternative vendor or product can be qualified (or even to reconsider the supply relationship), where a particular single-source supply relationship is terminated, we may not be able to establish additional or replacement suppliers for certain components or materials quickly. A reduction or interruption by a sole-source supplier of the supply of materials or key components used in the manufacturing of our products or an increase in the price of those materials or components could adversely affect our business, financial condition and results of operations.

Government Regulation

Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA), by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the FDCA and associated regulations, manufacturers of medical devices must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of medical devices. Medical devices must receive FDA clearance or approval before they can be commercially marketed in the United States. The most comprehensive level of approval requires the completion of an FDA-approved clinical evaluation program and submission and approval of a pre-market approval (PMA) application before a device may be commercially marketed. Our mechanical and tissue heart valves, ICDs, pacemakers and certain leads, neurostimulation devices and EP catheter applications require a PMA application or supplement to a PMA. Other leads and lead delivery tools, annuloplasty ring products, other neurostimulation devices and other EP and cardiology products are currently marketed under the less rigorous 510(k) pre-market notification procedure of the FDCA.

Furthermore, our international business is subject to medical device laws in individual countries outside the United States. Most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards before a product can be commercially marketed. The applicable laws range from extensive device approval requirements in some countries for all or some of our products, to requests for data or certifications in other countries. Generally, international regulatory requirements are increasing. In the European Union, the regulatory systems have been consolidated, and approval to market in all European Union countries (represented by the CE Mark) can be obtained through one agency. The process of obtaining marketing clearance from the FDA and foreign regulatory agencies for new products or with respect to enhancements or modifications to existing products can take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to the products and result in limitations on the indicated uses of the products.

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

Diagnostic-related group (DRG) and Ambulatory Patient Classification (APC) reimbursement schedules dictate the amount that the U.S. government, through the Centers for Medicare and Medicaid Services, will reimburse hospitals for care of persons covered by Medicare. In response to rising Medicare and Medicaid costs, several legislative proposals are under consideration that would restrict future funding increases for these programs. Changes in current DRG and APC reimbursement levels could have an adverse effect on market demand and our domestic pricing flexibility. In the U.S., Medicare payment to providers is based on prospectively set rates. The Centers for Medicare and Medicaid Services (CMS), which administers the Medicare and Medicaid programs, uses separate Prospective Payment Systems (PPSs) for reimbursement to acute inpatient hospitals, hospital outpatient departments and ambulatory surgery centers. In response to rising Medicare costs, several legislative proposals are under consideration that would reduce the annual update in federal payments to hospitals. Reduced funding could have an adverse effect on market demand and our domestic pricing flexibility.

More generally, major third-party payors for hospital services in the United States and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed and in the shifting of services between inpatient and outpatient settings. Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in several countries in which we do business. Implementation of healthcare reforms in the United States and in significant overseas markets such as Germany, Japan and other countries may limit the price of or the level at which reimbursement is provided for, our products.

The United States Medicare-Medicaid Anti-kickback law generally prohibits payments to physicians or other purchasers of medical products under these government programs as an inducement to purchase a product. Many foreign countries have similar laws. We subscribe to the AdvaMed Code (AdvaMed is a U.S. medical device industry trade association) which limits certain marketing and other practices in our relationships with product purchasers. We also adhere to many similar codes in countries outside the United States. In addition, we have in place and are continuously improving an internal business integrity and compliance program.

Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of such information. In particular, the U.S. Department of Health and Human Services has issued patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA privacy rule). The HIPAA privacy rule governs the use and disclosure of protected health information by “covered entities,” which are healthcare providers that submit electronic claims, health plans and healthcare clearinghouses. Other than our employee health benefit plans, which are covered entities, the HIPAA privacy rule only affects us indirectly. Our policy is to work with customers and business partners in their HIPAA compliance efforts.

Some medical device regulatory agencies have considered and are considering whether to continue to permit the sale of medical devices that incorporate any bovine material because of concerns about Bovine Spongiform Encephalopathy (BSE), sometimes referred to as “mad cow disease,” a disease which has sometimes been transmitted to humans through the consumption of beef. We are not aware of any reported cases of transmission of BSE through medical products. Some of our products (Angio-Seal™ and vascular grafts) use bovine collagen. In addition, some of the tissue heart valves we market incorporate bovine pericardial material. We are cooperating with the regulatory agencies considering these issues.

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

Insurance

Problems with our products can result in product liability claims or a field action, safety alert or advisory notice relating to the product. Our product liability insurance coverage is designed to help protect us against a catastrophic claim. Our current product liability policies (for the period June 15, 2007 through June 15, 2008) provide $350 million of insurance coverage, with a $50 million per occurrence deductible or a $100 million deductible if the claims are deemed an integrated occurrence under the policies.

Our facilities could be materially damaged by earthquakes, hurricanes and other natural disasters or catastrophic circumstances. California earthquake insurance is currently difficult to obtain, extremely costly, and restrictive with respect to scope of coverage. Our earthquake insurance for our significant CRM facilities located in Sylmar and Sunnyvale, California, provides $10 million of insurance coverage in the aggregate, with a deductible equal to 5% of the total value of the facility and contents involved in the claim. Consequently, despite this insurance coverage, we could incur uninsured losses and liabilities arising from an earthquake near one or both of our California facilities as a result of various factors, including the severity and location of the earthquake, the extent of any damage to our facilities, the impact of an earthquake on our California workforce and on the infrastructure of the surrounding communities and the extent of damage to our inventory and work in process. While we believe that our exposure to significant losses from a California earthquake could be partially mitigated by our ability to manufacture some of our CRM products at our manufacturing facilities in Sweden and Puerto Rico, the losses could have a material adverse effect on our business for an indeterminate period of time before this manufacturing transition is complete and operates without significant problems. Furthermore, our manufacturing facilities in Puerto Rico may suffer damage as a result of hurricanes which are frequent in the Caribbean and which could result in lost production and additional expenses to us to the extent any such damage is not fully covered by our hurricane and business interruption insurance.

Employees

As of December 29, 2007, we had approximately 12,000 employees worldwide. Our employees are not represented by any labor organizations, with the exception of our employees in Sweden and certain employees in France. We have never experienced a work stoppage as a result of labor disputes. We believe that our relationship with our employees is generally good.

Executive Officers of the Registrant

The following is a list of our executive officers as of February 15, 2008. For each position, the dates in parentheses indicate the year during which each executive officer began serving in such capacity.

Name	Age	Position

Daniel J. Starks	53	Chairman (2004), President (2001) and Chief Executive Officer (2004)
John C. Heinmiller	53	Executive Vice President (2004) and Chief Financial Officer (1998)
Joseph H. McCullough	58	Group President (2008)
Michael T. Rousseau	52	Group President (2008)
Frank J. Callaghan	54	President, Cardiovascular (2008)
Christopher G. Chavez	52	President, Advanced Neuromodulation Systems (2005)
Eric S. Fain, M.D.	47	President, Cardiac Rhythm Management (2007)
George J. Fazio	48	President, U.S. (2008)
Denis M. Gestin	44	President, International (2008)
Jane J. Song	45	President, Atrial Fibrillation (2004)
I. Paul Bae	43	Vice President, Human Resources (2006)
Angela D. Craig	36	Vice President, Corporate Relations (2006)
Pamela S. Krop	49	Vice President (2006), General Counsel (2006) and Secretary (2006)
Thomas R. Northenscold	50	Vice President, Information Technology (2008) and Chief Information Officer (2008)
Donald J. Zurbay	40	Vice President (2006) and Corporate Controller (2004)

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

Mr. McCullough joined St. Jude Medical in 1994 as a Cardiac Rhythm Management Regional Sales Director. He became Director of Cardiac Rhythm Management Marketing in 1996 and was named Vice President of Cardiac Rhythm Management Marketing in January 1997. In December 1997, Mr. McCullough was appointed European Cardiac Rhythm Management Business Unit Director. He became Vice President, Cardiac Rhythm Management Europe and Managing Director of manufacturing operations in Veddesta, Sweden, in January 1999, and Senior Vice President, Cardiac Rhythm Management Europe in August 1999. Mr. McCullough served as President, International Division from July 2001 to January 2008, when he was promoted to Group President, with the Company’s U.S. and International Divisions and Corporate Brand and Global Marketing functions reporting directly to him.

Mr. Rousseau joined St. Jude Medical in 1999 as Senior Vice President, Cardiac Rhythm Management Global Marketing. In August 1999, Cardiac Rhythm Management Marketing and Sales were combined under his leadership. In January 2001, he was named President, U.S. Cardiac Rhythm Management Sales, and in July 2001, he was named President, U.S. Division, a position Mr. Rousseau held until January 2008, when he was promoted to Group President, with the Company’s four product divisions reporting directly to him.

Mr. Callaghan joined St. Jude Medical as Vice President of Research and Development for the Atrial Fibrillation Division in January 2005 as part of the ESI acquisition. From 1995 - 2005, Mr. Callaghan served as Vice President of Research and Development for ESI. In January 2008, he was promoted to President, Cardiovascular Division.

Mr. Chavez joined St. Jude Medical as President, Advanced Neuromodulation Systems Division, as a result of our acquisition of ANS in November 2005. From April 1998 to 2005, he served as President, Chief Executive Officer and Director of ANS, when it was a separate company. Mr. Chavez serves on the Board of Directors of Advanced Medical Optics, Inc., an optical medical device company.

Dr. Fain joined St. Jude Medical in 1997 as a part of our acquisition of Ventritex, Inc., where he had served since 1987. In 1998, he was named Senior Vice President, Clinical Engineering and Regulatory Affairs, Cardiac Rhythm Management. In 2002 he was appointed Senior Vice President for Development and Clinical/Regulatory Affairs for Cardiac Rhythm Management and was promoted to Executive Vice President over those functions in 2005. In July 2007, Dr. Fain became President of our Cardiac Rhythm Management Division.

Mr. Fazio joined St. Jude Medical in 1992 and served as the General Manager of St. Jude Medical Canada, Inc., based in Mississauga, Ontario, Canada, until being named President, Health Care Services in May 1999. In July 2001, he was appointed President of St. Jude Medical Europe and in August 2004 was named President, Cardiac Surgery Division. In January 2007, he became President, Cardiovascular Division, which was formed by the combination of our former Cardiology and Cardiac Surgery Divisions. In January 2008, Mr. Fazio was promoted to President, U.S. Division.

Mr. Gestin joined St. Jude Medical in 1997 as manager of cardiac rhythm management and catheter product sales in France. He was named Managing Director of St. Jude Medical France in 1999 and was promoted to Vice President, Northern Europe & Africa in 2002. He was named President of SJM Europe, Middle East, Africa and Canada in August 2004, and in January 2008, Mr. Gestin was promoted to President, International Division.

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

Ms. Krop joined St. Jude Medical in July 2006 as Vice President, General Counsel and Corporate Secretary. She previously spent 15 years at General Electric (GE) Company, a diversified industrial corporation, and served as General Counsel of GE Healthcare Bio-Sciences, a $3 billion business acquired by GE, formerly known as Amersham plc.

Mr. Northenscold joined St. Jude Medical in 2001 as Vice President, Finance and Administration of Daig Corporation, a wholly-owned subsidiary of St. Jude Medical. In March 2003, he was named Vice President, Administration and in November 2007 was promoted to Vice President, Information Technology and Chief Information Officer.

Mr. Zurbay joined St. Jude Medical in 2003 as Director of Corporate Finance. In 2004, Mr. Zurbay was named Corporate Controller, and in January 2006 he was named Vice President and Corporate Controller. From 1999 to 2003, he served as Senior Audit Manager at PricewaterhouseCoopers LLP, a global public accounting firm.

Availability of SEC Reports

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practical after they are filed or furnished to the U.S. Securities and Exchange Commission (SEC). Such reports are available on our website (http://www.sjm.com) under Company Information section Investor Relations – SEC Filings or can be obtained by contacting our Investor Relations group at 1.800.552.7664 or at St. Jude Medical, Inc., One Lillehei Plaza, St. Paul, Minnesota 55117. Information included on our website is not deemed to be incorporated into this Form 10-K.

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

Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the FDCA, by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the FDCA and associated regulations, manufacturers of medical devices must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of medical devices. In addition, medical devices must receive FDA clearance or approval before they can be commercially marketed in the United States, and the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized and can prevent or limit further marketing of a product based on the results of these post-marketing programs. Furthermore, most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA and foreign regulatory agencies for new products or with respect to enhancements or modifications to existing products can take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to the products and result in limitations on the indicated uses of the products. We cannot be certain that we will receive the required approval or clearance from the FDA and foreign regulatory agencies for new products or modifications to existing products on a timely basis. The failure to receive approval or clearance for significant new products on a timely basis could have a material adverse effect on our financial condition and results of operations.

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

We are required to register with the FDA as a device manufacturer and as a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, may contain an anomaly which, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell products and we undergo periodic inspections by notified bodies to obtain and maintain these certifications. If we or our manufacturers fail to adhere to QSR or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls or other consequences, which could in turn have a material adverse effect on our financial condition and results of operations.

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

We operate in an industry that is susceptible to significant patent litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the rights of other companies to prevent the marketing of new devices. Companies that obtain patents for products or processes that are necessary for or useful to the development of our products may bring legal actions against us claiming infringement and at any given time, we generally are involved as both a plaintiff and a defendant in a number of patent infringement and other intellectual property-related actions. Among other matters, we are currently defending a significant ongoing patent infringement action brought against us by one of our principal competitors, Guidant Corporation, which is now part of Boston Scientific Corporation. Defending intellectual property litigation is expensive and complex and outcomes are difficult to predict. Any pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may cause a significant diversion of the efforts of our technical and management personnel. While we intend to defend any such lawsuits vigorously, we cannot be certain that we will be successful. In the event that our right to market any of our products is successfully challenged or if we fail to obtain a required license or are unable to design around a patent, our financial condition and results of operations could be materially adversely affected.

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

We are currently the subject of various product liability claims, including several lawsuits which may be allowed to proceed as class actions in the United States and are being allowed to proceed as class actions in Canada. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. For example, in January 2000, we initiated a voluntary field action to replace products incorporating Silzone® coating, which was used in certain of our mechanical heart valves and heart valve repair products. After our voluntary field action, we were sued in various jurisdictions and now have cases pending in the United States, Canada and France which have been brought by some patients alleging complications and past or future costs arising either from the surgical removal or, alternatively, from the continued implantation and maintenance of products incorporating Silzone® coating over and above the medical monitoring all replacement heart valve patients receive. Some of the cases involving Silzone®-coated products have been settled, others have been dismissed and still others are ongoing. The complaints in the ongoing individual cases in the United States request damages ranging from $10,000 to $120.5 million and in some cases, seek an unspecified amount, and the complaints in the Canadian class actions request damages ranging from the equivalent of $1.5 million to $2.0 billion at December 29, 2007. We believe that the final resolution of the Silzone®-coated product cases will take years and cannot reasonably estimate the time frame in which any potential settlements or judgments would be paid out or the amounts of any such settlements or judgments. In addition, the cost to defend any future litigation, whether Silzone®-related or not, may be significant. We believe that many settlements and judgments relating to the Silzone® litigation and our other litigation may be covered in whole or in part under our product liability insurance policies and existing reserves. Any costs not covered under our product liability insurance policies and existing reserves could have a material adverse effect on our financial condition and results of operations.

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

Our product liability insurers may refuse to cover certain losses on the grounds that such losses are outside the scope of our product liability insurance policies or may agree that such losses are covered losses, but may not be able to meet their current or future payment obligations to us.

Certain of our insurers have filed suits seeking court orders declaring that they are not required to provide coverage for some of the costs we have incurred in the Silzone® litigation described above. These same insurers, as well as other insurers from whom we have purchased product liability insurance, may deny coverage of these and other past and/or future losses relating to our products on the grounds that such losses are outside the scope of coverage of our insurance policies. To the extent that we suffer losses that are outside of the scope of coverage of our product liability insurance policies, those losses may have an adverse effect on our financial condition and results of operations.

Our remaining product liability insurance for Silzone® claims consists of a number of layers, each of which is covered by one or more insurance companies. Part of our final layer of insurance is covered by a unit of the Kemper Insurance Companies (Kemper), which is currently in “run off” and not issuing new policies or generating any new revenue that could be used to cover claims made under previously-issued policies such as ours. In the event that Kemper is unable to pay part or all of the claims directed to it, we believe that the other insurance carriers in Kemper’s layer will take the position that we will be directly liable for any claims and costs that Kemper is unable to pay and that the other insurance carriers in that layer will not provide coverage for Kemper’s portion. If Kemper or any other insurance companies are unable to meet their respective obligations to us, we could incur substantial losses which could have an adverse effect on our financial condition and results of operations.

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

Our products are purchased principally by hospitals or physicians that typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for their services and the products they provide from government and third-party payors is critical to the success of medical technology companies. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new technology. After we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors.

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

Consolidation in the healthcare industry could lead to demands for price concessions or limit or eliminate our ability to sell to certain of our significant market segments.

The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the medical device industry as well as among our customers, including hospitals. This in turn has resulted in greater pricing pressures and limitations on our ability to sell to important market segments, as group purchasing organizations, independent delivery networks and large single accounts, such as the Veterans Administration in the United States, continue to consolidate purchasing decisions for some of our hospital customers. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances which may exert further downward pressure on the prices of our products and adversely impact our business, financial condition and results of operations.

Failure to integrate acquired businesses into our operations successfully could adversely affect our business.

As part of our strategy to develop and identify new products and technologies, we have made several acquisitions in recent years and may make additional acquisitions in the future. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of management’s time that cannot then be dedicated to other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so. If our acquisitions are not successful, we may record unexpected impairment charges. Factors that will affect the success of our acquisitions include:

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;
•	adverse developments arising out of investigations by governmental entities of the business practices of acquired companies;
•	any decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases;
•	our ability to retain key employees; and
•

the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company’s products, achieving cost savings and effectively combining technologies to develop new products.

The success of many of our products depends upon strong relationships with physicians.

If we fail to maintain our working relationships with physicians, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products. The research, development, marketing and sales of many of our new and improved products is dependent upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and the marketing of our products. Physicians assist us as researchers, marketing consultants, product consultants, inventors and as public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our financial condition and results of operations.

Instability in international markets or foreign currency fluctuations could adversely affect our results of operations.

Our products are currently marketed in more than 100 countries around the world, with our largest geographic markets outside of the United States being Europe, Japan and Asia Pacific. As a result, we face currency and other risks associated with our international sales. We are exposed to foreign currency exchange rate fluctuations due to transactions denominated primarily in Euros, Japanese Yen, Canadian Dollars, Brazilian Reals, British Pounds and Swedish Kronor, which may potentially reduce the U.S. Dollars we receive for sales denominated in any of these foreign currencies and/or increase the U.S. Dollars we report as expenses in these currencies, thereby affecting our reported consolidated revenues and net earnings. We do not currently hedge our foreign currency exposure. Consequently, fluctuations between the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of currency exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the volatility of currency exchange rates.

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

In July 2007, we received a civil subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General requesting documents created during the period from 2003 through 2006 regarding our relationships with ten Ohio hospitals.

We are fully cooperating with these investigations and are responding to these requests. However, we cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on the Company. An adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties and/or administrative remedies, including exclusion from government reimbursement programs. In addition, resolution of any of these matters could involve the imposition of additional and costly compliance obligations. Finally, if these investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant administrative burdens on us. These potential consequences, as well as any adverse outcome from these investigations, could have an adverse effect on our financial condition and results of operations.

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

We are not insured against all potential losses. Natural disasters or other catastrophes could adversely affect our business, financial condition and results of operations.

Our facilities could be materially damaged by earthquakes, hurricanes and other natural disasters or catastrophic circumstances. For example, we have significant CRM facilities located in Sylmar and Sunnyvale, California. Earthquake insurance in California is currently difficult to obtain, extremely costly and restrictive with respect to scope of coverage. Our earthquake insurance for these California facilities provides $10 million of insurance coverage in the aggregate, with a deductible equal to 5% of the total value of the facility and contents involved in the claim. Consequently, despite this insurance coverage, we could incur uninsured losses and liabilities arising from an earthquake near one or both of our California facilities as a result of various factors, including the severity and location of the earthquake, the extent of any damage to our facilities, the impact of an earthquake on our California workforce and on the infrastructure of the surrounding communities and the extent of damage to our inventory and work in process. While we believe that our exposure to significant losses from a California earthquake could be partially mitigated by our ability to manufacture some of our CRM products at our manufacturing facilities in Sweden and Puerto Rico, the losses could have a material adverse effect on our business for an indeterminate period of time before this manufacturing transition is complete and operates without significant problems. Furthermore, our manufacturing facilities in Puerto Rico may suffer damage as a result of hurricanes which are frequent in the Caribbean and which could result in lost production and additional expenses to us to the extent any such damage is not fully covered by our hurricane and business interruption insurance.

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

Our operations are subject to environmental, health and safety laws and regulations concerning, among other things, the generation, handling, transportation and disposal of hazardous substances or wastes, particularly ethylene oxide, the cleanup of hazardous substance releases, and emissions or discharges into the air or water. We have incurred and expect to incur expenditures in the future in connection with compliance with environmental, health and safety laws and regulations. New laws and regulations, violations of these laws or regulations, stricter enforcement of existing requirements, or the discovery of previously unknown contamination could require us to incur costs or become the basis for new or increased liabilities that could be material.

Failure to successfully implement a new enterprise resource planning (ERP) system could adversely affect our business.

We are in the process of converting to a new ERP system. Failure to smoothly execute the implementation of the ERP system could adversely affect the Company’s business, financial condition and results of operations.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We own our principal executive offices, which are located in St. Paul, Minnesota. Our manufacturing facilities are located in California, Minnesota, Arizona, South Carolina, Texas, New Jersey, Oregon, Canada, Brazil, Puerto Rico and Sweden. We own approximately 57%, or 400,000 square feet, of our total manufacturing space. All of our owned manufacturing space is in the CRM, CV and ANS operating segments. We also maintain sales and administrative offices in the United States at 33 locations in 16 states and outside the United States at 76 locations in 33 countries. With the exception of nine locations, all of these locations are leased.

We believe that all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations. In late 2007, we began construction on an expansion of our corporate headquarters facility in St. Paul, Minnesota. The expanded facility will be used for manufacturing, research and development as well as general office space. In South Carolina, we are in the process of expanding our CRM manufacturing facilities, and in Puerto Rico, we purchased a manufacturing facility which will be used for manufacturing CRM products. We believe that we have sufficient space for our current operations and for foreseeable expansion in the next few years.

Item 3.  LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated. Our significant legal proceedings are discussed in Note 5 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2007 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference. While it is not possible to predict the outcome for most the legal proceedings discussed in Note 5, the costs associated with such proceedings could have a material adverse effect on our consolidated results of operations, financial position or cash flows of a future period.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the 2007 fiscal year.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were no sales of unregistered securities during the 2007 fiscal year, and we did not repurchase any of our shares during the fourth quarter of the 2007 fiscal year. The information set forth under the Stock Exchange Listings caption in the Financial Report included in St. Jude Medical’s 2007 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference. We have not declared or paid any cash dividends during the past two years. We currently intend to retain our earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

The information set forth under the caption Five-Year Summary Financial Data in the Financial Report included in St. Jude Medical’s 2007 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2007 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2007 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto and the Reports of Independent Registered Public Accounting Firm set forth in the Financial Report included in St. Jude Medical’s 2007 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K are incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 29, 2007.

Management’s annual report on our internal control over financial reporting is provided in the Financial Report included in St. Jude Medical’s 2007 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference. The effectiveness of our internal control over financial reporting as of December 29, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided in the Financial Report included in St. Jude Medical’s 2007 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference.

During the fiscal quarter ended December 29, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions Proposal to Elect Directors, Director Independence and Audit Committee Financial Experts and Section 16(a) Beneficial Ownership Reporting Compliance in St. Jude Medical’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference. The information set forth under the caption Executive Officers of the Registrant in Part I, Item 1 of this Form 10-K is incorporated herein by reference.

We have adopted a Code of Business Conduct for our principal executive officer, principal financial officer, principal accounting officer and all other employees. We have made our Code of Business Conduct available on our website (http://www.sjm.com) under the Company Information section About St. Jude Medical – Corporate Governance and it is available in print to any shareholder who submits a request to St. Jude Medical, Inc., One Lillehei Plaza, St. Paul, Minnesota 55117, Attention: Corporate Secretary. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct by posting such information on our website at the web address and location specified above. Information included on our website is not deemed to be incorporated into this Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

The information set forth under the captions Compensation of Directors, Executive Compensation and Compensation Committee Interlocks and Insider Participation (except for information under the Compensation Committee Report) in St. Jude Medical’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions Share Ownership of Management and Directors and Certain Beneficial Owners and Equity Compensation Plan Information in St. Jude Medical’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions Related Person Transactions and Director Independence and Audit Committee Financial Experts in St. Jude Medical’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm in St. Jude Medical’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this Report

(1)	Financial Statements

The following Consolidated Financial Statements of St. Jude Medical and Reports of Independent Registered Public Accounting Firm as set forth in the Financial Report included in St. Jude Medical’s 2007 Annual Report to Shareholders are incorporated herein by reference from Exhibit 13 attached hereto:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings – Fiscal Years ended December 29, 2007, December 30, 2006, and December 31, 2005

Consolidated Balance Sheets – December 29, 2007 and December 30, 2006

Consolidated Statements of Shareholders’ Equity – Fiscal Years ended December 29, 2007, December 30, 2006, and December 31, 2005

Consolidated Statements of Cash Flows – Fiscal Years ended December 29, 2007, December 30, 2006, and December 31, 2005

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

2.2

Stock Purchase Agreement between St. Jude Medical, Inc. and Velocimed, LLC, dated as of February 14, 2005, is incorporated by reference from Exhibit 2.4 of St. Jude Medical’s Annual Report on Form 10-K from the year ended December 31, 2004.

Exhibit	Exhibit Index

2.3

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

4.2

Indenture between St. Jude Medical, Inc. and U.S. Bank National Association, as trustee, dated as of April 25, 2007 (including form of Convertible Debenture due 2008), is incorporated by reference to Exhibit 4.1 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

4.3

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

10.2	St. Jude Medical, Inc. Management Incentive Compensation Plan is incorporated by reference from Appendix B of St. Jude Medical’s Proxy Statement on Schedule 14A filed on April 7, 2004. *

10.3	Management Savings Plan, dated February 1, 1995, is incorporated by reference from Exhibit 10.7 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 1994. *

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

10.11

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

10.13

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

10.15	St. Jude Medical, Inc. 2007 Stock Incentive Plan, dated as of May 16, 2007, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 18, 2007. *

10.16

Form of Non-Qualified Stock Option Agreement and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on May 18, 2007. *

10.17

Form of Restricted Stock Award Agreement and related Restricted Stock Award Certificate under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.3 to St. Jude Medical’s Current Report on Form 8-K filed on May 18, 2007. *

Exhibit	Exhibit Index

10.18

St. Jude Medical, Inc. Amended and Restated 1995 Stock Option Plan (formerly the Quest Medical, Inc. 1995 Stock Option Plan) is incorporated by reference from Exhibit 10.12 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.19

St. Jude Medical, Inc. Amended and Restated 1998 Stock Option Plan (formerly the Quest Medical, Inc. 1998 Stock Option Plan) is incorporated by reference from Exhibit 10.13 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.20

St. Jude Medical, Inc. Amended and Restated 2000 Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2000 Stock Option Plan) is incorporated by reference from Exhibit 10.14 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.21

St. Jude Medical, Inc. Amended and Restated 2001 Employee Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2001 Employee Stock Option Plan) is incorporated by reference from Exhibit 10.15 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.22

St. Jude Medical, Inc. Amended and Restated 2002 Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2002 Stock Option Plan) is incorporated by reference from Exhibit 10.16 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.23

St. Jude Medical, Inc. Amended and Restated 2004 Stock Incentive Plan (formerly the Advanced Neuromodulation Systems, Inc. 2004 Stock Incentive Plan) is incorporated by reference from Exhibit 10.17 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.24

Form of Severance Agreement between St. Jude Medical, Inc. and executive officers is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on August 2, 2006. *

10.25

Employment Agreement, dated as of April 1, 2002, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez is incorporated by reference from Exhibit 10.16 of Advanced Neuromodulation Systems’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. *

10.26

Amendment, dated as of July 27, 2006, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez, to Employment Agreement, effective as of April 1, 2002, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on August 2, 2006. *

10.27	Consulting Agreement, dated as of November 30, 2007, between St. Jude Medical, Inc. and Michael J. Coyle. * #

10.28

Stock Purchase Plan Engagement Agreement between St. Jude Medical, Inc. and Banc of America Securities LLC, dated as of April 21, 2006, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on April 21, 2006.

Exhibit	Exhibit Index

10.29

Stock Purchase Plan Engagement Agreement between St. Jude Medical, Inc. and Banc of America Securities LLC, dated as of January 29, 2007, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on January 29, 2007.

10.30

Purchase Agreement between St. Jude Medical, Inc. and Banc of America Securities LLC, dated as of April 19, 2007, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

10.31	Confirmation of OTC Convertible Note Hedge, effective April 25, 2007, is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

10.32	Confirmation of OTC Warrant Transaction, effective April 25, 2007, is incorporated by reference to Exhibit 10.3 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

10.33

Stock Purchase Plan Engagement Agreement between St. Jude Medical, Inc. and Banc of America Securities LLC, dated as of April 25, 2007, is incorporated by reference to Exhibit 10.4 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

10.34

Settlement Agreement, dated as of July 29, 2006, by and between St. Jude Medical, Inc. and its affiliates named therein and Boston Scientific Corporation and its affiliates named therein is incorporated by reference from Exhibit 10.3 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.35†

CRM License Agreement, effective as of July 29, 2006, between St. Jude Medical, Inc. and Boston Scientific Corporation is incorporated by reference from Exhibit 10.6 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.36

SCS License Agreement, effective as of July 29, 2006, between St. Jude Medical, Inc. and Boston Scientific Corporation is incorporated by reference from Exhibit 10.7 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.37†

Settlement Agreement, dated as of June 26, 2007, by and between St. Jude Medical, Inc. and its affiliates named therein and Mirowski Family Ventures LLC is incorporated by reference from Exhibit 10.9 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Exhibit	Exhibit Index

10.38

Multi-Year $1,000,000,000 Credit Agreement dated as of December 13, 2006 among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, and the other Lenders Party thereto is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on December 13, 2006.

10.39

$700,000,000 Interim Liquidity Facility with Bank of America, N.A., dated as of January 25, 2007, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on January 31, 2007.

12	Computation of Ratio of Earnings to Fixed Charges. #

13	Portions of St. Jude Medical’s 2007 Annual Report to Shareholders. #

21	Subsidiaries of the Registrant. #

23	Consent of Independent Registered Public Accounting Firm. #

24	Power of Attorney. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

_________________
*	Management contract or compensatory plan or arrangement.
#	Filed as an exhibit to this Annual Report on Form 10-K.
†

Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b)	Exhibits: Reference is made to Item 15(a)(3).

(c)	Schedules:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Additions		Deductions		Balance at End of Year
Description		Charged to Expense	Other (1)	Write-offs (2)	Other (3)

Allowance for doubtful accounts:
Fiscal year ended
December 29, 2007	$24,928	$6,939	$—	$(4,648)	$(567)	$26,652
December 30, 2006	$33,319	$2,037	$563	$(10,991)	$—	$24,928
December 31, 2005	$31,283	$4,759	$586	$(1,896)	$(1,413)	$33,319

(1)

In 2006, the $563 of other additions represents the effects of changes in foreign currency translation. In 2005, the $586 of other additions represents the balance recorded as part of our 2005 acquisition of ANS.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	In 2007 and 2005, the $567 and $1,413, respectively, of other deductions represents the effects of changes in foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JUDE MEDICAL, INC.

Date: February 25, 2008	By	/s/ DANIEL J. STARKS
Daniel J. Starks Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ JOHN C. HEINMILLER
John C. Heinmiller Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 25th day of February, 2008.

	/s/ DANIEL J. STARKS	Chairman of the Board
Daniel J. Starks

	*	Director
John W. Brown

	*	Director
Richard R. Devenuti

	*	Director
Stuart M. Essig

	*	Director
Thomas H. Garrett III

	*	Director
Barbara B. Hill

	*	Director
Michael A. Rocca

	*	Director
Stefan K. Widensohler

	*	Director
Wendy L. Yarno

* By:	/s/ PAMELA S. KROP
Pamela S. Krop Attorney-in-Fact