Form 10-Q
period 2008-03-29
ST JUDE MEDICAL INC
filed 2008-05-05
CIK 203077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of common stock, par value $.10 per share, outstanding on May 1, 2008 was 338,858,132.

PART I	- FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

Three Months Ended	March 29, 2008	March 31, 2007
Net sales	$1,010,738	$886,978
Cost of sales	260,487	238,977
Gross profit	750,251	648,001
Selling, general and administrative expense	367,116	328,340
Research and development expense	123,635	115,958
Operating profit	259,500	203,703
Other income (expense), net	2,601	(5,168)
Earnings before income taxes	262,101	198,535
Income tax expense	77,320	52,810
Net earnings	$184,781	$145,725

Net earnings per share:
Basic	$0.54	$0.42
Diluted	$0.53	$0.41

Weighted average shares outstanding:
Basic	343,658	347,032
Diluted	351,955	359,276

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	March 29, 2008 (Unaudited)	December 29, 2007
ASSETS
Current Assets
Cash and cash equivalents	$558,268	$389,094
Accounts receivable, less allowance for doubtful accounts of $30,069 at March 29, 2008 and $26,652 at December 29, 2007	1,096,312	1,023,952
Inventories	483,805	457,734
Deferred income taxes, net	113,181	110,710
Other	143,238	146,693
Total current assets	2,394,804	2,128,183

Property, plant and equipment, at cost	1,469,702	1,399,404
Less accumulated depreciation	(650,243)	(622,609)
Net property, plant and equipment	819,459	776,795

Other Assets
Goodwill	1,672,732	1,657,313
Other intangible assets, net	492,507	498,700
Other	265,874	268,413
Total other assets	2,431,113	2,424,426
TOTAL ASSETS	$5,645,376	$5,329,404

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1,205,498	$1,205,498
Accounts payable	197,100	188,210
Income taxes payable	37,481	16,458
Accrued expenses
Employee compensation and related benefits	218,562	261,833
Other	178,368	177,230
Total current liabilities	1,837,009	1,849,229

Long-term debt	210,348	182,493
Deferred income taxes, net	116,109	107,011
Other liabilities	261,029	262,661
Total liabilities	2,424,495	2,401,394

Commitments and Contingencies (Note 8)	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 344,225,875 and 342,846,963 shares issued and outstanding at March 29, 2008 and December 29, 2007, respectively)	34,423	34,285
Additional paid-in capital	247,140	193,662
Retained earnings	2,785,686	2,600,905
Accumulated other comprehensive income:
Cumulative translation adjustment	148,829	86,754
Unrealized gain on available-for-sale securities	4,803	12,404
Total shareholders’ equity	3,220,881	2,928,010
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,645,376	$5,329,404

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

Three Months Ended	March 29, 2008	March 31, 2007
OPERATING ACTIVITIES
Net earnings	$184,781	$145,725
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	30,355	27,275
Amortization	18,301	18,311
Gain on sale of investment	—	(7,929)
Stock-based compensation	12,693	13,380
Excess tax benefits from stock-based compensation	(7,232)	(28,467)
Deferred income taxes	7,476	4,060
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(19,021)	(14,923)
Inventories	(14,875)	(24,127)
Other current assets	(3,799)	(7,655)
Accounts payable and accrued expenses	(50,546)	(27,821)
Income taxes payable	36,679	14,740
Net cash provided by operating activities	194,812	112,569

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(63,983)	(55,313)
Business acquisition payments, net of cash acquired	(6,359)	(6,525)
Proceeds from the sale of investment	—	12,929
Other, net	(4,011)	(13,700)
Net cash used in investing activities	(74,353)	(62,609)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	30,718	52,201
Excess tax benefits from stock-based compensation	7,232	28,467
Common stock repurchased, including related costs	—	(699,996)
Borrowings under debt facilities	—	3,830,649
Payments under debt facilities	—	(3,230,884)
Net cash provided by (used in) financing activities	37,950	(19,563)

Effect of currency exchange rate changes on cash and cash equivalents	10,765	1,150
Net increase in cash and cash equivalents	169,174	31,547
Cash and cash equivalents at beginning of period	389,094	79,888
Cash and cash equivalents at end of period	$558,268	$111,435

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of St. Jude Medical, Inc. (St. Jude Medical or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (2007 Annual Report on Form 10-K).

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and requires additional disclosures about fair-value measurements. In general, SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS No. 157-2) which deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. Accordingly, the Company adopted the required provisions of SFAS No. 157 at the beginning of fiscal year 2008 and the remaining provisions will be adopted by the Company at the beginning of fiscal year 2009. The 2008 fiscal year adoption did not result in a material impact to the Company’s financial statements (see Note 14). The Company is evaluating the impact of the remaining parts of SFAS No. 157 that will be adopted in fiscal year 2009 in accordance with FSP SFAS No. 157-2.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) amends SFAS No. 141, Business Combinations, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. Some of the revised guidance of SFAS No. 141(R) includes initial capitalization of acquired in-process research and development (IPR&D), expensing transaction and acquired restructuring costs, and recording contingent consideration payments at fair value with subsequent adjustments recorded to net earnings. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial statement effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively to business combinations that are consummated after adoption of SFAS No. 141(R).

In August 2007, the FASB issued an exposure draft of FSP Accounting Principles Board (APB) Opinion No. 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB No. 14-a). The proposed FSP requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability and an equity component in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. In March 2008, the FASB approved a final FSP which, when issued, will become effective in fiscal years beginning after December 15, 2008 and will require retrospective application to all prior periods presented. As of the date of this filing, the final FSP has not been issued; however, based upon the proposed requirements, in 2009, the Company’s historical financial statements for fiscal year 2005 through fiscal year 2008 will be adjusted to conform to the FSP’s new accounting treatment for both the Company’s 1.22% Convertible Senior Debentures due 2008 (1.22% Convertible Debentures) and 2.80% Convertible Senior Debentures due 2035 (2.80% Convertible Debentures) (see Note 7), which were issued in April 2007 and December 2005, respectively. The Company is currently evaluating the impact of this new accounting treatment, which will result in a material increase to non-cash interest expense reported in its historical financial statements.

NOTE 3 – ACQUISITIONS

On April 9, 2008, the Company entered into a definitive agreement to acquire all of the issued and outstanding shares of common stock of EP MedSystems, Inc. (EP MedSystems) for aggregate consideration of $3.00 per share in cash and shares of St. Jude Medical common stock. The total acquisition purchase price is expected to be approximately $92 million. EP MedSystems develops, manufactures, and markets medical devices for the electrophysiology (EP) market. EP MedSystems is publicly traded on the NASDAQ Capital Market under the ticker symbol EPMD. The transaction is subject to certain closing conditions, regulatory approvals and approval by the shareholders of EP MedSystems. The Company expects the transaction to close during the third quarter of 2008. Following the close of the transaction, EP MedSystems will become part of the Atrial Fibrillation operating segment.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 15) for the three months ended March 29, 2008 were as follows (in thousands):

	CRM/Neuro	CV/AF	Total
Balance at December 29, 2007	$1,196,972	$460,341	$1,657,313
Foreign currency translation	15,251	168	15,419
Balance at March 29, 2008	$1,212,223	$460,509	$1,672,732

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	March 29, 2008		December 29, 2007
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Purchased technology and patents	$480,802	$114,589	$473,430	$102,119
Customer lists and relationships	153,907	51,266	153,388	51,055
Distribution agreements	4,011	1,930	3,879	754
Trademarks and tradenames	23,300	3,624	23,300	3,236
Licenses and other	3,013	1,117	2,870	1,003
	$665,033	$172,526	$656,867	$158,167

NOTE 5 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	March 29, 2008	December 29, 2007
Finished goods	$359,849	$338,195
Work in process	39,160	32,889
Raw materials	84,796	86,650
	$483,805	$457,734

NOTE 6 – RESTRUCTURING ACTIVITIES

In December 2007, Company management continued its efforts to streamline its operations and implemented additional restructuring actions primarily focused at international locations. As a result, the Company recorded pre-tax charges totaling $29.1 million in the fourth quarter of 2007 consisting of employee termination costs ($17.9 million) and other costs ($11.2 million). Of the total $29.1 million charge, $5.9 million was recorded in cost of sales. Employee termination costs related to severance and benefit costs for approximately 200 individuals identified for employment termination were recorded after management determined that such severance and benefits were probable and estimable, in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. Other costs primarily represented contract termination costs.

A summary of the activity related to the 2007 restructuring accrual is as follows (in thousands):

	Employee termination costs	Other	Total
Balance at September 29, 2007	$—	$—	$—

Restructuring charges	17,916	11,217	29,133
Non-cash charges used	—	(1,354)	(1,354)
Cash payments	(856)	(180)	(1,036)

Balance at December 29, 2007	17,060	9,683	26,743

Cash payments	(4,342)	(3,992)	(8,334)
Foreign currency translation	1,422	28	1,450

Balance at March 29, 2008	$14,140	$5,719	$19,859

NOTE 7 – DEBT

The Company’s total long-term debt consisted of the following (in thousands):

	March 29, 2008	December 29, 2007
1.22% Convertible senior debentures	$1,200,000	$1,200,000
2.80% Convertible senior debentures	5,498	5,498
1.02% Yen-denominated notes	210,348	182,493
Total long-term debt	1,415,846	1,387,991
Less: current portion of long-term debt	1,205,498	1,205,498
Long-term debt	$210,348	$182,493

1.22% Convertible Senior Debentures: In April 2007, the Company issued $1.2 billion aggregate principal amount of 1.22% Convertible Debentures that mature on December 15, 2008. Interest on the 1.22% Convertible Debentures is payable on June 15 and December 15 of each year. Holders may require the Company to repurchase some or all of the 1.22% Convertible Debentures for cash upon the occurrence of certain corporate transactions, such as a change in control. Holders may convert their 1.22% Convertible Debentures at an initial conversion rate of 19.2101 shares per $1,000 principal amount of the 1.22% Convertible Debentures (equivalent to an initial conversion price of approximately $52.06 per share) under the following circumstances: (1) during any fiscal quarter after June 30, 2007, if the closing price of the Company’s common stock is greater than 130% of the conversion price for 20 trading days during a specified period; (2) if the trading price of the 1.22% Convertible Debentures falls below a certain threshold; (3) on or after October 15, 2008; or (4) upon the occurrence of certain corporate transactions. Upon conversion, the Company is required to satisfy 100% of the principal amount of the 1.22% Convertible Debentures solely in cash, with any amounts above the principal amount to be satisfied in shares of the Company’s common stock, cash or a combination of common stock and cash, at the Company’s election. If certain corporate transactions, such as a change in control, occur on or prior to December 15, 2008, the Company will in certain circumstances increase the conversion rate by a number of additional shares of common stock or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the 1.22% Convertible Debentures are convertible into shares of the acquiring or surviving company.

The 1.22% Convertible Debentures are unsecured and unsubordinated obligations and rank equal in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness and junior in right of payment to all of the Company’s existing and future secured debt as well as all liabilities of the Company’s subsidiaries. The 1.22% Convertible Debentures will be effectively subordinated to the claims of creditors, including trade creditors, of the Company’s subsidiaries. As of March 29, 2008, the fair value of the 1.22% Convertible Debentures approximated their carrying value.

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

2.80% Convertible Senior Debentures:   In December 2005, the Company issued $660.0 million aggregate principal amount of 30-year 2.80% Convertible Debentures. The Company has the right to redeem some or all of the 2.80% Convertible Debentures for cash at any time. Interest on the 2.80% Convertible Debentures is payable on June 15 and December 15 of each year. Contingent interest of 0.25% is payable in certain circumstances. Holders of the 2.80% Convertible Debentures can require the Company to repurchase for cash some or all of the 2.80% Convertible Debentures on December 15 in the years 2006, 2008, 2010, 2015, 2020, 2025 and 2030. In December 2006, holders required the Company to repurchase $654.5 million of the 2.80% Convertible Debentures for cash. As of March 29, 2008, $5.5 million aggregate principal amount of the 2.80% Convertible Debentures remained outstanding. The remaining holders may convert each of the $1,000 principal amounts of the 2.80% Convertible Debentures into 15.5009 shares of the Company’s common stock (an initial conversion price of approximately $64.51) under certain circumstances. The total number of contingently issuable shares that could be issued to satisfy conversion of the remaining $5.5 million aggregate principal amount of the 2.80% Convertible Debentures is not material. As of March 29, 2008, the fair value of the 2.80% Convertible Debentures approximated their carrying value.

1.02% Yen-denominated Notes:   In May 2003, the Company issued 7-year, 1.02% unsecured notes totaling 20.9 billion Yen, or $210.3 million at March 29, 2008 and $182.5 million at December 29, 2007. Interest payments are required on a semi-annual basis and the entire principal balance is due in May 2010. The principal amount recorded on the balance sheet fluctuates based on the effects of foreign currency translation. As of March 29, 2008, the fair value of these notes approximated their carrying value.

Credit Facility:   In December 2006, the Company entered into a 5-year, $1.0 billion committed credit facility that it may draw on for general corporate purposes and to support its commercial paper program. Borrowings under this facility bear interest at the United States Dollar London InterBank Offered Rate (LIBOR) plus 0.27%, or in the event over half of the facility is drawn on, LIBOR plus 0.32%. The interest rate is subject to adjustment in the event of a change in the Company’s credit ratings. The Company has the option for borrowings to bear interest at a base rate, as further-described in the facility agreement. There have been no direct borrowings under this credit facility since its initiation in December 2006; however, the Company has used this credit facility to support commercial paper borrowings.

Commercial Paper Borrowings: The Company’s commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. The Company did not have any outstanding commercial paper borrowings during the three months ended March 29, 2008. Any future commercial paper borrowings would bear interest at the applicable then-current market rates.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

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

Subsequent to the Company’s voluntary field action, the Company has been sued in various jurisdictions beginning in March 2000 by some patients who received a product with Silzone® coating and, as of April 18, 2008, such cases are pending in the United States, Canada, and France. Some of these claimants allege bodily injuries as a result of an explant or other complications, which they attribute to Silzone®-coated products. Others, who have not had their Silzone®-coated heart valve explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all other replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. The Company has vigorously defended against the claims that have been asserted and expects to continue to do so with respect to any remaining claims.

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

In October 2001, eight class-action complaints were consolidated into one class action case by the District Court. The Company requested the Eighth Circuit Court of Appeals (the Eighth Circuit) to review the District Court’s initial class certification orders and, in October 2005, the Eighth Circuit issued a decision reversing the District Court’s class certification rulings and directed the District Court to undertake further proceedings. In October 2006, the District Court granted plaintiffs’ renewed motion to certify a nationwide consumer protection class under Minnesota’s consumer protection statutes and Private Attorney General Act. The Company again requested the Eighth Circuit to review the District Court’s class certification orders and, in April 2008, the Eighth Circuit again issued a decision reversing the District Court’s October 2006 class certification rulings. The order by the Eighth Circuit returns the case to the District Court to address the claims of the individual class representatives.

As of April 18, 2008, there were two individual Silzone® cases pending in federal court that are currently proceeding in accordance with the scheduling orders the District Court rendered. Plaintiffs in these cases are requesting damages in excess of $75 thousand. The most recent individual complaint in these cases that were transferred to the MDL court was served upon the Company in December 2007.

There are 17 individual state court suits concerning Silzone®-coated products pending as of April 18, 2008, involving 17 patients. These cases are venued in Minnesota, Nevada and Texas. The complaints in these state court cases are requesting damages ranging from $10 thousand to $100 thousand and, in some cases, seek an unspecified amount. The most recent individual state court complaint was served upon the Company in February 2008. These state court cases are proceeding in accordance with the orders issued by the judges in those matters.

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

In Canada, there are also four class-action cases and one individual case pending against the Company. In one such case in Ontario, the court certified that a class action involving Silzone® patients may proceed, and the trial of the initial phase of this matter is scheduled for March 2009. A second case seeking class action status in Ontario has been stayed pending resolution of the other Ontario action. A case filed as a class action in British Columbia remains pending. A court in Quebec has certified a class action, and that matter is proceeding in accordance with the court orders. Additionally, in December 2005, the Company was served with a lawsuit by the Quebec Provincial health insurer to recover the cost of insured services furnished or to be furnished to class members in the class action pending in Quebec. The complaints in these cases request damages ranging from 1.5 million to 2.0 billion Canadian Dollars (the equivalent to $1.5 million to $2.0 billion at March 29, 2008).

In France, one case involving one plaintiff was pending as of April 18, 2008. In November 2004, an Injunctive Summons to Appear was served, requesting damages in excess of 3 million Euros (the equivalent to $4.8 million at March 29, 2008).

The Company is not aware of any unasserted claims related to Silzone®-coated products. Company management believes that the final resolution of the Silzone® cases will take a number of years.

The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone®-coated products, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered. The Company has not accrued for any amounts associated with settlements or judgments because potential losses cannot be reasonably estimated. Based on the Company’s experience in these types of individual cases, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed by the plaintiffs and is often significantly less than the amount claimed. Management expects that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves will not have a material adverse effect on the Company’s consolidated financial position, although such costs may be material to the Company’s consolidated earnings and cash flows of a future period. As of March 29, 2008, the Company’s Silzone® litigation reserve was $26.0 million and its receivable from insurance carriers was $21.6 million.

The Company’s remaining product liability insurance ($99.4 million at April 18, 2008) for Silzone® claims consists of a number of layers, each of which is covered by one or more insurance companies.

After the present layer of product liability insurance, under which the Company’s insurers have been covering certain Silzone® defense and indemnity costs, the Company has a $50 million layer of insurance, which is covered by American Insurance Company (AIC). In December 2007, AIC initiated a lawsuit in Minnesota Federal District Court seeking a court order declaring that it is not required to provide coverage for a portion of the Silzone® litigation defense and indemnity expenses that the Company may incur in the future. The Company believes the claims of AIC are without merit and plans to vigorously defend against the claims AIC has asserted. For all Silzone® legal costs incurred, the Company records insurance receivables for the amounts that it expects to recover.

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

Guidant 1996 Patent Litigation:  In November 1996, Guidant Corporation (Guidant), which became a subsidiary of Boston Scientific Corporation (Boston Scientific) in 2006, sued the Company in federal district court for the Southern District of Indiana alleging that the Company did not have a license to certain patents controlled by Guidant covering tachycardia implantable cardioverter defibrillator (ICDs) and alleging that the Company was infringing those patents.

Guidant’s original suit alleged infringement of four patents by the Company. Guidant later dismissed its claim on the first patent and the district court ruled that the second patent was invalid, and this ruling was later upheld by the Court of Appeals for the Federal Circuit (CAFC). The third patent was found to be invalid by the district court in post-trial rulings. The fourth patent (the ‘288 patent) was initially found to be invalid by the district court judge, but the CAFC reversed this decision in August 2004. The case was returned to the district court in November 2004. The district court issued rulings on claims construction and a response to motions for summary judgment in March 2006. Guidant’s special request to appeal certain aspects of these rulings was rejected by the CAFC. In March 2007, the district court judge responsible for the case granted summary judgment in favor of the Company, ruling that the only remaining patent claim (the ‘288 patent) asserted against the Company in the case was invalid. In April 2007, Guidant appealed the district court’s March 2007 and March 2006 rulings. A decision from the CAFC is expected in 2008.

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

Ohio OIG Investigation:  In July 2007, the Company received a civil subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General (OIG), requesting documents regarding the Company’s relationships with ten Ohio hospitals during the period from 2003 through 2006. The Company is cooperating with the investigation and is in the process of responding to the subpoena.

Boston U.S. Attorney Investigation:  In October 2005, the U.S. Department of Justice, acting through the U.S. Attorney’s office in Boston, commenced an industry-wide investigation into whether the provision of payments and/or services by makers of ICDs and pacemakers to doctors or other persons constitute improper inducements under the federal health care program anti-kickback law. As part of this investigation, the Company received a civil subpoena from the U.S. Attorney’s office in Boston requesting documents created since January 2000 regarding the Company’s practices related to ICDs, pacemakers, lead systems and related products marketed by the Company’s Cardiac Rhythm Management segment. The Company understands that its principal competitors in the cardiac rhythm management therapy areas received similar civil subpoenas. The Company received an additional subpoena from the U.S. Attorney’s office in Boston in September 2006, requesting documents created since January 2002 related to certain employee expense reports and certain ICD and pacemaker purchasing arrangements. The Company is cooperating with the investigation and has been producing documents and witnesses as requested.

French Competition Investigation:  In January 2007, the French Council of Competition issued a Statement of Objections alleging that the Company’s subsidiary, St. Jude Medical France, had agreed with other suppliers of certain medical devices in France to collectively refrain from responding to a 2001 tender conducted by a group of hospital centers in France. In December 2007, the French Council of Competition issued a finding that assessed a fine against the Company, the amount of which was immaterial to the Company’s consolidated earnings, financial position and cash flows. The Company has paid the fine. Several of the parties to this proceeding have filed appeals.

Securities Class Action Litigation:  In April and May 2006, five shareholders, each purporting to act on behalf of a class of purchasers during the period January 25 through April 4, 2006 (the Class Period), separately sued the Company and certain of its officers in federal district court in Minnesota alleging that the Company made materially false and misleading statements during the Class Period relating to financial performance, projected earnings guidance and projected sales of ICDs. The complaints, all of which seek unspecified damages and other relief, as well as attorneys’ fees, have been consolidated. The Company filed a motion to dismiss which was denied by the district court in March 2007. The parties are now engaged in the discovery process. The Company intends to vigorously defend against the claims asserted in these actions. The Company’s directors and officers liability insurance provides $75 million of insurance coverage for the Company, the officers and the directors, after a $15 million self-insured retention level has been reached.

Derivative Action: In February 2007, a derivative action was filed in state court in Minnesota which purported to bring claims belonging to the Company against the Company’s Board of Directors and various officers and former officers for alleged malfeasance in the management of the Company. The claims are based on substantially the same allegations as those underlying the securities class action litigation described above. The defendants (consisting of the Company’s Board of Directors and various officers and former officers) filed a motion to dismiss, and in June 2007, the state court granted the motion, thus dismissing the entire derivative case for failure of the complainant to make a demand on the Board. In September 2007, the plaintiff sent a shareholder demand letter to the Board. The Board thoroughly considered the letter at its October 25, 2007 Board meeting and determined to request that the complainant provide it with details to substantiate the allegations. To date, the complainant has not provided any material facts to support his allegations. The Board will consider the matter further at its May meeting.

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

Changes in the Company’s product warranty liability during the three months ended March 29, 2008 and March 31, 2007 were as follows (in thousands):

Three Months Ended	March 29, 2008	March 31, 2007
Balance at beginning of the period	$16,691	$12,835
Warranty expense recognized	975	1,856
Warranty credits issued	(428)	(441)
Balance at end of the period	$17,238	$14,250

Other Commitments

The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of March 29, 2008, the Company estimates it could be required to pay approximately $172 million in future periods to satisfy such commitments. Refer to Part II, Item 7A, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2007 Annual Report on Form 10-K for additional information.

NOTE 9 – SHAREHOLDERS’ EQUITY

On February 22, 2008, the Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of the Company’s outstanding common stock. On April 8, 2008, the Company’s Board of Directors authorized an additional $50.0 million of share repurchases as part of this share repurchase program. The Company began making share repurchases on April 18, 2008 through transactions in the open market, and as of May 1, 2008, the Company had repurchased 6.7 million shares for $300.0 million.

In January 2007, the Company’s Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company’s outstanding common stock. In the first quarter of 2007, the Company repurchased $700.0 million of its outstanding common stock. The Company ultimately completed the repurchases under the program on May 8, 2007. In total, the Company repurchased 23.6 million shares for approximately $1.0 billion.

NOTE 10 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

Three Months Ended	March 29, 2008	March 31, 2007
Numerator:
Net earnings	$184,781	$145,725

Denominator:
Basic-weighted average shares outstanding	343,658	347,032
Effect of dilutive securities:
Stock options	8,201	12,132
Restricted stock	96	112
Diluted-weighted average shares outstanding	351,955	359,276
Basic net earnings per share	$0.54	$0.42
Diluted net earnings per share	$0.53	$0.41

Approximately 13.5 million and 13.0 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the three months ended March 29, 2008 and March 31, 2007, respectively, because they were not dilutive.

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

NOTE 11 – COMPREHENSIVE INCOME

The table below sets forth the amounts in other comprehensive income, net of the related income tax impact (in thousands):

Three Months Ended	March 29, 2008	March 31, 2007
Net earnings	$184,781	$145,725
Other comprehensive income (loss):
Cumulative translation adjustment	62,075	17,984
Unrealized gain (loss) on available-for-sale securities	(7,601)	1,113
Reclassification of realized gain to net earnings	—	(4,916)
Total comprehensive income	$239,255	$159,906

Upon the sale of an available-for-sale investment, the unrealized gain (loss) is reclassified out of other comprehensive income and reflected as a realized gain (loss) in net earnings. In the first quarter of 2007, the Company sold an available-for-sale investment, recognizing a realized after-tax gain of $4.9 million. The total pre-tax gain of $7.9 million was recognized as other income (see Note 12).

NOTE 12 – OTHER INCOME (EXPENSE), NET

The Company’s other income (expense) consisted of the following (in thousands):

Three Months Ended	March 29, 2008	March 31, 2007
Interest income	$4,256	$369
Interest expense	(4,997)	(13,588)
Other	3,342	8,051
Total other income (expense), net	$2,601	$(5,168)

NOTE 13 – INCOME TAXES

As of March 29, 2008, the Company had approximately $95.4 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company had $19.0 million accrued for interest and penalties as of March 29, 2008. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for all tax years through 2001. Federal income tax returns for 2002 through 2005 are currently under examination. Substantially all material foreign, state, and local income tax matters have been concluded for all tax years through 1999.

NOTE 14 – FAIR VALUE MEASUREMENTS

The Company has marketable securities that it records at fair value based on quoted prices in an active market. The marketable securities consist of publicly-traded equity securities that are classified as available-for-sale securities and investments in mutual funds that are classified as trading securities. On the balance sheet, available-for-sale securities and trading securities are classified as other current assets and other assets, respectively. The fair value of the Company’s available-for-sale securities was $20.2 million and $32.4 million at March 29, 2008 and December 29, 2007, respectively.

The Company’s investments in mutual funds are specifically designated as available to the Company solely for the purpose of paying benefits under the Company’s non-qualified deferred compensation plan. The Company holds these investments in a rabbi trust which is not available for general corporate purposes and is subject to creditor claims in the event of insolvency. The fair value of these investments totaled $138.6 million at March 29, 2008 and $139.1 million at December 29, 2007.

NOTE 15 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/Neuro	CV/AF	Other	Total
Three Months ended March 29, 2008:
Net sales	$683,312	$327,426	$—	$1,010,738
Operating profit	420,274	173,918	(334,692)	259,500

Three Months ended March 31, 2007:
Net sales	$596,753	$290,225	$—	$886,978
Operating profit	360,708	138,218	(295,223)	203,703

The following table presents the Company’s total assets by reportable segment (in thousands):

Total Assets	March 29, 2008	December 29, 2007
CRM/Neuro	$1,984,448	$1,977,174
CV/AF	827,429	769,194
Other	2,833,499	2,583,036
	$5,645,376	$5,329,404

Geographic Information

The following table presents net sales by geographic location of the customer (in thousands):

	Three Months Ended
Net Sales	March 29, 2008	March 31, 2007
United States	$537,462	$512,912
International
Europe	270,145	217,505
Japan	85,804	65,781
Asia Pacific	53,040	41,401
Other (a)	64,287	49,379
	473,276	374,066
	$1,010,738	$886,978

(a) No one geographic market is greater than 5% of consolidated net sales.

The following table presents long-lived assets by geographic location (in thousands):

Long-Lived Assets	March 29, 2008	December 29, 2007
United States	$2,864,084	$2,840,259
International
Europe	149,017	136,661
Japan	100,366	89,309
Asia Pacific	13,622	13,134
Other	123,483	121,858
	386,488	360,962
	$3,250,572	$3,201,221

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our business is focused on the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas and implantable neurostimulation devices for the management of chronic pain. We sell our products in more than 100 countries around the world. Our largest geographic markets are the United States, Europe, Japan and Asia Pacific. Our four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF) and Neuromodulation (Neuro). Each operating segment focuses on developing and manufacturing products for its respective therapy area. Our principal products in each operating segment are as follows: CRM – tachycardia implantable cardioverter defibrillator systems (ICDs) and bradycardia pacemaker systems (pacemakers); CV – vascular closure devices and heart valve replacement and repair products; AF – electrophysiology introducers and catheters, advanced cardiac mapping and navigation systems and ablation systems; and Neuro – neurostimulation devices. References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.

We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our net sales relate to CRM devices – ICDs and pacemakers. Management is particularly focused on the ICD market where, due to the adverse publicity relating to product recalls of a competitor during both 2005 and 2006, the ICD market rate of growth in the United States declined significantly from historical trends. Additionally, in October 2007, another competitor issued a product advisory relating to certain leads that connect ICDs to the heart. While the ultimate impact of this competitor’s recent product advisory on the global ICD market is uncertain, management remains focused on increasing our worldwide ICD market share, as we are one of three principal manufacturers and suppliers in the global ICD market. In order to help accomplish this objective, we have continued to expand our selling organizations and introduce new ICD products. Ultimately, we believe that the growth rate of the ICD market in the United States will improve from recent trends. We base our belief on data that indicates the potential patient populations remain significantly under-penetrated.

Net sales in the first quarter of 2008 were $1,010.7 million, an increase of 14% over the first quarter of 2007, led by growth in sales of our ICDs and pacemakers as well as products to treat atrial fibrillation. Our ICD and pacemaker net sales grew approximately 19% and 10%, respectively, while AF net sales increased 27%. Favorable foreign currency translation comparisons increased first quarter 2008 net sales by $45.4 million. Refer to the Segment Performance section for a more detailed discussion of the results for the respective segments.

Net earnings and diluted net earnings per share for the first quarter of 2008 were $184.8 million and $0.53 per diluted share, increases of nearly 27% and 29%, respectively, compared to the first quarter of 2007. These increases were due to incremental profits resulting from higher sales, primarily driven by net sales growth in our CRM and AF operating segments.

We generated $194.8 million of operating cash flows for the first three months of 2008, compared to $112.6 million of operating cash flows for the first three months of 2007. We ended the first quarter with $558.3 million of cash and cash equivalents and $1,415.8 million of total debt. We have strong short-term credit ratings, with an A2 rating from Standard & Poor’s and a P2 rating from Moody’s.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (2007 Annual Report on Form 10-K).

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; estimated useful lives of diagnostic equipment; valuation of purchased in-process research and development, other intangible assets and goodwill; income taxes; legal reserves and insurance receivables; and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Annual Report on Form 10-K.

ACQUISITIONS

On April 9, 2008, we entered into a definitive agreement with to acquire all of the issued and outstanding shares of common stock of EP MedSystems, Inc. (EP MedSystems) for consideration of aggregate $3.00 per share in cash and shares of St. Jude Medical common stock. The total acquisition purchase price is expected to be approximately $92 million. EP MedSystems develops, manufactures, and markets medical devices for the electrophysiology (EP) market. EP MedSystems is publicly traded on the NASDAQ Capital Market under the ticker symbol EPMD. The transaction is subject to certain closing conditions, regulatory approvals and approval by the shareholders of EP MedSystems. We expect the transaction to close during the third quarter of 2008. Following the close of the transaction, EP MedSystems will become part of our Atrial Fibrillation operating segment.

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

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/Neuro	CV/AF	Other	Total
Three Months ended March 29, 2008:
Net sales	$683,312	$327,426	$—	$1,010,738
Operating profit	420,274	173,918	(334,692)	259,500

Three Months ended March 31, 2007:
Net sales	$596,753	$290,225	$—	$886,978
Operating profit	360,708	138,218	(295,223)	203,703

The following discussion of the changes in our net sales is provided by class of similar products within our four operating segments, which is the primary focus of our sales activities.

Cardiac Rhythm Management

	Three Months Ended
(in thousands)	March 29, 2008	March 31, 2007	% Change
ICD systems	$360,952	$302,270	19.4%
Pacemaker systems	270,837	246,359	9.9%
	$631,789	$548,629	15.2%

Cardiac Rhythm Management net sales increased by 15% in the first quarter of 2008 compared to the first quarter of 2007 due to volume growth. Foreign currency translation had a $27.2 million favorable impact on CRM net sales during the first quarter of 2008 compared to the same period in 2007.

ICD net sales increased 19% in the first quarter of 2008 compared to the first quarter of 2007, primarily due to volume growth. The improved volume growth in ICD net sales in the first quarter of 2008 was broad-based across both U.S. and international markets, reflecting our continued market penetration into new customer accounts and market demand for our cardiac resynchronization therapy ICD devices. In the United States, first quarter 2008 ICD net sales of $235.5 million increased nearly 10% over last year’s first quarter. Internationally, first quarter 2008 ICD net sales of $125.5 million increased 43% compared to the first quarter of 2007. Foreign currency translation had a $12.7 million positive impact on international ICD net sales in the first quarter of 2008 compared to the first quarter of 2007.

Pacemaker net sales increased nearly 10% in the first quarter of 2008 driven by volume growth in our international markets. In the United States, first quarter 2008 pacemaker net sales of $121.9 million were flat compared to the same period last year. Internationally, first quarter 2008 pacemaker net sales of $148.9 million increased nearly 20% compared to the first quarter of 2007. Foreign currency translation had a $14.5 million positive impact on international pacemaker net sales in the first quarter of 2008 compared to the same period last year.

Cardiovascular

	Three Months Ended
(in thousands)	March 29, 2008	March 31, 2007	% Change
Vascular closure devices	$90,087	$89,844	0.3%
Heart valve products	77,638	71,553	8.5%
Other cardiovascular products	40,808	35,479	15.0%
	$208,533	$196,876	5.9%

Cardiovascular net sales increased nearly 6% in the first quarter of 2008 compared to the same period one year ago. CV net sales were favorably impacted by positive foreign currency translation impacts of approximately $11.4 million. While net sales of vascular closure devices in the first quarter of 2008 were relatively flat compared to the first quarter of 2007, Angio-Seal™ continues to be the market share leader in the vascular closure device market. Heart valve net sales increased nearly 9% during the first quarter of 2008 over the same period in 2007 due primarily to favorable foreign currency translation and an increase in tissue heart valve sales which were partially offset by declines in mechanical heart valve sales, as the heart valve market preferences continue to change. Net sales of other cardiovascular products increased $5.3 million during the first quarter of 2008 over the first quarter of 2007 due to favorable foreign currency translation and increased sales volumes.

Atrial Fibrillation

	Three Months Ended
(in thousands)	March 29, 2008	March 31, 2007	% Change
Atrial fibrillation products	$118,893	$93,349	27.4%

Atrial Fibrillation net sales increased 27% during the first quarter of 2008 compared to the same period one year ago. The increases in AF net sales were driven by volume growth from continued market acceptance of device-based ablation procedures to treat the symptoms of atrial fibrillation. Our access, diagnosis, visualization and ablation products assist physicians in diagnosing and treating atrial fibrillation and other irregular heart rhythms. Foreign currency translation had a favorable impact on AF net sales of approximately $6.1 million in the first quarter of 2008 compared to the first quarter of 2007.

Neuromodulation

	Three Months Ended
(in thousands)	March 29, 2008	March 31, 2007	% Change
Neuromodulation products	$51,523	$48,125	7.1%

Neuromodulation net sales increased 7% during the first quarter of 2008 compared to the same prior year period. The increases in Neuro net sales were driven by continued growth in the neuromodulation market.

RESULTS OF OPERATIONS

Net sales

	Three Months Ended
(in thousands)	March 29, 2008	March 31, 2007	% Change
Net sales	$1,010,738	$886,978	14.0%

Overall, net sales increased 14% in the first quarter of 2008 over the first quarter of 2007. First quarter 2008 net sales were favorably impacted by volume growth, driven by CRM and AF product sales. Foreign currency translation had a favorable impact on first quarter 2008 net sales of $45.4 million due primarily to the strengthening of both the Euro and Japanese Yen against the U.S. Dollar. This amount is not indicative of the net earnings impact of foreign currency translation for the first quarter of 2008 due to partially offsetting unfavorable foreign currency translation impacts on cost of sales and operating expenses.

Net sales by geographic location of the customer were as follows (in thousands):

	Three Months Ended
Net Sales	March 29, 2008	March 31, 2007
United States	$537,462	$512,912
International
Europe	270,145	217,505
Japan	85,804	65,781
Asia Pacific	53,040	41,401
Other (a)	64,287	49,379
	473,276	374,066
	$1,010,738	$886,978

(a) No one geographic market is greater than 5% of consolidated net sales.

Gross profit

	Three Months Ended
(in thousands)	March 29, 2008	March 31, 2007
Gross profit	$750,251	$648,001
Percentage of net sales	74.2%	73.1%

Gross profit for the first quarter of 2008 totaled $750.3 million, or 74.2% of net sales, compared to $648.0 million, or 73.1% of net sales, for the first quarter of 2007. The increase in our gross profit percentage during the first quarter of 2008 compared to the same period in 2007 is due to favorable foreign currency translation and product mix in our CRM and AF operating segments.

Selling, general and administrative (SG&A) expense

	Three Months Ended
(in thousands)	March 29, 2008	March 31, 2007
Selling, general and administrative	$367,116	$328,340
Percentage of net sales	36.3%	37.0%

SG&A expense for the first quarter of 2008 totaled $367.1 million, or 36.3% of net sales, compared to $328.3 million, or 37.0% of net sales, for the first quarter of 2007. The decrease in SG&A expense as a percent of net sales reflects the benefit from leveraging investments in our selling organization and market development programs.

Research and development (R&D) expense

	Three Months Ended
(in thousands)	March 29, 2008	March 31, 2007
Research and development	$123,635	$115,958
Percentage of net sales	12.2%	13.1%

R&D expense in the first quarter of 2008 totaled $123.6 million, or 12.2% of net sales, compared to $116.0 million, or 13.1% of net sales, for the first quarter of 2007. While 2008 R&D expense as a percent of net sales decreased compared to 2007, total R&D expense in absolute terms increased nearly 7% compared to the same prior year period, reflecting our continuing commitment to fund future long-term growth opportunities. We continue to balance delivering short-term results with our investments in long-term growth drivers.

Other income (expense), net

	Three Months Ended
(in thousands)	March 29, 2008	March 31, 2007
Interest income	$4,256	$369
Interest expense	(4,997)	(13,588)
Other	3,342	8,051
Total other income (expense), net	$2,601	$(5,168)

The favorable change in other income (expense) during the first quarter of 2008 compared to the first quarter of 2007 resulted from lower interest expense driven by lower interest rates related to our 1.22% Convertible Senior Debentures due 2008 (1.22% Convertible Debentures) issued in April 2007. The increase in interest income for the first quarter of 2008 was due to higher average invested cash balances compared to the first quarter of 2007. During the first quarter of 2007, we also realized a $7.9 million gain associated with the sale of a common stock investment, which was recorded in the other income category.

Income taxes

	Three Months Ended
(as a percent of pre-tax income)	March 29, 2008	March 31, 2007
Effective tax rate	29.5%	26.6%

Our effective income tax rate was 29.5% and 26.6% for the first quarter of 2008 and 2007, respectively. The increase in our effective tax rate was primarily driven by the expiration of the Federal Research and Development tax credit (R&D tax credit), which provides a tax benefit on certain incremental R&D expenditures. Legislation to retroactively reinstate the R&D tax credit is pending in the U.S. Congress; however, it was not enacted and signed into law as of March 29, 2008. Accordingly, no benefit from the R&D tax credit was included in the estimate of our 2008 effective tax rate. The benefit of the R&D tax credit would be recorded in the period the legislation is enacted and signed into law.

LIQUIDITY

We believe that our existing cash balances, available credit facility borrowings and future cash generated from operations will be sufficient to meet our working capital and capital investment needs over the next twelve months and in the foreseeable future thereafter. In addition, we believe these same liquidity sources will be sufficient to fund the acquisition of EP MedSystems in the third quarter of 2008 and repay of our 1.22% Convertible Debentures in December 2008. Should additional suitable investment opportunities arise, we believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital, if necessary. At March 29, 2008, our short-term credit ratings were A2 from Standard & Poor’s and P2 from Moody’s. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating. In addition to our existing cash balances, primary short-term liquidity needs are provided through our commercial paper program, for which credit support is provided by a long-term $1.0 billion committed credit facility.

At March 29, 2008, a portion of our cash and cash equivalents was held by our non-U.S. subsidiaries. These funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation which could range from 0% to 33% of the amount repatriated.

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

Our DSO (ending net accounts receivable divided by average daily sales for the quarter) increased from 92 days at December 29, 2007 to 99 days at March 29, 2008. Changes in foreign currency exchange rates caused our March 29, 2008 DSO measure to increase 4 days from December 29, 2007. Our DIOH (ending net inventory divided by average daily cost of sales for the most recent six months) increased from 152 days at December 29, 2007 to 156 days at March 29, 2008. Changes in foreign currency exchange rates caused our March 29, 2008 DIOH measure to increase 3 days from December 29, 2007.

A summary of our cash flows from operating, investing and financing activities is provided in the following table (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Net cash provided by (used in):
Operating activities	$194,812	$112,569
Investing activities	(74,353)	(62,609)
Financing activities	37,950	(19,563)
Effect of currency exchange rate changes on cash and cash equivalants	10,765	1,150
Net increase in cash and cash equivalants	$169,174	$31,547

Operating Cash Flows

Cash provided by operating activities was $194.8 million during the first three months of 2008 compared to $112.6 million during the first three months of 2007. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable and accounts payable. Operating cash flows improved during the first three months of 2008 compared to the same prior year period due to increased net earnings driven by net sales growth in our CRM and AF operating segments as well as improvements in working capital during the comparative periods.

Investing Cash Flows

Cash used in investing activities was $74.4 million during the first three months of 2008 compared to $62.6 million during the same period last year. Our purchases of property, plant and equipment, which totaled $64.0 million and $55.3 million in the first three months of 2008 and 2007, respectively, primarily reflect our continued investment in our CRM and AF operating segments to support the product growth platforms currently in place. We acquired various businesses involved in the distribution of our products for aggregate cash consideration of $6.4 million and $6.5 million in the first quarter of 2008 and 2007, respectively. During the first quarter of 2007, we received proceeds of $12.9 million due to liquidating our minority interest in Conor Medical, Inc., as a result of its acquisition by Johnson and Johnson, Inc.

Financing Cash Flows

Cash provided by financing activities was $38.0 million during the first three months of 2008 compared to $19.6 million of cash used in financing activities in the first three months of 2007. Our financing cash flows can fluctuate significantly depending upon our liquidity needs and the amount of stock option exercises. During the first three months of 2007, we repurchased approximately $700.0 million of our common stock, which was financed through proceeds from the issuance of commercial paper and borrowings under an interim liquidity facility. Comparatively, we had no share repurchases or other debt financing transactions during the first three months of 2008.

DEBT AND CREDIT FACILITIES

Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. We had no outstanding commercial paper borrowings during the three months ended March 29, 2008. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. We have a long-term $1.0 billion committed credit facility that we may draw on to support our commercial paper program and for general corporate purposes. Borrowings under this facility bear interest at the United States Dollar London InterBank Offered Rate (LIBOR) plus 0.27%, or in the event over half of the facility is drawn on, LIBOR plus 0.32%. The interest rate is subject to adjustment in the event of a change in our credit ratings. There have been no outstanding borrowings under this credit facility since its initiation in December 2006; however, the Company has used this credit facility to support commercial paper borrowings.

During the first quarter of 2007, we had borrowed $350.0 million under an interim liquidity facility to finance a portion of the common stock repurchases made during the first half of 2007. Borrowings under this liquidity facility bore interest at LIBOR plus 0.35%. On April 25, 2007, this facility expired and we repaid the related outstanding borrowings using a portion of the proceeds from the issuance of the 1.22% Convertible Debentures.

In April 2007, we issued $1.2 billion aggregate principal amount of 1.22% Convertible Debentures that mature on December 15, 2008. Interest payments related to the 1.22% Convertible Debentures are required on a semi-annual basis. We may be required to repurchase some or all of the 1.22% Convertible Debentures for cash upon the occurrence of certain corporate transactions. The 1.22% Convertible Debentures are convertible under certain circumstances for cash and shares of our common stock, if any, at an initial conversion rate of 19.2101 shares of our common stock per $1,000 principal amount of the 1.22% Convertible Debentures (equivalent to an initial conversion price of approximately $52.06 per share). Upon conversion, we are required to satisfy up to 100% of the principal amount of the 1.22% Convertible Debentures solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock, cash or a combination of common stock and cash, at our election. See Note 7 to the Consolidated Financial Statements for further details on the 1.22% Convertible Debentures.

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

In December 2005, we issued $660.0 million aggregate principal amount of 2.80% Convertible Senior Debentures due 2035 (2.80% Convertible Debentures). At both March 29, 2008 and December 29, 2007, we had $5.5 million of the 2.80% Convertible Debentures outstanding. Interest on the 2.80% Convertible Debentures is payable on a semi-annual basis. Contingent interest of 0.25% is payable in certain circumstances. Holders of the 2.80% Convertible Debentures can require us to repurchase for cash some or all of the 2.80% Convertible Debentures on December 15 in the years 2006, 2008, 2010, 2015, 2020, 2025 and 2030 or upon the occurrence of certain events. In December 2006, holders required us to repurchase $654.5 million of the 2.80% Convertible Debentures for cash. We have the right to redeem some or all of the 2.80% Convertible Debentures for cash at any time. The 2.80% Convertible Debentures are convertible into less than 0.1 million shares of our common stock if the price of our common stock exceeds $64.51 per share. The total number of contingently issuable shares that could be issued to satisfy conversion of the remaining $5.5 million aggregate principal amount of the 2.80% Convertible Debentures is not material.

In May 2003, we issued 7-year, 1.02% Yen-denominated notes in Japan (Yen Notes) totaling 20.9 billion Yen, or $210.3 million at March 29, 2008 and $182.5 million at December 29, 2007. Interest payments are required on a semi-annual basis and the entire principal balance is due in May 2010. The principal amount recorded on our balance sheet fluctuates based on the effects of foreign currency translation.

Our $1.0 billion committed credit facility and Yen Notes contain certain operating and financial covenants. Specifically, the credit facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 55% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the credit facility and the Yen Notes we also have certain limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. We were in compliance with all of our debt covenants during the first quarter of 2008.

SHARE REPURCHASES

On February 22, 2008, our Board of Directors authorized a share repurchase program of up to $250.0 million of our outstanding common stock. On April 8, 2008, our Board of Directors authorized an additional $50.0 million of share repurchases as part of this share repurchase program. We began making share repurchases on April 18, 2008 through transactions in the open market, and as of May 1, 2008, we had repurchased 6.7 million shares for $300.0 million.

In January 2007, our Board of Directors authorized a share repurchase program of up to $1.0 billion of our outstanding common stock. In the first quarter of 2007, we repurchased $700.0 million of our outstanding common stock. We ultimately completed the repurchases under the program on May 8, 2007. In total, we repurchased 23.6 million shares for approximately $1.0 billion.

COMMITMENTS AND CONTINGENCIES

We have certain contingent commitments to acquire various businesses involved in the distribution of our products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of March 29, 2008, we could be required to pay approximately $172 million in future periods to satisfy such commitments. A description of our contractual obligations and other commitments is contained in Part II, Item 7A, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2007 Annual Report on Form 10-K. As of March 29, 2008, there have been no significant changes in our contractual obligations and other commitments as previously disclosed in our 2007 Annual Report on Form 10-K. We have no off-balance sheet financing arrangements other than that previously disclosed in our 2007 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 8 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENTS

In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast”, “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in the sections entitled Off-Balance Sheet Arrangements and Contractual Obligations, Market Risk and Competition and Other Considerations in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K and in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the list below.

1.

Any legislative or administrative reform to the U.S. Medicare or Medicaid systems or international reimbursement systems that significantly reduces reimbursement for procedures using our medical devices or denies coverage for such procedures, as well as adverse decisions relating to our products by administrators of such systems on coverage or reimbursement issues.

2.	Assertion, acquisition or grant of key patents by or to others that have the effect of excluding us from market segments or requiring us to pay royalties.
3.	Economic factors, including inflation, contraction in capital markets, changes in interest rates, and changes in foreign currency exchange rates.
4.	Product introductions by competitors that have advanced technology, better features or lower pricing.
5.	Price increases by suppliers of key components, some of which are sole-sourced.
6.	A reduction in the number of procedures using our devices caused by cost-containment pressures or the development of or preferences for alternate therapies.
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

9.

Changes in laws, regulations or administrative practices affecting government regulation of our products, such as FDA laws and regulations that increase the time and/or expense of obtaining approval for products or impose additional burdens on the manufacture and sale of medical devices.

10.

Regulatory actions arising from concern over Bovine Spongiform Encephalopathy, sometimes referred to as “mad cow disease,” that have the effect of limiting our ability to market products using bovine collagen, such as Angio-Seal™, or products using bovine pericardial material, such as our Biocor® and Epic™ tissue heart valves, or that impose added costs on the procurement of bovine collagen or bovine pericardial material.

11.	Difficulties obtaining, or the inability to obtain, appropriate levels of product liability insurance or the refusal of our insurance carriers to pay for losses we incur.
12.	The ability of our Silzone® product liability insurers to meet their obligations to us.
13.

Severe weather or other natural disasters that cause damage to the facilities of our critical suppliers or one or more of our facilities, such as an earthquake affecting our facilities in California or a hurricane affecting our facilities in Puerto Rico.

14.	Healthcare industry consolidation leading to demands for price concessions and/or limitations on, or the elimination of, our ability to sell in significant market segments.
15.

Adverse developments in investigations and governmental proceedings, including the investigation of business practices in the cardiac rhythm management industry by the U.S. Attorney’s Office in Boston.

16.	Adverse developments in litigation, including product liability litigation, patent or other intellectual property litigation or shareholder litigation.
17.	Inability to successfully integrate the businesses that we have acquired in recent years and that we plan to acquire.
18.	Failure to successfully complete clinical trials for new indications for our products and/or failure to successfully develop markets for such new indications.
19.	Changes in accounting rules that adversely affect the characterization of our results of operations, financial position or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 29, 2007 in our market risk. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2007 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

As of March 29, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2008.

During the fiscal quarter ended March 29, 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated. Our significant legal proceedings are discussed in Note 8 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and are incorporated herein by reference. While it is not possible to predict the outcome for most of the legal proceedings discussed in Note 8, the costs associated with such proceedings could have a material adverse effect on our consolidated earnings, financial position or cash flows of a future period.

Item 1A.	RISK FACTORS

There has been no material change in the risk factors set forth in our 2007 Annual Report on Form 10-K. For further information, see Part I, Item 1A, Risk Factors in our 2007 Annual Report on Form 10-K.

Item 6.	EXHIBITS

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.
May 5, 2008	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

12	Computation of Ratio of Earnings to Fixed Charges. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

_________________

# Filed as an exhibit to this Quarterly Report on Form 10-Q.