Form 10-Q
period 2008-06-28
ST JUDE MEDICAL INC
filed 2008-08-06
CIK 203077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Smaller reporting company ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of common stock, par value $.10 per share, outstanding on July 31, 2008 was 341,792,335.

PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$1,135,760	$947,336	$2,146,498	$1,834,314
Cost of sales	287,691	253,023	548,178	492,000
Gross profit	848,069	694,313	1,598,320	1,342,314

Selling, general and administrative expense	416,261	348,694	783,377	677,034
Research and development expense	138,455	119,458	262,090	235,416
Special charges	—	35,000	—	35,000
Operating profit	293,353	191,161	552,853	394,864

Other income (expense), net	(5,040)	(10,450)	(2,439)	(15,618)
Earnings before income taxes	288,313	180,711	550,414	379,246

Income tax expense	87,254	45,911	164,574	98,721

Net earnings	$201,059	$134,800	$385,840	$280,525

Net earnings per share:
Basic	$0.59	$0.40	$1.13	$0.82
Diluted	$0.58	$0.39	$1.10	$0.79

Weighted average shares outstanding:
Basic	340,699	338,734	342,178	342,883
Diluted	348,269	349,567	350,112	354,422

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 28, 2008 (Unaudited)	December 29, 2007
ASSETS
Current Assets
Cash and cash equivalents	$397,481	$389,094
Accounts receivable, less allowance for doubtful accounts of $31,284 at June 28, 2008 and $26,652 at December 29, 2007	1,169,772	1,023,952
Inventories	475,471	457,734
Deferred income taxes, net	111,252	110,710
Other	187,155	146,693
Total current assets	2,341,131	2,128,183

Property, plant and equipment, at cost	1,532,115	1,399,404
Less: accumulated depreciation	(672,604)	(622,609)
Net property, plant and equipment	859,511	776,795

Other Assets
Goodwill	1,666,485	1,657,313
Other intangible assets, net	484,478	498,700
Other	287,079	268,413
Total other assets	2,438,042	2,424,426
TOTAL ASSETS	$5,638,684	$5,329,404

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1,205,498	$1,205,498
Accounts payable	235,826	188,210
Income taxes payable	—	16,458
Accrued expenses
Employee compensation and related benefits	249,454	261,833
Other	176,959	177,230
Total current liabilities	1,867,737	1,849,229

Long-term debt	193,529	182,493
Deferred income taxes, net	129,753	107,011
Other liabilities	273,705	262,661
Total liabilities	2,464,724	2,401,394

Commitments and Contingencies (Note 8)	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 339,163,894 and 342,846,963 shares issued and outstanding at June 28, 2008 and December 29, 2007, respectively)	33,916	34,285
Additional paid-in capital	13,670	193,662
Retained earnings	2,979,143	2,600,905
Accumulated other comprehensive income
Cumulative translation adjustment	139,132	86,754
Unrealized gain on available-for-sale securities	8,099	12,404
Total shareholders’ equity	3,173,960	2,928,010
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,638,684	$5,329,404

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

Six Months Ended	June 28, 2008	June 30, 2007
OPERATING ACTIVITIES
Net earnings	$385,840	$280,525
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	62,708	57,916
Amortization	37,408	37,295
Gain on sale of investment	—	(7,929)
Stock-based compensation	24,800	25,895
Excess tax benefits from stock-based compensation	(18,543)	(69,082)
Deferred income taxes	14,511	12,228
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(106,533)	(52,565)
Inventories	(16,125)	(43,515)
Other current assets	(14,507)	(65,451)
Accounts payable and accrued expenses	20,406	22,438
Income taxes payable	(9,666)	56,516
Net cash provided by operating activities	380,299	254,271

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(136,650)	(121,481)
Business acquisition payments, net of cash acquired	(6,359)	(9,038)
Proceeds from sale of investment	—	12,929
Other, net	(22,011)	(17,669)
Net cash used in investing activities	(165,020)	(135,259)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	63,263	101,367
Excess tax benefits from stock-based compensation	18,543	69,082
Common stock repurchased, including related costs	(300,000)	(999,867)
Issuance of convertible debentures	—	1,200,000
Purchase of call options	—	(101,040)
Proceeds from sale of warrants	—	35,040
Borrowings under debt facilities	—	7,236,849
Payments under debt facilities	—	(7,633,704)
Net cash used in financing activities	(218,194)	(92,273)

Effect of currency exchange rate changes on cash and cash equivalents	11,302	1,634
Net increase in cash and cash equivalents	8,387	28,373
Cash and cash equivalents at beginning of period	389,094	79,888
Cash and cash equivalents at end of period	$397,481	$108,261

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value and requires additional disclosures about fair-value measurements. In general, SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS No. 157-2) which deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. Accordingly, the Company adopted the required provisions of SFAS No. 157 at the beginning of fiscal year 2008 and the remaining provisions will be adopted by the Company at the beginning of fiscal year 2009. The 2008 fiscal year adoption did not result in a material impact to the Company’s financial statements (see Note 15). The Company is currently evaluating the impact of adopting the remaining parts of SFAS No. 157 in fiscal year 2009 in accordance with FSP SFAS No. 157-2.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) amends SFAS No. 141, Business Combinations, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. Some of the revised guidance of SFAS No. 141(R) includes initial capitalization of acquired in-process research and development (IPR&D), expensing transaction costs, expensing acquired restructuring costs and recording contingent consideration payments at fair value with subsequent adjustments recorded to net earnings. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial statement effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively to business combinations that are consummated after adoption of SFAS No. 141(R).

In May 2008, the FASB issued FSP Accounting Principles Board (APB) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB No. 14-a). The FSP requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability and an equity component in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB No. 14-1 is effective in fiscal years beginning after December 15, 2008 and requires retrospective application to all prior periods presented. The Company’s 2009 adoption will require historical financial statements for fiscal year 2005 through fiscal year 2008 to be adjusted to conform to the FSP’s new accounting treatment for both its 1.22% Convertible Senior Debentures due 2008 (1.22% Convertible Debentures) and 2.80% Convertible Senior Debentures due 2035 (2.80% Convertible Debentures), which were issued in April 2007 and December 2005, respectively (see Note 7). The Company is currently evaluating the impact of this new accounting treatment, which will primarily result in a material increase to non-cash interest expense reported in its historical financial statements.

NOTE 3 – ACQUISITIONS

On July 3, 2008, the Company completed the acquisition of EP MedSystems, Inc. (EP MedSystems) for approximately $96 million (consisting of approximately $60 million in cash consideration and closing costs, and 0.9 million shares of St. Jude Medical common stock), less $1.1 million of cash acquired. EP MedSystems develops, manufactures and markets medical devices for the electrophysiology market. EP MedSystems had been publicly traded on the NASDAQ Capital Market under the ticker symbol EPMD. The results and operations of EP MedSystems will be included in the results of the Atrial Fibrillation operating segment beginning in the third quarter of 2008.

The Company also acquired businesses involved in the distribution of the Company’s products for aggregate cash consideration of $6.4 million during the first six months of 2008. The acquired businesses were recorded within other intangible assets.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 16) for the six months ended June 28, 2008 were as follows (in thousands):

	CRM/Neuro	CV/AF	Total
Balance at December 29, 2007	$1,196,972	$460,341	$1,657,313
Foreign currency translation	8,985	187	9,172
Balance at June 28, 2008	$1,205,957	$460,528	$1,666,485

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	June 28, 2008		December 29, 2007
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Purchased technology and patents	$481,077	$122,777	$473,430	$102,119
Customer lists and relationships	159,350	54,998	153,388	51,055
Distribution agreements	1,493	773	3,879	754
Trademarks and tradenames	23,300	4,012	23,300	3,236
Licenses and other	3,689	1,871	2,870	1,003
	$668,909	$184,431	$656,867	$158,167

NOTE 5 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	June 28, 2008	December 29, 2007
Finished goods	$347,320	$338,195
Work in process	39,154	32,889
Raw materials	88,997	86,650
	$475,471	$457,734

NOTE 6 – RESTRUCTURING ACTIVITIES

In December 2007, Company management continued its efforts to streamline its operations and implemented restructuring actions primarily focused at international locations. As a result, the Company recorded pre-tax charges totaling $29.1 million in the fourth quarter of 2007, consisting of employee termination costs ($17.9 million) and other costs ($11.2 million). Employee termination costs related to severance and benefit costs for approximately 200 individuals identified for employment termination were recorded after management determined that such severance and benefits were probable and estimable, in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. Other costs primarily represented contract termination costs.

A summary of the activity related to the 2007 restructuring accrual is as follows (in thousands):

	Employee Termination costs	Other	Total
Balance at September 29, 2007	$—	$—	$—

Restructuring charges	17,916	11,217	29,133
Non-cash charges used	—	(1,354)	(1,354)
Cash payments	(856)	(180)	(1,036)

Balance at December 29, 2007	17,060	9,683	26,743

Cash payments	(4,342)	(3,992)	(8,334)
Foreign currency translation	1,422	28	1,450

Balance at March 29, 2008	14,140	5,719	19,859

Cash payments	(3,836)	(1,219)	(5,055)
Foreign currency translation	(173)	(6)	(179)

Balance at June 28, 2008	$10,131	$4,494	$14,625

NOTE 7 – DEBT

The Company’s total long-term debt consisted of the following (in thousands):

	June 28, 2008	December 29, 2007
1.22% Convertible senior debentures	$1,200,000	$1,200,000
2.80% Convertible senior debentures	5,498	5,498
1.02% Yen-denominated notes	193,529	182,493
Total long-term debt	1,399,027	1,387,991
Less: current portion of long-term debt	1,205,498	1,205,498
Long-term debt	$193,529	$182,493

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

The 1.22% Convertible Debentures are unsecured and unsubordinated obligations and rank equal in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness and junior in right of payment to all of the Company’s existing and future secured debt as well as all liabilities of the Company’s subsidiaries. The 1.22% Convertible Debentures will be effectively subordinated to the claims of creditors, including trade creditors, of the Company’s subsidiaries. As of June 28, 2008, the fair value of the 1.22% Convertible Debentures approximated their carrying value.

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

2.80% Convertible Senior Debentures:   In December 2005, the Company issued $660.0 million aggregate principal amount of 30-year 2.80% Convertible Debentures. The Company has the right to redeem some or all of the 2.80% Convertible Debentures for cash at any time. Interest on the 2.80% Convertible Debentures is payable on June 15 and December 15 of each year. Contingent interest of 0.25% is payable in certain circumstances. Holders of the 2.80% Convertible Debentures can require the Company to repurchase for cash some or all of the 2.80% Convertible Debentures on December 15 in the years 2006, 2008, 2010, 2015, 2020, 2025 and 2030. In December 2006, holders required the Company to repurchase $654.5 million of the 2.80% Convertible Debentures for cash. As of June 28, 2008, $5.5 million aggregate principal amount of the 2.80% Convertible Debentures remained outstanding. The remaining holders may convert each of the $1,000 principal amounts of the 2.80% Convertible Debentures into 15.5009 shares of the Company’s common stock (an initial conversion price of approximately $64.51) under certain circumstances. As of June 28, 2008, the fair value of the 2.80% Convertible Debentures approximated their carrying value.

1.02% Yen-denominated Notes:   In May 2003, the Company issued 7-year, 1.02% unsecured notes totaling 20.9 billion Yen, or $193.5 million at June 28, 2008 and $182.5 million at December 29, 2007. Interest payments are required on a semi-annual basis and the entire principal balance is due in May 2010. The U.S. Dollar principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. As of June 28, 2008, the fair value of these notes approximated their carrying value.

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

Commercial Paper Borrowings: The Company’s commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. The Company did not have any outstanding commercial paper borrowings during the six months ended June 28, 2008. Any future commercial paper borrowings would bear interest at the applicable then-current market rates.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company accrues a liability for costs related to claims, including future legal costs, settlements and judgments, where it has assessed that a loss is probable and an amount can be reasonably estimated. The Company also records a receivable from our product liability insurance carriers for amounts expected to be recovered.

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

Subsequent to the Company’s voluntary field action, the Company has been sued in various jurisdictions beginning in March 2000 by some patients who received a product with Silzone® coating and, as of July 18, 2008, such cases are pending in the United States, Canada, and France. Some of these claimants allege bodily injuries as a result of an explant or other complications, which they attribute to Silzone®-coated products. Others, who have not had their Silzone®-coated heart valve explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all other replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. The Company has vigorously defended against the claims that have been asserted and expects to continue to do so with respect to any remaining claims.

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

In October 2001, eight class-action complaints were consolidated into one class action case by the District Court. The Company requested the Eighth Circuit Court of Appeals (the Eighth Circuit) to review the District Court’s initial class certification orders and, in October 2005, the Eighth Circuit issued a decision reversing the District Court’s class certification rulings and directed the District Court to undertake further proceedings. In October 2006, the District Court granted plaintiffs’ renewed motion to certify a nationwide consumer protection class under Minnesota’s consumer protection statutes and Private Attorney General Act. The Company again requested the Eighth Circuit to review the District Court’s class certification orders and, in April 2008, the Eighth Circuit again issued a decision reversing the District Court’s October 2006 class certification rulings. The order by the Eighth Circuit returned the case to the District Court for continued proceedings. Plaintiffs have recently requested the District Court to certify a new class. The Company plans to vigorously defend against such certification.

As of July 18, 2008, there is one individual Silzone® case pending in federal court that is currently proceeding in accordance with the scheduling orders the District Court rendered. Plaintiffs in this case are requesting damages in excess of $75 thousand. The complaint in this case that was transferred to the MDL court was served upon the Company in December 2007.

There are 12 individual state court suits concerning Silzone®-coated products pending as of July 18, 2008, involving 12 patients. These cases are venued in Minnesota, Nevada and Texas. The complaints in these state court cases are requesting damages ranging from $10 thousand to $100 thousand and, in some cases, seek an unspecified amount. The most recent individual state court complaint was served upon the Company in February 2008. These state court cases are proceeding in accordance with the orders issued by the judges in those matters.

In addition, a lawsuit seeking a class action for all persons residing in the European Economic Union member jurisdictions who have had a heart valve replacement and/or repair procedure using a product with Silzone® coating was filed in Minnesota state court and served upon the Company in February 2004 by two European citizens who now reside in Canada. The complaint seeks damages in an unspecified amount for the class, and in excess of $50 thousand for each plaintiff. The complaint also seeks injunctive relief in the form of medical monitoring. The Company opposed the plaintiffs’ pursuit of this case on jurisdictional, procedural and substantive grounds, and in April 2008, the Minnesota state court denied the plaintiffs’ request for class certification.

In Canada, there are also four class-action cases and 2 individual cases pending against the Company. In one such case in Ontario, the court certified that a class action involving Silzone® patients may proceed, and the trial of the initial phase of this matter is scheduled for March 2009. A second case seeking class action status in Ontario has been stayed pending resolution of the other Ontario action. A case filed as a class action in British Columbia remains pending. A court in Quebec has certified a class action, and that matter is proceeding in accordance with the court orders. Additionally, in December 2005, the Company was served with a lawsuit by the Quebec Provincial health insurer to recover the cost of insured services furnished or to be furnished to class members in the class action pending in Quebec. The complaints in these cases request damages ranging from 1.5 million to 2.0 billion Canadian Dollars (the equivalent to $1.5 million to $2.0 billion at June 28, 2008).

In France, one case involving one plaintiff was pending as of July 18, 2008. In November 2004, an Injunctive Summons to Appear was served, requesting damages in excess of 3 million Euros (the equivalent to $4.7 million at June 28, 2008).

The Company is not aware of any unasserted claims related to Silzone®-coated products. Company management believes that the final resolution of the Silzone® cases will take a number of years.

The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone®-coated products, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered. The Company has not accrued for any amounts associated with settlements or judgments because potential losses cannot be reasonably estimated. Based on the Company’s experience in these types of individual cases, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed by the plaintiffs and is often significantly less than the amount claimed. Management expects that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves will not have a material adverse effect on the Company’s consolidated financial position, although such costs may be material to the Company’s consolidated earnings and cash flows of a future period. As of June 28, 2008, the Company’s Silzone® litigation reserve was $24.8 million and its receivable from insurance carriers was $21.6 million.

The Company’s remaining product liability insurance for Silzone® claims consists of a number of layers, each of which is covered by one or more insurance companies. After the present layer of product liability insurance, under which the Company’s insurers have been covering certain Silzone® defense and indemnity costs, the Company has a $50 million layer of insurance, which is covered by American Insurance Company (AIC). In December 2007, AIC initiated a lawsuit in Minnesota Federal District Court seeking a court order declaring that it is not required to provide coverage for a portion of the Silzone® litigation defense and indemnity expenses that the Company may incur in the future. The Company believes the claims of AIC are without merit and plans to vigorously defend against the claims AIC has asserted. For all Silzone® legal costs incurred, the Company records insurance receivables for the amounts that i t expects to recover.

Part of the Company’s final layer of insurance ($20.0 million of the final $50.0 million layer) is covered by Lumberman’s Mutual Casualty Insurance, a unit of the Kemper Insurance Companies (collectively referred to as Kemper). Prior to being no longer rated by A.M. Best, Kemper’s financial strength rating was downgraded to a “D” (poor). Kemper is currently in “run off,” which means it is no longer issuing new policies, and therefore, is not generating any new revenue that could be used to cover claims made under previously-issued policies. In the event Kemper is unable to pay claims directed to it, the Company believes the other insurance carriers in the final layer of insurance will take the position that the Company will be directly liable for any claims and costs that Kemper is unable to pay. It is possible that Silzone® costs and expenses will reach the limit of the final Kemper layer of insurance coverage, and it is possible that Kemper will be unable to meet its full obligations to the Company. Therefore, the Company could incur an expense up to $20.0 million for which it would have otherwise been covered. While potential losses are possible, the Company has not accrued for any such losses as they are not reasonably estimable at this time.

Guidant 1996 Patent Litigation:  In November 1996, Guidant Corporation (Guidant), which became a subsidiary of Boston Scientific Corporation in 2006, sued the Company in federal district court for the Southern District of Indiana alleging that the Company did not have a license to certain patents controlled by Guidant covering tachycardia implantable cardioverter defibrillator systems (ICDs) and alleging that the Company was infringing those patents.

Guidant’s original suit alleged infringement of four patents by the Company. Guidant later dismissed its claim on the first patent and the district court ruled that the second patent was invalid, and this ruling was later upheld by the Court of Appeals for the Federal Circuit (CAFC). The third patent was found to be invalid by the district court in post-trial rulings. The fourth patent (the ‘288 patent) was initially found to be invalid by the district court judge, but the CAFC reversed this decision in August 2004. The case was returned to the district court in November 2004. The district court issued rulings on claims construction and a response to motions for summary judgment in March 2006. Guidant’s special request to appeal certain aspects of these rulings was rejected by the CAFC. In March 2007, the district court judge responsible for the case granted summary judgment in favor of the Company, ruling that the only remaining patent claim (the ‘288 patent) asserted against the Company in the case was invalid. In April 2007, Guidant appealed the district court’s March 2007 and March 2006 rulings. The CAFC has yet to schedule the hearing on that appeal. A decision from the CAFC is expected in 2009.

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

Ohio OIG Investigation:  In July 2007, the Company received a civil subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General (OIG), requesting documents regarding the Company’s relationships with ten Ohio hospitals during the period from 2003 through 2006. The Company is cooperating with the investigation and is continuing to work with the OIG in responding to the subpoena.

Boston U.S. Attorney Investigation:  In October 2005, the U.S. Department of Justice, acting through the U.S. Attorney’s office in Boston, commenced an industry-wide investigation into whether the provision of payments and/or services by makers of ICDs and bradycardia pacemaker systems (pacemakers) to doctors or other persons constitutes improper inducements under the federal health care program anti-kickback law. As part of this investigation, the Company received a civil subpoena from the U.S. Attorney’s office in Boston requesting documents created since January 2000 regarding the Company’s practices related to ICDs, pacemakers, lead systems and related products marketed by the Company’s Cardiac Rhythm Management segment. The Company understands that its principal competitors in the cardiac rhythm management therapy areas received similar civil subpoenas. The Company received an additional subpoena from the U.S. Attorney’s office in Boston in September 2006, requesting documents created since January 2002 related to certain employee expense reports and certain ICD and pacemaker purchasing arrangements. The Company is cooperating with the investigation and has been producing documents and witnesses as requested.

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

Securities Class Action Litigation:  In April and May 2006, five shareholders, each purporting to act on behalf of a class of purchasers during the period January 25 through April 4, 2006 (the Class Period), separately sued the Company and certain of its officers in federal district court in Minnesota alleging that the Company made materially false and misleading statements during the Class Period relating to financial performance, projected earnings guidance and projected sales of ICDs. The complaints, all of which seek unspecified damages and other relief, as well as attorneys’ fees, have been consolidated. The Company filed a motion to dismiss, which was denied by the district court in March 2007. The parties are now engaged in the discovery process. The Company intends to vigorously defend against the claims asserted in these actions. The Company’s directors and officers liability insurance provides $75 million of insurance coverage for the Company, the officers and the directors, after a $15 million self-insured retention level has been reached.

Derivative Action: In February 2007, a derivative action was filed in state court in Minnesota which purported to bring claims belonging to the Company against the Company’s Board of Directors and various officers and former officers for alleged malfeasance in the management of the Company. The claims are based on substantially the same allegations as those underlying the securities class action litigation described above. The defendants (consisting of the Company’s Board of Directors and various officers and former officers) filed a motion to dismiss, and in June 2007 the state court granted the motion, thus dismissing the entire derivative case for failure of the complainant to make a demand on the Board. In September 2007, the plaintiff sent a shareholder demand letter to the Board. The Board thoroughly considered the letter at its October 25, 2007 Board meeting and requested that the complainant provide it with details to substantiate the allegations. To date, the complainant has not provided any material facts to support the allegations. In June 2008, the complainant filed a derivative action against the defendants again. The defendants intend to vigorously defend against the claims asserted in this action, in part on the basis that the complainant has not complied with the defendants’ reasonable requests.

The Company is also involved in various other product liability lawsuits, claims and proceedings that arise in the ordinary course of business.

Product Warranties

The Company offers a warranty on various products, the most significant of which relates to its ICDs and pacemakers. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product warranty liability during the three and six months ended June 28, 2008 and June 30, 2007 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Balance at beginning of period	$17,238	$14,250	$16,691	$12,835
Warranty expense recognized	598	2,077	1,573	3,933
Warranty credits issued	(560)	(482)	(988)	(923)
Balance at end of period	$17,276	$15,845	$17,276	$15,845

Other Commitments

The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of June 28, 2008, the Company estimates it could be required to pay approximately $126 million in future periods to satisfy such commitments. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2007 Annual Report on Form 10-K for additional information.

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

NOTE 10 – SPECIAL CHARGES

In June 2007, the Company settled the Guidant 2004 patent litigation matter and recorded a pre-tax charge of $35.0 million. This matter originated in February 2004, when Guidant sued the Company in federal district court in Delaware alleging that the Company’s Epic® HF ICD, Atlas® + HF ICD and Frontier™ devices infringe certain patents owned or licensed by Guidant.

NOTE 11 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Numerator:
Net earnings	$201,059	$134,800	$385,840	$280,525

Denominator:
Basic weighted average shares outstanding	340,699	338,734	342,178	342,883
Effect of dilutive securities:
Stock options	7,507	10,750	7,854	11,441
Restricted shares	63	83	80	98
Diluted weighted average shares outstanding	348,269	349,567	350,112	354,422
Basic net earnings per share	$0.59	$0.40	$1.13	$0.82
Diluted net earnings per share	$0.58	$0.39	$1.10	$0.79

Approximately 13.3 million and 9.6 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the three months ended June 28, 2008 and June 30, 2007, respectively, because they were not dilutive. Additionally, approximately 13.4 million and 11.3 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the six months ended June 28, 2008 and June 30, 2007, respectively, because they were not dilutive.

Diluted weighted average shares outstanding have not been adjusted for the Company’s 1.22% Convertible Debentures or its 2.80% Convertible Debentures. As the principal values of the 1.22% Convertible Debentures and 2.80% Convertible Debentures are required to be settled only in cash, the dilutive impact would be equal to the number of shares needed to satisfy their intrinsic values, assuming conversion. The common stock related to the potential conversion of the 1.22% Convertible Debentures and 2.80% Convertible Debentures would only be included in diluted weighted average shares outstanding if the Company’s average stock price was greater than the conversion prices of $52.06 and $64.51, respectively.

Diluted weighted average shares outstanding have also not been adjusted for the warrants the Company sold in April 2007. The common stock to be issued under the warrants would only be included in diluted weighted average shares outstanding if the Company’s average stock price was greater than the warrant exercise price of $60.73. The dilutive impact would be equal to the number of shares needed to satisfy the intrinsic value of the warrants, assuming exercise.

NOTE 12 – COMPREHENSIVE INCOME

The table below sets forth the amounts in other comprehensive income, net of the related income tax impact (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net earnings	$201,059	$134,800	$385,840	$280,525
Other comprensive income (loss):
Cumulative translation adjustment	(9,697)	9,615	52,378	27,599
Unrealized gain (loss) on available-for-sale securities	3,296	(4,592)	(4,305)	(3,479)
Reclassification of realized gain to net earnings	—	—	—	(4,916)
Total comprehensive income	$194,658	$139,823	$433,913	$299,729

Upon the sale of an available-for-sale investment, the unrealized gain (loss) is reclassified out of other comprehensive income and reflected as a realized gain (loss) in net earnings. In the first quarter of 2007, the Company sold an available-for-sale investment, recognizing a realized after-tax gain of $4.9 million. The total pre-tax gain of $7.9 million was recognized as other income (see Note 13).

NOTE 13 – OTHER INCOME (EXPENSE), NET

The Company’s other income (expense) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Interest income	$3,091	$761	$7,347	$1,130
Interest expense	(5,121)	(11,226)	(10,118)	(24,814)
Other	(3,010)	15	332	8,066
Total other income (expense), net	$(5,040)	$(10,450)	$(2,439)	$(15,618)

NOTE 14 – INCOME TAXES

As of June 28, 2008, the Company had approximately $95.5 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company had $20.7 million accrued for interest and penalties as of June 28, 2008. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

NOTE 15 – FAIR VALUE MEASUREMENTS

The Company has marketable securities that it records at fair value based on quoted prices in an active market. The marketable securities consist of publicly-traded equity securities that are classified as available-for-sale securities and investments in mutual funds that are classified as trading securities. On the balance sheet, available-for-sale securities and trading securities are classified as other current assets and other assets, respectively. The fair value of the Company’s available-for-sale securities was $25.2 million and $32.4 million at June 28, 2008 and December 29, 2007, respectively.

The Company’s investments in mutual funds are specifically designated as available to the Company solely for the purpose of paying benefits under the Company’s non-qualified deferred compensation plan. The Company holds these investments in a rabbi trust which is not available for general corporate purposes and is subject to creditor claims in the event of insolvency. The fair value of these investments totaled $148.3 million at June 28, 2008 and $139.1 million at December 29, 2007.

NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/Neuro	CV/AF	Other	Total
Three Months ended June 28, 2008:
Net sales	$772,404	$363,356	$—	$1,135,760
Operating profit	479,399	194,379	(380,425)	293,353

Three Months ended June 30, 2007:
Net sales	$647,089	$300,247	$—	$947,336
Operating profit	397,142	144,172	(350,153)	191,161

Six Months ended June 28, 2008:
Net sales	$1,455,716	$690,782	$—	$2,146,498
Operating profit	899,673	368,297	(715,117)	552,853

Six Months ended June 30, 2007:
Net sales	$1,243,842	$590,472	$—	$1,834,314
Operating profit	757,850	282,390	(645,376)	394,864

The following table presents the Company’s total assets by reportable segment (in thousands):

Total Assets	June 28, 2008	December 29, 2007
CRM/Neuro	$2,011,955	$1,977,174
CV/AF	839,065	769,194
Other	2,787,664	2,583,036
	$5,638,684	$5,329,404

Geographic Information

The following table presents net sales by geographic location of the customer (in thousands):

	Three Months Ended		Six Months Ended
Net Sales	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
United States	$582,548	$526,344	$1,120,010	$1,039,256
International
Europe	316,733	240,948	586,878	458,454
Japan	99,485	76,385	185,289	142,166
Asia Pacific	63,153	47,499	116,193	88,900
Other (a)	73,841	56,160	138,128	105,538
	553,212	420,992	1,026,488	795,058
	$1,135,760	$947,336	$2,146,498	$1,834,314

(a) No one geographic market is greater than 5% of consolidated net sales.

The following table presents long-lived assets by geographic location (in thousands):

Long-Lived Assets	June 28, 2008	December 29, 2007
United States	$2,904,880	$2,840,259
International
Europe	147,620	136,661
Japan	104,600	89,309
Asia Pacific	14,673	13,134
Other	125,780	121,858
	392,673	360,962
	$3,297,553	$3,201,221

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net sales in the second quarter and first six months of 2008 were $1,135.8 million and $2,146.5 million, respectively, an increase of 20% and 17% over the second quarter and first six months of 2007, respectively, led by growth in sales of our ICDs and pacemakers as well as products to treat atrial fibrillation. Our ICD and pacemaker net sales grew 24% and 14%, respectively, in the second quarter of 2008, and 22% and 12%, respectively, during the first six months of 2008. Additionally, AF net sales increased 36% and 32% during the three and six months ended June 28, 2008 to $135.4 million and $254.3 million, respectively. Favorable foreign currency translation comparisons increased second quarter fiscal 2008 sales by $64.3 million and increased the first six month fiscal 2008 sales by $109.8 million. Refer to the Segment Performance section below for a more detailed discussion of the results for the respective segments.

Net earnings and diluted net earnings per share for the second quarter of 2008 were $201.1 million and $0.58 per diluted share, increases of 49% and 50%, respectively, compared to the same prior year period. The 2007 second quarter results include an after-tax $21.9 million special charge, or $0.06 per diluted share, related to the settlement of the Guidant 2004 patent litigation. Net earnings and diluted net earnings per share for the first six months of 2008 were $385.8 million and $1.10 per diluted share, increases of 38% and 39%, respectively, over the first six months of 2007. These increases for both the second quarter and first six months of 2008 compared to the same prior year periods were primarily driven by incremental profits resulting from higher sales, led by our CRM and AF operating segments, and the impact of the $21.9 million after-tax special charge that occurred during the second quarter of 2007.

We generated $380.3 million of operating cash flows for the first six months of 2008, compared to $254.3 million of operating cash flows for the first six months of 2007. We ended the second quarter with $397.5 million of cash and cash equivalents and $1,399.0 million of total debt. We have strong short-term credit ratings, with an A2 rating from Standard & Poor’s and a P2 rating from Moody’s. During the second quarter of 2008, Standard & Poor’s raised our long-term debt rating to A- from BBB+.

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

ACQUISITIONS

On July 3, 2008, we completed our acquisition of EP MedSystems, Inc. (EP MedSystems) for approximately $96 million (consisting of approximately $60 million in cash consideration and closing costs, and 0.9 million shares of St. Jude Medical common stock), less $1.1 million of cash acquired. EP MedSystems develops, manufactures, and markets medical devices for the electrophysiology market. EP MedSystems had been publicly traded on the NASDAQ Capital Market under the ticker symbol EPMD. The results and operations of EP MedSystems will be included in the results of our Atrial Fibrillation operating segment beginning in the third quarter of 2008.

We also acquired businesses involved in the distribution of our products for aggregate cash consideration of $6.4 million during the first six months of 2008.

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

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/Neuro	CV/AF	Other	Total
Three Months ended June 28, 2008:
Net sales	$772,404	$363,356	$—	$1,135,760
Operating profit	479,399	194,379	(380,425)	293,353

Three Months ended June 30, 2007:
Net sales	$647,089	$300,247	$—	$947,336
Operating profit	397,142	144,172	(350,153)	191,161

Six Months ended June 28, 2008:
Net sales	$1,455,716	$690,782	$—	$2,146,498
Operating profit	899,673	368,297	(715,117)	552,853

Six Months ended June 30, 2007:
Net sales	$1,243,842	$590,472	$—	$1,834,314
Operating profit	757,850	282,390	(645,376)	394,864

The following discussion of the changes in our net sales is provided by class of similar products within our four operating segments, which is the primary focus of our sales activities.

Cardiac Rhythm Management

	Three Months Ended			Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007	% Change	June 28, 2008	June 30, 2007	% Change
ICD systems	$405,777	$327,137	24.0%	$766,729	$629,406	21.8%
Pacemaker systems	306,008	268,207	14.1%	576,845	514,566	12.1%
	$711,785	$595,344	19.6%	$1,343,574	$1,143,972	17.4%

Cardiac Rhythm Management net sales increased 20% in the second quarter of 2008 compared to the second quarter of 2007 and increased 17% in the first six months of 2008 over the same period one year ago. CRM net sales for both the second quarter and first six months of 2008 were driven by volume growth. Foreign currency translation also had a $38.3 million and $65.5 million favorable impact on CRM net sales during the second quarter and first six months of 2008, respectively, compared to the same periods in 2007.

ICD net sales increased 24% and 22% in the second quarter and first six months of 2008, respectively, compared to the same periods in 2007, due to strong volume growth. The volume growth in ICD net sales in the second quarter and first six months of 2008 was broad-based across both U.S. and international markets and reflects our continued market penetration into new customer accounts and strong market demand for our cardiac resynchronization therapy ICD devices. In the United States, second quarter 2008 ICD net sales of $253.1 million increased 14% over last year’s second quarter. Internationally, second quarter 2008 ICD net sales of $152.7 million increased 45% compared to the second quarter of 2007. Foreign currency translation had an $18.2 million favorable impact on international ICD net sales during the second quarter of 2008 compared to the same period in 2007. In the United States, the first six months of 2008 ICD net sales of $488.5 million increased 12% over the same period last year. Internationally, the first six months of 2008 ICD net sales of $278.2 million increased 44% compared to the first six months of 2007. Foreign currency translation had a $30.9 million favorable impact on international ICD net sales during the first six months of 2008 compared to the same period in 2007.

Pacemaker net sales increased 14% and 12% in the second quarter and first six months of 2008, respectively, compared to the same periods in 2007, driven by strong volume growth. In the United States, second quarter 2008 pacemaker net sales of $133.5 million increased 5% compared to the same period last year. Internationally, second quarter 2008 pacemaker net sales of $172.5 million increased 22% compared to the second quarter of 2007. Foreign currency translation had a $20.1 million favorable impact on international pacemaker net sales in the second quarter of 2008 compared to the same period last year. In the United States, the first six months of 2008 pacemaker net sales of $255.4 million increased 2% compared to the same period last year. Internationally, the first six months of 2008 pacemaker net sales of $321.4 million increased 21% compared to the first half of 2007. Foreign currency translation had a $34.6 million favorable impact on international pacemaker net sales during the first six months of 2008 compared to the same period last year.

Cardiovascular

	Three Months Ended			Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007	% Change	June 28, 2008	June 30, 2007	% Change
Vascular closure devices	$96,956	$89,033	8.9%	$187,043	$178,878	4.6%
Heart valve products	87,205	75,889	14.9%	164,843	147,442	11.8%
Other cardiovascular products	43,814	35,518	23.4%	84,622	70,996	19.2%
	$227,975	$200,440	13.7%	$436,508	$397,316	9.9%

Cardiovascular net sales increased 14% and 10% during the second quarter and first six months of 2008, respectively, compared to the same periods in 2007. CV net sales were favorably impacted by positive foreign currency translation impacts of $16.2 million and $27.6 million during the second quarter and first six months of 2008, respectively, compared to the same periods last year.

Net sales of vascular closure devices increased 9% and 5% during the second quarter and first six months of 2008, respectively, compared to the same periods last year primarily driven by volume growth. Our Angio-Seal™ device continues to be the market share leader in the vascular closure device market. Heart valve net sales increased 15% and 12% during the second quarter and first six months of 2008, respectively, compared to the same periods last year due to favorable foreign currency translation and increased sales volumes. Net sales of other cardiovascular products increased $8.3 million and $13.6 million during the second quarter and first six months of 2008, respectively, compared to the same periods last year due to favorable foreign currency translation and increased sales volumes.

Atrial Fibrillation

	Three Months Ended			Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007	% Change	June 28, 2008	June 30, 2007	% Change
Atrial fibrillation products	$135,381	$99,807	35.6%	$254,274	$193,156	31.6%

Atrial Fibrillation net sales increased 36% and 32% during the second quarter and first six months of 2008, respectively, compared to the same periods last year. The increases in AF net sales were driven by volume growth from continued market acceptance of device-based ablation procedures to treat the symptoms of atrial fibrillation. Our access, diagnosis, visualization and ablation products assist physicians in diagnosing and treating atrial fibrillation and other irregular heart rhythms. Foreign currency translation had a favorable impact on AF net sales of $8.6 million and $14.7 million during the second quarter and first six months of 2008, respectively, compared to the same periods in 2007.

Neuromodulation

	Three Months Ended			Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007	% Change	June 28, 2008	June 30, 2007	% Change
Neurostimulation devices	$60,619	$51,745	17.1%	$112,142	$99,870	12.3%

Neuromodulation net sales increased 17% and 12% during the second quarter and first six months of 2008, respectively, compared to the same prior year periods. The increases in Neuro net sales were driven by continued growth in the neuromodulation market.

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended			Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007	% Change	June 28, 2008	June 30, 2007	% Change
Net sales	$1,135,760	$947,336	19.9%	$2,146,498	$1,834,314	17.0%

Overall, net sales increased 20% and 17% in the second quarter and first six months of 2008, respectively, compared to the same prior year periods. Net sales growth was favorably impacted by strong volume growth, driven primarily by our CRM and AF product sales. Additionally, foreign currency translation had a favorable impact on the second quarter and first six months of 2008 of $64.3 million and $109.8 million, respectively, due primarily to the strengthening of both the Euro and the Japanese Yen against the U.S. Dollar. These amounts are not indicative of the net earnings impact of foreign currency translation for the second quarter and first six months of 2008 due to partially offsetting unfavorable foreign currency translation impacts on cost of sales and operating expenses.

Net sales by geographic location of the customer were as follows (in thousands):

	Three Months Ended		Six Months Ended
Net Sales	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
United States	$582,548	$526,344	$1,120,010	$1,039,256
International
Europe	316,733	240,948	586,878	458,454
Japan	99,485	76,385	185,289	142,166
Asia Pacific	63,153	47,499	116,193	88,900
Other (a)	73,841	56,160	138,128	105,538
	553,212	420,992	1,026,488	795,058
	$1,135,760	$947,336	$2,146,498	$1,834,314

(a) No one geographic market is greater than 5% of consolidated net sales.

Gross Profit

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Gross profit	$848,069	$694,313	$1,598,320	$1,342,314
Percentage of net sales	74.7%	73.3%	74.5%	73.2%

Gross profit for the second quarter of 2008 totaled $848.1 million, or 74.7% of net sales, compared to $694.3 million, or 73.3% of net sales, for the second quarter of 2007. Gross profit for the first six months of 2008 totaled $1,598.3 million, or 74.5% of net sales, compared to $1,342.3 million, or 73.2% of net sales, for the first six months of 2007. The increase in our gross profit percentage for both the second quarter and first six months of 2008 is due to favorable foreign currency translation and favorable product mix in our CRM and AF operating segments.

Selling, General and Administrative (SG&A) Expense

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Selling, general and administrative	$416,261	$348,694	$783,377	$677,034
Percentage of net sales	36.7%	36.8%	36.5%	36.9%

SG&A expense for the second quarter of 2008 totaled $416.3 million, or 36.7% of net sales, compared to $348.7 million, or 36.8% of net sales, for the second quarter of 2007. SG&A expense for the first six months of 2007 totaled $783.4 million, or 36.5% of net sales, compared to $677.0 million, or 36.9% of net sales, for the first six months of 2007. The decrease in SG&A expense as a percent of net sales reflects the benefit from leveraging investments in our selling organization and market development programs.

Research and Development (R&D) Expense

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Research and development expense	$138,455	$119,458	$262,090	$235,416
Percentage of net sales	12.2%	12.6%	12.2%	12.8%

R&D expense in the second quarter of 2008 totaled $138.5 million, or 12.2% of net sales, compared to $119.5 million, or 12.6% of net sales, for the second quarter of 2007. R&D expense in the first six months of 2008 totaled $262.1 million, or 12.2% of net sales, compared to $235.4 million, or 12.8% of net sales, for the first six months of 2007. While 2008 R&D expense as a percent of net sales has decreased compared to 2007, total R&D expense in absolute terms increased 16% and 11% for the second quarter and first six months of 2008 compared to the same periods in 2007. These increases reflect our continuing commitment to fund future long-term growth opportunities. We continue to balance delivering short-term results with our investments in long-term growth drivers.

Special Charges

In June 2007, we settled the Guidant 2004 patent litigation and recorded a related pre-tax special charge of $35.0 million. This matter originated in February 2004, when Guidant sued us in federal district court in Delaware alleging that our Epic® HF ICD, Atlas® + HF ICD and Frontier™ devices infringe certain patents owned or licensed by Guidant.

Other Income (Expense), net

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Interest income	$3,091	$761	$7,347	$1,130
Interest expense	(5,121)	(11,226)	(10,118)	(24,814)
Other	(3,010)	15	332	8,066
Total other income (expense), net	$(5,040)	$(10,450)	$(2,439)	$(15,618)

The favorable change in other income (expense) during the second quarter and first six months of 2008 compared with the same periods in 2007 was the result of lower interest expense driven by lower interest rates related to our 1.22% Convertible Senior Debentures due 2008 (1.22% Convertible Debentures) issued in April 2007. The increase in interest income during the second quarter and first half of 2008 was due to higher average invested cash balances compared to the same periods in 2007. During the first quarter of 2007, we also realized a $7.9 million gain associated with the sale of a common stock investment, which was recorded in the other income category.

Income Taxes

	Three Months Ended		Six Months Ended
(as a percent of pre-tax income)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Effective tax rate	30.3%	25.4%	29.9%	26.0%

Our effective income tax rate was 30.3% and 25.4% for the second quarter of 2008 and 2007, respectively, and 29.9% and 26.0% for the first six months of 2008 and 2007, respectively. The after-tax $21.9 million special charge related to the settlement of the Guidant 2004 patent litigation favorably impacted the effective tax rate for the three and six months ended June 30, 2007 by 1.6% and 1.0%, respectively. The increase in our 2008 effective tax rate was also driven by the expiration of the Federal Research and Development tax credit (R&D tax credit), which provides a tax benefit on certain incremental R&D expenditures. Legislation to retroactively reinstate the R&D tax credit is pending in the U.S. Congress; however, it was not enacted and signed into law as of June 28, 2008. Accordingly, no benefit from the federal R&D tax credit was included in the estimate of our 2008 effective tax rate. The benefit of the R&D tax credit would be recorded in the period the legislation is enacted and signed into law.

LIQUIDITY

We believe that our existing cash balances, available credit facility borrowings and future cash generated from operations will be sufficient to meet our working capital and capital investment needs over the next twelve months and in the foreseeable future thereafter. In addition, we believe these same liquidity sources will be sufficient to fund the repayment of our 1.22% Convertible Debentures in December 2008. Should additional suitable investment opportunities arise, we believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital, if necessary. At June 28, 2008, our short-term credit ratings were A2 from Standard & Poor’s and P2 from Moody’s. Our Standard & Poor’s long-term debt rating at June 28, 2008 was A-. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating. In addition to our existing cash balances, primary short-term liquidity needs are provided through our commercial paper program, for which credit support is provided by a long-term $1.0 billion committed credit facility.

At June 28, 2008, a portion of our cash and cash equivalents was held by our non-U.S. subsidiaries. These funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation which could range from 0% to 33% of the amount repatriated.

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

Our DSO (ending net accounts receivable divided by average daily sales for the quarter) increased from 92 days at December 29, 2007 to 94 days at June 28, 2008. Our DIOH (ending net inventory divided by average daily cost of sales for the most recent six months) increased from 152 days at December 29, 2007 to 158 days at June 28, 2008. Special charges recorded in cost of sales reduced our December 29, 2007 DIOH by 11 days.

A summary of our cash flows from operating, investing and financing activities is provided in the following table (in thousands):

	Six Months Ended
	June 28, 2008	June 30, 2007
Net cash provided by (used in):
Operating activities	$380,299	$254,271
Investing activities	(165,020)	(135,259)
Financing activities	(218,194)	(92,273)
Effect of currency exchange rate changes on cash and cash equivalents	11,302	1,634
Net increase in cash and cash equivalents	$8,387	$28,373

Operating Cash Flows

Cash provided by operating activities was $380.3 million during the first six months of 2008 compared to $254.3 million during the first six months of 2007. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable and accounts payable. Operating cash flows improved during the first six months of 2008 compared to the same prior year period due to increased net earnings driven by net sales growth in our CRM and AF operating segments, improved working capital during the comparative periods and the $35.0 million patent litigation settlement paid in the second quarter of 2007.

Investing Cash Flows

Cash used in investing activities was $165.0 million during the first six months of 2008 compared to $135.3 million during the same period last year. Our purchases of property, plant and equipment, which totaled $136.7 million and $121.5 million in the first six months of 2008 and 2007, respectively, reflect our continued investment in our CRM and AF operating segments to support the product growth platforms currently in place. We acquired various businesses involved in the distribution of our products for aggregate cash consideration of $6.4 million and $9.0 million in the first six months of 2008 and 2007, respectively. During the first six months of 2007, we received proceeds of $12.9 million due to liquidating our minority interest in Conor Medical, Inc., as a result of its acquisition by Johnson and Johnson, Inc.

Financing Cash Flows

Cash used in financing activities was $218.2 million during the first six months of 2008 compared to $92.3 million of cash used in financing activities in the first six months of 2007. Our financing cash flows can fluctuate significantly depending upon our liquidity needs and the amount of stock option exercises. During the first six months of 2008, we used our outstanding cash balances to repurchase $300.0 million of our common stock. Comparatively, during the first six months of 2007, we repurchased approximately $1.0 billion of our common stock, which was financed through a portion of the proceeds from the issuance of $1.2 billion of 1.22% Convertible Debentures, proceeds from the issuance of commercial paper and borrowings under an interim liquidity facility. Approximately $700 million of proceeds from the issuance of our 1.22% Convertible Debentures were used to repay commercial paper borrowings and borrowings under an interim liquidity facility.

DEBT AND CREDIT FACILITIES

Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. We had no outstanding commercial paper borrowings during the six months ended June 28, 2008. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. We have a long-term $1.0 billion committed credit facility that we may draw on to support our commercial paper program and for general corporate purposes. Borrowings under this facility bear interest at the United States Dollar London InterBank Offered Rate (LIBOR) plus 0.27%, or in the event over half of the facility is drawn on, LIBOR plus 0.32%. The interest rate is subject to adjustment in the event of a change in our credit ratings. There have been no outstanding borrowings under this credit facility since its initiation in December 2006; however, the Company has used this credit facility to support commercial paper borrowings.

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

In April 2007, we issued $1.2 billion aggregate principal amount of 1.22% Convertible Debentures that mature on December 15, 2008. Interest payments related to the 1.22% Convertible Debentures are required on a semi-annual basis. We may be required to repurchase some or all of the 1.22% Convertible Debentures for cash upon the occurrence of certain corporate transactions. The 1.22% Convertible Debentures are convertible under certain circumstances for cash and shares of our common stock, if any, at an initial conversion rate of 19.2101 shares of our common stock per $1,000 principal amount of the 1.22% Convertible Debentures (equivalent to an initial conversion price of approximately $52.06 per share). Upon conversion, we are required to satisfy up to 100% of the principal amount of the 1.22% Convertible Debentures solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock, cash or a combination of common stock and cash, at our election. See Note 7 to the condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details on the 1.22% Convertible Debentures.

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

In December 2005, we issued $660.0 million aggregate principal amount of 2.80% Convertible Senior Debentures due 2035 (2.80% Convertible Debentures). At both June 28, 2008 and December 29, 2007, we had $5.5 million of the 2.80% Convertible Debentures outstanding. Interest on the 2.80% Convertible Debentures is payable on a semi-annual basis. Contingent interest of 0.25% is payable in certain circumstances. Holders of the 2.80% Convertible Debentures can require us to repurchase for cash some or all of the 2.80% Convertible Debentures on December 15 in the years 2006, 2008, 2010, 2015, 2020, 2025 and 2030 or upon the occurrence of certain events. In December 2006, holders required us to repurchase $654.5 million of the 2.80% Convertible Debentures for cash. We have the right to redeem some or all of the 2.80% Convertible Debentures for cash at any time.

In May 2003, we issued 7-year, 1.02% Yen-denominated notes in Japan (Yen Notes) totaling 20.9 billion Yen, or $193.5 million at June 28, 2008 and $182.5 million at December 29, 2007. Interest payments are required on a semi-annual basis and the entire principal balance is due in May 2010. The U.S. Dollar principal amount reflected on our balance sheet fluctuates because of the effects of foreign currency translation.

Our $1.0 billion committed credit facility and Yen Notes contain certain operating and financial covenants. Specifically, the credit facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 55% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the credit facility and the Yen Notes we also have certain limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. We were in compliance with all of our debt covenants during the first six months of 2008.

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

COMMITMENTS AND CONTINGENCIES

We have certain contingent commitments to acquire various businesses involved in the distribution of our products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of June 28, 2008, we could be required to pay approximately $126 million in future periods to satisfy such commitments. A description of our contractual obligations and other commitments is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2007 Annual Report on Form 10-K. As of June 28, 2008, there have been no significant changes in our contractual obligations and other commitments as previously disclosed in our 2007 Annual Report on Form 10-K. We have no off-balance sheet financing arrangements other than that previously disclosed in our 2007 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 8 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENTS

In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast”, “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in the sections entitled Off-Balance Sheet Arrangements and Contractual Obligations, Market Risk and Competition and Other Considerations in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2007 Annual Report on Form 10-K and in Part I, Item 1A, Risk Factors of our 2007 Annual Report on Form 10-K as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the list below.

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

As of June 28, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2008.

We are in the process of converting to a new enterprise resource planning (ERP) system. Implementation of the new ERP system is scheduled to occur in phases. During the second quarter of 2008, the Company’s U.S. sales and distribution groups implemented the new ERP system which resulted in some changes in internal controls. This ERP system, along with the internal controls over financial reporting included in the related phase of implementation, were appropriately tested for effectiveness prior to implementation. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On February 25, 2008, the Company announced that its Board of Directors authorized a share repurchase program of up to $250.0 million of the Company’s outstanding common stock. On April 9, 2008, the Company announced that its Board of Directors had authorized an additional $50.0 million of share repurchases as part of this share repurchase program, which has no expiration date. The Company began making share repurchases on April 18, 2008, and as of May 1, 2008, had repurchased 6.7 million shares for $300.0 million. The following table provides information about the shares repurchased by the Company during the second quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

03/30/08 – 04/26/08	3,970,000	$44.65	3,970,000	$122,723,384
04/27/08 – 05/31/08	2,766,888	44.31	2,766,888	—
06/01/08 – 06/28/08	—	—	—	—
Total	6,736,888	$44.51	6,736,888	$—

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2008 Annual Meeting of Shareholders held on May 9, 2008, the shareholders voted on and approved the proposals listed as follows:

a)	A proposal to elect four directors to the Company’s Board of Directors to serve three-year terms ending at the Company’s annual meeting in 2011, as follows:

Director	Votes For	Votes Withheld

Richard R. Devenuti	295,265,974	10,118,422
Stuart M. Essig	291,877,151	13,507,245
Thomas H. Garrett III	293,484,785	11,899,611
Wendy L. Yarno	293,171,951	12,212,445

In addition, the terms of the following directors continued after the meeting: directors with a term ending in 2009 – John W. Brown and Daniel J. Starks; and directors with a term ending in 2010 – Barbara B. Hill, Michael A. Rocca and Stefan K. Widensohler.

b)

A proposal to approve certain amendments to the St. Jude Medical, Inc. 2007 Stock Incentive Plan. The proposal received 206,829,518 votes for and 54,667,498 votes against, with the holders of 2,378,288 shares abstaining, and 41,499,092 broker non-votes.

c)

A proposal to approve an amendment to the Articles of Incorporation of St. Jude Medical, Inc. to implement a majority voting standard for directors in uncontested elections. The proposal received 293,314,714 votes for and 7,662,912 votes against, with the holders of 2,406,769 shares abstaining.

d)

A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2008. The proposal received 298,549,791 votes for and 4,268,631 votes against, with the holders of 2,565,974 shares abstaining.

Item 6.	EXHIBITS

3.1	St. Jude Medical, Inc. Articles of Incorporation, as amended on May 9, 2008.

10.1	St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended (2008), is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 12, 2008.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.
August 6, 2008	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	St. Jude Medical, Inc. Articles of Incorporation, as amended on May 9, 2008. #

10.1	St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended (2008), is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 12, 2008.

12	Computation of Ratio of Earnings to Fixed Charges. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

_________________

# Filed as an exhibit to this Quarterly Report on Form 10-Q.