Form 10-Q
period 2008-09-27
ST JUDE MEDICAL INC
filed 2008-10-30
CIK 203077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission File Number: 0-8672

__________________________

ST. JUDE MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Lillehei Plaza, St. Paul, Minnesota 55117

(Address of principal executive offices, including zip code)

(651) 483-2000

(Registrant’s telephone number, including area code)

__________________

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of common stock, par value $.10 per share, outstanding on October 17, 2008 was 344,182,233.

PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$1,084,136	$926,840	$3,230,634	$2,761,154
Cost of sales	273,926	244,859	822,104	736,859
Gross profit	810,210	681,981	2,408,530	2,024,295
Selling, general and administrative expense	401,325	337,823	1,184,702	1,014,857
Research and development expense	131,054	117,027	393,144	352,443
Special charges	—	—	—	35,000
Operating profit	277,831	227,131	830,684	621,995
Other income (expense), net	(4,941)	(7,625)	(7,380)	(23,243)
Earnings before income taxes	272,890	219,506	823,304	598,752

Income tax expense	79,947	59,267	244,521	157,988

Net earnings	$192,943	$160,239	$578,783	$440,764

Net earnings per share:
Basic	$0.56	$0.47	$1.69	$1.29
Diluted	$0.55	$0.46	$1.65	$1.25

Weighted average shares outstanding:
Basic	342,698	340,360	342,352	342,042
Diluted	349,728	350,238	349,984	353,027

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	September 27, 2008 (Unaudited)	December 29, 2007
ASSETS
Current Assets
Cash and cash equivalents	$579,242	$389,094
Accounts receivable, less allowance for doubtful accounts of $30,500 at September 27, 2008 and $26,652 at December 29, 2007	1,147,338	1,023,952
Inventories	501,470	457,734
Deferred income taxes, net	103,693	110,710
Other	189,267	146,693
Total current assets	2,521,010	2,128,183
Property, plant and equipment, at cost	1,590,820	1,399,404
Less: accumulated depreciation	(691,255)	(622,609)
Net property, plant and equipment	899,565	776,795
Other Assets
Goodwill	1,753,420	1,657,313
Other intangible assets, net	494,927	498,700
Other	283,409	268,413
Total other assets	2,531,756	2,424,426
TOTAL ASSETS	$5,952,331	$5,329,404

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1,205,498	$1,205,498
Accounts payable	245,840	188,210
Income taxes payable	—	16,458
Accrued expenses
Employee compensation and related benefits	264,014	261,833
Other	187,765	177,230
Total current liabilities	1,903,117	1,849,229

Long-term debt	196,611	182,493
Deferred income taxes, net	122,117	107,011
Other liabilities	265,698	262,661
Total liabilities	2,487,543	2,401,394

Commitments and Contingencies (Note 8)	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 344,026,825 and 342,846,963 shares issued and outstanding at September 27, 2008 and December 29, 2007, respectively)	34,403	34,285
Additional paid-in capital	177,192	193,662
Retained earnings	3,172,086	2,600,905
Accumulated other comprehensive income
Cumulative translation adjustment	75,030	86,754
Unrealized gain on available-for-sale securities	6,077	12,404
Total shareholders’ equity	3,464,788	2,928,010
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,952,331	$5,329,404

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

Nine Months Ended	September 27, 2008	September 29, 2007
OPERATING ACTIVITIES
Net earnings	$578,783	$440,764
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	97,206	89,802
Amortization	55,528	56,410
Gain on sale of investment	—	(7,929)
Stock-based compensation	37,929	40,042
Excess tax benefits from stock-based compensation	(43,495)	(90,548)
Deferred income taxes	27,206	52,032
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(123,601)	(66,333)
Inventories	(44,883)	(39,031)
Other current assets	(14,077)	(27,325)
Accounts payable and accrued expenses	59,963	18,271
Income taxes payable	17,815	20,573
Net cash provided by operating activities	648,374	486,728

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(219,884)	(211,857)
Business acquisition payments, net of cash acquired	(93,661)	(11,738)
Proceeds from the sale of investment	—	12,929
Other, net	(33,914)	(18,205)
Net cash used in investing activities	(347,459)	(228,871)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	146,760	172,557
Excess tax benefits from stock-based compensation	43,495	90,548
Common stock repurchased, including related costs	(300,000)	(999,867)
Issuance of convertible debentures	—	1,200,000
Purchase of call options	—	(101,040)
Proceeds from the sale of warrants	—	35,040
Borrowings under debt facilities	—	8,045,869
Payments under debt facilities	—	(8,696,224)
Net cash used in financing activities	(109,745)	(253,117)

Effect of currency exchange rate changes on cash and cash equivalents	(1,022)	5,420
Net increase in cash and cash equivalents	190,148	10,160
Cash and cash equivalents at beginning of period	389,094	79,888
Cash and cash equivalents at end of period	$579,242	$90,048

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

In May 2008, the FASB issued FSP Accounting Principles Board (APB) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB No. 14-1). The FSP requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability and an equity component in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB No. 14-1 is effective in fiscal years beginning after December 15, 2008 and requires retrospective application to all prior periods presented. The Company’s 2009 adoption will require historical financial statements for fiscal year 2005 through fiscal year 2008 to be adjusted to conform to the FSP’s new accounting treatment for both the 1.22% Convertible Senior Debentures due 2008 (1.22% Convertible Debentures) and 2.80% Convertible Senior Debentures due 2035 (2.80% Convertible Debentures), which were issued in April 2007 and December 2005, respectively (see Note 7). The retrospective application of this new accounting treatment will primarily result in a material non-cash increase to interest expense reported in the Company’s historical financial statements.

NOTE 3 – ACQUISITIONS

On July 3, 2008, the Company completed the acquisition of EP MedSystems, Inc. (EP MedSystems) for $95.7 million (consisting of $59.0 million in net cash consideration and closing costs and 0.9 million shares of St. Jude Medical common stock). EP MedSystems had been publicly traded on the NASDAQ Capital Market under the ticker symbol EPMD. EP MedSystems develops, manufactures and markets medical devices for the electrophysiology market which are used for visualization, diagnosis and treatment of heart rhythm disorders. The results of operations of EP MedSystems have been included in the results of the Atrial Fibrillation operating segment beginning in the third quarter of 2008. The Company acquired EP MedSystems to strengthen its portfolio of products used to treat heart rhythm disorders.

The goodwill recorded as a result of the EP MedSystems acquisition is not deductible for income tax purposes and was allocated entirely to the Company’s Atrial Fibrillation operating segment. The goodwill recognized represents future product opportunities that did not have regulatory approval at the date of acquisition. In connection with the acquisition of EP MedSystems, the Company recorded $17.0 million of developed and core technology intangible assets that have estimated useful lives of 7 to 10 years and $3.3 million of customer relationship intangible assets that have estimated useful lives of 7 to 10 years. Pro forma information relating to this acquisition is not included because its impact on the Company’s results of operations is not considered to be material. The aggregate EP MedSystems purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The preliminary allocation of the purchase price is as follows:

(in thousands)	EP MedSystems
Current assets	$8,506
Goodwill	69,719
Other intangible assets	20,250
Deferred income taxes, net	17,213
Other long-term assets	1,101
Total assets acquired	$116,789

Current liabilities	21,084
Net assets acquired	$95,705

Cash paid, net of cash acquired	$58,994
Non-cash (SJM shares at fair value)	36,711
Net assets acquired	$95,705

During the first nine months of 2008, the Company entered into other immaterial acquisitions. On August 7, 2008, the Company’s Cardiovascular segment acquired Datascope Corporation’s vascular closure business and collagen operations for $21.8 million in cash consideration and closing costs. The Company is holding an additional $3.0 million as security for an indemnification obligation of Datascope. This holdback amount, less any amounts offset against it, will be paid to Datascope 18 months following the closing date of the transaction. The Company also acquired businesses involved in the distribution of the Company’s products for aggregate cash consideration of $12.9 million during the first nine months of 2008. Pro forma information relating to these 2008 acquisitions is not included because the impact on the Company’s results of operations is not considered to be material.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 16) for the nine months ended September 27, 2008 were as follows (in thousands):

	CRM/Neuro	CV/AF	Total
Balance at December 29, 2007	$1,196,972	$460,341	$1,657,313
Foreign currency translation	$4,628	$(167)	4,461
EP MedSystems	—	69,719	69,719
Other	3,887	18,040	21,927

Balance at September 27, 2008	$1,205,487	$547,933	$1,753,420

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	September 27, 2008		December 29, 2007
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Purchased technology and patents	$501,753	$131,416	$473,430	$102,119
Customer lists and relationships	161,987	58,712	153,388	51,055
Trademarks and tradenames	23,300	4,401	23,300	3,236
Licenses and other	3,688	1,904	2,870	1,003
Distribution agreements	1,505	873	3,879	754
	$692,233	$197,306	$656,867	$158,167

NOTE 5 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	September 27, 2008	December 29, 2007
Finished goods	$366,446	$338,195
Work in process	39,765	32,889
Raw materials	95,259	86,650
	$501,470	$457,734

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

A summary of the activity related to the 2007 restructuring accrual is as follows (in thousands):

	Employee termination costs	Other	Total
Balance at December 29, 2007	$17,060	$9,683	$26,743

Cash payments	(9,355)	(6,811)	(16,166)
Foreign currency translation	760	2	762

Balance at September 27, 2008	$8,465	$2,874	$11,339

NOTE 7 – DEBT

The Company’s total long-term debt consisted of the following (in thousands):

	September 27, 2008	December 29, 2007
1.22% Convertible senior debentures	$1,200,000	$1,200,000
2.80% Convertible senior debentures	5,498	5,498
1.02% Yen-denominated notes	196,611	182,493
Total long-term debt	1,402,109	1,387,991
Less: current portion of long-term debt	1,205,498	1,205,498
Long-term debt	$196,611	$182,493

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

The 1.22% Convertible Debentures are unsecured and unsubordinated obligations and rank equal in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness and junior in right of payment to all of the Company’s existing and future secured debt as well as all liabilities of the Company’s subsidiaries. The 1.22% Convertible Debentures will be effectively subordinated to the claims of creditors, including trade creditors, of the Company’s subsidiaries. As of September 27, 2008, the fair value of the 1.22% Convertible Debentures approximated their carrying value.

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

2.80% Convertible Senior Debentures:   In December 2005, the Company issued $660.0 million aggregate principal amount of 30-year 2.80% Convertible Debentures. The Company has the right to redeem some or all of the 2.80% Convertible Debentures for cash at any time. Interest on the 2.80% Convertible Debentures is payable on June 15 and December 15 of each year. Contingent interest of 0.25% is payable in certain circumstances. Holders of the 2.80% Convertible Debentures can require the Company to repurchase for cash some or all of the 2.80% Convertible Debentures on December 15 in the years 2006, 2008, 2010, 2015, 2020, 2025 and 2030. In December 2006, holders required the Company to repurchase $654.5 million of the 2.80% Convertible Debentures for cash. As of September 27, 2008, $5.5 million aggregate principal amount of the 2.80% Convertible Debentures remained outstanding. The remaining holders may convert each of the $1,000 principal amounts of the 2.80% Convertible Debentures into 15.5009 shares of the Company’s common stock (an initial conversion price of approximately $64.51) under certain circumstances. As of September 27, 2008, the fair value of the 2.80% Convertible Debentures approximated their carrying value.

1.02% Yen-denominated Notes:   In May 2003, the Company issued 7-year, 1.02% unsecured notes totaling 20.9 billion Yen, or $196.6 million at September 27, 2008 and $182.5 million at December 29, 2007. Interest payments are required on a semi-annual basis and the entire principal balance is due in May 2010. The U.S. Dollar principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. As of September 27, 2008, the fair value of these notes approximated their carrying value.

Credit Facility:   In December 2006, the Company entered into a 5-year, $1.0 billion committed credit facility that it may draw on for general corporate purposes and to support its commercial paper program. Borrowings under this facility bear interest at the prime rate or United States Dollar London InterBank Offered Rate (LIBOR) plus 0.235%, at the election of the Company. In the event over half of the facility is drawn upon, an additional five basis points is added to the elected prime or LIBOR rate. Additionally, the interest rate is subject to adjustment in the event of a change in the Company’s credit ratings.

Commercial Paper Borrowings: The Company’s commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. The Company did not have any outstanding commercial paper borrowings during the nine months ended September 27, 2008. Any future commercial paper borrowings would bear interest at the applicable then-current market rates.

Subsequent Event:   In October 2008, the Company borrowed $500.0 million from its $1.0 billion long-term committed credit facility. The Company intends to utilize these proceeds as well as cash from operations to fund the repayment of its 1.22% Convertible Debentures and 2.80% Convertible Debentures during the fourth quarter of 2008.

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

Subsequent to the Company’s voluntary field action, the Company has been sued in various jurisdictions beginning in March 2000 by some patients who received a product with Silzone® coating and, as of October 17, 2008, such cases are pending in the United States, Canada, and France. Some of these claimants allege bodily injuries as a result of an explant or other complications, which they attribute to Silzone®-coated products. Others, who have not had their Silzone®-coated heart valve explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all other replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. The Company has vigorously defended against the claims that have been asserted and expects to continue to do so with respect to any remaining claims.

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

In October 2001, eight class-action complaints were consolidated into one class action case by the District Court. The Company requested the Eighth Circuit Court of Appeals (the Eighth Circuit) to review the District Court’s initial class certification orders and, in October 2005, the Eighth Circuit issued a decision reversing the District Court’s class certification rulings and directed the District Court to undertake further proceedings. In October 2006, the District Court granted plaintiffs’ renewed motion to certify a nationwide consumer protection class under Minnesota’s consumer protection statutes and Private Attorney General Act. The Company again requested the Eighth Circuit to review the District Court’s class certification orders and, in April 2008, the Eighth Circuit again issued a decision reversing the District Court’s October 2006 class certification rulings. The order by the Eighth Circuit returned the case to the District Court for continued proceedings. Plaintiffs have recently requested the District Court to certify a new class. The Company is vigorously defending against such certification.

There are 12 individual state court suits concerning Silzone®-coated products pending as of October 17, 2008, involving 12 patients. These cases are venued in Minnesota, Nevada and Texas. The complaints in these state court cases are requesting damages ranging from $10 thousand to $100 thousand and, in some cases, seek an unspecified amount. The most recent individual state court complaint was served upon the Company in February 2008. These state court cases are proceeding in accordance with the orders issued by the judges in those matters. As of October 17, 2008, there are no individual Silzone® cases pending in federal court.

In addition, a lawsuit seeking a class action for all persons residing in the European Economic Union member jurisdictions who have had a heart valve replacement and/or repair procedure using a product with Silzone® coating was filed in Minnesota state court and served upon the Company in February 2004 by two European citizens who now reside in Canada. The complaint seeks damages in an unspecified amount for the class, and in excess of $50 thousand for each plaintiff. The complaint also seeks injunctive relief in the form of medical monitoring. The Company opposed the plaintiffs’ pursuit of this case on jurisdictional, procedural and substantive grounds, and in April 2008, the Minnesota state court denied the plaintiffs’ request for class certification. The time for appeal has expired.

In Canada, there are also four class-action cases and 2 individual cases pending against the Company. In one such case in Ontario, the court certified that a class action involving Silzone® patients may proceed, and the trial of the initial phase of this matter is scheduled for March 2009. A second case seeking class action status in Ontario has been stayed pending resolution of the other Ontario action. A case filed as a class action in British Columbia remains pending. A court in Quebec has certified a class action, and that matter is proceeding in accordance with the court orders. Additionally, in December 2005, the Company was served with a lawsuit by the Quebec Provincial health insurer to recover the cost of insured services furnished or to be furnished to class members in the class action pending in Quebec. The complaints in these cases request damages ranging from 1.5 million to 2.0 billion Canadian Dollars (the equivalent to $1.4 million to $1.9 billion at September 27, 2008).

In France, one case involving one plaintiff was pending as of October 17, 2008. In November 2004, an Injunctive Summons to Appear was served, requesting damages in excess of 3 million Euros (the equivalent to $4.4 million at September 27, 2008).

The Company is not aware of any unasserted claims related to Silzone®-coated products. Company management believes that the final resolution of the Silzone® cases will take a number of years.

The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone®-coated products, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered. The Company has not accrued for any amounts associated with settlements or judgments because potential losses cannot be reasonably estimated. Based on the Company’s experience in these types of individual cases, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed by the plaintiffs and is often significantly less than the amount claimed. Management expects that any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves will not have a material adverse effect on the Company’s consolidated financial position, although such costs may be material to the Company’s consolidated earnings and cash flows of a future period. As of September 27, 2008, the Company’s Silzone® litigation reserve was $23.4 million and its receivable from insurance carriers was $21.6 million.

The Company’s remaining product liability insurance for Silzone® claims consists of two $50 million layers, each of which is covered by one or more insurance companies. The current $50 million layer of insurance is covered by American Insurance Company (AIC). In December 2007, AIC initiated a lawsuit in Minnesota Federal District Court seeking a court order declaring that it is not required to provide coverage for a portion of the Silzone® litigation defense and indemnity expenses that the Company may incur in the future. The Company believes the claims of AIC are without merit and plans to vigorously defend against the claims AIC has asserted. For all Silzone® legal costs incurred, the Company records insurance receivables for the amounts that it expects to recover.

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

Guidant’s original suit alleged infringement of four patents by the Company. Guidant later dismissed its claim on the first patent and the district court ruled that the second patent was invalid, and this ruling was later upheld by the Court of Appeals for the Federal Circuit (CAFC). The third patent was found to be invalid by the district court. The fourth patent (the ‘288 patent) was initially found to be invalid by the district court judge, but the CAFC reversed this decision in August 2004. The case was returned to the district court in November 2004. The district court issued rulings on claims construction and a response to motions for summary judgment in March 2006. Guidant’s special request to appeal certain aspects of these rulings was rejected by the CAFC. In March 2007, the district court judge responsible for the case granted summary judgment in favor of the Company, ruling that the only remaining patent claim (the ‘288 patent) asserted against the Company in the case was invalid. In April 2007, Guidant appealed the district court’s March 2007 and March 2006 rulings. In October 2008, the CAFC heard oral arguments on this appeal. A decision from the CAFC is expected in 2009.

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

Securities Class Action Litigation:  In April and May 2006, five shareholders, each purporting to act on behalf of a class of purchasers during the period January 25 through April 4, 2006 (the Class Period), separately sued the Company and certain of its officers in federal district court in Minnesota alleging that the Company made materially false and misleading statements during the Class Period relating to financial performance, projected earnings guidance and projected sales of ICDs. The complaints, all of which seek unspecified damages and other relief, as well as attorneys’ fees, have been consolidated. The Company filed a motion to dismiss, which was denied by the district court in March 2007. The discovery process concluded in September, and the Company has filed a motion for summary judgment scheduled to be argued on December 5, 2008. The Company intends to vigorously defend against the claims asserted in these actions. The Company’s directors and officers liability insurance provides $75 million of insurance coverage for the Company, the officers and the directors, after a $15 million self-insured retention level has been reached.

Derivative Action: In February 2007, a derivative action was filed in state court in Minnesota which purported to bring claims belonging to the Company against the Company’s Board of Directors and various officers and former officers for alleged malfeasance in the management of the Company. The claims were based on substantially the same allegations as those underlying the securities class action litigation described above. The defendants (consisting of the Company’s Board of Directors and various officers and former officers) filed a motion to dismiss, and in June 2007 the state court granted the motion, thus dismissing the derivative case for failure of the complainant to make a demand on the Board. In September 2007, the plaintiff sent a shareholder demand letter to the Board. The Board considered the letter at its October 25, 2007 Board meeting and requested that the complainant provide it with details to substantiate the allegations. To date, the complainant has not provided any material facts to support the allegations. In June 2008, the complainant filed a derivative action against the defendants again. The defendants have filed a motion to dismiss that complaint and intend to continue to vigorously defend against the claims asserted in this action.

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

Changes in the Company’s product warranty liability during the three and nine months ended September 27, 2008 and September 29, 2007 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Balance at beginning of period	$17,276	$15,845	$16,691	$12,835
Warranty expense recognized	850	925	2,423	4,858
Warranty credits issued	(488)	(214)	(1,476)	(1,137)
Balance at end of period	$17,638	$16,556	$17,638	$16,556

Other Commitments

The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of September 27, 2008, the Company estimates it could be required to pay approximately $125 million in future periods to satisfy such commitments. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2007 Annual Report on Form 10-K for additional information.

NOTE 9 – SHAREHOLDERS’ EQUITY

On February 22, 2008, the Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of the Company’s outstanding common stock. On April 8, 2008, the Company’s Board of Directors authorized an additional $50.0 million of share repurchases as part of this share repurchase program. The Company ultimately completed the repurchases under the program on May 1, 2008. In total, the Company repurchased 6.7 million shares for $300.0 million.

In January 2007, the Company’s Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company’s outstanding common stock. In the first quarter of 2007, the Company repurchased $700.0 million of its outstanding common stock. The Company ultimately completed the repurchases under the program on May 8, 2007. In total, the Company repurchased 23.6 million shares for $1.0 billion.

NOTE 10 – SPECIAL CHARGES

In June 2007, the Company settled the Guidant 2004 patent litigation matter and recorded a pre-tax charge of $35.0 million. This matter originated in February 2004, when Guidant sued the Company in federal district court in Delaware alleging that the Company’s Epic® HF ICD, Atlas® + HF ICD and Frontier™ devices infringe certain patents owned or licensed by Guidant.

NOTE 11 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Numerator:
Net earnings	$192,943	$160,239	$578,783	$440,764

Denominator:
Basic weighted average shares outstanding	342,698	340,360	342,352	342,042
Effect of dilutive securities:
Stock options	6,976	9,798	7,561	10,893
Restricted shares	54	80	71	92
Diluted weighted average shares outstanding	349,728	350,238	349,984	353,027
Basic net earnings per share	$0.56	$0.47	$1.69	$1.29
Diluted net earnings per share	$0.55	$0.46	$1.65	$1.25

Approximately 8.9 million and 8.7 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the three months ended September 27, 2008 and September 29, 2007, respectively, because they were not dilutive. Additionally, approximately 11.9 million and 10.4 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the nine months ended September 27, 2008 and September 29, 2007, respectively, because they were not dilutive.

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

NOTE 12 – COMPREHENSIVE INCOME

The table below sets forth the amounts in other comprehensive income, net of the related income tax impact (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net earnings	$192,943	$160,239	$578,783	$440,764
Other comprehensive income (loss):
Cumulative translation adjustment	(64,102)	34,273	(11,724)	61,872
Unrealized loss on available-for-sale securities	(2,022)	(2,380)	(6,327)	(5,859)
Reclassification of realized gain to net earnings	—	—	—	(4,916)
Total comprehensive income	$126,819	$192,132	$560,732	$491,861

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

NOTE 13 – OTHER INCOME (EXPENSE), NET

The Company’s other income (expense) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Interest income	$3,258	$909	$10,605	$2,039
Interest expense	(5,120)	(7,997)	(15,238)	(32,811)
Other	(3,079)	(537)	(2,747)	7,529
Total other income (expense), net	$(4,941)	$(7,625)	$(7,380)	$(23,243)

NOTE 14 – INCOME TAXES

As of September 27, 2008, the Company had approximately $95.1 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company had $22.4 million accrued for interest and penalties as of September 27, 2008. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

NOTE 15 – FAIR VALUE MEASUREMENTS

The Company has marketable securities that it records at fair value based on quoted prices in an active market. The marketable securities consist of publicly-traded equity securities that are classified as available-for-sale securities and investments in mutual funds that are classified as trading securities. On the balance sheet, available-for-sale securities and trading securities are classified as other current assets and other assets, respectively. The fair value of the Company’s available-for-sale securities was $21.9 million and $32.4 million at September 27, 2008 and December 29, 2007, respectively.

The Company’s investments in mutual funds are specifically designated as available to the Company solely for the purpose of paying benefits under the Company’s non-qualified deferred compensation plan. The Company holds these investments in a rabbi trust which is not available for general corporate purposes and is subject to creditor claims in the event of insolvency. The fair value of these investments totaled $138.9 million at September 27, 2008 and $139.1 million at December 29, 2007.

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

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/Neuro	CV/AF	Other	Total
Three Months ended September 27, 2008:
Net sales	$742,668	$341,468	$—	$1,084,136
Operating profit	462,957	178,096	(363,222)	277,831

Three Months ended September 29, 2007:
Net sales	$638,514	$288,326	$—	$926,840
Operating profit	390,264	141,247	(304,380)	227,131

Nine Months ended September 27, 2008:
Net sales	$2,198,384	$1,032,250	$—	$3,230,634
Operating profit	1,362,630	546,393	(1,078,339)	830,684

Nine Months ended September 29, 2007:
Net sales	$1,882,356	$878,798	$—	$2,761,154
Operating profit	1,148,114	423,637	(949,756)	621,995

The following table presents the Company’s total assets by reportable segment (in thousands):

Total Assets	September 27, 2008	December 29, 2007
CRM/Neuro	$2,035,450	$1,977,174
CV/AF	968,700	769,194
Other	2,948,181	2,583,036
	$5,952,331	$5,329,404

Geographic Information

The following table presents net sales by geographic location of the customer (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
United States	$587,784	$526,171	$1,707,794	$1,565,427
International
Europe	277,017	215,026	863,895	673,481
Japan	90,923	82,070	276,211	224,236
Asia Pacific	60,631	52,358	176,824	141,257
Other (a)	67,781	51,215	205,910	156,753
	496,352	400,669	1,522,840	1,195,727
	$1,084,136	$926,840	$3,230,634	$2,761,154

(a) No one geographic market is greater than 5% of consolidated net sales.

The following table presents long-lived assets by geographic location (in thousands):

Long-Lived Assets	September 27, 2008	December 29, 2007
United States	$3,046,020	$2,840,259
International
Europe	137,700	136,661
Japan	107,967	89,309
Asia Pacific	14,026	13,134
Other	125,608	121,858
	385,301	360,962
	$3,431,321	$3,201,221

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our business is focused on the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas and implantable neurostimulation devices for the management of chronic pain. We sell our products in more than 100 countries around the world. Our largest geographic markets are the United States, Europe, Japan and Asia Pacific. Our four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF) and Neuromodulation (Neuro). Each operating segment focuses on developing and manufacturing products for its respective therapy area. Our principal products in each operating segment are as follows: CRM – tachycardia implantable cardioverter defibrillator systems (ICDs) and bradycardia pacemaker systems (pacemakers); CV – vascular closure devices and heart valve replacement and repair products; AF – electrophysiology introducers and catheters, advanced cardiac mapping, recording and navigation systems and ablation systems; and Neuro – neurostimulation devices. References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.

We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our net sales relate to CRM devices – ICDs and pacemakers. Management remains focused on increasing our worldwide CRM market share, as we are one of three principal manufacturers and suppliers in the global CRM market. In order to help accomplish this objective, we have continued to expand our selling organizations and introduce new CRM products.

Net sales in the third quarter and first nine months of 2008 were $1,084.1 million and $3,230.6 million, respectively, increases of 17% over both the third quarter and first nine months of 2007, led by growth in sales of our ICDs and pacemakers as well as products to treat atrial fibrillation. Our ICD and pacemaker net sales grew 20% and 10%, respectively, in the third quarter of 2008, and 21% and 11%, respectively, during the first nine months of 2008. Additionally, AF net sales increased nearly 35% and 33% during the three and nine months ended September 27, 2008 to $135.0 million and $389.2 million, respectively. Favorable foreign currency translation comparisons increased third quarter fiscal 2008 sales by $40.1 million and increased the first nine month fiscal 2008 sales by $149.8 million. Refer to the Segment Performance section below for a more detailed discussion of the results for the respective segments.

Net earnings and diluted net earnings per share for the third quarter of 2008 were $192.9 million and $0.55 per diluted share, increases of 20% and 21%, respectively, compared to the same prior year period. Net earnings and diluted net earnings per share for the first nine months of 2008 were $578.8 million and $1.65 per diluted share, increases of 31% and 32%, respectively, over the first nine months of 2007. These increases for both the third quarter and first nine months of 2008 compared to the same prior year periods were primarily driven by incremental profits resulting from higher sales, led by our CRM and AF operating segments. Additionally, the first nine months of 2007 were unfavorably impacted by an after-tax $21.9 million special charge, or $0.06 per diluted share, related to the settlement of the Guidant 2004 patent litigation.

We generated $648.4 million of operating cash flows for the first nine months of 2008, compared to $486.7 million of operating cash flows for the first nine months of 2007. We ended the third quarter with $579.2 million of cash and cash equivalents and $1,402.1 million of total debt. We have strong short-term credit ratings, with an A2 rating from Standard & Poor’s and a P2 rating from Moody’s. During the second quarter of 2008, Standard & Poor’s raised our long-term debt rating to A- from BBB+.

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

ACQUISITIONS

On July 3, 2008, we completed our acquisition of EP MedSystems, Inc. (EP MedSystems) for $95.7 million (consisting of $59.0 million in net cash consideration and closing costs and 0.9 million shares of St. Jude Medical common stock). EP MedSystems had been publicly traded on the NASDAQ Capital Market under the ticker symbol EPMD. EP MedSystems develops, manufactures, and markets medical devices for the electrophysiology market which are used for visualization, diagnosis and treatment of heart rhythm disorders. The results of operations of EP MedSystems have been included in the results of our Atrial Fibrillation operating segment beginning in the third quarter of 2008. The Company acquired EP MedSystems to strengthen its portfolio of products used to treat heart rhythm disorders.

On August 7, 2008, we acquired Datascope Corporation’s vascular closure business and collagen operations for $21.8 million in cash consideration and closing costs, and the results of operations have been included in the Cardiovascular operating segment. During the first nine months of 2008, we also acquired businesses involved in the distribution of our products for aggregate cash consideration of $12.9 million.

SEGMENT PERFORMANCE

Our four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF) and Neuromodulation (Neuro). The primary products produced by each operating segment are: CRM – ICDs and pacemakers; CV – vascular closure devices and heart valve replacement and repair products; AF – electrophysiology introducers and catheters, advanced cardiac mapping, recording and navigation systems and ablation systems; and Neuro – neurostimulation devices.

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

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/Neuro	CV/AF	Other	Total
Three Months ended September 27, 2008:
Net sales	$742,668	$341,468	$—	$1,084,136
Operating profit	462,957	178,096	(363,222)	277,831
Three Months ended September 29, 2007:
Net sales	$638,514	$288,326	$—	$926,840
Operating profit	390,264	141,247	(304,380)	227,131

Nine Months ended September 27, 2008:
Net sales	$2,198,384	$1,032,250	$—	$3,230,634
Operating profit	1,362,630	546,393	(1,078,339)	830,684
Nine Months ended September 29, 2007:
Net sales	$1,882,356	$878,798	$—	$2,761,154
Operating profit	1,148,114	423,637	(949,756)	621,995

The following discussion of the changes in our net sales is provided by class of similar products within our four operating segments, which is the primary focus of our sales activities.

Cardiac Rhythm Management

	Three Months Ended			Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	% Change	September 27, 2008	September 29, 2007	% Change
ICD systems	$381,062	$317,769	19.9%	$1,147,791	$947,175	21.2%
Pacemaker systems	297,146	269,844	10.1%	873,991	784,410	11.4%
	$678,208	$587,613	15.4%	$2,021,782	$1,731,585	16.8%

Cardiac Rhythm Management net sales increased 15% in the third quarter of 2008 compared to the third quarter of 2007 and increased 17% in the first nine months of 2008 over the same period one year ago. CRM net sales increases for both the third quarter and first nine months of 2008 were driven by volume growth. Foreign currency translation also had a $24.3 million and $89.9 million favorable impact on CRM net sales during the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007.

ICD net sales increased 20% and 21% in the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007, due to strong volume growth. The volume growth in ICD net sales in the third quarter and first nine months of 2008 was broad-based across both U.S. and international markets and reflects our continued market penetration into new customer accounts and strong market demand for our cardiac resynchronization therapy ICD devices. In the United States, third quarter 2008 ICD net sales of $247.9 million increased 12% over last year’s third quarter. Internationally, third quarter 2008 ICD net sales of $133.2 million increased 39% compared to the third quarter of 2007. Foreign currency translation had a $10.5 million favorable impact on international ICD net sales during the third quarter of 2008 compared to the same period in 2007. In the United States, the first nine months of 2008 ICD net sales of $736.4 million increased 12% over the same period last year. Internationally, the first nine months of 2008 ICD net sales of $411.4 million increased 42% compared to the first nine months of 2007. Foreign currency translation had a $41.4 million favorable impact on international ICD net sales during the first nine months of 2008 compared to the same period in 2007.

Pacemaker net sales increased 10% and 11% in the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007, driven by strong volume growth. In the United States, third quarter 2008 pacemaker net sales of $133.9 million increased 2% compared to the same period last year. Internationally, third quarter 2008 pacemaker net sales of $163.2 million increased nearly 18% compared to the third quarter of 2007. Foreign currency translation had a $13.8 million favorable impact on international pacemaker net sales in the third quarter of 2008 compared to the same period last year. In the United States, the first nine months of 2008 pacemaker net sales of $389.4 million increased 2% compared to the same period last year. Internationally, the first nine months of 2008 pacemaker net sales of $484.6 million increased 20% compared to the first nine months of 2007. Foreign currency translation had a $48.5 million favorable impact on international pacemaker net sales during the first nine months of 2008 compared to the same period last year.

Cardiovascular

	Three Months Ended			Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	% Change	September 27, 2008	September 29, 2007	% Change
Vascular closure devices	$89,103	$84,579	5.3%	$276,146	$263,457	4.8%
Heart valve products	78,095	68,374	14.2%	242,938	215,816	12.6%
Other cardiovascular products	39,306	35,048	12.1%	123,928	106,044	16.9%
	$206,504	$188,001	9.8%	$643,012	$585,317	9.9%

Cardiovascular net sales increased 10% during both the third quarter and first nine months of 2008 compared to the same periods in 2007. CV net sales were favorably impacted by positive foreign currency translation impacts of $9.9 million and $37.5 million during the third quarter and first nine months of 2008, respectively, compared to the same periods last year.

Net sales of vascular closure devices increased 5% during both the third quarter and first nine months of 2008 compared to the same periods last year, driven by favorable foreign currency translation and increased sales volumes. Our Angio-Seal™ device continues to be the market share leader in the vascular closure device market. Heart valve net sales increased 14% and 13% during the third quarter and first nine months of 2008, respectively, compared to the same periods last year primarily due to increased sales volumes. Net sales of other cardiovascular products increased $4.3 million and $17.9 million during the third quarter and first nine months of 2008, respectively, compared to the same periods last year due to favorable foreign currency translation and increased sales volumes.

Atrial Fibrillation

	Three Months Ended			Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	% Change	September 27, 2008	September 29, 2007	% Change
Atrial fibrillation products	$134,964	$100,325	34.5%	$389,238	$293,481	32.6%

Atrial Fibrillation net sales increased 35% and 33% during the third quarter and first nine months of 2008, respectively, compared to the same periods last year. The increases in AF net sales were driven by volume growth from continued market acceptance of device-based ablation procedures to treat the symptoms of atrial fibrillation. Our access, diagnosis, visualization and ablation products assist physicians in diagnosing and treating atrial fibrillation and other irregular heart rhythms. Foreign currency translation had a favorable impact on AF net sales of $5.1 million and $19.7 million during the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007.

Neuromodulation

	Three Months Ended			Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	% Change	September 27, 2008	September 29, 2007	% Change
Neurostimulation devices	$64,460	$50,901	26.6%	$176,602	$150,771	17.1%

Neuromodulation net sales increased 27% and 17% during the third quarter and first nine months of 2008, respectively, compared to the same prior year periods. The increases in Neuro net sales were driven by continued growth in the neuromodulation market.

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended			Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	% Change	September 27, 2008	September 29, 2007	% Change
Net sales	$1,084,136	$926,840	17.0%	$3,230,634	$2,761,154	17.0%

Overall, net sales increased 17% during both the third quarter and first nine months of 2008 compared to the same prior year periods. Net sales growth was favorably impacted by strong volume growth, driven primarily by our CRM and AF product sales. Additionally, foreign currency translation had a favorable impact on the third quarter and first nine months of 2008 of $40.1 million and $149.8 million, respectively, due primarily to the strengthening of both the Euro and the Japanese Yen against the U.S. Dollar. These amounts are not indicative of the net earnings impact of foreign currency translation for the third quarter and first nine months of 2008 due to partially offsetting unfavorable foreign currency translation impacts on cost of sales and operating expenses.

Net sales by geographic location of the customer were as follows (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
United States	$587,784	$526,171	$1,707,794	$1,565,427
International
Europe	277,017	215,026	863,895	673,481
Japan	90,923	82,070	276,211	224,236
Asia Pacific	60,631	52,358	176,824	141,257
Other (a)	67,781	51,215	205,910	156,753
	496,352	400,669	1,522,840	1,195,727
	$1,084,136	$926,840	$3,230,634	$2,761,154

(a) No one geographic market is greater than 5% of consolidated net sales.

Gross Profit

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Gross profit	$810,210	$681,981	$2,408,530	$2,024,295
Percentage of net sales	74.7%	73.6%	74.6%	73.3%

Gross profit for the third quarter of 2008 totaled $810.2 million, or 74.7% of net sales, compared to $682.0 million, or 73.6% of net sales, for the third quarter of 2007. Gross profit for the first nine months of 2008 totaled $2,408.5 million, or 74.6% of net sales, compared to $2,024.3 million, or 73.3% of net sales, for the first nine months of 2007. The increase in our gross profit percentage for both the third quarter and first nine months of 2008 is due primarily to favorable foreign currency translation and favorable product mix.

Selling, General and Administrative (SG&A) Expense

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Selling, general and administrative	$401,325	$337,823	$1,184,702	$1,014,857
Percentage of net sales	37.0%	36.4%	36.7%	36.8%

SG&A expense for the third quarter of 2008 totaled $401.3 million, or 37.0% of net sales, compared to $337.8 million, or 36.4% of net sales, for the third quarter of 2007. SG&A expense for the first nine months of 2008 totaled $1,184.7 million, or 36.7% of net sales, compared to $1,014.9 million, or 36.8% of net sales, for the first nine months of 2007. Our SG&A expense as a percent of net sales can fluctuate on a comparative quarter basis. For the first nine months of 2008, SG&A as a percent of net sales has remained consistent with the first nine months of 2007.

Research and Development (R&D) Expense

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Research and development expense	$131,054	$117,027	$393,144	$352,443
Percentage of net sales	12.1%	12.6%	12.2%	12.8%

R&D expense in the third quarter of 2008 totaled $131.1 million, or 12.1% of net sales, compared to $117.0 million, or 12.6% of net sales, for the third quarter of 2007. R&D expense in the first nine months of 2008 totaled $393.1 million, or 12.2% of net sales, compared to $352.4 million, or 12.8% of net sales, for the first nine months of 2007. While 2008 R&D expense as a percent of net sales has decreased compared to 2007, total R&D expense in absolute terms increased approximately 12% for both the third quarter and first nine months of 2008 compared to the same periods in 2007. These increases reflect our continuing commitment to fund future long-term growth opportunities. We continue to balance delivering short-term results with our investments in long-term growth drivers.

Special Charges

In June 2007, we settled the Guidant 2004 patent litigation and recorded a related pre-tax special charge of $35.0 million. This matter originated in February 2004, when Guidant sued us in federal district court in Delaware alleging that our Epic® HF ICD, Atlas® + HF ICD and Frontier™ devices infringe certain patents owned or licensed by Guidant.

Other Income (Expense), net

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Interest income	$3,258	$909	$10,605	$2,039
Interest expense	(5,120)	(7,997)	(15,238)	(32,811)
Other	(3,079)	(537)	(2,747)	7,529
Total other income (expense), net	$(4,941)	$(7,625)	$(7,380)	$(23,243)

The favorable change in other income (expense) during the third quarter and first nine months of 2008 compared with the same periods in 2007 was the result of lower interest expense driven by lower average outstanding debt balances during the third quarter of 2008 as well as lower interest rates during the first nine months of 2008 related to our 1.22% Convertible Senior Debentures due 2008 (1.22% Convertible Debentures) issued in April 2007. The increase in interest income during the third quarter and first nine months of 2008 was due to higher average invested cash balances compared to the same periods in 2007. During the first quarter of 2007, we also realized a $7.9 million gain associated with the sale of a common stock investment, which was recorded in the other income category.

Income Taxes

	Three Months Ended		Nine Months Ended
(as a percent of pre-tax income)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Effective tax rate	29.3%	27.0%	29.7%	26.4%

Our effective income tax rate was 29.3% and 27.0% for the third quarter of 2008 and 2007, respectively, and 29.7% and 26.4% for the first nine months of 2008 and 2007, respectively. The after-tax $21.9 million special charge related to the settlement of the Guidant 2004 patent litigation favorably impacted the effective tax rate for the nine months ended September 29, 2007 by 1.0%. Our 2008 effective tax rates for the three and nine months ended September 27, 2008 were unfavorably impacted by the absence of tax benefits related to the Federal Research and Development tax credit (R&D tax credit), which had not yet been extended for 2008 as of September 27, 2008. As legislation to retroactively reinstate the R&D tax credit for the full year of 2008 and also for 2009 was enacted and signed into law on October 3, 2008, the full year 2008 benefit of the R&D tax credit will be recorded in the fourth quarter of 2008.

LIQUIDITY

We believe that our existing cash balances, available credit facility borrowings and future cash generated from operations will be sufficient to meet our working capital and capital investment needs over the next twelve months and in the foreseeable future thereafter. In October 2008, we borrowed $500.0 million from our $1.0 billion long-term committed credit facility. We intend to utilize these proceeds as well as existing cash balances and cash from operations to fund the repayment of our convertible debentures during the fourth quarter of 2008. Should additional suitable investment opportunities arise, we believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital, if necessary. Recent disruptions in the global financial markets may adversely impact the availability and cost of capital. At September 27, 2008, our short-term credit ratings were A2 from Standard & Poor’s and P2 from Moody’s. Our Standard & Poor’s long-term debt rating at September 27, 2008 was A-. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.

At September 27, 2008, a portion of our cash and cash equivalents was held by our non-U.S. subsidiaries. These funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation which could range from 0% to 33% of the amount repatriated.

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

Our DSO (ending net accounts receivable divided by average daily sales for the quarter) increased from 92 days at December 29, 2007 to 96 days at September 27, 2008. Our DIOH (ending net inventory divided by average daily cost of sales for the most recent six months) increased from 152 days at December 29, 2007 to 163 days at September 27, 2008. Special charges recorded in 2007 cost of sales reduced our December 29, 2007 DIOH by 11 days.

A summary of our cash flows from operating, investing and financing activities is provided in the following table (in thousands):

	Nine Months Ended
	September 27, 2008	September 29, 2007
Net cash provided by (used in):
Operating activities	$648,374	$486,728
Investing activities	(347,459)	(228,871)
Financing activities	(109,745)	(253,117)
Effect of currency exchange rate changes on cash and cash equivalants	(1,022)	5,420
Net increase in cash and cash equivalants	$190,148	$10,160

Operating Cash Flows

Cash provided by operating activities was $648.4 million during the first nine months of 2008 compared to $486.7 million during the first nine months of 2007. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable and accounts payable. Operating cash flows improved during the first nine months of 2008 compared to the same prior year period due to increased net earnings driven by net sales growth in our CRM and AF operating segments and improved working capital during the comparative periods.

Investing Cash Flows

Cash used in investing activities was $347.5 million during the first nine months of 2008 compared to $228.9 million during the same period last year. Our purchases of property, plant and equipment, which totaled $219.9 million and $211.9 million in the first nine months of 2008 and 2007, respectively, reflect our continued investment in our CRM and AF operating segments to support the product growth platforms currently in place. During the third quarter of 2008, we acquired EP MedSystems for $59.0 million of net cash consideration and St. Jude Medical common stock with a fair value of $36.7 million. Additionally, we acquired Datascope Corporation’s vascular closure business and collagen operations for $21.8 million of net cash consideration. We also acquired various other businesses involved in the distribution of our products for aggregate cash consideration of $12.9 million and $11.7 million in the first nine months of 2008 and 2007, respectively. During the first nine months of 2007, we received proceeds of $12.9 million due to liquidating our minority interest in Conor Medical, Inc., as a result of its acquisition by Johnson and Johnson, Inc.

Financing Cash Flows

Cash used in financing activities was $109.7 million during the first nine months of 2008 compared to $253.1 million of cash used in financing activities in the first nine months of 2007. Our financing cash flows can fluctuate significantly depending upon our liquidity needs and the amount of stock option exercises. During the second quarter of 2008, we used our outstanding cash balances to repurchase $300.0 million of our common stock. Comparatively, during the first nine months of 2007, we repurchased approximately $1.0 billion of our common stock, which was financed through a portion of the proceeds from the issuance of $1.2 billion of 1.22% Convertible Debentures, proceeds from the issuance of commercial paper and borrowings under an interim liquidity facility. Approximately $700 million of proceeds from the issuance of our 1.22% Convertible Debentures were used to repay commercial paper borrowings and borrowings under an interim liquidity facility. Proceeds from stock options exercised and stock issued, inclusive of the related excess tax benefits, provided $190.3 million and $263.1 million of cash inflows during the first nine months of 2008 and 2007, respectively.

DEBT AND CREDIT FACILITIES

Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. We had no outstanding commercial paper borrowings during the nine months ended September 27, 2008. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. We have a long-term $1.0 billion committed credit facility used to support our commercial paper program and for general corporate purposes. Borrowings under this facility bear interest at the prime rate or the United States Dollar London InterBank Offered Rate (LIBOR) plus 0.235%, at our election. In the event over half of the facility is drawn upon, an additional five basis points is added to the elected prime or LIBOR rate. Additionally, the interest rate is subject to adjustment in the event of a change in our credit ratings. In October 2008, we borrowed $500.0 million from our $1.0 billion long-term committed credit facility. We intend to utilize these proceeds as well as existing cash balances and cash from operations to fund the repayment of our convertible debentures during the fourth quarter of 2008.

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

In December 2005, we issued $660.0 million aggregate principal amount of 2.80% Convertible Senior Debentures due 2035 (2.80% Convertible Debentures). At both September 27, 2008 and December 29, 2007, we had $5.5 million of the 2.80% Convertible Debentures outstanding. Interest on the 2.80% Convertible Debentures is payable on a semi-annual basis. Contingent interest of 0.25% is payable in certain circumstances. Holders of the 2.80% Convertible Debentures can require us to repurchase for cash some or all of the 2.80% Convertible Debentures on December 15 in the years 2006, 2008, 2010, 2015, 2020, 2025 and 2030 or upon the occurrence of certain events. In December 2006, holders required us to repurchase $654.5 million of the 2.80% Convertible Debentures for cash. We have the right to redeem some or all of the 2.80% Convertible Debentures for cash at any time.

In May 2003, we issued 7-year, 1.02% Yen-denominated notes in Japan (Yen Notes) totaling 20.9 billion Yen, or $196.6 million at September 27, 2008 and $182.5 million at December 29, 2007. Interest payments are required on a semi-annual basis and the entire principal balance is due in May 2010. The U.S. Dollar principal amount reflected on our balance sheet fluctuates because of the effects of foreign currency translation.

Our $1.0 billion committed credit facility and Yen Notes contain certain operating and financial covenants. Specifically, the credit facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 55% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the credit facility and the Yen Notes we also have certain limitations on additional liens or indebtedness and limitations on certain acquisitions, investments and dispositions of assets. We were in compliance with all of our debt covenants during the first nine months of 2008.

SHARE REPURCHASES

On February 22, 2008, our Board of Directors authorized a share repurchase program of up to $250.0 million of our outstanding common stock. On April 8, 2008, our Board of Directors authorized an additional $50.0 million of share repurchases as part of this share repurchase program. We ultimately completed the repurchases under the program on May 1, 2008. In total, we repurchased 6.7 million shares for $300.0 million.

In January 2007, our Board of Directors authorized a share repurchase program of up to $1.0 billion of our outstanding common stock. In the first quarter of 2007, we repurchased $700.0 million of our outstanding common stock. We ultimately completed the repurchases under the program on May 8, 2007. In total, we repurchased 23.6 million shares for $1.0 billion.

COMMITMENTS AND CONTINGENCIES

We have certain contingent commitments to acquire various businesses involved in the distribution of our products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of September 27, 2008, we could be required to pay approximately $125 million in future periods to satisfy such commitments. A description of our contractual obligations and other commitments is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2007 Annual Report on Form 10-K. As of September 27, 2008, there have been no significant changes in our contractual obligations and other commitments as previously disclosed in our 2007 Annual Report on Form 10-K. We have no off-balance sheet financing arrangements other than that previously disclosed in our 2007 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 8 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENTS

In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast”, “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in the sections entitled Off-Balance Sheet Arrangements and Contractual Obligations, Market Risk and Competition and Other Considerations in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2007 Annual Report on Form 10-K, in Part I, Item 1A, Risk Factors of our 2007 Annual Report on Form 10-K and in Part II, Item IA Risk Factors in this Quarterly Report on Form 10-Q, as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the list below.

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

16.	Adverse developments in litigation, including product liability litigation, patent or other intellectual property litigation or shareholder litigation.
17.	Inability to successfully integrate the businesses that we have acquired in recent years and that we plan to acquire.
18.	Failure to successfully complete clinical trials for new indications for our products and/or failure to successfully develop markets for such new indications.
19.	Changes in accounting rules that adversely affect the characterization of our results of operations, financial position or cash flows.
20.	Disruptions in the financial markets may adversely impact the availability and cost of credit and customer spending patterns.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 29, 2007 in our market risk. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2007 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

As of September 27, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2008.

During the fiscal quarter ended September 27, 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The risks identified in our 2007 Annual Report on Form 10-K have not changed in any material respect, except that an additional risk factor is added at the end of the list of risk factors under Part I, Item 1A to read in its entirety as follows:

Disruption in the global financial markets may adversely impact the availability and cost of credit and customer spending patterns.

Our ability to refinance our indebtedness and to obtain financing for acquisitions or other general corporate and commercial purposes will depend on our operating and financial performance and is also subject to prevailing economic conditions and to financial, business and other factors beyond our control. Recently, global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the United States and other governments. These events have adversely affected the U.S. and world economy, and any new or continuing disruptions in the global financial markets may also adversely affect the U.S. and world economy, which could negatively impact customer spending patterns. There can be assurances as to how or when this period of disruption will be resolved.

Item 6.	EXHIBITS

10.1	Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 1994 Stock Option Plan.

10.2	Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 1997 Stock Option Plan.

10.3	Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 2000 Stock Plan.

10.4	Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 2002 Stock Plan.

10.5	Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 2006 Stock Plan.

10.6	Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 2007 Stock Incentive Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.
October 30, 2008	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 1994 Stock Option Plan. #

10.2	Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 1997 Stock Option Plan. #

10.3	Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 2000 Stock Plan. #

10.4	Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 2002 Stock Plan. #

10.5	Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 2006 Stock Plan. #

10.6	Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 2007 Stock Incentive Plan. #

12	Computation of Ratio of Earnings to Fixed Charges. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

_________________

# Filed as an exhibit to this Quarterly Report on Form 10-Q.