Form 10-K
period 2009-01-03
ST JUDE MEDICAL INC
filed 2009-02-27
CIK 203077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

Commission File Number 0-8672

ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One St. Jude Medical Drive	(651) 483-2000
St. Paul, Minnesota 55117	(Registrant’s telephone number,
(Address of principal executive	including area code)
offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($.10 par value)	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

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
Yes ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐        No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $13.7 billion at June 27, 2008 (the last trading day of the registrant’s most recently completed second fiscal quarter), when the closing sale price of such stock, as reported on the New York Stock Exchange, was $40.54 per share.

The registrant had 346,153,801 shares of its $0.10 par value Common Stock outstanding as of February 18, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Shareholders for the fiscal year ended January 3, 2009, are incorporated by reference into Parts I and II. Portions of the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1. BUSINESS

General
St. Jude Medical, Inc. develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management, cardiology and cardiac surgery and atrial fibrillation therapy areas and neurostimulation medical devices for the management of chronic pain. Our four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF), and Neuromodulation (Neuro). Our CV operating segment focuses on both the cardiology and cardiac surgery therapy areas. Our principal products in each operating segment are as follows: CRM –tachycardia implantable cardioverter defibrillator systems (ICDs) and bradycardia pacemaker systems (pacemakers); CV – vascular closure devices, heart valve replacement and repair products and pressure measurement guidewires; AF – electrophysiology (EP) introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems; and Neuro – neurostimulation devices. References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us,” and “our” are to St. Jude Medical, Inc. and its subsidiaries.

We market and sell our products through both a direct sales force and independent distributors. The principal geographic markets for our products are the United States, Europe, Japan and Asia Pacific. St. Jude Medical was incorporated in Minnesota in 1976.

We aggregate our four operating segments into two reportable segments based primarily upon their similar operational and economic characteristics: CRM/Neuro and CV/AF. Our performance by reportable segment is included in Note 13 of the Consolidated Financial Statements in the Financial Report included in our 2008 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

We utilize a 52/53-week fiscal year ending on the Saturday nearest December 31st. Fiscal year 2008 consisted of 53 weeks and ended on January 3, 2009, and fiscal years 2007 and 2006 consisted of 52 weeks and ended on December 29, 2007 and December 30, 2006, respectively. The additional week in fiscal year 2008 has been reflected in our fourth quarter results.

The table below shows net sales and percentage of total net sales contributed by each of our four operating segments for the fiscal years 2008, 2007, and 2006:

Net Sales (in thousands)	2008	2007	2006
Cardiac Rhythm Management	$2,701,463	$2,368,081	$2,055,765
Cardiovascular	862,136	790,630	741,612
Atrial Fibrillation	545,512	410,672	325,707
Neuromodulation	254,140	209,894	179,363
	$4,363,251	$3,779,277	$3,302,447

Percentage of Total Net Sales	2008	2007	2006
Cardiac Rhythm Management	61.9%	62.7%	62.2%
Cardiovascular	19.8%	20.9%	22.5%
Atrial Fibrillation	12.5%	10.9%	9.9%
Neuromodulation	5.8%	5.5%	5.4%

Principal Products
Cardiac Rhythm Management: Cardiac Rhythm Management focuses on the research, development and manufacture of products for cardiac arrhythmias, or irregular heart beats. In 2008, we introduced multiple new products, including: ICDs to provide life-saving therapy to patients suffering from lethal heart conditions such as sudden cardiac arrest; cardiac resynchronization therapy (CRT) devices to save and improve the lives of heart failure (HF) patients; pacemakers to help people whose hearts beat too slowly or who suffer from other cardiac arrhythmias; and leads, which connect our devices to the heart and carry the electrical impulses to the heart and information from the heart back to the device. CRM also develops and markets programmers and remote monitoring equipment that are used by physicians and healthcare professionals to program and analyze data from our devices for the management of their patients.

Our ICDs and cardiac resynchronization therapy-defibrillator (CRT-D) devices treat patients with hearts that beat inappropriately fast, a condition known as tachycardia. ICDs monitor the heartbeat and deliver high energy electrical impulses, or “shocks,” to terminate ventricular tachycardia (VT) and ventricular fibrillation (VF). In VT, the lower chambers of the heart contract at an abnormally rapid rate and typically deliver less blood to the body’s tissues and organs. VT can progress to VF, in which the heart beats so rapidly and erratically that it can no longer pump blood. ICDs are typically implanted pectorally, below the collarbone, connected to the heart by leads.

In November 2008, we received European CE Mark approval of our AnalyST™ VR/DR ICDs. These devices are capable of continuously monitoring the electrical charges between heart beats (called “ST segments”), providing physicians insight into clinical events to help improve patient management. In addition, our ICD product portfolio includes the Current™ RF (radio frequency) VR/DR, which the U.S. Food and Drug Administration (FDA) approved in November 2007. These devices are available in both standard and high energy versions and feature wireless telemetry. Other ICD offerings include the Epic® II+ DR (FDA approved in March 2006) and high energy Atlas® II+ DR and Atlas® II VR/DR ICDs (FDA approved in July 2006) that offer our vibratory patient alert feature designed for greater patient safety and enhanced telemetry speeds to facilitate faster patient follow-ups. We continue to offer our Epic®+ VR/DR ICDs which received FDA approval and European CE Mark in April 2003, and our Atlas®+ VR/DR ICDs which received FDA approval and European CE Mark in October 2003. The Epic®+ICD family devices are the Company’s smallest line of ICDs and deliver 30 joules of energy. The Atlas®+ ICD family devices offer high energy and small size without compromising charge times, longevity or feature set flexibility. The AnalyST™, Current™ RF DR, Epic® II+ DR, Epic®+ DR, Atlas® II +DR and the Atlas®+ DR contain St. Jude Medical’s AF Suppression™ algorithm, which is clinically proven to reduce atrial fibrillation burden.

The Promote™ RF family of devices was approved by the FDA in November 2007. These CRT-D devices are available in both standard and high energy versions, and feature wireless telemetry and include many of the same advanced features of the Current™ RF. Other CRT-D product offerings include the Epic® II HF (FDA approved in March 2006) and high energy Atlas® II HF CRT-Ds (FDA approved in July 2006), which both contain the same unique patient vibratory alert and enhanced telemetry technology found in our Atlas® II VR/DR family of ICDs.

In 2008, we also received approval in Japan for our first CRT product offerings which include the Atlas®+ HF, a high output CRT-D with 36 joules delivered and 42 joules stored; the Epic® HF, with 30 joules delivered; and the QuickSite® left-ventricular (LV) lead.

St. Jude Medical’s QuickOpt™ Timing Cycle Optimization technology was FDA approved in July 2006 and provides for automatic optimized ventricle to ventricle (V-V) and atria to ventricle (A-V) timing in all St. Jude Medical CRT-Ds and dual-chamber ICDs.

Our ICDs are used with the single and dual-shock electrode transvenous defibrillation leads. Our latest ICD lead offering is the Durata™ high voltage lead (FDA approved in January 2008), which features a soft silicone tip and curved right-ventricular (RV) coil designed to further improve implant performance. The Durata™ leads, along with the Riata® ST Optim™ leads (FDA approved in July 2006), are small-diameter ICD leads and feature our exclusive Optim™ insulation material that combines the durability of polyurethane and the softness of silicone. Optim™ insulation material was designed specifically for high and low voltage cardiac pacing leads. The Riata® leads are an advanced family of small-diameter, steroid-eluting, active or passive fixation defibrillation leads. The Riata® integrated bipolar single and dual-shock leads were FDA approved and launched in April 2004 and received European CE Mark in May 2004.

Our QuickSite® Bipolar Model 1056T LV lead was launched in Europe in December 2004 and in the United States in mid-2005. In December 2007, we released the QuickFlex™ family of LV leads in the United States and Europe.

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

Our current pacing products include the Zephyr™ family of pacemakers, Victory® product line as well as Team ADx® pacemakers, a group comprised of the Identity® ADx, Integrity® ADx and Verity™ ADx families of devices.

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

We also market low-voltage device-based ventricular resynchronization systems (bi-ventricular) designed for the treatment of heart failure and suppression of atrial fibrillation. Within the United States, our Frontier II™ CRT-P (cardiac resynchronization therapy-pacing) (FDA approved in August 2004 and CE Mark approved in September 2004) is a bi-ventricular pacing device indicated for use in patients with chronic atrial fibrillation who have been treated with atrioventricular nodal ablation. For placement of these leads, we provide the following delivery systems and accessories: the CPS Direct™, CPS Aim™, CPS Luminary™, CPS Duo™, CPS Courier™ guidewires, and the CPS Venture™ wire control catheter.

Our current pacing leads include the Optisense™ Optim, Optisense™, Tendril® ST Optim, Tendril ST, and Tendril® SDX (models 1688, 1488, 1788 and 1782) lead families and the IsoFlex® Optim, IsoFlex® S, IsoFlex P and Passive Plus® DX passive-fixation lead families, all available worldwide. All of these lead families feature steroid elution, which helps suppress the body’s inflammatory response to a foreign object. Our Optisense™ leads offer an electrode spacing technology that has been clinically proven to significantly reduce far-field over sensing and inappropriate mode switching.

Our CRM devices interact with an external device referred to as a programmer. A programmer has two general functions. First, a programmer is used at the time of implant to establish the initial therapeutic settings of these devices as determined by the physician. A programmer is also used for follow-up patient visits, which usually occur every three to 12 months based on patient need, to download stored diagnostic information from the implanted device for physicians to verify appropriate therapeutic settings. Since the introduction of programmable pacemakers, all pacemaker manufacturers, including St. Jude Medical, have retained title to their programmers which are used by their field sales force or by physicians and nurses or technicians.

In April 2006, we received FDA approval for the first software module of our Merlin™ Patient Care System, a universal programmer for St. Jude Medical ICDs and pacemakers. This completely redesigned programmer has a larger display, built-in full-size printer, touch screen and advanced new user interface. The programmer is a result of detailed customer research activities to optimize ease of use and to set new standards for efficient and effective in-clinic follow-up. This programmer has had several software updates since release to extend capabilities and support new products and markets. In 2008, the programmer was updated to include Japanese and Mandarin Chinese language support.

St. Jude’s Model 3510 universal series pacemaker and ICD programmer is an easy-to-use programmer that supports our pacemakers and ICDs. The Model 3510 universal series programmer allows the physician to utilize the diagnostic and therapeutic capabilities of our pacemakers and ICDs.

In addition to the programmer, physicians can monitor implanted devices and patient status using the Merlin.netTM Patient Care Network. The latest version of this system (v3.0) was launched in the United States in December 2007. This system allows patients to use their home transmitters to send data stored in devices to an internet site for retrieval by their physician through standard analog or DSL telephone lines. Physicians can better manage their increased number of ICD patients by conducting remote follow-up sessions and using alerts of clinically important events, thereby increasing efficiency and reducing risks for the patient. Additionally, patient flexibility is enhanced by the reduction in the number of office visits required and the ability to quickly have a physician interrogate device data whenever symptoms warrant.

In 2008, we launched the Merlin@home line of RF transmitters (FDA approved in July 2008 and European CE Mark approved in September 2008). The RF technology enables daily monitoring and scheduled remote follow-ups to occur in the patient’s home without any required activity by the patient once the unit has been installed.

Cardiovascular: Our Cardiovascular Division focuses on both the cardiology and cardiac surgery therapy areas. We offer both mechanical and tissue replacement heart valves as well as heart valve repair products. Additionally, we offer specialized disposable interventional devices, including vascular closure devices, percutaneous catheter introducers, diagnostic guidewires and temporary bipolar pacing catheters. During 2008, we expanded our product offering through the acquisition of Radi Medical Systems AB (Radi Medical Systems). This acquisition expands our reach into two segments of the cardiovascular market in which we previously had not participated: 1) physiological assessment of coronary artery lesions using intravascular pressure during a cardiovascular procedure, which provides physicians additional diagnostic information to better treat their patients, and 2) assisted manual compression devices for vascular closure, which helps arrest bleeding of the radial and femoral arteries following an intravascular device procedure.

Heart valve replacement or repair may be necessary because the native heart valve has deteriorated due to congenital defects or disease. Heart valves facilitate blood flow from the chambers of the heart throughout the entire body. St. Jude Medical® mechanical heart valves have been implanted in over 1.8 million patients worldwide. The SJM Regent® mechanical heart valve was approved for sale in Europe in December 1999 and received FDA approval for U.S. market release in March 2002. We market both the Epic™ and Biocor® stented tissue heart valves. The Epic™ stented tissue valve is identical in design to the Biocor® stented tissue valve but also incorporates an anti-calcification treatment, designed to protect against tissue mineralization, or hardening. In 2007, we initiated the Trifecta™ stented tissue heart valve United States Investigational Device Exemption (IDE) clinical trial.

Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral heart valves. We offer a line of heart valve repair products, including the semi-rigid SJM® Séguin annuloplasty ring, the fully flexible SJM Tailor® annuloplasty ring and a St. Jude Medical® rigid saddle-shaped annuloplasty ring.

Our vascular closure devices are used to close radial and femoral artery puncture sites following percutaneous coronary interventions, diagnostic procedures and certain peripheral procedures. Active or passive (manual) compression is utilized to assist in closing artery puncture sites. Our active closure devices include our Angio-Seal™ product offering. In 2008, we launched the Angio-SealTM Evolution vascular closure system in the U.S. and most international geographies. In addition to the performance and ease of use benefits offered from prior versions of Angio-SealTM, Angio-SealTM Evolution features automated collagen compaction – thus making it easier for the clinician to ensure immediate arterial hemostasis and rapid deployment of the device. Prior versions of Angio-Seal™, Angio-SealTM VIP and Angio-SealTM STS Plus, continue to generate revenue in our active closure product offering.

We estimate that manual compression is utilized in approximately two-thirds of all vascular closure cases. As a result of our Radi Medical Systems acquisition, we now have passive closure product offerings, expanding our market presence and addressing the vascular closure preferences of all physicians. Our passive closure offerings include both the RadiStop® and FemoStop® manual compression systems that arrest bleeding of the radial and femoral arteries, respectively. External compression devices are often used to maintain pressure on the arteriotomy in order to facilitate hemostasis.

In coronary disease diagnosis and intervention, an emerging treatment model involves the use of tools for physiologic lesion assessment rather than sole reliance on contrast-enhanced angiography. In this treatment model, blood flow through a stenotic coronary lesion is measured with a special purpose coronary guidewire containing a pressure sensor. As a result of our Radi Medical Systems acquisition, we now market PressureWire® Certus, which provides precise measurements of intravascular pressure during a cardiovascular procedure and helps aid physicians in determining the most beneficial lesions to treat. At the October 2008 Transcatheter Cardiovascular Therapeutics conference, results from the pivotal Fractional flow reserve versus Angiography in Multivessel Evaluation (FAME) study were presented which demonstrated significant reductions in mortality, morbidity, stent utilization and procedural cost when PressureWire® Certus was employed to guide the physician decision-making process. The results of the FAME study were published in the New England Journal of Medicine in January 2009. PressureWire® Certus has regulatory approval in Europe and Japan as well as FDA approval in the United States.

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

Our bipolar temporary pacing catheters are inserted percutaneously for temporary use (ranging from less than one hour to a maximum of one week) with external pacemakers to provide patient stabilization prior to implantation of a permanent pacemaker, following a heart attack or during surgical procedures. We produce and market several designs of bipolar temporary pacing catheters, including our Pacel™ pacing catheters, which are available in both torque control and flow-directed models with a broad range of curve choices and electrode spacing options.

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

We provide a complete system of products – for access, diagnosis, visualization and ablation - that assist physicians in diagnosing and treating various irregular heart rhythms. Our products are designed to be used in the electrophysiology (EP) lab and cardiac surgery.

Our access products enable clinicians to facilitate the percutaneous delivery of diagnostic and ablation catheters to areas of the heart where arrhythmias occur. These products include, among others, our Swartz™ and Swartz™ Braided Transseptal fixed-curve introducers, which are designed to guide catheters to precise locations in the left atrium. In addition, our Agilis™ NxT Steerable Introducer (FDA approved in July 2006) enables flexible mobility and stability of catheters in the heart while reducing the outside diameter of the introducer.

For diagnosing arrhythmias percutaneously, we offer a portfolio of fixed-curve and steerable catheters. Our Response™ and Supreme™ fixed curve catheters gather electrical information from the heart that indicates what may be causing an arrhythmia. Our steerable product lines include Livewire™ and Reflexion™, which allow clinicians to move the catheter tip in precise movements in order to diagnose the more anatomically challenging areas within the heart. Our Reflexion™ Spiral (FDA approved in October 2006) and Inquiry™ Optima™ PLUS (FDA approved in March 2006) are circular mapping catheters that enable the physician to check for electrical isolation of the pulmonary vein openings during an AF ablation procedure. In addition, our EnSite Array™ Non-contact Mapping Catheter works with the EnSite® System, enabling physicians to record electrical activity for a number of arrhythmias and is especially well suited to quickly map complex and unstable arrhythmias in a single heartbeat without touching the walls of the patient’s heart.

In 2008, we also entered the market for implantable cardiac monitors with the release of our Confirm™ device (FDA approved and CE Mark approved in September 2008). This small implantable device is designed to help physicians monitor for abnormal cardiac conditions.

In July 2008, we acquired EP MedSystems, Inc. (EP MedSystems), broadening our portfolio of diagnostic products with the addition of the EP–WorkMate® recording system and the ViewFlex® range of ultrasound products. The EP–WorkMate® recording system is used to monitor electrical activity of the heart via intracardiac catheters and features our new ClearWave technology for high fidelity signals and an integrated stimulator. The ultrasound product line consists of the ViewMate® II ultrasound console and the ViewFlex® PLUS ultrasound catheter. This ultrasound system provides intracardiac ultrasound imaging to help provide more detail about the cardiac anatomy and guide therapy delivery.

Our EnSite® System is a mapping and navigation system that, when used in conjunction with the EnSite® Array™ non-contact mapping catheter or EnSite NavX™ navigation and visualization technology, creates three-dimensional (3D) cardiac models, shows catheters moving within those models, and allows physicians to map and visualize electrical activity in the heart. In 2008, we launched the EnSite® System Version 8.0 software platform, which enables the creation of cardiac models with a higher level of detail while also providing improved reproducibility as well as several new approaches to visually present arrhythmia patterns. In 2007, we launched the EnSite Fusion™ Registration Module, a software expansion module for our EnSite® System that registers the EnSite NavX™ 3D model to a segmented computed tomography (CT) image of cardiac anatomy, allowing for additional detailed levels of cardiac anatomy to be visualized and navigated within one image during an ablation procedure.

We offer two general ablation product lines which focus on disabling abnormal tissue that causes or perpetuates arrhythmias: ablation catheters, which are used as part of a percutaneous procedure and are designed to apply RF energy to the inside of the heart; and surgical cardiac ablation devices, which are used to ablate cardiac tissue from the epicardium (outside the heart).

Our Livewire™ TC Ablation Catheters include uni- and bi-directional models that offer stability and excellent tissue contact with cardiac tissue. Our Safire™ Bi-directional Ablation Catheter product line offers a comprehensive range of catheter tip sizes (4mm and 5mm, FDA approved in August 2006; and 8mm, FDA approved in October 2007) and curve configurations and is built on our ComfortGrip™ handle platform that is designed for physician comfort and control during EP procedures. Our Therapy™ 4 and 8 mm tip standard catheter lines provide a range of curve options and temperature control. When used with our IBI-1500 series Cardiac Ablation Generators, power can be effectively managed for the creation of longer ablation lines. In addition to the standard (non-irrigated) tip ablation catheters, we also offer the open-irrigated tip Therapy Cool Path™ ablation catheter. The Therapy Cool Path™ catheter features holes at the tip of the catheter that allow infused saline to circulate around the tip during therapy delivery. The ability to infuse saline allows the tip to be cooled and lessens the potential for char or thrombus to form during ablation.

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

Neuromodulation: The neuromodulation market has two main categories of treatment: neurostimulation, in which an implantable device delivers electrical current directly to targeted nerve sites, and implantable drug infusion systems, in which an implanted pump delivers drugs through a catheter directly to targeted nerve sites. The majority of our Neuromodulation product offerings provide neurostimulation treatment.

Neurostimulation for the treatment of chronic pain involves delivering low-level electrical impulses via an implanted device (sometimes referred to as a “pacemaker for pain”) directly to the spinal cord or peripheral nerves. This stimulation interferes with the transmission of pain signals to the brain and inhibits or blocks the sensation of pain felt by the patient. This stimulation of nerves at or near the site where pain is perceived replaces the painful sensations with a sensation called paresthesia, which is often described as a tingling or massaging sensation. Neurostimulation for chronic pain is generally used to manage sharp, intense and constant pain arising from nerve damage or nervous system disorders. A neurostimulation system typically consists of three components: a pulse generator/receiver that produces the electric current directed to the lead(s) and is generally implanted under the patient’s skin; a programmer/transmitter that is used to program the power supply and to adjust the intensity, frequency and duration of the stimulation; and leads that carry the electrical impulses to the targeted nerve sites. Clinical results demonstrate that many patients who are implanted with a neurostimulation system experience a substantial reduction in pain, an increase in activity level, a reduction in use of narcotics and a reduction in hospitalization.

We offer a wide array of neurostimulation systems including rechargeable implantable pulse generators (IPGs), primary cell implantable pulse generators and RF powered systems. We currently market three neurostimulation product platforms worldwide: Eon™ IPG systems, which include rechargeable and primary cell battery models, Genesis® primary cell IPG systems and Renew® RF systems.

The Eon™ rechargeable IPG is a 16-contact IPG with a high capacity battery. It offers a broad range of options to help the clinician maximize success in managing chronic pain. The Eon™ IPG provides enhanced longevity between recharges, allowing patients added flexibility in their recharging schedule. It is FDA approved to operate at least 24 hours between recharges at 10 years at high settings. The device is designed to provide consistent pain therapy.

In 2008, we introduced the Eon Mini™ rechargeable 16-contact IPG. Its small size offers the potential for alternative placement options, which helps clinicians treat a variety of patients. It is FDA-approved to operate at least 24 hours between recharges for 10 years at high settings – a long battery life for its small size. The Eon Mini IPG is well-suited for patients with smaller body mass and low to high power requirements.

In 2008, we also introduced the EonC™ primary cell IPG. It features a large-capacity battery and constant current pulse delivery for consistent, low-maintenance therapy. It is well-suited for patients with low to medium power requirements and those who prefer the simplicity of a non-rechargeable IPG.

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

The Renew® RF system features a small implanted RF receiver/pulse generator, leads and a transmitter containing a power source that is worn externally. The system is powered with the help of an antenna that is attached to the patient’s skin with a removable belt or an adhesive pad. As the Renew® system has a rechargeable, external power source, we believe it is best suited for patients with complex, changing or multi-extremity pain patterns that require higher power levels for treatment when battery management, even with a rechargeable system, is problematic.

We currently market Rapid Programmer®, a programming platform designed to allow clinicians to quickly and efficiently test patients intraoperatively and to program postoperatively. The Rapid Programmer® system features two technologies for delivering stimulation to pain patients: Dynamic MultiStim™ and Active Balancing™. Dynamic MultiStim™ technology allows for real-time programming adjustments to multiple areas of pain, which better targets pain coverage and decreases programming time. This is especially useful when patients have complex pain patterns, such as a combination of back and leg pain. Active Balancing™ lets patients and clinicians fine-tune stimulation levels in multiple coverage areas, quickly establishing relief and giving patients sophisticated, yet easy-to-use, control over their therapy. This palm-sized programmer features a touch screen interface, which clinicians can navigate to create multiple programs, adjust variables and generate pain and stimulation maps while decreasing the average postoperative programming time.

We market a broad variety of leads, which are intended to give clinicians the flexibility to meet a range of patient needs. Our leads can be divided into two types: percutaneous and paddle leads. Our percutaneous leads consist of the 8-contact Octrode® and 4-contact Quattrode® lead designs. Our paddle lead offering consists of the Lamitrode® family of leads. This family includes the Lamitrode® 88 lead, which consists of single and dual column paddle leads that provide up to two vertebral segments of coverage; Tripole™ leads, which feature a three-column electrode array that is designed to focus stimulation more precisely for enhanced targeting of low back pain; Lamitrode S-Series™ leads, which feature a small profile that is intended to ease insertion, and an integrated stylet that is engineered to improve steering and control during implantation; and Lamitrode C-Series™ leads, shaped to mimic the curve of the epidural space of the spine and designed to facilitate lead placement and reduce lead migration.

The neurostimulation market continues to develop. Deep brain stimulation (DBS) for motor disorders (e.g. Parkinson’s disease and essential tremor) continue to grow and potential new indications such as DBS for depression, occipital stimulation for migraine, angina, and obesity continue to be investigated. We continue to enroll patients in our pivotal studies in the U.S. for Parkinson’s disease and essential tremor to investigate the safety and efficacy of the Libra® DBS system. We are also continuing enrollment for another pivotal study for chronic migraine. We have conducted a multi-center trial for depression in Canada and in the second quarter of 2008 we began enrollment of patients into the BROADEN™ (BROdmann Area 25 Deep brain Neuromodulation) clinical study. BROADEN™ is a clinical study that is evaluating the safety and effectiveness of DBS therapy in patients with depression for whom currently available treatments are not effective. Other potential indications are in various stages of evaluation, regulatory review and trial. In December 2008, we received European CE Mark approval for the Libra® and LibraXP™ DBS systems for treating the symptoms of Parkinson’s disease, a neurological disorder that progressively diminishes a person’s control over his or her movements and speech. The limited launch of these systems in Europe are our first approved products in the DBS market.

Competition

The medical device market is intensely competitive and characterized by extensive research and development and rapid technological change. In addition, competitors have historically employed litigation to gain a competitive advantage. Our competitors range from small start-up companies to larger companies that have significantly greater resources and broader product offerings, and we anticipate that in the coming years, other large companies will enter certain markets in which we currently hold a strong position. We expect competition will continue to intensify with the increased use of strategies such as consigned inventory and reduced pricing.

Our customers consider many factors when choosing suppliers, including product reliability, clinical outcomes, product availability, inventory consignment, price and product services provided by the manufacturer. As a result, market share can shift due to technological innovation, product field actions and safety alerts as well as from other business factors.

We are one of the three principal manufacturers and suppliers in the global CRM market. Our primary competitors in this market are Medtronic, Inc. (Medtronic) and Boston Scientific Corporation (Boston Scientific). These two competitors are larger than us and have invested substantial amounts in CRM research and development (R&D). These markets are highly competitive and rapid technological change is expected to continue, requiring us to invest heavily in R&D and to effectively market our products.

The cardiovascular market is also highly competitive with numerous competitors. The majority of our sales is generated from our vascular closure devices and heart valve replacement and repair products. We continue to hold the number one market position in the vascular closure device market; however, the market for vascular closure devices is highly competitive and there are several companies in addition to St. Jude Medical that manufacture and market these products worldwide. Our primary vascular closure device competitor is Abbott Laboratories. Additionally, we anticipate other large companies will enter this market in the coming years, which will increase competition. The cardiovascular market also includes cardiac surgery products such as mechanical heart valves, tissue heart valves and valve repair products, which are also highly competitive. We are the world’s leading manufacturer and supplier in the mechanical heart valve market. Our principal competitors in the mechanical heart valve market are Sorin CarboMedics, ATS Medical, Inc. and several smaller manufacturers. In the tissue heart valve market, we compete against two principal tissue heart valve manufacturers – Edwards Lifesciences Corporation (Edwards Lifesciences) and Medtronic – as well as many other smaller manufacturers. Cardiac surgery therapies continue to shift from mechanical heart valves to tissue valves and repair products. Other competitors such as Edwards Lifesciences manufacture transcatheter heart valves that are marketed to patients who may be too frail for traditional heart valve surgery.

The atrial fibrillation therapy area is broadening to include multiple therapy methods and treatments which include drugs, percutaneous delivery of diagnostic and ablation catheters, external electrical cardioversion and defibrillation, implantable defibrillators and open-heart surgery. As a result, we have numerous competitors in the emerging atrial fibrillation market. Larger competitors, such as Medtronic, have started to extend their presence in the atrial fibrillation market through acquisitions or by leveraging their cardiac rhythm management capabilities. Our primary competitors include Biosense Webster, a division of Johnson & Johnson, Inc., C.R. Bard, Inc. and Boston Scientific.

The neuromodulation market is one of medical technology’s fastest growing segments. We are one of three principal manufacturers of neurostimulation devices. Competitive pressures will increase in the future as our primary competitors, Medtronic and Boston Scientific, attempt to secure and grow their positions in the neuromodulation market. Although we also compete against smaller competitors like Cyberonics, Inc., barriers to entry for new competitors are high, due to a long and expensive product development and regulatory approval process as well as the intellectual property and patent positions existing in the market. However, other larger medical device companies may be able to enter the neuromodulation market by leveraging their existing medical device capabilities, thereby decreasing the time and resources required to enter the market.

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

We also have obtained certain trademarks and tradenames for our products to distinguish our products from our competitors’ products. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade. We register our trademarks in the U.S. and in a number of countries where we do business.

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

Research and Development
We are focused on the development of new products and on improvements to existing products. Research and development expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of certain new products and processes and to maintain the highest quality standards with respect to our existing products. Our research and development expenses were $531.8 million (12.2% of net sales) in 2008, $476.3 million (12.6% of net sales) in 2007 and $431.1 million (13.1% of net sales) in 2006. Although our research and development expenses have decreased as a percent of net sales in recent years, total research and development expense has increased over 10% in each of the last two years. We also recognized $319.4 million of purchased in-process research and development expense in connection with acquisitions completed in 2008.

Acquisitions
In addition to generating growth internally through our own research and development activities, we also make strategic acquisitions and investments to access new technologies and therapy areas. We expect to continue to make acquisitions and investments in future periods to strengthen our business.

On July 3, 2008, we completed the acquisition of EP MedSystems for $95.7 million (consisting of $59.0 million in net cash consideration and direct acquisition costs and 0.9 million shares of St. Jude Medical common stock). EP MedSystems had been publicly traded on the NASDAQ Capital Market under the ticker symbol EPMD. EP MedSystems is based in West Berlin, New Jersey and develops, manufactures and markets medical devices for the electrophysiology market which are used for visualization, diagnosis and treatment of heart rhythm disorders. We acquired EP MedSystems to strengthen our portfolio of products used to treat heart rhythm disorders. EP MedSystems has become part of our Atrial Fibrillation division.

On December 19, 2008, we completed the acquisition of Radi Medical Systems for $248.9 million in net cash consideration, including direct acquisition costs. Radi Medical Systems is based in Uppsala, Sweden and develops, manufactures and markets products that provide precise measurements of intravascular pressure during a cardiovascular procedure and manual compression systems that arrest bleeding of the femoral and radial arteries following an intravascular medical device procedure. We acquired Radi Medical Systems to accelerate our cardiovascular growth platform in these two segments of the cardiovascular medical device market in which we previously had not participated. Radi Medical Systems has become part of our Cardiovascular division.

On December 22, 2008, we completed the acquisition of MediGuide, Inc. (MediGuide) for $285.2 million in net consideration, which includes future estimated cash payments of approximately $145 million and direct acquisition costs. MediGuide was a development-stage company based in Haifa, Israeli and has been focused on developing its Medical Positioning System (gMPSTM) technology for localization and tracking capability for interventional medical devices. We plan to expend additional research and development efforts to achieve technological feasibility for this technology. MediGuide has become part of our Atrial Fibrillation division.

Marketing and Distribution
Our products are sold in more than 100 countries throughout the world. No distributor organization or single customer accounted for more than 10% of 2008, 2007, or 2006 consolidated net sales.

In the United States, we sell directly to healthcare providers primarily through a direct sales force. In Europe, we have direct sales organizations selling in 23 countries. In Japan, we sell directly to healthcare providers through a direct sales force and we also continue to use longstanding independent distributor relationships. In Asia Pacific, we have direct sales organizations selling in seven countries, and we also utilize independent distributors. Throughout the rest of the world, we use a combination of independent distributors and direct sales forces.

Group purchasing organizations (GPO), independent delivery networks (IDN) and large single accounts such as the Veterans Administration in the United States continue to consolidate purchasing decisions for some of our healthcare provider customers. We have contracts in place with many of these organizations. In some circumstances, our inability to obtain a contract with a GPO or IDN could adversely affect our efforts to sell products to a particular healthcare provider.

International Operations
Our net sales and long-lived assets by significant geographic areas are presented in Note 13 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2008 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

Our international business is subject to special risks such as: foreign currency exchange controls and fluctuations; the imposition of or increase in import or export duties, surtaxes, tariffs or customs duties; the imposition of import or export quotas or other trade restrictions; foreign tax laws and increased costs associated with overlapping tax structures; longer accounts receivable cycles; and other international regulatory, economic, legal and political problems. Such risks are further described in Item 1A, Risk Factors of this Form 10-K. Currency exchange rate fluctuations relative to the U.S. Dollar can affect reported consolidated revenues and net earnings. We hedge a portion of this exposure to reduce the effect of foreign currency rate fluctuations on net earnings. See the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2008 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

Seasonality
Our quarterly net sales are influenced by many factors, including new product introductions, acquisitions, regulatory approvals, patient and physician holiday schedules and other factors. Net sales in the third quarter are typically lower than other quarters of the year as a result of patient tendencies to defer, if possible, procedures during the summer months and from the seasonality of the U.S. and European markets, where summer vacation schedules normally result in fewer procedures.

Suppliers
We purchase raw materials and other products from numerous suppliers. Our manufacturing requirements comply with the rules and regulations of the FDA and comparable agencies in foreign countries, which mandate validation of materials prior to use in our products. We purchase certain supplies used in our manufacturing processes from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Agreements with certain suppliers are terminable by either party upon short notice and we have been advised periodically by some suppliers that in an effort to reduce their potential product liability exposure, they may terminate sales of products to customers that manufacture implantable medical devices. While some of these suppliers have modified their positions and have indicated a willingness to continue to provide a product temporarily until an alternative vendor or product can be qualified (or even to reconsider the supply relationship), where a particular single-source supply relationship is terminated, we may not be able to establish additional or replacement suppliers for certain components or materials quickly. A reduction or interruption by a sole-source supplier of the supply of materials or key components used in the manufacturing of our products or an increase in the price of those materials or components could adversely affect our business, financial condition and results of operations.

Government Regulation
Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA), by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the FDCA and associated regulations, manufacturers of medical devices must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of medical devices. Medical devices must receive FDA clearance or approval before they can be commercially marketed in the United States. The most comprehensive level of approval requires the completion of an FDA-approved clinical evaluation program and submission and approval of a pre-market approval (PMA) application before a device may be commercially marketed. Our vascular closure devices, mechanical and tissue heart valves, ICDs, pacemakers and certain leads, neurostimulation devices and EP catheter applications require a PMA application or supplement to a PMA. Other leads and lead delivery tools, annuloplasty ring products, other neurostimulation devices and other EP and cardiology products are currently marketed under the less rigorous 510(k) pre-market notification procedure of the FDCA.

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

Diagnostic-related group (DRG) and Ambulatory Patient Classification (APC) reimbursement schedules dictate the amount that the U.S. government, through the Centers for Medicare and Medicaid Services (CMS), will reimburse hospitals for care of persons covered by Medicare. In response to rising Medicare and Medicaid costs, from time to time Congress and state legislatures consider legislation that would restrict funding for these programs. Changes in current DRG and APC reimbursement levels could have an adverse effect on market demand and our domestic pricing flexibility. In the U.S., Medicare payment to providers is based on prospectively set rates. CMS, which administers the Medicare and Medicaid programs, uses separate Prospective Payment Systems for reimbursement to acute inpatient hospitals, hospital outpatient departments and ambulatory surgery centers. In response to rising Medicare costs, from time to time Congress considers proposals that would reduce the annual update in federal payments to hospitals. Reduced funding could have an adverse effect on market demand and our domestic pricing flexibility.

More generally, major third-party payors for hospital services in the United States and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed and in the shifting of services between inpatient and outpatient settings. From time to time, initiatives to limit the growth of healthcare costs, including price regulation, are underway in several countries in which we do business. Implementation of healthcare reforms in the United States and in significant overseas markets may limit the price of or the level at which reimbursement is provided for our products.

The United States Medicare-Medicaid Anti-kickback law generally prohibits payments to physicians or other purchasers of medical products under these government programs as an inducement to purchase a product. Many foreign countries have similar laws. We subscribe to the AdvaMed Code (AdvaMed is a U.S. medical device industry trade association) which limits certain marketing and other practices in our relationships with product purchasers. We also adhere to many similar codes in countries outside the United States. In addition, we have in place and are continuously improving our internal business integrity and compliance program.

Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of such information. In particular, the U.S. Department of Health and Human Services has issued patient privacy standards (HIPAA privacy standards) under the Health Insurance Portability and Accountability Act of 1996 (HIPAA). The HIPAA privacy standards govern the use and disclosure of protected health information by “covered entities,” which are healthcare providers that submit electronic claims, health plans and healthcare clearinghouses. Our employee health benefit plans are considered ‘covered entities’ and therefore are subject and adhere to the HIPAA privacy standards. Additionally, our Merlin.net Patient Care Network system adheres to the HIPAA privacy standards and the security requirements for the electronic transmission of health information as set forth by HIPAA. Our policy continues to be to work with our customers and business partners in their HIPAA compliance efforts.

Some medical device regulatory agencies have considered and are considering whether to continue to permit the sale of medical devices that incorporate any bovine material because of concerns about Bovine Spongiform Encephalopathy (BSE), sometimes referred to as “mad cow disease,” a disease which has sometimes been transmitted to humans through the consumption of beef. We are not aware of any reported cases of transmission of BSE through medical products. Some of our products (Angio-Seal™ and vascular grafts) use bovine collagen. In addition, some of the tissue heart valves we market incorporate bovine pericardial material. We are cooperating with the regulatory agencies regarding these issues.

Product Liability
The design, manufacture and marketing of our medical devices entail an inherent risk of product liability claims. Our products are often used in intensive care settings with seriously ill patients, and many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. There are a number of factors that could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products which we manufacture or sell, including component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. Product liability claims may be brought by individuals or by groups seeking to represent a class.

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

Insurance
Problems with our products can result in product liability claims or a field action, safety alert or advisory notice relating to the product. Our product liability insurance coverage is designed to help protect us against a catastrophic claim. Our current product liability policies (for the period June 15, 2008 through June 15, 2009) provide $350 million of insurance coverage, with a $50 million per occurrence deductible or a $100 million deductible if the claims are deemed an integrated occurrence under the policies.

Our facilities could be materially damaged by earthquakes, hurricanes and other natural disasters or catastrophic circumstances. California earthquake insurance is currently difficult to obtain, extremely costly, and restrictive with respect to scope of coverage. Our earthquake insurance for our significant CRM facilities located in Sylmar and Sunnyvale, California, provides $10 million of insurance coverage in the aggregate, with a deductible equal to 5% of the total value of the facility and contents involved in the claim. Consequently, despite this insurance coverage, we could incur uninsured losses and liabilities arising from an earthquake near one or both of our California facilities as a result of various factors, including the severity and location of the earthquake, the extent of any damage to our facilities, the impact of an earthquake on our California workforce and on the infrastructure of the surrounding communities and the extent of damage to our inventory and work in process. While we believe that our exposure to significant losses from a California earthquake could be partially mitigated by our ability to manufacture some of our CRM products at our manufacturing facilities in Sweden and Puerto Rico, the losses could have a material adverse effect on our business for an indeterminate period of time before this manufacturing transition is complete and operates without significant disruption. Furthermore, our manufacturing facilities in Puerto Rico may suffer damage as a result of hurricanes which are frequent in the Caribbean and could result in lost production and additional expenses to us to the extent any such damage is not fully covered by our hurricane and business interruption insurance.

Employees
As of January 3, 2009, we had approximately 14,000 employees worldwide. Our employees are not represented by any labor organizations, with the exception of certain employees in Sweden and France. We have never experienced a work stoppage as a result of labor disputes. We believe that our relationship with our employees is generally good.

Executive Officers of the Registrant
The following is a list of our executive officers as of February 18, 2009. For each position, the dates in parentheses indicate the year during which each executive officer began serving in such capacity.

Name	Age	Position

Daniel J. Starks	54	Chairman (2004), President (2001) and Chief Executive Officer (2004)

John C. Heinmiller	54	Executive Vice President (2004) and Chief Financial Officer (1998)

Joseph H. McCullough	59	Group President (2008), Interim President, U.S. (2008)

Michael T. Rousseau	53	Group President (2008)

Frank J. Callaghan	55	President, Cardiovascular (2008)

Christopher G. Chavez	53	President, Neuromodulation (2005)

Eric S. Fain, M.D.	48	President, Cardiac Rhythm Management (2007)

Denis M. Gestin	45	President, International (2008)

Jane J. Song	46	President, Atrial Fibrillation (2004)

I. Paul Bae	44	Vice President, Human Resources (2006)

Angela D. Craig	37	Vice President, Corporate Relations (2006)

Pamela S. Krop	50	Vice President (2006), General Counsel (2006) and Secretary (2006)

Thomas R. Northenscold	51	Vice President, Information Technology (2008) and Chief Information Officer (2008)

Donald J. Zurbay	41	Vice President (2006) and Corporate Controller (2004)

Mr. Starks has served on St. Jude Medical’s Board of Directors since 1996 and has been Chairman, President and Chief Executive Officer of St. Jude Medical since May 2004. Previously, Mr. Starks was President and Chief Operating Officer of St. Jude Medical from February 2001 to May 2004. From April 1998 to February 2001, he was President and Chief Executive Officer of our Cardiac Rhythm Management Division, and prior to that, Mr. Starks was Chief Executive Officer and President of Daig Corporation, a wholly-owned subsidiary of St. Jude Medical. Mr. Starks serves on the Board of Directors of Urologix, Inc., a urology medical device company.

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

Mr. McCullough joined St. Jude Medical in 1994 as a Cardiac Rhythm Management Regional Sales Director. He became Director of Cardiac Rhythm Management Marketing in 1996 and was named Vice President of Cardiac Rhythm Management Marketing in January 1997. In December 1997, Mr. McCullough was appointed European Cardiac Rhythm Management Business Unit Director. He became Vice President, Cardiac Rhythm Management Europe and Managing Director of manufacturing operations in Veddesta, Sweden, in January 1999, and Senior Vice President, Cardiac Rhythm Management Europe in August 1999. Mr. McCullough served as President, International Division from July 2001 to January 2008, when he was promoted to Group President, with the Company’s U.S. and International Divisions and Corporate Brand and Global Marketing functions reporting directly to him. In November 2008, Mr. McCullough also began serving as President, U.S. on an interim basis.

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

Mr. Callaghan joined St. Jude Medical as Vice President of Research and Development for the Atrial Fibrillation Division in January 2005 as part of the ESI acquisition. From 1995 to 2005, Mr. Callaghan served as Vice President of Research and Development for ESI. In January 2008, he was promoted to President, Cardiovascular Division.

Mr. Chavez serves as President, Neuromodulation Division, as a result of our acquisition of Advanced Neuromodulation Systems (ANS) in November 2005. From April 1998 to 2005, he served as President, Chief Executive Officer and Director of ANS, when it was a separate company and has since served as President, Neuromodulation Division. Mr. Chavez serves on the Board of Directors of Advanced Medical Optics, Inc., an optical medical device company.

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

Mr. Bae joined St. Jude Medical in 2003 and served as General Counsel and Vice President, Human Resources for the U.S. Division. In September 2006, he was appointed Vice President, Human Resources. Prior to joining St. Jude Medical, Mr. Bae was Director of Litigation for Alpha Therapeutic Corporation, a biopharmaceutical company.

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

Availability of SEC Reports

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practical after they are filed or furnished to the U.S. Securities and Exchange Commission (SEC). Such reports are available on our website (http://www.sjm.com) under Our Company – Investor Relations – SEC Filings or can be obtained by contacting our Investor Relations group at 1.800.328.9634 or at St. Jude Medical, Inc., One St. Jude Medical Drive, St. Paul, Minnesota 55117. Information included on our website is not deemed to be incorporated into this Form 10-K.

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

The medical device market is intensely competitive and is characterized by extensive research and development and rapid technological change. Our customers consider many factors when choosing suppliers, including product reliability, clinical outcomes, product availability, inventory consignment, price and product services provided by the manufacturer, and market share can shift as a result of technological innovation and other business factors. Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry. Our competitors range from small start-up companies to larger companies which have significantly greater resources and broader product offerings than us, and we anticipate that in the coming years, other large companies will enter certain markets in which we currently hold a strong position. For example, Boston Scientific acquired one of our principal competitors, Guidant Corporation, in 2006. In addition, we expect that competition will continue to intensify with the increased use of strategies such as consigned inventory and we have seen increasing price competition as a result of managed care, consolidation among healthcare providers, increased competition and declining reimbursement rates. Product introductions or enhancements by competitors which have advanced technology, better features or lower pricing may make our products or proposed products obsolete or less competitive. As a result, we will be required to devote continued efforts and financial resources to bring our products under development to market, enhance our existing products and develop new products for the medical marketplace. If we fail to develop new products, enhance existing products or compete effectively, our business, financial condition and results of operations will be adversely affected.

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

We operate in an industry that is susceptible to significant patent litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the rights of other companies to prevent the marketing of new devices. Companies that obtain patents for products or processes that are necessary for or useful to the development of our products may bring legal actions against us claiming infringement and at any given time, we generally are involved as both a plaintiff and a defendant in a number of patent infringement and other intellectual property-related actions. Among other matters, we are currently defending a significant ongoing patent infringement action brought against us by one of our principal competitors, Guidant Corporation, which is now part of Boston Scientific. Defending intellectual property litigation is expensive and complex and outcomes are difficult to predict. Any pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may cause a significant diversion of the efforts of our technical and management personnel. While we intend to defend any such lawsuits vigorously, we cannot be certain that we will be successful. In the event that our right to market any of our products is successfully challenged or if we fail to obtain a required license or are unable to design around a patent, our financial condition and results of operations could be materially adversely affected.

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

We are currently the subject of various product liability claims, including several lawsuits which may be allowed to proceed as class actions in the United States and are being allowed to proceed as class actions in Canada. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. For example, in January 2000, we initiated a voluntary field action to replace products incorporating Silzone® coating, which was used in certain of our mechanical heart valves and heart valve repair products. After our voluntary field action, we were sued in various jurisdictions and now have cases pending in the United States, Canada and France which have been brought by some patients alleging complications and past or future costs arising either from the surgical removal or, alternatively, from the continued implantation and maintenance of products incorporating Silzone® coating over and above the medical monitoring all replacement heart valve patients receive. Some of the cases involving Silzone®-coated products have been settled, others have been dismissed and still others are ongoing. The complaints in the ongoing individual cases in the United States request damages ranging from $10,000 to $120.5 million and in some cases, seek an unspecified amount, and the complaints in the Canadian class actions request damages ranging from the equivalent of $1.2 million to $1.6 billion at January 3, 2009. We believe that the final resolution of the Silzone®-coated product cases will take years and cannot reasonably estimate the time frame in which any potential settlements or judgments would be paid out or the amounts of any such settlements or judgments. In addition, the cost to defend any future litigation, whether Silzone®-related or not, may be significant. We believe that many settlements and judgments relating to the Silzone® litigation and our other litigation may be covered in whole or in part under our product liability insurance policies and existing reserves. Any costs not covered under our product liability insurance policies and existing reserves could have a material adverse effect on our financial condition and results of operations.

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

One of our product liability insurers has filed suits seeking court orders declaring that they are not required to provide coverage for some of the costs we have incurred or may incur in the future in the Silzone® litigation described above. This insurer, as well as other insurers from whom we have purchased product liability insurance, may deny coverage of these and other past and/or future losses relating to our products on the grounds that such losses are outside the scope of coverage of our insurance policies. To the extent that we suffer losses that are outside of the scope of coverage of our product liability insurance policies, those losses may have an adverse effect on our financial condition and results of operations.

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

Our products are purchased principally by healthcare providers that typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for their services and the products they provide from government and third-party payors is critical to the success of medical technology companies. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new technology. After we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors.

Major third-party payors for healthcare provider services in the United States and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to healthcare provider charges for services performed and in the shifting of services between inpatient and outpatient settings. Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in several countries in which we do business. Implementation of healthcare reforms in the United States and in significant overseas markets such as Germany, Japan and other countries may limit the price of, or the level at which, reimbursement is provided for our products and adversely affect both our pricing flexibility and the demand for our products. Healthcare providers may respond to such cost-containment pressures by substituting lower cost products or other therapies for our products.

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

The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the medical device industry as well as among our customers, including healthcare providers. This in turn has resulted in greater pricing pressures and limitations on our ability to sell to important market segments, as group purchasing organizations, independent delivery networks and large single accounts, such as the Veterans Administration in the United States, continue to consolidate purchasing decisions for some of our healthcare provider customers. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances which may exert further downward pressure on the prices of our products and adversely impact our business, financial condition and results of operations.

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

Our products are currently marketed in more than 100 countries around the world, with our largest geographic markets outside of the United States being Europe, Japan and Asia Pacific. As a result, we face currency and other risks associated with our international sales. We are exposed to foreign currency exchange rate fluctuations due to transactions denominated primarily in Euros, Japanese Yen, Canadian Dollars, Australian Dollars, Brazilian Reals, British Pounds and Swedish Kronor, which may potentially reduce the U.S. Dollars we receive for sales denominated in any of these foreign currencies and/or increase the U.S. Dollars we report as expenses in these currencies, thereby affecting our reported consolidated revenues and net earnings. Fluctuations between the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of currency exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the volatility of currency exchange rates.

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

The medical device industry is the subject of numerous governmental investigations into marketing and other business practices. These investigations could result in the commencement of civil and/or criminal proceedings, substantial fines, penalties and/or administrative remedies, divert the attention of our management and have an adverse effect on our financial condition and results of operations.

In October 2005, the U.S. Department of Justice, acting through the U.S. Attorney’s office in Boston, commenced an industry-wide investigation into whether the provision of payments and/or services by makers of implantable cardiac rhythm devices to doctors or other persons constitutes improper inducements under the federal health care program anti-kickback law. As part of this investigation, we received a civil subpoena from the U.S. Attorney’s office in Boston requesting documents created since January 2000 regarding our practices related to pacemakers, ICDs, lead systems and related products marketed by our CRM segment. We understand that our principal competitors in the CRM therapy areas received similar civil subpoenas. We received an additional subpoena from the U.S. Attorney’s office in Boston in September 2006, requesting documents created since January 2002 related to certain employee expense reports and certain pacemaker and ICD purchasing arrangements. In December 2008, the U.S. Attorney’s Office in Boston delivered a third subpoena issued by the Department of Health & Human Services Office of Inspector General requesting the production of documents relating to implantable cardiac rhythm device and pacemaker warranty claims.

In February 2006, we received a subpoena from the SEC requesting that we produce documents concerning transactions under the U.N. Oil-for-Food Programme.

In July 2007, we received a civil subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General requesting documents created during the period from 2003 through 2006 regarding our relationships with ten Ohio hospitals. We have received follow-up requests from the U.S. Department of Justice and the U.S. Attorney’s Office in Cleveland regarding this matter.

In October 2008, we received a letter from the Civil Division of the U.S. Department of Justice stating that we are under investigation for potential False Claims Act and common law violations relating to the sale of our surgical ablation devices. The Department of Justice is investigating whether companies marketed surgical ablation devices for off-label treatment of atrial fibrillation. We understand that other manufacturers of medical devices used in the treatment of atrial fibrillation received similar letters. The Department of Justice’s investigation is focused on our EpicorTM ablation devices. The letter requests that we provide documents from January 1, 2005, to present relating to FDA approval and marketing of EpicorTM ablation devices.

We are fully cooperating with these investigations and are responding to these requests. However, we cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on the Company. An adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties and/or administrative remedies, including exclusion from government reimbursement programs. In addition, resolution of any of these matters could involve the imposition of additional and costly compliance obligations. Finally, if these investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant administrative burdens on us. These potential consequences, as well as any adverse outcome from these investigations, could have a material adverse effect on our financial condition and results of operations.

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

Our facilities could be materially damaged by earthquakes, hurricanes and other natural disasters or catastrophic circumstances, including acts of war. For example, we have significant CRM facilities located in Sylmar and Sunnyvale, California. Earthquake insurance in California is currently difficult to obtain, extremely costly and restrictive with respect to scope of coverage. Our earthquake insurance for these California facilities provides $10 million of insurance coverage in the aggregate, with a deductible equal to 5% of the total value of the facility and contents involved in the claim. Consequently, despite this insurance coverage, we could incur uninsured losses and liabilities arising from an earthquake near one or both of our California facilities as a result of various factors, including the severity and location of the earthquake, the extent of any damage to our facilities, the impact of an earthquake on our California workforce and on the infrastructure of the surrounding communities and the extent of damage to our inventory and work in process. While we believe that our exposure to significant losses from a California earthquake could be partially mitigated by our ability to manufacture some of our CRM products at our manufacturing facilities in Sweden and Puerto Rico, the losses could have a material adverse effect on our business for an indeterminate period of time before this manufacturing transition is complete and operates without significant problems. Furthermore, our manufacturing facilities in Puerto Rico may suffer damage as a result of hurricanes which are frequent in the Caribbean and which could result in lost production and additional expenses to us to the extent any such damage is not fully covered by our hurricane and business interruption insurance.

Even with insurance coverage, natural disasters or other catastrophic events, including acts of war, could cause us to suffer substantial losses in our operational capacity and could also lead to a loss of opportunity and to a potential adverse impact on our relationships with our existing customers resulting from our inability to produce products for them, for which we would not be compensated by existing insurance. This in turn could have a material adverse effect on our financial condition and results of operations.

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

The disruption in the global financial markets and the economic downturn may adversely impact the availability and cost of credit and customer purchasing and payment patterns.

Our ability to refinance our indebtedness and to obtain financing for acquisitions or other general corporate and commercial purposes will depend on our operating and financial performance and is also subject to prevailing economic conditions and to financial, business and other factors beyond our control. Recently, global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure or sale of various financial institutions, a general tightening of credit, and an unprecedented level of market intervention from the United States and other governments. These events have adversely affected the U.S. and world economy, and may adversely affect the availability and cost of financing. Disruptions in the global financial markets and the related economic downturn could also negatively impact customer purchasing and payment patterns and also have a material adverse effect on our financial condition and results of operations. There can be no assurances as to the length or severity of this period of disruption and the related economic downturn.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We own our principal executive offices, which are located in St. Paul, Minnesota. Our manufacturing facilities are located in California, Minnesota, Arizona, South Carolina, Texas, New Jersey, Oregon, Canada, Brazil, Puerto Rico, Sweden and Thailand. We own approximately 63%, or 544,092 square feet, of our total manufacturing space. We also maintain sales and administrative offices in the United States at 37 locations in 17 states and outside the United States at 96 locations in 35 countries. With the exception of 13 locations, all of these locations are leased.

We believe that all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations. In late 2007, we began construction on a facility in St. Paul, Minnesota, which will be used for manufacturing, research and development as well as general office space, and is expected to be completed in early 2009. In late 2008, our Cardiovascular division completed a 100,000-square-foot expansion to its Woodridge facility in St. Paul, Minnesota. The expanded facility is being used for tissue and mechanical heart valve manufacturing and research and development. In Liberty, South Carolina, we are in the process of expanding our CRM manufacturing facilities, and we added a 60,000-square-foot addition in late 2008. Another CRM manufacturing facility in Liberty, South Carolina is scheduled to be completed in early 2009. Additionally, we purchased a manufacturing facility in Puerto Rico, which will be used for manufacturing CRM products, and we purchased another manufacturing facility in Thailand in conjunction with our Radi Medical Systems acquisition. We believe that we have sufficient space for our current operations and for foreseeable expansion in the next few years. We plan to open additional manufacturing facilities in other cost advantage locations in 2010 and 2011 as part of our global business expansion plan.

Item 3.	LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated. Our significant legal proceedings are discussed in Note 5 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2008 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference. While it is not possible to predict the outcome for most of the legal proceedings discussed in Note 5, the costs associated with such proceedings could have a material adverse effect on our consolidated results of operations, financial position or cash flows of a future period.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the 2008 fiscal year.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were no sales of unregistered securities during the 2008 fiscal year, and we did not repurchase any of our shares during the fourth quarter of the 2008 fiscal year. The information set forth under the Stock Exchange Listings caption in the Financial Report included in St. Jude Medical’s 2008 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference. We have not declared or paid any cash dividends during the past two years. We currently intend to retain our earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	SELECTED FINANCIAL DATA

The information set forth under the caption Five-Year Summary Financial Data in the Financial Report included in St. Jude Medical’s 2008 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2008 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2008 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto and the Reports of Independent Registered Public Accounting Firm set forth in the Financial Report included in St. Jude Medical’s 2008 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 3, 2009.

Management’s annual report on our internal control over financial reporting is provided in the Financial Report included in St. Jude Medical’s 2008 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference. The effectiveness of our internal control over financial reporting as of January 3, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided in the Financial Report included in St. Jude Medical’s 2008 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference.

During the fiscal quarter ended January 3, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions Proposal to Elect Directors, Director Nomination Process, Director Independence and Audit Committee Financial Literacy and Expertise and Section 16(a) Beneficial Ownership Reporting Compliance in St. Jude Medical’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference. The information set forth under the caption Executive Officers of the Registrant in Part I, Item 1 of this Form 10-K is incorporated herein by reference.

We have adopted a Code of Business Conduct for our principal executive officer, principal financial officer, principal accounting officer, corporate controller and all other employees. We have made our Code of Business Conduct available on our website (http://www.sjm.com) under the Our Company – About St. Jude Medical – Corporate Governance section and it is available in print to any shareholder who submits a request to St. Jude Medical, Inc., One St. Jude Medical Drive, St. Paul, Minnesota 55117, Attention: Corporate Secretary. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct by posting such information on our website at the web address and location specified above. Information included on our website is not deemed to be incorporated into this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions Compensation of Directors, Executive Compensation and Compensation Committee Interlocks and Insider Participation in St. Jude Medical’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions Share Ownership of Management and Directors and Certain Beneficial Owners in St. Jude Medical’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions Related Person Transactions and Director Independence and Audit Committee Financial Literacy and Expertise in St. Jude Medical’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm in St. Jude Medical’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this Report

(1)	Financial Statements

The following Consolidated Financial Statements of St. Jude Medical and Reports of Independent Registered Public Accounting Firm as set forth in the Financial Report included in St. Jude Medical’s 2008 Annual Report to Shareholders are incorporated herein by reference from Exhibit 13 attached hereto:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings – Fiscal Years ended January 3, 2009, December 29, 2007, and December 30, 2006

Consolidated Balance Sheets – January 3, 2009 and December 29, 2007

Consolidated Statements of Shareholders’ Equity – Fiscal Years ended January 3, 2009, December 29, 2007, and December 30, 2006

Consolidated Statements of Cash Flows – Fiscal Years ended January 3, 2009, December 29, 2007, and December 30, 2006

Notes to the Consolidated Financial Statements

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

2.3

Agreement and Plan of Merger between St. Jude Medical, Inc. and Advanced Neuromodulation Systems, Inc., dated as of October 15, 2005, is incorporated by reference to Exhibit 2.1 of St. Jude Medical’s Current Report on Form 8-K filed on October 17, 2005.

3.1	Articles of Incorporation, as amended on May 9, 2008, are incorporated by reference to Exhibit 3.1 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008.

3.2	Bylaws, as amended and restated as of February 25, 2005, are incorporated by reference to Exhibit 3.1 of St. Jude Medical’s Current Report on Form 8-K filed on March 2, 2005.

4.1

Indenture, dated as of December 12, 2005, between St. Jude Medical, Inc. and U.S. Bank National Association, as trustee, is incorporated by reference to Exhibit 4.1 of St. Jude Medical’s Current Report on Form 8-K filed on December 12, 2005.

Exhibit	Exhibit Index

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

10.1

Form of Indemnification Agreement that St. Jude Medical, Inc. has entered into with officers and directors is incorporated by reference to Exhibit 10(d) of St. Jude Medical’s Annual Report on Form 10- K for the year ended December 31, 1986. *

10.2	St. Jude Medical, Inc. Management Incentive Compensation Plan is incorporated by reference to Appendix B of St. Jude Medical’s Proxy Statement on Schedule 14A filed on April 7, 2004. *

10.3

St. Jude Medical, Inc. Management Savings Plan, restated effective January 1, 2008, is incorporated by reference to Exhibit 10.1 of St. Jude Medical’s Current Report on Form 8-K filed on October 29, 2008. *

10.4

Retirement Plan for members of the Board of Directors, as amended on March 15, 1995, is incorporated by reference to Exhibit 10.6 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 1994. *

10.5	St. Jude Medical, Inc. 2000 Employee Stock Purchase Savings Plan is incorporated by reference to Exhibit 10.10 to St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2001. *

10.6

Amendment No. 1, dated as of August 3, 2006, to the St. Jude Medical, Inc. 2000 Employee Stock Purchase Savings Plan is incorporated by reference to Exhibit 10.5 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. *

10.7	St. Jude Medical, Inc. 2007 Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.4 to St. Jude Medical’s Current Report on Form 8-K filed on May 18, 2007. *

10.8	St. Jude Medical, Inc. 1994 Stock Option Plan is incorporated by reference to Exhibit 4(a) of St. Jude Medical’s Registration Statement on Form S-8 filed July 1, 1994 (Commission File No. 33-54435). *

10.9

Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 1994 Stock Option Plan is incorporated by reference to Exhibit 10.1 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008. *

10.10

St. Jude Medical, Inc. 1997 Stock Option Plan is incorporated by reference to Exhibit 4.1 of St. Jude Medical’s Registration Statement on Form S-8 filed December 22, 1997 (Commission File No. 333- 42945). *

10.11

Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 1997 Stock Option Plan is incorporated by reference to Exhibit 10.2 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008. *

10.12	St. Jude Medical, Inc. 2000 Stock Plan, as amended, is incorporated by reference to Exhibit 10.4 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. *

10.13

Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 2000 Stock Plan is incorporated by reference to Exhibit 10.3 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008. *

10.14	St. Jude Medical, Inc. 2002 Stock Plan, as amended, is incorporated by reference to Exhibit 10.5 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. *

Exhibit	Exhibit Index

10.15

Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 2002 Stock Plan is incorporated by reference to Exhibit 10.4 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008. *

10.16

Form of Non-Qualified Stock Option Agreement under the St. Jude Medical, Inc. 2002 Stock Plan, as amended, is incorporated by reference to Exhibit 10.14 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2004. *

10.17	St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 16, 2006. *

10.18

Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.5 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008. *

10.19

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on May 16, 2006. *

10.20

Form of Non-Qualified Stock Option Agreement for Employees under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.4 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. *

10.21	St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended (2008), is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 12, 2008. *

10.22

Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 2007 Stock Incentive Plan is incorporated by reference to Exhibit 10.6 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008. *

10.23

Form of Non-Qualified Stock Option Agreement and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on May 18, 2007. *

10.24

Form of Restricted Stock Award Agreement and related Restricted Stock Award Certificate under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.3 to St. Jude Medical’s Current Report on Form 8-K filed on May 18, 2007. *

10.25

St. Jude Medical, Inc. Amended and Restated 1995 Stock Option Plan (formerly the Quest Medical, Inc. 1995 Stock Option Plan) is incorporated by reference to Exhibit 10.12 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.26

St. Jude Medical, Inc. Amended and Restated 1998 Stock Option Plan (formerly the Quest Medical, Inc. 1998 Stock Option Plan) is incorporated by reference to Exhibit 10.13 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.27

St. Jude Medical, Inc. Amended and Restated 2000 Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2000 Stock Option Plan) is incorporated by reference to Exhibit 10.14 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.28

St. Jude Medical, Inc. Amended and Restated 2001 Employee Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2001 Employee Stock Option Plan) is incorporated by reference to Exhibit 10.15 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.29

St. Jude Medical, Inc. Amended and Restated 2002 Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2002 Stock Option Plan) is incorporated by reference to Exhibit 10.16 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

Exhibit	Exhibit Index

10.30

St. Jude Medical, Inc. Amended and Restated 2004 Stock Incentive Plan (formerly the Advanced Neuromodulation Systems, Inc. 2004 Stock Incentive Plan) is incorporated by reference to Exhibit 10.17 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.31

Form of Severance Agreement between St. Jude Medical, Inc. and executive officers is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on January 7, 2009. *

10.32

Employment Agreement, dated as of April 1, 2002, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez is incorporated by reference to Exhibit 10.16 of Advanced Neuromodulation Systems’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. *

10.33

Amendment, dated as of July 27, 2006, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez, to Employment Agreement, effective as of April 1, 2002, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on August 2, 2006. *

10.34

Consulting Agreement, dated as of November 30, 2007, between St. Jude Medical, Inc. and Michael J. Coyle is incorporated by reference to Exhibit 10.27 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 29, 2007. *

10.35

Stock Purchase Plan Engagement Agreement between St. Jude Medical, Inc. and Banc of America Securities LLC, dated as of April 21, 2006, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on April 21, 2006.

10.36

Stock Purchase Plan Engagement Agreement between St. Jude Medical, Inc. and Banc of America Securities LLC, dated as of January 29, 2007, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on January 29, 2007.

10.37

Purchase Agreement between St. Jude Medical, Inc. and Banc of America Securities LLC, dated as of April 19, 2007, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

10.38	Confirmation of OTC Convertible Note Hedge, effective April 25, 2007, is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

10.39	Confirmation of OTC Warrant Transaction, effective April 25, 2007, is incorporated by reference to Exhibit 10.3 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

10.40

Stock Purchase Plan Engagement Agreement between St. Jude Medical, Inc. and Banc of America Securities LLC, dated as of April 25, 2007, is incorporated by reference to Exhibit 10.4 to St. Jude Medical’s Current Report on Form 8-K filed on April 25, 2007.

10.41

Settlement Agreement, dated as of July 29, 2006, by and between St. Jude Medical, Inc. and its affiliates named therein and Boston Scientific Corporation and its affiliates named therein is incorporated by reference to Exhibit 10.3 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.42

CRM License Agreement, effective as of July 29, 2006, between St. Jude Medical, Inc. and Boston Scientific Corporation is incorporated by reference to Exhibit 10.6 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.43

SCS License Agreement, effective as of July 29, 2006, between St. Jude Medical, Inc. and Boston Scientific Corporation is incorporated by reference to Exhibit 10.7 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.44

Settlement Agreement, dated as of June 26, 2007, by and between St. Jude Medical, Inc. and its affiliates named therein and Mirowski Family Ventures LLC is incorporated by reference to Exhibit 10.9 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Exhibit	Exhibit Index

10.45

Multi-Year $1,000,000,000 Credit Agreement dated as of December 13, 2006 among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, and the other Lenders Party thereto is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on December 13, 2006.

10.46

Credit Agreement dated as of December 18, 2008 among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and Lender, and the other Lenders party thereto, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on December 24, 2008.

12	Computation of Ratio of Earnings to Fixed Charges. #

13	Portions of St. Jude Medical’s 2008 Annual Report to Shareholders. #

21	Subsidiaries of the Registrant. #

23	Consent of Independent Registered Public Accounting Firm. #

24	Power of Attorney. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

*	Management contract or compensatory plan or arrangement.
#	Filed as an exhibit to this Annual Report on Form 10-K.

(b)	Exhibits: Reference is made to Item 15(a)(3).

(c)	Schedules:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Year	Additions		Deductions
		Charged to Expense				Balance at End of Year
Description			Other (1)	Write-offs (2)	Other (3)

Allowance for doubtful accounts:
Fiscal year ended
January 3, 2009	$26,652	$9,569	$—	$(6,275)	$(975)	$28,971
December 29, 2007	$24,928	$6,939	$—	$(4,648)	$(567)	$26,652
December 30, 2006	$33,319	$2,037	$563	$(10,991)	$—	$24,928

(1)	In 2006, the $563 of other additions represents the effects of changes in foreign currency translation.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	In 2008 and 2007 the $975 and $567, respectively, of other deductions represent the effects of changes in foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JUDE MEDICAL, INC.

Date:	February 27, 2009	By	/s/ DANIEL J. STARKS
Daniel J. Starks
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

		By	/s/ JOHN C. HEINMILLER
John C. Heinmiller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 27th day of February, 2009.

/s/ DANIEL J. STARKS	Chairman of the Board
Daniel J. Starks

*	Director
John W. Brown

*	Director
Richard R. Devenuti

*	Director
Stuart M. Essig

*	Director
Thomas H. Garrett III

*	Director
Barbara B. Hill

*	Director
Michael A. Rocca

*	Director
Stefan K. Widensohler

*	Director
Wendy L. Yarno

* By:	/s/ PAMELA S. KROP
Pamela S. Krop
Attorney-in-Fact