Form 10-Q
period 2009-04-04
ST JUDE MEDICAL INC
filed 2009-05-12
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2009 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission File Number: 0-8672

ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One St. Jude Medical Drive, St. Paul, Minnesota 55117
(Address of principal executive offices, including zip code)

(651) 756-2000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

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

The number of shares of common stock, par value $.10 per share, outstanding on May 2, 2009 was 346,354,898.

PART I -	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

Three Months Ended	April 4, 2009	March 29, 2008 (As adjusted)
Net sales	$1,133,793	$1,010,738
Cost of sales	294,495	260,487
Gross profit	839,298	750,251

Selling, general and administrative expense	417,675	367,116
Research and development expense	139,351	123,635
Operating profit	282,272	259,500

Other income (expense), net	(7,312)	(10,427)
Earnings before income taxes	274,960	249,073

Income tax expense	73,689	72,504

Net earnings	$201,271	$176,569

Net earnings per share:
Basic	$0.58	$0.51
Diluted	$0.58	$0.50

Weighted average shares outstanding:
Basic	345,850	343,658
Diluted	349,807	351,955

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	April 4, 2009 (Unaudited)	January 3, 2009
ASSETS
Current Assets
Cash and cash equivalents	$325,251	$136,443
Accounts receivable, less allowance for doubtful accounts of $30,292 at April 4, 2009 and $28,971 at January 3, 2009	1,104,662	1,101,258
Inventories	558,369	546,499
Deferred income taxes, net	137,995	137,042
Other	166,413	158,821
Total current assets	2,292,690	2,080,063
Property, plant and equipment, at cost	1,741,931	1,675,979
Less: accumulated depreciation	(722,919)	(695,803)
Net property, plant and equipment	1,019,012	980,176

Other Assets
Goodwill	1,967,720	1,984,566
Other intangible assets, net	484,244	493,535
Other	182,286	184,164
Total other assets	2,634,250	2,662,265
TOTAL ASSETS	$5,945,952	$5,722,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$108,000	$75,518
Accounts payable	209,913	238,310
Income taxes payable	49,234	17,608
Accrued expenses
Employee compensation and related benefits	223,537	297,287
Other	384,522	399,801
Total current liabilities	975,206	1,028,524

Long-term debt	1,196,992	1,126,084
Deferred income taxes, net	120,896	112,231
Other liabilities	219,699	219,759
Total liabilities	2,512,793	2,486,598

Commitments and Contingencies (Note 7)	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 346,310,837 and 345,332,272 shares issued and outstanding at April 4, 2009 and January 3, 2009, respectively)	34,631	34,533
Additional paid-in capital	255,309	219,041
Retained earnings	3,178,901	2,977,630
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(39,164)	(1,023)
Unrealized gain on available-for-sale securities	3,482	6,136
Unrealized loss on derivative financial instruments	—	(411)
Total shareholders’ equity	3,433,159	3,235,906
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,945,952	$5,722,504

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Three Months Ended	April 4, 2009	March 29, 2008 (As adjusted)
OPERATING ACTIVITIES
Net earnings	$201,271	$176,569
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	36,419	30,355
Amortization	14,684	18,301
Amortization of discount on convertible debentures	—	13,028
Stock-based compensation	13,822	12,693
Excess tax benefits from stock-based compensation	(5,151)	(7,232)
Deferred income taxes	8,739	2,660
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(39,684)	(19,021)
Inventories	(18,428)	(14,875)
Other current assets	(12,757)	(3,799)
Accounts payable and accrued expenses	(104,197)	(50,546)
Income taxes payable	38,988	36,679
Net cash provided by operating activities	133,706	194,812

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(80,845)	(63,983)
Business acquisition payments, net of cash acquired	(6,008)	(6,359)
Other, net	(2,859)	(4,011)
Net cash used in investing activities	(89,712)	(74,353)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	16,008	30,718
Excess tax benefits from stock-based compensation	5,151	7,232
Borrowings under debt facilities	3,674,999	—
Payments under debt facilities	(3,544,400)	—
Net cash provided by financing activities	151,758	37,950

Effect of currency exchange rate changes on cash and cash equivalents	(6,944)	10,765
Net increase in cash and cash equivalents	188,808	169,174
Cash and cash equivalents at beginning of period	136,443	389,094
Cash and cash equivalents at end of period	$325,251	$558,268

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of St. Jude Medical, Inc. (St. Jude Medical or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (2008 Annual Report on Form 10-K).

All prior periods presented have been retrospectively adjusted for the impact of the adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) Accounting Principles Board (APB) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB No. 14-1) (see Note 3).

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). SFAS No. 161 expands disclosures about derivative instruments and hedging activities to provide a better understanding of a company’s use of derivatives and their effect on the financial statements. The Company’s adoption of this standard at the beginning of fiscal year 2009 (see Note 13) did not have a material impact to the Company’s consolidated financial statements.

NOTE 3 – RETROSPECTIVE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

In May 2008, the FASB issued FSP APB No. 14-1, which requires the proceeds from the issuance of certain convertible debt instruments to be allocated between a liability and an equity component in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The Company’s 2009 adoption of FSP APB No. 14-1 did not impact 2009 financial statements; however, it required retrospective application to all prior periods presented. As a result, the Company’s historical financial statements presented in this Quarterly Report on Form 10-Q have been adjusted to conform to the new accounting treatment.

The application of this new accounting treatment results in the following adjustments to the Company’s first quarter 2008 condensed consolidated statement of earnings (in thousands):

	March 29, 2008
Three Months Ended	As Originally Reported	As Adjusted	Effect of Change
Other income (expense), net	$2,601	$(10,427)	$(13,028)
Earnings before income taxes	262,101	249,073	(13,028)

Income tax expense	77,320	72,504	(4,816)

Net earnings	$184,781	$176,569	$(8,212)

Net earnings per share:
Basic	$0.54	$0.51	$(0.03)
Diluted	$0.53	$0.50	$(0.03)

Weighted average shares outstanding:
Basic	343,658	343,658
Diluted	351,955	351,955

Additionally, the application of this new accounting treatment results in increases of $12,980, $13,164 and $10,801 to the Company’s second, third and fourth quarter 2008 interest expense, respectively, and decreases of $4,833, $4,917 and $4,098 to the Company’s second, third and fourth quarter 2008 income tax expense, respectively.

The application of this new accounting treatment results in the following adjustments to the Company’s first quarter 2008 condensed consolidated statement of cash flows (in thousands):

	March 29, 2008
Three Months Ended	As Originally Reported	As Adjusted	Effect of Change
OPERATING ACTIVITIES
Net earnings	$184,781	$176,569	$(8,212)
Adjustments to reconcile net earnings to net cash from operating activities:
Amortization of discount on convertible debentures	—	13,028	13,028
Deferred income taxes	7,476	2,660	(4,816)
Net cash provided by operating activities	$194,812	$194,812	$—

The application of this new accounting treatment does not change the Company’s total operating cash flow for any periods in 2008.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 14) for the three months ended April 4, 2009 were as follows (in thousands):

	CRM/NMD	CV/AF	Total
Balance at January 3, 2009	$1,211,538	$773,028	$1,984,566
Foreign currency translation and other	(16,420)	(426)	(16,846)
Balance at April 4, 2009	$1,195,118	$772,602	$1,967,720

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	April 4, 2009		January 3, 2009
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Purchased technology and patents	$499,939	$140,158	$494,796	$124,749
Customer lists and relationships	170,234	67,031	166,637	63,385
Trademarks and tradenames	24,151	5,174	22,651	4,789
Licenses, distribution agreements and other	5,351	3,068	5,529	3,155
	$699,675	$215,431	$689,613	$196,078

NOTE 5 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	April 4, 2009	January 3, 2009
Finished goods	$400,548	$398,452
Work in process	56,078	39,143
Raw materials	101,743	108,904
	$558,369	$546,499

NOTE 6 – DEBT

The Company’s total long-term debt consisted of the following (in thousands):

	April 4, 2009	January 3, 2009
Credit facility borrowings	$500,000	$500,000
Commercial paper borrowings	—	19,400
Term loan due 2011	513,000	360,000
1.02% Yen-denominated notes due 2010	210,794	230,088
Yen-denominated term loan due 2011	80,824	88,222
Other	374	3,892
Total long-term debt	1,304,992	1,201,602
Less: current portion of long-term debt	108,000	75,518
Long-term debt	$1,196,992	$1,126,084

Credit facility borrowings: In December 2006, the Company entered into a 5-year, $1.0 billion committed credit facility (Credit Facility) that it may draw on for general corporate purposes and to support its commercial paper program. Borrowings under the Credit Facility bear interest at the United States Prime Rate (Prime Rate) or United States Dollar London InterBank Offered Rate (LIBOR) plus 0.235%, at the election of the Company. In the event that over half of the Credit Facility is drawn upon, an additional five basis points is added to the elected Prime Rate or LIBOR rate. The interest rates are subject to adjustment in the event of a change in the Company’s credit ratings. In October 2008, the Company borrowed $500.0 million under the Credit Facility to partially fund the retirement of the Company’s 1.22% Convertible Debentures in December 2008.

In November 2008, the Company entered into an interest rate swap contract to convert $400.0 million of variable-rate borrowings under the Credit Facility into fixed-rate borrowings. The Company designated this interest rate swap as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). This contract terminated in February 2009 and payments made or received under this interest rate swap contract were recorded to interest expense. Inclusive of the interest rate swap, borrowings under the Credit Facility incurred interest at a weighted average interest rate of 1.4% during the first quarter of 2009.

Commercial paper borrowings: The Company’s commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. The Company had no outstanding commercial paper borrowings at April 4, 2009. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. The Company classifies all of its commercial paper borrowings as long-term debt, as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed Credit Facility.

Term loan due 2011: In December 2008, the Company entered into a 3-year, unsecured term loan (2011 Term Loan). The Company initially borrowed $360.0 million in December 2008 and borrowed an additional $180.0 million in January 2009, resulting in total original borrowings of $540.0 million under the 2011 Term Loan. The Company is required to make quarterly principal payments in the amount of 5% of the total original borrowings. The first $27.0 million quarterly principal payment was made in March 2009. These borrowings bear interest at LIBOR plus 2.0%, although the Company may elect the Prime Rate plus 1.0%. The interest rates are subject to adjustment in the event of a change in the Company’s credit ratings. Borrowings under the 2011 Term Loan incurred interest at a weighted average interest rate of 2.5% during the first quarter of 2009.

1.02% Yen-denominated notes due 2010: In May 2003, the Company issued 7-year, 1.02% unsecured notes in Japan (Yen Notes) totaling 20.9 billion Yen (the equivalent of $210.8 million at April 4, 2009 and $230.1 million at January 3, 2009). Interest payments are required on a semi-annual basis and the entire principal balance is due in May 2010. The principal amount recorded on the balance sheet fluctuates based on the effects of foreign currency translation. As of April 4, 2009, the fair value of the Yen Notes approximate the carrying value.

Yen-denominated term loan due 2011: In December 2008, the Company entered into a 3-year, Yen-denominated unsecured term loan in Japan (Yen Term Loan) totaling 8.0 billion Japanese Yen (the equivalent of $80.8 million at April 4, 2009 and $88.2 million at January 3, 2009). The borrowings bear interest at the Yen LIBOR plus 2.0%. Interest payments are required on a semi-annual basis and the entire principal balance is due in December 2011. The principal amount recorded on the balance sheet fluctuates based on the effects of foreign currency translation.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company accrues a liability for costs related to claims, including future legal costs, settlements and judgments, where it has assessed that a loss is probable and an amount can be reasonably estimated. The Company also records a receivable from its product liability insurance carriers for amounts expected to be recovered.

Silzone® Litigation and Insurance Receivables: The Company has been sued in various jurisdictions beginning in March 2000 by some patients who received a product with Silzone® coating. As of April 24, 2009, such cases are pending in the United States and Canada. Some of these claimants allege bodily injuries as a result of an explant or other complications, which they attribute to Silzone®-coated products. Others, who have not had their Silzone®-coated heart valve explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all other replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. The Company has vigorously defended against the claims that have been asserted and expects to continue to do so with respect to any remaining claims.

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

In October 2001, various class-action complaints were consolidated into one class action case by the District Court. The Company requested the Eighth Circuit Court of Appeals (the Eighth Circuit) to review the District Court’s initial class certification orders and, in October 2005, the Eighth Circuit issued a decision reversing the District Court’s class certification rulings and directed the District Court to undertake further proceedings. In October 2006, the District Court granted plaintiffs’ renewed motion to certify a nationwide consumer protection class under Minnesota’s consumer protection statutes and Private Attorney General Act. The Company again requested the Eighth Circuit to review the District Court’s class certification orders and, in April 2008, the Eighth Circuit again issued a decision reversing the District Court’s October 2006 class certification rulings. The order by the Eighth Circuit returned the case to the District Court for continued proceedings. Plaintiffs have recently requested the District Court to certify a new class. The Company is vigorously defending against such certification.

As of April 24, 2009, there are three individual Silzone® cases pending in federal court. The plaintiffs in these cases are requesting damages in excess of $75 thousand. The complaint in the case that was most recently transferred to the MDL court was served upon the Company in December 2008.

There are seven individual state court suits concerning Silzone®-coated products pending as of April 24, 2009, involving seven patients. These cases are venued in Minnesota and Texas. The complaints in these state court cases are requesting damages ranging from $10 thousand to $100 thousand and, in some cases, seek an unspecified amount. The most recent individual state court complaint was served upon the Company in February 2008. These state court cases are proceeding in accordance with the orders issued by the judges in those matters.

In Canada, there are also four class-action cases and one individual case pending against the Company. In one such case in Ontario, the court certified that a class action involving Silzone® patients may proceed, and the trial of the initial phase of this matter is expected to occur as early as September 2009. A second case seeking class action status in Ontario has been stayed pending resolution of the other Ontario class action. A case filed as a class action in British Columbia remains pending. A court in Quebec has certified a class action, and that matter is proceeding in accordance with that court’s orders. Additionally, the Company has been served with lawsuits by the British Columbia Provincial health insurer and the Quebec Provincial health insurer to recover the cost of insured services furnished or to be furnished to class members in the class actions pending in British Columbia and Quebec, respectively. The complaints in the Canadian cases request damages ranging from 1.5 million to 2.0 billion Canadian Dollars (the equivalent to $1.2 million to $1.6 billion at April 4, 2009).

The Company is not aware of any unasserted claims related to Silzone®-coated products. Company management believes that the final resolution of the Silzone® cases will take a number of years.

The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone®-coated products, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered. The Company has not accrued for any amounts associated with settlements or judgments because potential losses cannot be reasonably estimated. Based on the Company’s experience in these types of individual cases, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed by the plaintiffs and is often significantly less than the amount claimed. Any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves could be material to the Company’s consolidated earnings, financial position and cash flows. As of April 4, 2009, the Company’s Silzone® litigation reserve was $22.3 million and its receivable from insurance carriers was $30.0 million.

The Company’s remaining product liability insurance for Silzone® claims consists of two $50.0 million layers, each of which is covered by one or more insurance companies. The current $50.0 million layer of insurance is covered by American Insurance Company (AIC). In December 2007, AIC initiated a lawsuit in Minnesota Federal District Court seeking a court order declaring that it is not required to provide coverage for a portion of the Silzone® litigation defense and indemnity expenses that the Company may incur in the future. The Company believes the claims of AIC are without merit and plans to vigorously defend against the claims AIC has asserted. The insurance broker that assisted the Company in procuring the insurance with AIC has been added as a party to the case. For all Silzone® legal costs incurred, the Company records insurance receivables for the amounts that it expects to recover.

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

Guidant’s original suit alleged infringement of four patents by the Company. Guidant later dismissed its claim on the first patent and the district court ruled that the second patent was invalid, and this ruling was later upheld by the Court of Appeals for the Federal Circuit (CAFC). The third patent was found to be invalid by the district court. The fourth patent (the ‘288 patent) was initially found to be invalid by the district court judge, but the CAFC reversed this decision in August 2004. The case was returned to the district court in November 2004. The district court issued rulings on claims construction and a response to motions for summary judgment in March 2006. Guidant’s special request to appeal certain aspects of these rulings was rejected by the CAFC. In March 2007, the district court judge responsible for the case granted summary judgment in favor of the Company, ruling that the only remaining patent claim (the ‘288 patent) asserted against the Company in the case was invalid. In April 2007, Guidant appealed the district court’s March 2007 and March 2006 rulings. In December 2008, the CAFC upheld the March 2006 rulings of the district court but also reversed the district court’s March 2007 ruling that the ‘288 patent was invalid. As such, based on that ruling, although the invalidity of the ‘288 patent was overturned, the damages in the case going forward are limited to those relatively few instances prior to the expiration of the patent in 2003 when the cardioversion therapy method described in the only remaining claim of the ‘288 patent is actually practiced.

The parties filed requests with the CAFC requesting that the entire CAFC re-hear some of the issues addressed in the December 2008 decision, and the CAFC issued a ruling in March 2009 vacating its December 2008 decision, denying Guidant’s request for re-hearing and granting part of the Company’s request for re-hearing. Oral arguments are scheduled in May 2009.

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

Ohio OIG Investigation: In July 2007, the Company received a civil subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General (OIG), requesting documents regarding the Company’s relationships with ten Ohio hospitals during the period from 2003 through 2006. The Company has received follow-up requests from the U.S. Department of Justice and the U.S. Attorney’s Office in Cleveland regarding this matter. The Company is cooperating with the investigation and is continuing to work with the OIG in responding to the subpoena.

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

In October 2008, the Company received a letter from the Civil Division of the U.S. Department of Justice stating that it was investigating the Company for potential False Claims Act and common law violations relating to the sale of the Company’s Epicor surgical ablation devices. The Department of Justice is investigating whether companies marketed surgical ablation devices for off-label treatment of atrial fibrillation. Other manufacturers of medical devices used in the treatment of atrial fibrillation have reported receiving similar letters. The letter requests that we provide documents from January 1, 2005 to present relating to FDA approval and marketing of Epicor ablation devices. The Company is cooperating with the investigation.

Securities Class Action Litigation: In April and May 2006, five shareholders, each purporting to act on behalf of a class of purchasers during the period January 25 through April 4, 2006 (the Class Period), separately sued the Company and certain of its officers in federal district court in Minnesota alleging that the Company made materially false and misleading statements during the Class Period relating to financial performance, projected earnings guidance and projected sales of ICDs. The complaints, all of which seek unspecified damages and other relief, as well as attorneys’ fees, have been consolidated. The Company filed a motion to dismiss, which was denied by the district court in March 2007. The discovery process concluded in September, and the Company filed a motion for summary judgment which was argued before the Court on January 23, 2009. No ruling on that motion has been issued as of April 24, 2009, but the Company expects the Court will issue a decision in 2009. The Company intends to vigorously defend against the claims asserted in these actions. The Company’s directors and officers liability insurance provides $75 million of insurance coverage for the Company, the officers and the directors, after a $15 million self-insured retention level has been reached.

Derivative Action: In February 2007, a derivative action was filed in state court in Minnesota which purported to bring claims belonging to the Company against the Company’s Board of Directors and various officers and former officers for alleged malfeasance in the management of the Company. The claims were based on substantially the same allegations as those underlying the securities class action litigation described above. The defendants (consisting of the Company’s Board of Directors and various officers and former officers) filed a motion to dismiss, and in June 2007 the state court granted the motion, thus dismissing the derivative case for failure of the complainant to make a demand on the Board. In September 2007, the plaintiff sent a shareholder demand letter to the Board. The Board considered the letter at its October 25, 2007 Board meeting and requested that the complainant provide it with details to substantiate the allegations. In June 2008, the complainant filed a derivative action against the defendants again. The court denied the defendants’ motion to dismiss concerning that complaint. To date, the complainant has not provided any material facts to support the allegations. The plaintiff has indicated that he plans to file an amended complaint, but has not done so as of April 24, 2009. The defendants intend to continue to vigorously defend against the claims raised in this action.

The Company is also involved in various other product liability lawsuits, claims and proceedings that arise in the ordinary course of business.

Product Warranties

The Company offers a warranty on various products, the most significant of which relates to its ICDs and pacemakers systems. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product warranty liability during the three months ended April 4, 2009 and March 29, 2008 were as follows (in thousands):

Three Months Ended	April 4, 2009	March 29, 2008
Balance at beginning of the period	$15,724	$16,691
Warranty expense recognized	1,349	975
Warranty credits issued	(738)	(428)
Balance at end of the period	$16,335	$17,238

Other Commitments

The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of April 4, 2009, the Company estimates it could be required to pay approximately $315 million in future periods to satisfy such commitments. Refer to Part II, Item 7A, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2008 Annual Report on Form 10-K for additional information.

NOTE 8 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

Three Months Ended	April 4, 2009	March 29, 2008 (As adjusted)
Numerator:
Net earnings	$201,271	$176,569

Denominator:
Basic-weighted average shares outstanding	345,850	343,658
Effect of dilutive securities:
Stock options	3,898	8,201
Restricted stock	59	96
Diluted-weighted average shares outstanding	349,807	351,955
Basic net earnings per share	$0.58	$0.51
Diluted net earnings per share	$0.58	$0.50

The Company’s 2009 adoption of FSP APB No. 14-1 required retrospective application to all prior periods presented (see Note 3). As a result, both basic net earnings per share and diluted net earnings per share for the first quarter of 2008 have been adjusted by $0.03 to conform to the new accounting treatment.

Approximately 24.5 million and 13.5 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the three months ended April 4, 2009 and March 29, 2008, respectively, because they were not dilutive.

Diluted weighted average shares outstanding have not been adjusted for the warrants for 23.1 million shares the Company sold in April 2007 in connection with the issuance of its 1.22% Convertible Senior Debentures. Over a two-month period beginning in April 2009, the Company may be required to issue shares of its common stock if the average price of the Company’s common stock during a defined period exceeds the warrant exercise price of approximately $60.73 per share. Accordingly, the potentially dilutive common shares to be issued under the warrants would only be included in diluted weighted average shares outstanding if the Company’s average stock price during the defined period was greater than the warrant exercise price of $60.73. The dilutive impact would be equal to the number of shares needed to satisfy the intrinsic value of the warrants, assuming exercise.

NOTE 9 – COMPREHENSIVE INCOME

The table below sets forth the amounts in other comprehensive income (loss), net of the related income tax impact (in thousands):

Three Months Ended	April 4, 2009	March 29, 2008 (As adjusted)
Net earnings	$201,271	$176,569
Other comprehensive income (loss):
Cumulative translation adjustment	(38,141)	62,075
Unrealized loss on available-for-sale securities	(2,654)	(7,601)
Unrealized gain on derivative financial instruments	411	—
Reclassification of realized loss to net earnings	(411)	—
Total comprehensive income	$160,476	$231,043

Reclassification adjustments are reflected to avoid double counting in other comprehensive income items that are also recorded in net earnings. In November 2008, the Company entered into an interest rate swap contract to convert $400.0 million of variable-rate borrowings under the Company’s long-term committed Credit Facility into fixed-rate borrowings (see Note 6). This contract terminated in February 2009, and the Company recognized a realized after-tax loss of $0.4 million. The total pre-tax loss of $0.7 million was recognized as interest expense.

NOTE 10 – OTHER INCOME (EXPENSE), NET

The Company’s other income (expense) consisted of the following (in thousands):

Three Months Ended	April 4, 2009	March 29, 2008 (As adjusted)
Interest income	$559	$4,256
Interest expense	(6,951)	(18,025)
Other	(920)	3,342
Total other income (expense), net	$(7,312)	$(10,427)

The Company’s 2009 adoption of FSP APB No. 14-1 required retrospective application to all prior periods presented (see Note 3). As a result, interest expense for the first quarter of 2008 has been adjusted by $13.0 million to conform to the new accounting treatment.

NOTE 11 – INCOME TAXES

As of April 4, 2009, the Company had approximately $83.8 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company had $23.3 million accrued for interest and penalties as of April 4, 2009. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for all tax years through 2001. Additionally, substantially all material foreign, state, and local income tax matters have been concluded for all tax years through 1999. The U.S. Internal Revenue Service (IRS) completed an audit of the Company’s 2002-2005 tax returns, and proposed adjustments in its audit report issued in November 2008. The Company intends to vigorously defend its positions and initiated defense of these adjustments at the IRS appellate level in January 2009. An unfavorable outcome could have a material negative impact on the Company’s effective income tax rate in future periods.

NOTE 12 – FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements (SFAS No. 157) establishes a framework for measuring fair value, clarifies the definition of fair value and expands disclosures about fair-value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 establishes a valuation hierarchy for disclosure of fair value measurements. The categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The categories within the valuation hierarchy are described as follows:

•

Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. The Company’s Leve1 1 financial instruments consist of publicly-traded equity securities that are classified as available-for-sale securities and investments in mutual funds that are classified as trading securities. The Company’s investments in mutual funds are specifically designated as available to the Company solely for the purpose of paying benefits under the Company’s non-qualified deferred compensation plan. The Company holds these investments in a rabbi trust which is not available for general corporate purposes and is subject to creditor claims in the event of insolvency.

•

Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as forward foreign currency rates. The Company’s Level 2 financial instruments include foreign currency exchange contracts.

•

Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. The Company does not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

A summary of financial assets and liabilities measured at fair value on a recurring basis at April 4, 2009 is as follows (in thousands):

	April 4, 2009	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading marketable securities	$106,645	$106,645	$—	$—
Available-for-sale marketable securities	17,498	17,498	—	—
Foreign currency exchange contracts	25	—	25	—
Total	$124,168	$124,143	$25	$—

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the provisions of SFAS No. 133 and SFAS No. 161 in accounting for and disclosing derivative instruments and hedging activities. SFAS No. 133 requires all derivative financial instruments to be recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in net earnings or other comprehensive income (OCI) depending on whether the derivative is designated as part of a qualifying SFAS No. 133 hedging transaction. SFAS No. 161 requires certain disclosures for derivative instruments and hedging activities to explain their use and impact on the financial statements.

In November 2008, the Company entered into an interest rate swap contract to convert $400.0 million of variable-rate borrowings under the Credit Facility into fixed-rate borrowings (see Note 6). The Company designated this interest rate swap as a cash flow hedge under SFAS No. 133. This contract terminated in February 2009. The ineffective portion of the amount of gains (losses) recognized in net earnings was immaterial. For the three months ended April 4, 2009, the Company recorded the $0.4 million after-tax loss on the settlement of the interest rate swap contract to interest expense.

The Company hedges a portion of its foreign currency exchange rate risk through the use of forward exchange contracts. The Company uses forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under SFAS No. 133. For the three months ended April 4, 2009, the net amount of gains (losses) the Company recorded to other income (expense) for forward currency exchange contracts not designated as hedging instruments under SFAS No. 133 was a net gain of $1.9 million. This net gain was largely offset by a corresponding net loss on the foreign currency exposures being managed.

The Company had the following outstanding foreign currency forward contracts at April 4, 2009 (in thousands):

Foreign Currency	Currency Denomination
Euro (EUR)	EUR	30,261
Japanese Yen (JPY)	JPY	296,805
Australian Dollar (AUD)	AUD	14,478

The Company does not enter into contracts for trading or speculative purposes. The Company’s policy is to enter into hedging contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.

NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas and implantable neurostimulation devices for the management of chronic pain. The Company’s four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF) and Neuromodulation (NMD). Each operating segment focuses on developing and manufacturing products for its respective therapy area. The primary products produced by each operating segment are: CRM – ICDs and pacemakers; CV – vascular closure devices, heart valve replacement and repair products and pressure measurement guidewires; AF – electrophysiology introducers and catheters, advanced cardiac mapping, navigation and recording systems, ablation systems and implantable cardiac monitors; and NMD – neurostimulation devices.

The Company has aggregated the four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Net sales of the Company’s reportable segments include end-customer revenue from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end-customers and operating expenses managed by each reportable segment. Certain operating expenses managed by the Company’s selling and corporate functions, including all stock-based compensation expense, are not included in the reportable segments’ operating profit. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments. Additionally, certain assets are managed by the Company’s selling and corporate functions, principally including end-customer receivables, inventory, corporate cash and cash equivalents and deferred income taxes. For management reporting purposes, the Company does not compile capital expenditures by reportable segment and, therefore, this information has not been presented as it is impracticable to do so.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NMD	CV/AF	Other	Total
Three Months ended April 4, 2009:
Net sales	$748,768	$385,025	$—	$1,133,793
Operating profit	461,030	190,885	(369,643)	282,272
Three Months ended March 29, 2008:
Net sales	$683,312	$327,426	$—	$1,010,738
Operating profit	420,274	173,918	(334,692)	259,500

The following table presents the Company’s total assets by reportable segment (in thousands):

Total Assets	April 4, 2009	January 3, 2009
CRM/NMD	$2,033,751	$2,018,478
CV/AF	1,286,274	1,267,290
Other	2,625,927	2,436,736
	$5,945,952	$5,722,504

Geographic Information

The following table presents net sales by geographic location of the customer (in thousands):

	Three Months Ended
Net Sales	April 4, 2009	March 29, 2008
United States	$631,173	$537,462
International
Europe	275,400	270,145
Japan	111,370	85,804
Asia Pacific	52,906	53,040
Other (a)	62,944	64,287
	502,620	473,276
	$1,133,793	$1,010,738

          (a) No one geographic market is greater than 5% of consolidated net sales.

The amounts for long-lived assets by significant geographic market include net property, plant and equipment by physical location of the asset. The prior period has been reclassified to conform to the current year presentation. The following table presents long-lived assets by geographic location (in thousands):

Long-Lived Assets	April 4, 2009	January 3, 2009
United States	$818,962	$775,205
International
Europe	82,533	84,266
Japan	14,471	16,001
Asia Pacific	16,505	17,087
Other	86,541	87,617
	200,050	204,971
	$1,019,012	$980,176

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our business is focused on the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas and implantable neurostimulation devices for the management of chronic pain. We sell our products in more than 100 countries around the world. Our largest geographic markets are the United States, Europe, Japan and Asia Pacific. Our four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF) and Neuromodulation (NMD). Each operating segment focuses on developing and manufacturing products for its respective therapy area. Our principal products in each operating segment are as follows: CRM – tachycardia implantable cardioverter defibrillator systems (ICDs) and bradycardia pacemaker systems (pacemakers); CV – vascular closure devices, heart valve replacement and repair products and pressure measurement guidewires; AF – electrophysiology introducers and catheters, advanced cardiac mapping, navigation and recording systems, ablation systems and implantable cardiac monitors; and NMD – neurostimulation devices. References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.

Our industry has undergone significant consolidation in the last decade and is highly competitive. Our strategy requires significant investment in research and development in order to introduce new products. We are focused on improving our operating margins through a variety of techniques, including the production of high quality products, the development of leading edge technology, the enhancement of our existing products and continuous improvement of our manufacturing processes. We expect that cost containment pressure on healthcare systems worldwide as well as competitive pressures in our industry will continue to place downward pressure on prices for our products.

We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our net sales relate to CRM devices – ICDs and pacemakers. Management remains focused on increasing our worldwide CRM market share, as we are one of three principal manufacturers and suppliers in the global CRM market. In order to help accomplish this objective, we have continued to expand our selling organizations and introduce new CRM products. We are also investing in our other three major growth platforms – atrial fibrillation, neuromodulation and cardiovascular – to increase our market share.

Net sales in the first quarter of 2009 were $1,133.8 million, an increase of 12% over the first quarter of 2008, led by sales growth of our ICDs and pacemakers as well as products to treat atrial fibrillation. Our ICD and pacemaker net sales grew approximately 9% and 4%, respectively, while AF net sales increased 22%. Unfavorable foreign currency translation comparisons decreased first quarter 2009 net sales by $50.9 million. Refer to the Segment Performance section for a more detailed discussion of the results for the respective segments.

Our first quarter 2009 net earnings of $201.3 million and diluted net earnings per share of $0.58 increased 14% and 16%, respectively, compared to our first quarter 2008 net earnings of $176.6 million and diluted net earnings per share of $0.50. These increases were due to incremental profits resulting from higher sales, primarily driven by net sales growth in our CRM and AF operating segments. During the first quarter of 2009, we adopted a new accounting standard, which required us to retrospectively adjust our historical 2008 financial statements. The adoption of this new accounting standard resulted in a decrease of $8.2 million to first quarter 2008 net earnings and a $0.03 decrease to diluted earnings per share. Refer to Note 3 of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion of the new accounting standard.

We generated $133.7 million of operating cash flows during the first three months of 2009, compared to $194.8 million of operating cash flows during the first three months of 2008. We ended the first quarter with $325.3 million of cash and cash equivalents and $1,305.0 million of total debt. We have strong short-term credit ratings, with an A2 rating from Standard & Poor’s and a P2 rating from Moody’s, and a long-term credit rating from Standard & Poor’s of A-.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2 and Note 3 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (2008 Annual Report on Form 10-K).

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; estimated useful lives of diagnostic equipment; valuation of purchased in-process research and development, other intangible assets and goodwill; income taxes; legal reserves and insurance receivables; and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Annual Report on Form 10-K.

SEGMENT PERFORMANCE

Our four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF) and Neuromodulation (NMD). The primary products produced by each operating segment are: CRM – ICDs and pacemakers; CV – vascular closure devices, heart valve replacement and repair products and pressure measurement guidewires; AF – electrophysiology introducers and catheters, advanced cardiac mapping, navigation and recording systems, ablation systems and implantable cardiac monitors; and NMD – neurostimulation devices.

We aggregate our four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Net sales of our reportable segments include end-customer revenues from the sale of products they each develop and manufacture. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end-customers and operating expenses managed by each reportable segment. Certain operating expenses managed by our selling and corporate functions, including all stock-based compensation expense, are not included in our reportable segments’ operating profit. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NMD	CV/AF	Other	Total
Three Months ended April 4, 2009:
Net sales	$748,768	$385,025	$—	$1,133,793
Operating profit	461,030	190,885	(369,643)	282,272
Three Months ended March 29, 2008:
Net sales	$683,312	$327,426	$—	$1,010,738
Operating profit	420,274	173,918	(334,692)	259,500

The following discussion of the changes in our net sales is provided by class of similar products within our four operating segments, which is the primary focus of our sales activities.

Cardiac Rhythm Management

	Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008	% Change
ICD systems	$393,953	$360,952	9.1%
Pacemaker systems	282,368	270,837	4.3%
	$676,321	$631,789	7.0%

Cardiac Rhythm Management net sales increased by 7% in the first quarter of 2009 compared to the first quarter of 2008 due to volume growth. Foreign currency translation had a $30.9 million unfavorable impact on CRM net sales during the first quarter of 2009 compared to the same period in 2008.

ICD net sales increased 9% in the first quarter of 2009 compared to the first quarter of 2008, primarily due to volume growth. The improved volume growth in ICD net sales in the first quarter of 2009 was broad-based across both U.S. and international markets, reflecting our continued market penetration into new customer accounts and market demand for our cardiac resynchronization therapy ICD devices. In the United States, first quarter 2009 ICD net sales of $257.7 million increased 9% over last year’s first quarter. Internationally, first quarter 2009 ICD net sales of $136.3 million increased 9% compared to the first quarter of 2008. Foreign currency translation had a $17.7 million negative impact on international ICD net sales in the first quarter of 2009 compared to the first quarter of 2008.

Pacemaker net sales increased 4% in the first quarter of 2009 compared to the first quarter of 2008 driven by volume growth in both our U.S. and international markets. In the United States, first quarter 2009 pacemaker net sales of $129.0 million increased 6% compared to the same period last year. Internationally, first quarter 2009 pacemaker net sales of $153.4 million increased 3% compared to the first quarter of 2008. Foreign currency translation had a $13.2 million negative impact on international pacemaker net sales in the first quarter of 2009 compared to the same period last year.

Cardiovascular

	Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008	% Change
Vascular closure devices	$97,577	$90,087	8.3%
Heart valve products	80,624	77,638	3.8%
Other cardiovascular products	61,586	40,808	50.9%
	$239,787	$208,533	15.0%

Cardiovascular net sales increased 15% in the first quarter of 2009 compared to the same period one year ago. CV net sales were unfavorably impacted by foreign currency translation impacts of approximately $11.9 million. Vascular closure device net sales increased 8% in the first quarter of 2009 compared to the first quarter of 2008 primarily driven by Angio-Seal™ volume growth and incremental sales resulting from our acquisition of Radi Medical Systems AB in December 2008. Our Angio-Seal™ device continues to be the market share leader in the vascular closure device market. Heart valve product net sales increased 4% during the first quarter of 2009 over the same period in 2008 due primarily to increased sales volumes. Net sales of other cardiovascular products increased $20.8 million during the first quarter of 2009 over the first quarter of 2008 primarily due to incremental sales of pressure measurement guidewires acquired from Radi Medical System AB and increased sales volumes of other cardiovascular products.

Atrial Fibrillation

	Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008	% Change
Atrial fibrillation products	$145,238	$118,893	22.2%

Atrial Fibrillation net sales increased 22% during the first quarter of 2009 compared to the same period one year ago. The increases in AF net sales were driven by volume growth from continued market acceptance of device-based ablation procedures to treat the symptoms of atrial fibrillation. Our access, diagnosis, visualization, recording and ablation products assist physicians in diagnosing and treating atrial fibrillation and other irregular heart rhythms. Foreign currency translation had an unfavorable impact on AF net sales of approximately $6.1 million in the first quarter of 2009 compared to the first quarter of 2008.

Neuromodulation

	Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008	% Change
Neuromodulation products	$72,447	$51,523	40.6%

Neuromodulation net sales increased 41% during the first quarter of 2009 compared to the same prior year period. The increases in NMD net sales were driven by strong volume growth and continued growth in the neuromodulation market. Foreign currency translation had an unfavorable impact on NMD net sales of approximately $2.0 million in the first quarter of 2009 compared to the first quarter of 2008.

RESULTS OF OPERATIONS

Net sales

	Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008	% Change
Net sales	$1,133,793	$1,010,738	12.2%

Overall, net sales increased 12% in the first quarter of 2009 over the first quarter of 2008. First quarter 2009 net sales were favorably impacted by volume growth, driven by CRM and AF product sales. Foreign currency translation had an unfavorable impact on first quarter 2009 net sales of $50.9 million due primarily to the strengthening of the U.S. Dollar against both the Euro and Japanese Yen. This amount is not indicative of the net earnings impact of foreign currency translation for the first quarter of 2009 due to partially offsetting foreign currency translation impacts on cost of sales and operating expenses.

Net sales by geographic location of the customer were as follows (in thousands):

	Three Months Ended
Net Sales	April 4, 2009	March 29, 2008
United States	$631,173	$537,462
International
Europe	275,400	270,145
Japan	111,370	85,804
Asia Pacific	52,906	53,040
Other (a)	62,944	64,287
	502,620	473,276
	$1,133,793	$1,010,738

          (a) No one geographic market is greater than 5% of consolidated net sales.

Gross profit

	Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008
Gross profit	$839,298	$750,251
Percentage of net sales	74.0%	74.2%

Gross profit for the first quarter of 2009 totaled $839.3 million, or 74.0% of net sales, compared to $750.3 million, or 74.2% of net sales, for the first quarter of 2008. The decrease in our gross profit percentage during the first quarter of 2009 compared to the same period in 2008 resulted from an unfavorable impact from foreign currency translation partially offset by productivity improvements.

Selling, general and administrative (SG&A) expense

	Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008
Selling, general and administrative	$417,675	$367,116
Percentage of net sales	36.8%	36.3%

SG&A expense for the first quarter of 2009 totaled $417.7 million, or 36.8% of net sales, compared to $367.1 million, or 36.3% of net sales, for the first quarter of 2008. The increase in SG&A expense as a percent of net sales results from increased expenses from recent acquisitions and investments made in our selling organization and market development programs.

Research and development (R&D) expense

	Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008
Research and development	$139,351	$123,635
Percentage of net sales	12.3%	12.2%

R&D expense in the first quarter of 2009 totaled $139.4 million, or 12.3% of net sales, compared to $123.6 million, or 12.2% of net sales, for the first quarter of 2008. While first quarter 2009 R&D expense as a percent of net sales remained comparable to first quarter 2008, total R&D expense increased 13% compared to the same prior year period, reflecting our continuing commitment to fund future long-term growth opportunities. We continue to balance delivering short-term results with our investments in long-term growth drivers.

Other income (expense), net

	Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008
Interest income	$559	$4,256
Interest expense	(6,951)	(18,025)
Other	(920)	3,342
Total other income (expense), net	$(7,312)	$(10,427)

The Company’s 2009 adoption of FSP APB No. 14-1 required retrospective application to all prior periods presented (see Note 3 to the Condensed Consolidated Financial Statements). As a result, interest expense for the first quarter of 2008 has been adjusted by $13.0 million to conform to the new accounting treatment. The favorable change in other income (expense) during the first quarter of 2009 compared to the first quarter of 2008 is primarily related to lower interest rates on our outstanding debt during the respective periods.

Income taxes

	Three Months Ended
(as a percent of pre-tax income)	April 4, 2009	March 29, 2008
Effective tax rate	26.8%	29.1%

Our effective income tax rate was 26.8% and 29.1% for the first quarter of 2009 and 2008, respectively. The first quarter 2008 effective tax rate was unfavorably impacted by 2.3 percentage points because the Federal Research and Development tax credit (R&D tax credit), which expired at the end of 2007, was not enacted and signed into law during the first quarter of 2008. This legislation, which provides a tax benefit on certain incremental R&D expenditures, was not signed into law until October 2008, when it was made retroactively effective for all of 2008 and effective through 2009. Accordingly, no 2008 benefit from the R&D tax credit was recognized until October 2008.

The impact of retrospectively applying the change in accounting for our convertible debentures (see Note 3 to the Condensed Consolidated Financial Statements) decreased the previously reported first quarter 2008 effective tax rate from 29.5% to 29.1%.

LIQUIDITY

We believe that our existing cash balances, available borrowing capacity under our commercial paper program and long-term committed credit facility and future cash generated from operations will be sufficient to meet our working capital, capital investment and debt service requirements over the next twelve months and in the foreseeable future thereafter. As of April 4, 2009, we had borrowed $500.0 million from our $1.0 billion long-term committed credit facility. Additionally, our 3-year, unsecured term loan totaled $513.0 million and our 3-year, unsecured Yen term loan totaled 8.0 billion Japanese Yen (the equivalent of $80.8 million at April 4, 2009). As of April 4, 2009, our short-term credit ratings were A2 from Standard & Poor’s and P2 from Moody’s, and our Standard & Poor’s long-term debt rating was A-. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating. Although we believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital, should suitable investment opportunities arise, recent disruptions in the global financial markets may adversely impact the availability and cost of capital.

At April 4, 2009, a large portion of our cash and cash equivalents was held by our non-U.S. subsidiaries. These funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practical to estimate the amount of additional U.S. tax liabilities we would incur.

We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, and as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the quarter) were 89 days at April 4, 2009 compared to 88 days at January 3, 2009. Our DIOH (ending net inventory divided by average daily cost of sales for the most recent six months) decreased slightly from 160 days at January 3, 2009 to 158 days at April 4, 2009.

A summary of our cash flows from operating, investing and financing activities is provided in the following table (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Net cash provided by (used in):
Operating activities	$133,706	$194,812
Investing activities	(89,712)	(74,353)
Financing activities	151,758	37,950
Effect of currency exchange rate changes on cash and cash equivalants	(6,944)	10,765
Net increase in cash and cash equivalants	$188,808	$169,174

Operating Cash Flows

Cash provided by operating activities was $133.7 million during the first three months of 2009 compared to $194.8 million during the first three months of 2008. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, accounts payable, accrued liabilities and income taxes payable.

Investing Cash Flows

Cash used in investing activities was $89.7 million during the first three months of 2009 compared to $74.4 million during the same period last year. Our purchases of property, plant and equipment, which totaled $80.8 million and $64.0 million in the first three months of 2009 and 2008, respectively, primarily reflect our continued investment in our product growth platforms currently in place.

Financing Cash Flows

Cash provided by financing activities was $151.8 million during the first three months of 2009 compared to $38.0 million of cash provided by financing activities in the first three months of 2008. Our financing cash flows can fluctuate significantly depending upon our liquidity needs and the amount of stock option exercises. During the first three months of 2009, we made borrowings under a 3-year unsecured term loan and also repaid all outstanding commercial paper borrowings. Total net proceeds provided by borrowings made in the first quarter of 2009 were $130.6 million.

DEBT AND CREDIT FACILITIES

We have a long-term $1.0 billion committed credit facility (Credit Facility) used to support our commercial paper program and for general corporate purposes. Borrowings under this facility bear interest at the United States Prime Rate (Prime Rate) or the United States Dollar London InterBank Offered Rate (LIBOR) plus 0.235%, at our election. In the event over half of the Credit Facility is drawn upon, an additional five basis points is added to the elected Prime or LIBOR rate. The interest rates are subject to adjustment in the event of a change in our credit ratings. Outstanding borrowings under the Credit Facility at April 4, 2009 and January 3, 2009 were $500.0 million.

Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. During the first quarter of 2009, we repaid a net $19.4 million of our commercial paper borrowings resulting in no amounts outstanding at April 4, 2009. Any future commercial paper borrowings would bear interest at the applicable then-current market rates.

In December 2008, we entered into a 3-year, unsecured term loan (2011 Term Loan), which can be used for general corporate purposes or to refinance certain other outstanding borrowings of the Company. The 2011 Term Loan bears interest at LIBOR plus 2.0%, although we may also elect the Prime Rate plus 1.0%, which is subject to adjustment in the event of a change in our credit ratings. We are required to make quarterly principal payments in the amount of 5% of the total borrowings. The first $27.0 million quarterly principal payment was made in March 2009. As of April 4, 2009, we had total borrowings of $513.0 million under the 2011 Term Loan.

In December 2008, we entered into a 3-year, Yen-denominated unsecured term loan in Japan (Yen Term Loan) totaling 8.0 billion Japanese Yen (the equivalent of $80.8 million at April 4, 2009 and $88.2 million at January 3, 2009). The borrowings bear interest at the Yen LIBOR plus 2.0%. Interest payments are required on a semi-annual basis and the entire principal balance is due in December 2011. The principal amount recorded on the balance sheet fluctuates based on the effects of foreign currency translation.

In May 2003, we issued 7-year, 1.02% Yen-denominated notes in Japan (Yen Notes) totaling 20.9 billion Yen (the equivalent of $210.8 million at April 4, 2009 and $230.1 million at January 3, 2009). Interest payments are required on a semi-annual basis and the entire principal balance is due in May 2010. The principal amount recorded on our balance sheet fluctuates based on the effects of foreign currency translation.

Our Credit Facility, 2011 Term Loan and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility and 2011 Term Loan require that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 55% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the Credit Facility, 2011 Term Loan and Yen Notes we also have certain limitations on how we conduct our business, including limitations on additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of April 4, 2009.

COMMITMENTS AND CONTINGENCIES

We have certain contingent commitments to acquire various businesses involved in the distribution of our products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of April 4, 2009, we could be required to pay approximately $315 million in future periods to satisfy such commitments. A description of our contractual obligations and other commitments is contained in Part II, Item 7A, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2008 Annual Report on Form 10-K. As of April 4, 2009, there have been no significant changes in our contractual obligations and other commitments as previously disclosed in our 2008 Annual Report on Form 10-K. We have no off-balance sheet financing arrangements other than that previously disclosed in our 2008 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 7 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENTS

In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast”, “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in the sections entitled Off-Balance Sheet Arrangements and Contractual Obligations, Market Risk and Competition and Other Considerations in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2008 Annual Report on Form 10-K and in Part I, Item 1A, Risk Factors of our 2008 Annual Report on Form 10-K as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the list below.

1.

Any legislative or administrative reform to the U.S. Medicare or Medicaid systems or international reimbursement systems that significantly reduces reimbursement for procedures using our medical devices or denies coverage for such procedures, as well as adverse decisions relating to our products by administrators of such systems on coverage or reimbursement issues.

2.	Assertion, acquisition or grant of key patents by or to others that have the effect of excluding us from market segments or requiring us to pay royalties.
3.	Economic factors, including inflation, contraction in capital markets, changes in interest rates, and changes in foreign currency exchange rates.
4.	Product introductions by competitors that have advanced technology, better features or lower pricing.
5.	Price increases by suppliers of key components, some of which are sole-sourced.
6.	A reduction in the number of procedures using our devices caused by cost-containment pressures or the development of or preferences for alternative therapies.
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

16.	Adverse developments in litigation, including product liability litigation, patent or other intellectual property litigation or shareholder litigation.
17.	Inability to successfully integrate the businesses that we have acquired in recent years and that we plan to acquire.
18.	Failure to successfully complete clinical trials for new indications for our products and/or failure to successfully develop markets for such new indications.
19.	Changes in accounting rules that adversely affect the characterization of our results of operations, financial position or cash flows.
20.	The disruptions in the financial markets and the economic downturn that adversely impact the availability and cost of credit and customer purchasing and payment patterns.
21.

Conditions imposed in resolving, or any inability to timely resolve, any regulatory issues raised by the FDA, including 483 observations or warning letters, as well as risks generally associated with our regulatory compliance and quality systems.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since January 3, 2009 in our market risk. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2008 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

As of April 4, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 4, 2009.

We are in the process of implementing a new enterprise resource planning (ERP) system which is being completed in phases. For the most recent implementation phase, which was completed during the first quarter of 2009, the Company’s Neuromodulation division implemented the new ERP system which resulted in some changes in internal controls. We are also in the process of implementing a new human capital management (HCM) system, which is also being completed in phases. During the first quarter of 2009, we implemented the HCM system in the United States. These systems, along with the internal controls over financial reporting included in the related implementations, are appropriately tested for effectiveness prior to implementation. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-Q or our other SEC filings, could have a material impact on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

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

We are subject to stringent domestic and foreign medical device regulation and any adverse regulatory action may materially adversely affect our financial condition and business operations.

Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the U.S. Food and Drug Administration (FDA) and comparable foreign agencies. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. The process of obtaining marketing approval or clearance from the FDA and comparable foreign bodies for new products, or for enhancements or modifications to existing products, could:

•	take a significant amount of time,
•	require the expenditure of substantial resources,
•	involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance,
•	involve modifications, repairs or replacements of our products, and
•	result in limitations on the indicated uses of our products.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. For example, we are required to comply with the FDA’s Quality System Regulation (QSR), which mandates that manufacturers of medical devices adhere to certain quality assurance requirements, pertaining to, among other things, validation of manufacturing processes, controls for purchasing product components, and documentation practices. As another example, the Federal Medical Device Reporting regulation requires us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, that a malfunction occurred which would be likely to cause or contribute to a death or serious injury upon recurrence. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA, which may result in 483 observations, and in some cases warning letters, that require corrective action. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize medical devices, order a recall, repair, replacement, or refund of such devices, and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. Additionally, the FDA may impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products.

Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to even more rigorous regulation by foreign governmental authorities in the future. Penalties for a company’s noncompliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and criminal sanctions. Any domestic or foreign governmental medical device law or regulation imposed in the future may have a material adverse effect on our financial condition and business operations.

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

We are currently the subject of various product liability claims, including several lawsuits which may be allowed to proceed as class actions in the United States and are being allowed to proceed as class actions in Canada. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. For example, in January 2000, we initiated a voluntary field action to replace products incorporating Silzone® coating, which was used in certain of our mechanical heart valves and heart valve repair products. After our voluntary field action, we were sued in various jurisdictions and now have cases pending in the United States and Canada which have been brought by some patients alleging complications and past or future costs arising either from the surgical removal or, alternatively, from the continued implantation and maintenance of products incorporating Silzone® coating over and above the medical monitoring all replacement heart valve patients receive. Some of the cases involving Silzone®-coated products have been settled, others have been dismissed and still others are ongoing. The complaints in the ongoing individual cases in the United States request damages ranging from $10,000 to $120.5 million and in some cases, seek an unspecified amount, and the complaints in the Canadian class actions request damages ranging from the equivalent of $1.2 million to $1.6 billion at April 4, 2009. We believe that the final resolution of the Silzone®-coated product cases will take years and cannot reasonably estimate the time frame in which any potential settlements or judgments would be paid out or the amounts of any such settlements or judgments. In addition, the cost to defend any future litigation, whether Silzone®-related or not, may be significant. We believe that many settlements and judgments relating to the Silzone® litigation and our other litigation may be covered in whole or in part under our product liability insurance policies and existing reserves. Any costs not covered under our product liability insurance policies and existing reserves could have a material adverse effect on our financial condition and results of operations.

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

In October 2008, we received a letter from the Civil Division of the U.S. Department of Justice stating that we are under investigation for potential False Claims Act and common law violations relating to the sale of our EpicorTM surgical ablation devices. The Department of Justice is investigating whether companies marketed surgical ablation devices for off-label treatment of atrial fibrillation. Other manufacturers of medical devices used in the treatment of atrial fibrillation have reported receiving similar letters. The letter requests that we provide documents from January 1, 2005, to present relating to FDA approval and marketing of EpicorTM ablation devices.

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

ST. JUDE MEDICAL, INC.

May 12, 2009	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER
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

# Filed as an exhibit to this Quarterly Report on Form 10-Q.