Form 10-Q
period 2009-07-04
ST JUDE MEDICAL INC
filed 2009-08-12
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 4, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, par value $.10 per share, outstanding on July 30, 2009 was 347,981,258.

PART I FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
		June 28, 2008		June 28, 2008
	July 4, 2009	(As adjusted)	July 4, 2009	(As adjusted)

Net sales	$1,184,412	$1,135,760	$2,318,205	$2,146,498
Cost of sales	305,544	287,691	600,039	548,178

Gross profit	878,868	848,069	1,718,166	1,598,320

Selling, general and administrative expense	431,169	416,261	848,844	783,377
Research and development expense	143,052	138,455	282,403	262,090

Operating profit	304,647	293,353	586,919	552,853

Other income (expense), net	(4,961)	(18,020)	(12,273)	(28,447)

Earnings before income taxes	299,686	275,333	574,646	524,406

Income tax expense	80,316	82,421	154,005	154,925

Net earnings	$219,370	$192,912	$420,641	$369,481

Net earnings per share:
Basic	$0.63	$0.57	$1.21	$1.08
Diluted	$0.63	$0.55	$1.20	$1.06

Weighted average shares outstanding:
Basic	346,767	340,699	346,308	342,178
Diluted	350,620	348,269	350,213	350,112

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	July 4, 2009
	(Unaudited)	January 3, 2009

ASSETS
Current Assets
Cash and cash equivalents	$486,569	$136,443
Accounts receivable, less allowance for doubtful accounts of $30,942 at July 4, 2009 and $28,971 at January 3, 2009	1,177,067	1,101,258
Inventories	620,117	546,499
Deferred income taxes, net	135,454	137,042
Other	204,606	158,821

Total current assets	2,623,813	2,080,063

Property, plant and equipment, at cost	1,833,448	1,675,979
Less: accumulated depreciation	(762,109)	(695,803)

Net property, plant and equipment	1,071,339	980,176

Other Assets
Goodwill	1,985,966	1,984,566
Other intangible assets, net	474,256	493,535
Other	208,449	184,164

Total other assets	2,668,671	2,662,265

TOTAL ASSETS	$6,363,823	$5,722,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$324,525	$75,518
Accounts payable	229,243	238,310
Income taxes payable	18,357	17,608
Accrued expenses
Employee compensation and related benefits	284,375	297,287
Other	386,818	399,801

Total current liabilities	1,243,318	1,028,524

Long-term debt	961,022	1,126,084
Deferred income taxes, net	126,738	112,231
Other liabilities	254,387	219,759

Total liabilities	2,585,465	2,486,598

Commitments and Contingencies (Note 7)	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 347,640,007 and 345,332,272 shares issued and outstanding at July 4, 2009 and January 3, 2009, respectively)	34,764	34,533
Additional paid-in capital	302,675	219,041
Retained earnings	3,398,271	2,977,630
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	35,958	(1,023)
Unrealized gain on available-for-sale securities	6,690	6,136
Unrealized loss on derivative financial instruments	—	(411)

Total shareholders’ equity	3,778,358	3,235,906

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,363,823	$5,722,504

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

		June 28, 2008
Six Months Ended	July 4, 2009	(As adjusted)

OPERATING ACTIVITIES
Net earnings	$420,641	$369,481
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	71,413	62,708
Amortization	29,531	37,408
Amortization of discount on convertible debentures	—	26,008
Stock-based compensation	27,980	24,800
Excess tax benefits from stock-based compensation	(12,866)	(18,543)
Deferred income taxes	13,415	4,862
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(68,780)	(106,533)
Inventories	(64,864)	(16,125)
Other current assets	(41,360)	(14,507)
Accounts payable and accrued expenses	(34,076)	20,406
Income taxes payable	17,427	(9,666)

Net cash provided by operating activities	358,461	380,299

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(158,476)	(136,650)
Business acquisition payments, net of cash acquired	(9,065)	(6,359)
Other, net	1,330	(22,011)

Net cash used in investing activities	(166,211)	(165,020)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	39,588	63,263
Excess tax benefits from stock-based compensation	12,866	18,543
Common stock repurchased, including related costs	—	(300,000)
Borrowings under debt facilities	6,687,000	—
Payments under debt facilities	(6,583,775)	—

Net cash provided by (used in) financing activities	155,679	(218,194)

Effect of currency exchange rate changes on cash and cash equivalents	2,197	11,302

Net increase in cash and cash equivalents	350,126	8,387
Cash and cash equivalents at beginning of period	136,443	389,094

Cash and cash equivalents at end of period	$486,569	$397,481

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
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
This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (2008 Annual Report on Form 10-K), as revised by its Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2009 to reflect the retrospective impact of the adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) Accounting Principles Board (APB) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB No. 14-1). All prior periods presented in this Quarterly Report on Form 10-Q have been retrospectively adjusted for the impact of the adoption of FSP APB No. 14-1 (see Note 3).
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
In April 2009, the FASB issued two related FSPs: (i) FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition of Presentation of Other-Than-Temporary Impairments (FSP SFAS No. 115-2/SFAS No. 124-2) and (ii) FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP SFAS No. 107-1/APB No. 28-1), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP SFAS No. 115-2/SFAS No. 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP SFAS No. 107-1/APB No. 28-1 requires fair value disclosures at interim reporting periods for financial instruments not reflected in the Condensed Consolidated Balance Sheets at fair value, which are similar to the fair value disclosures required in annual financial statements for those same assets and liabilities.
In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS No. 165), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It requires the disclosure of the date through which the Company has evaluated its subsequent events and the basis for that date. The Company has evaluated its subsequent events through August 12, 2009, the date of issuance of this Quarterly Report on Form 10-Q (see Note 15).
NOTE 3 — RETROSPECTIVE ADOPTION OF ACCOUNTING PRONOUNCEMENT
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

The application of this new accounting treatment results in the following adjustments to the Company’s condensed consolidated statement of earnings for the second quarter of 2008 and the first six months of 2008 (in thousands):

	Three Months Ended			Six Months Ended
	June 28, 2008			June 28, 2008
	As Originally	As	Effect of	As Originally	As	Effect of
	Reported	Adjusted	Change	Reported	Adjusted	Change

Operating profit	$293,353	$293,353	$—	$552,853	$552,853	$—
Other income (expense), net	(5,040)	(18,020)	(12,980)	(2,439)	(28,447)	(26,008)

Earnings before income taxes	288,313	275,333	(12,980)	550,414	524,406	(26,008)

Income tax expense	87,254	82,421	(4,833)	164,574	154,925	(9,649)

Net earnings	$201,059	$192,912	$(8,147)	$385,840	$369,481	$(16,359)

Net earnings per share:
Basic	$0.59	$0.57	$(0.02)	$1.13	$1.08	$(0.05)
Diluted	$0.58	$0.55	$(0.03)	$1.10	$1.06	$(0.04)

Weighted average shares outstanding:
Basic	340,699	340,699		342,178	342,178
Diluted	348,269	348,269		350,112	350,112

Additionally, the application of this new accounting treatment results in increases of $13,164 and $10,801 to the Company’s third and fourth quarter 2008 interest expense, respectively, and decreases of $4,917 and $4,098 to the Company’s third and fourth quarter 2008 income tax expense, respectively.
The application of this new accounting treatment results in the following adjustments to the Company’s condensed consolidated statement of cash flows for the first six months of 2008 (in thousands):

	June 28, 2008
	As Originally	As	Effect of
Six Months Ended	Reported	Adjusted	Change

OPERATING ACTIVITIES
Net earnings	$385,840	$369,481	$(16,359)
Adjustments to reconcile net earnings to net cash from operating activities:
Amortization of discount on convertible debentures	—	26,008	26,008
Deferred income taxes	14,511	4,862	(9,649)

Net cash provided by operating activities	$380,299	$380,299	$—

The application of this new accounting treatment does not change the Company’s operating cash flow for any 2008 period.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 14) for the six months ended July 4, 2009 were as follows (in thousands):

	CRM/NMD	CV/AF	Total

Balance at January 3, 2009	$1,211,538	$773,028	$1,984,566
Foreign currency translation	1,981	(89)	1,892
Other	2,756	(3,248)	(492)

Balance at July 4, 2009	$1,216,275	$769,691	$1,985,966

During the second quarter of 2009, the Company finalized the purchase price allocation relating to the acquisition of EP MedSystems, Inc. The impacts of finalizing the purchase price allocation, individually and in the aggregate, were not material. Overall, the Company recorded a $3.3 million net decrease to goodwill upon finalization of the purchase accounting.
The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	July 4, 2009		January 3, 2009
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization

Purchased technology and patents	$503,281	$151,528	$494,796	$124,749
Customer lists and relationships	173,370	71,692	166,637	63,385
Trademarks and tradenames	24,263	5,562	22,651	4,789
Licenses, distribution agreements and other	5,486	3,362	5,529	3,155

	$706,400	$232,144	$689,613	$196,078

NOTE 5 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	July 4, 2009	January 3, 2009

Finished goods	$448,366	$398,452
Work in process	62,704	39,143
Raw materials	109,047	108,904

	$620,117	$546,499

NOTE 6 – DEBT

The Company’s total long-term debt consisted of the following (in thousands):

	July 4, 2009	January 3, 2009

Credit facility borrowings	$500,000	$500,000
Commercial paper borrowings	—	19,400
Term loan due 2011	486,000	360,000
1.02% Yen-denominated notes due 2010	216,525	230,088
Yen-denominated term loan due 2011	83,022	88,222
Other	—	3,892

Total long-term debt	1,285,547	1,201,602
Less: current portion of long-term debt	324,525	75,518

Long-term debt	$961,022	$1,126,084

Credit facility borrowings:  In December 2006, the Company entered into a 5-year, $1.0 billion committed credit facility (Credit Facility) that it may draw on for general corporate purposes and to support its commercial paper program. Borrowings under the Credit Facility bear interest at the United States Prime Rate (Prime Rate) or United States Dollar London InterBank Offered Rate (LIBOR) plus 0.235%, at the election of the Company. In the event that over half of the Credit Facility is drawn upon, an additional five basis points is added to the elected Prime Rate or LIBOR rate. The interest rates are subject to adjustment in the event of a change in the Company’s credit ratings. In October 2008, the Company borrowed $500.0 million under the Credit Facility to partially fund the retirement of the Company’s 1.22% Convertible Debentures in December 2008. In November 2008, the Company entered into an interest rate swap contract to convert $400.0 million of variable-rate borrowings under the Credit Facility into fixed-rate borrowings. The Company designated this interest rate swap as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). This contract terminated in February 2009 and payments made or received under this interest rate swap contract were recorded to interest expense. Inclusive of the interest rate swap, borrowings under the Credit Facility incurred interest at a weighted average interest rate of 0.7% and 1.1% during the second quarter and first six months of 2009, respectively.
Commercial paper borrowings:  The Company’s commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. The Company had no commercial paper borrowings outstanding as of July 4, 2009. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. The Company classifies all of its commercial paper borrowings as long-term debt, as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed Credit Facility.
Term loan due 2011: In December 2008, the Company entered into a 3-year, unsecured term loan (2011 Term Loan). The Company initially borrowed $360.0 million in December 2008 and borrowed an additional $180.0 million in January 2009, resulting in total original borrowings of $540.0 million under the 2011 Term Loan. As of July 4, 2009, the Company had total borrowings of $486.0 million under the 2011 Term Loan. The Company is required to make quarterly principal payments in the amount of 5% of the total original borrowings. Accordingly, the Company made quarterly principal payments of $27.0 million in both March and June 2009. These borrowings bear interest at LIBOR plus 2.0%, although the Company may elect the Prime Rate plus 1.0%. The interest rates are subject to adjustment in the event of a change in the Company’s credit ratings. Borrowings under the 2011 Term Loan incurred interest at weighted average interest rates of 2.3% and 2.4% during the second quarter and first six months of 2009, respectively.
1.02% Yen-denominated notes due 2010:  In May 2003, the Company issued 7-year, 1.02% unsecured notes in Japan (Yen Notes) totaling 20.9 billion Yen (the equivalent of $216.5 million at July 4, 2009 and $230.1 million at January 3, 2009). Interest payments are required on a semi-annual basis and the entire principal balance is due in May 2010. The principal amount recorded on the balance sheet fluctuates based on the effects of foreign currency translation. As of July 4, 2009, the fair value of the Yen Notes approximate the carrying value.
Yen-denominated term loan due 2011: In December 2008, the Company entered into a 3-year, Yen-denominated unsecured term loan in Japan (Yen Term Loan) totaling 8.0 billion Japanese Yen (the equivalent of $83.0 million at July 4, 2009 and $88.2 million at January 3, 2009). The borrowings bear interest at the Yen LIBOR plus 2.0%. Interest payments are required on a semi-annual basis and the entire principal balance is due in December 2011. The principal amount recorded on the balance sheet fluctuates based on the effects of foreign currency translation.
NOTE 7 – COMMITMENTS AND CONTINGENCIES
Litigation
  The Company accrues a liability for costs related to claims, including future legal costs, settlements and judgments, where it has assessed that a loss is probable and an amount can be reasonably estimated. The Company also records a receivable from its product liability insurance carriers for amounts expected to be recovered.

Silzone® Litigation and Insurance Receivables:  The Company has been sued in various jurisdictions beginning in March 2000 by some patients who received a product with Silzone® coating, and such cases are pending in the United States and Canada. Some of these claimants allege bodily injuries as a result of an explant or other complications, which they attribute to Silzone®-coated products. Others, who have not had their Silzone®-coated heart valve explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring all other replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. The Company has vigorously defended against the claims that have been asserted and expects to continue to do so with respect to any remaining claims.
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

In October 2001, various class-action complaints were consolidated into one class action case by the District Court. The Company requested the Eighth Circuit Court of Appeals (the Eighth Circuit) to review the District Court’s initial class certification orders and, in October 2005, the Eighth Circuit issued a decision reversing the District Court’s class certification rulings and directed the District Court to undertake further proceedings. In October 2006, the District Court granted plaintiffs’ renewed motion to certify a nationwide consumer protection class under Minnesota’s consumer protection statutes and Private Attorney General Act. The Company again requested the Eighth Circuit to review the District Court’s class certification orders and, in April 2008, the Eighth Circuit again issued a decision reversing the District Court’s October 2006 class certification rulings. The order by the Eighth Circuit returned the case to the District Court for continued proceedings. The plaintiffs requested the District Court to certify a new class, but on June 23, 2009, the District Court issued an order striking any remaining claims seeking class action status. As a result, the former class representative has only an individual claim at the present time. The Company will continue to vigorously defend against this and other Silzone claims.
There are five individual Silzone® cases pending in federal court. The plaintiffs in these cases are requesting damages in excess of $75 thousand. The complaint in the case that was most recently transferred to the MDL court was served upon the Company in December 2008.
There are seven individual state court suits concerning Silzone®-coated products pending, involving seven patients. These cases are venued in Minnesota and Texas. The complaints in these state court cases are requesting damages ranging from $10 thousand to $100 thousand and, in some cases, seek an unspecified amount. The most recent individual state court complaint was served upon the Company in February 2008. These state court cases are proceeding in accordance with the orders issued by the judges in those matters.
In Canada, there are also four class-action cases and one individual case pending against the Company. In one such case in Ontario, the court certified that a class action involving Silzone® patients may proceed, and the trial of the initial phase of this matter is expected to occur as early as September 2009. A second case seeking class action status in Ontario has been stayed pending resolution of the other Ontario class action. A case filed as a class action in British Columbia remains pending. A court in Quebec has certified a class action, and that matter is proceeding in accordance with that court’s orders. Additionally, the Company has been served with lawsuits by the British Columbia Provincial health insurer and the Quebec Provincial health insurer to recover the cost of insured services furnished or to be furnished to class members in the class actions pending in British Columbia and Quebec, respectively. The complaints in the Canadian cases request damages ranging from 1.5 million to 2.0 billion Canadian Dollars (the equivalent to $1.3 million to $1.7 billion at July 4, 2009).

The Company is not aware of any unasserted claims related to Silzone®-coated products. Company management believes that the final resolution of the Silzone® cases will take a number of years.

The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone®-coated products, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered. The Company has not accrued for any amounts associated with settlements or judgments because potential losses cannot be reasonably estimated. Based on the Company’s experience in these types of individual cases, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed by the plaintiffs and is often significantly less than the amount claimed. Any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves could be material to the Company’s consolidated earnings, financial position and cash flows. As of July 4, 2009, the Company’s Silzone® litigation reserve was $23.1 million and the related receivable from insurance carriers was $21.6 million.
The Company’s remaining product liability insurance for Silzone® claims consists of two $50.0 million layers, each of which is covered by one or more insurance companies. The first $50.0 million layer of insurance is covered by American Insurance Company (AIC). In December 2007, AIC initiated a lawsuit in Minnesota Federal District Court seeking a court order declaring that it is not required to provide coverage for a portion of the Silzone® litigation defense and indemnity expenses that the Company may incur in the future. The Company believes the claims of AIC are without merit and plans to vigorously defend against the claims AIC has asserted. The insurance broker that assisted the Company in procuring the insurance with AIC has been added as a party to the case. For all Silzone® legal costs incurred, the Company records insurance receivables for the amounts that it expects to recover.
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
The parties filed requests with the CAFC requesting that the entire CAFC re-hear some of the issues addressed in the December 2008 decision, and the CAFC issued a ruling in March 2009 vacating its December 2008 decision, denying Guidant’s request for re-hearing and granting part of the Company’s request for re-hearing. Oral arguments occurred in May 2009 on the one issue the CACF asked the parties to brief, and the parties are presently awaiting a decision from the CAFC.

The ‘288 patent expired in December 2003. Accordingly, the final outcome of the litigation involving the ‘288 patent cannot result in an injunction precluding the Company from selling ICD products in the future. Sales of the Company’s ICD products in which Guidant asserts infringement of the ‘288 patent were approximately 18% and 16% of the Company’s consolidated net sales during fiscal years 2003 and 2002, respectively. Additionally, based on a July 2006 agreement, in exchange for the Company’s agreement not to pursue the recovery of attorneys’ fees or assert certain claims and defenses, Guidant agreed it would not seek recovery of lost profits, prejudgment interest or a royalty rate in excess of 3% of net sales for any patents found to be infringed upon by the Company. This agreement had the effect of limiting the Company’s financial exposure. Based on this and the recent rulings in this case, the Company does not believe that any potential losses arising from any legal settlements or judgments in this case could be material to the Company’s consolidated earnings, financial position and cash flows. The Company has not accrued any amounts for legal settlements or judgments related to the Guidant 1996 patent litigation. Although the Company believes that the assertions and claims in the Guidant 1996 patent litigation are without merit, potential losses arising from any legal settlements or judgments are possible, but not reasonably estimable at this time.
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

Boston U.S. Attorney Investigation:  In October 2005, the U.S. Department of Justice, acting through the U.S. Attorney’s office in Boston, commenced an industry-wide investigation into whether the provision of payments and/or services by makers of ICDs and bradycardia pacemaker systems (pacemakers) to doctors or other persons constitutes improper inducements under the federal health care program anti-kickback law. As part of this investigation, the Company received a civil subpoena from the U.S. Attorney’s office in Boston requesting documents created since January 2000 regarding the Company’s practices related to ICDs, pacemakers, lead systems and related products marketed by the Company’s Cardiac Rhythm Management segment. The

Company understands that its principal competitors in the cardiac rhythm management therapy areas received similar civil subpoenas. The Company received an additional subpoena from the U.S. Attorney’s office in Boston in September 2006, requesting documents created since January 2002 related to certain employee expense reports and certain ICD and pacemaker purchasing arrangements. The Company is cooperating with the investigation and has been producing documents and witnesses as requested. In December 2008, the U.S. Attorney’s Office in Boston delivered a third subpoena issued by the Department of Health & Human Services Office of Inspector General requesting the production of documents relating to implantable cardiac rhythm device and pacemaker warranty claims. The Company is cooperating with these investigations.
U.S. Department of Justice Investigation: In October 2008, the Company received a letter from the Civil Division of the U.S. Department of Justice stating that it was investigating the Company for potential False Claims Act and common law violations relating to the sale of the Company’s EpicorTM surgical ablation devices. The Department of Justice is investigating whether companies marketed surgical ablation devices for off-label treatment of atrial fibrillation. Other manufacturers of medical devices used in the treatment of atrial fibrillation have reported receiving similar letters. The letter requests that we provide documents from January 1, 2005 to present relating to U.S. Food and Drug Administration (FDA) approval and marketing of EpicorTM ablation devices. The Company is cooperating with the investigation. In July 2009, the U.S. District Court in Houston, Texas unsealed a false claims suit against the Company. Similar suits were unsealed at the same time against other manufacturers of surgical ablation devices. The Department of Justice has not decided whether to intervene in the suit against the Company.

Securities Class Action Litigation:  In April and May 2006, five shareholders, each purporting to act on behalf of a class of purchasers during the period January 25 through April 4, 2006 (the Class Period), separately sued the Company and certain of its officers in federal district court in Minnesota alleging that the Company made materially false and misleading statements during the Class Period relating to financial performance, projected earnings guidance and projected sales of ICDs. The complaints, all of which seek unspecified damages and other relief, as well as attorneys’ fees, have been consolidated. The Company filed a motion to dismiss, which was denied by the district court in March 2007. The discovery process concluded in September, and the Company filed a motion for summary judgment which was argued before the Court in January 2009. In June 2009, the Court issued its ruling granting summary judgment in favor of the Company on all claims. The plaintiffs have agreed not to appeal this matter, to pay the Company certain costs and fees and to provide a full release of all claims asserted in the action or that could have been asserted against the Company and the individual defendants.

Derivative Action: In February 2007, a derivative action was filed in state court in Minnesota which purported to bring claims belonging to the Company against the Company’s Board of Directors and various officers and former officers for alleged malfeasance in the management of the Company. The claims were based on substantially the same allegations as those underlying the securities class action litigation described above. The defendants (consisting of the Company’s Board of Directors and various officers and former officers) filed a motion to dismiss, and in June 2007 the state court granted the motion, thus dismissing the derivative case for failure of the complainant to make a demand on the Board. In September 2007, the plaintiff sent a shareholder demand letter to the Board. The Board considered the letter at its October 25, 2007 Board meeting and requested that the complainant provide it with details to substantiate the allegations. In June 2008, the complainant filed a derivative action against the defendants again. The court denied the defendants’ motion to dismiss concerning that complaint. To date, the complainant has not provided any material facts to support the allegations. The plaintiff filed an amended complaint on July 13, 2009 which contains many deficiencies and which is also in substantial conflict with the District Court’s ruling in the Securities Class Action Litigation above. The defendants intend to continue to vigorously defend against the claims raised in this action. The Company’s directors and officers liability insurance provides $75 million of insurance coverage for the Company, the officers and the directors, after a $15 million self-insured retention level has been reached.

The Company is also involved in various other product liability lawsuits, claims and proceedings that arise in the ordinary course of business.
Regulatory Matters
The FDA inspected the Company’s manufacturing facility in Minnetonka, Minnesota at various times between December 8 and December 19, 2008. On December 19, 2008, the FDA issued a Form 483 identifying certain observed non-conformity with current Good Manufacturing Practice (cGMP) primarily related to the manufacture and assembly of the SafireTM ablation catheter with a 4 mm or 5 mm non-irrigated tip. Following the receipt of the Form 483, the Company’s Atrial Fibrillation division provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address FDA’s observations of non-conformity. The Company subsequently received a warning letter dated April 17, 2009 from the FDA relating to these non-conformities with respect to this facility.

The FDA inspected the Company’s Plano, Texas manufacturing facility at various times between March 5 and April 6, 2009. On April 6, 2009, the FDA issued a Form 483 identifying certain observed non-conformities with cGMP. Following the receipt of the Form 483, the Company’s Neuromodulation division provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address FDA’s observations of non-conformity. The Company subsequently received a warning letter dated June 26, 2009 from the FDA relating to these non-conformities with respect to its Neuromodulation division’s Plano, Texas and Hackettstown, New Jersey facilities.
With respect to each of these warning letters, the FDA notes that it will not grant requests for exportation certificates to foreign governments or approve pre-market approval applications for Class III devices to which the quality system regulation deviations are reasonably related until the violations have been corrected.
Customer orders are not expected to be impacted while the Company works to resolve the FDA’s concerns. The Company takes these matters seriously and is working diligently to respond timely and fully to the FDA’s requests. While the Company believes the FDA’s concerns can be resolved without a material impact on the Company’s financial results, the FDA has recently been increasing its scrutiny of the medical device industry and the government should be expected to continue to scrutinize the industry closely with inspections, and possibly enforcement actions, by the FDA or other agencies. The Company is regularly monitoring, assessing and improving its internal compliance systems and procedures so that its activities will be consistent with applicable laws, regulations and requirements, including those of the FDA.
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

Changes in the Company’s product warranty liability during the three and six months ended July 4, 2009 and June 28, 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Balance at beginning of period	$16,335	$17,238	$15,724	$16,691
Warranty expense recognized	1,679	598	3,028	1,573
Warranty credits issued	(509)	(560)	(1,247)	(988)

Balance at end of period	$17,505	$17,276	$17,505	$17,276

Other Commitments
  The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of July 4, 2009, the Company estimates it could be required to pay approximately $307 million in future periods to satisfy such commitments. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2008 Annual Report on Form 10-K for additional information.

NOTE 8 – NET EARNINGS PER SHARE
The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
		June 28,		June 28,
	July 4,	2008	July 4,	2008
	2009	(As adjusted)	2009	(As adjusted)

Numerator:
Net earnings	$219,370	$192,912	$420,641	$369,481

Denominator:
Basic weighted average shares outstanding	346,767	340,699	346,308	342,178
Effect of dilutive securities:
Stock options	3,837	7,507	3,868	7,854
Restricted shares	16	63	37	80

Diluted weighted average shares outstanding	350,620	348,269	350,213	350,112

Basic net earnings per share	$0.63	$0.57	$1.21	$1.08

Diluted net earnings per share	$0.63	$0.55	$1.20	$1.06

The Company’s 2009 adoption of FSP APB No. 14-1 required retrospective application to all prior periods presented (see Note 3). As a result, basic net earnings per share and diluted net earnings per share for the second quarter of 2008 have been adjusted by $0.02 and $0.03, respectively, decreasing 2008 basic and diluted net earnings per share to conform to the new accounting treatment. Additionally, basic net earnings per share and diluted net earnings per share for the first six months of 2008 have been adjusted by $0.05 and $0.04, respectively, decreasing 2008 basic and diluted net earnings per share to conform to the new accounting treatment.
Approximately 24.1 million and 13.3 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the three months ended July 4, 2009 and June 28, 2008, respectively, because they were not dilutive. Additionally, approximately 24.3 million and 13.4 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the six months ended July 4, 2009 and June 28, 2008, respectively, because they were not dilutive.
In connection with the issuance of its 1.22% Convertible Senior Debentures in April 2007, the Company sold warrants for 23.1 million shares. Over a two-month period beginning in April 2009, the Company was required to issue shares of its common stock if the average price of the Company’s common stock during a defined period exceeded the warrants’ exercise price of approximately $60.73 per share. The last warrant expired in June 2009, and no shares were issued by the Company related to the exercise of these warrants. Because the Company’s average stock price during the defined period was never greater than the warrants’ exercise price of $60.73, these warrants did not result in a dilutive impact to the Company’s dilutive net earnings per share computation.
NOTE 9 – COMPREHENSIVE INCOME
The table below sets forth the amounts in other comprehensive income, net of the related income tax impact (in thousands):

	Three Months Ended		Six Months Ended
		June 28,		June 28,
	July 4,	2008	July 4,	2008
	2009	(As adjusted)	2009	(As adjusted)

Net earnings	$219,370	$192,912	$420,641	$369,481
Other comprehensive income (loss):
Cumulative translation adjustment	75,122	(9,697)	36,981	52,378
Unrealized gain (loss) on available-for-sale securities	3,208	3,296	554	(4,305)
Unrealized gain on derivative financial instruments	—	—	411	—
Reclassification of realized loss to net earnings	—	—	(411)	—

Total comprehensive income	$297,700	$186,511	$458,176	$417,554

Reclassification adjustments are reflected to avoid double counting items in other comprehensive income that are also recorded in net earnings. In November 2008, the Company entered into an interest rate swap contract to convert $400.0 million of variable-rate borrowings under the Company’s long-term committed Credit Facility into fixed-rate borrowings (see Note 6). This contract terminated in February 2009, and the Company recognized a realized after-tax loss of $0.4 million. The total pre-tax loss of $0.7 million was recognized as interest expense.
NOTE 10 – OTHER INCOME (EXPENSE), NET
The Company’s other income (expense) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
		June 28,		June 28,
	July 4,	2008	July 4,	2008
	2009	(As adjusted)	2009	(As adjusted)

Interest income	$518	$3,091	$1,077	$7,347
Interest expense	(5,619)	(18,101)	(12,570)	(36,126)
Other	140	(3,010)	(780)	332

Total other income (expense), net	$(4,961)	$(18,020)	$(12,273)	$(28,447)

The Company’s 2009 adoption of FSP APB No. 14-1 required retrospective application to all prior periods presented (see Note 3). As a result, interest expense for the second quarter and first six months of 2008 were adjusted by $13.0 million and $26.0 million, respectively, increasing 2008 interest expense to conform to the new accounting treatment.
NOTE 11 – INCOME TAXES
As of July 4, 2009, the Company had approximately $88.1 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company had $24.9 million accrued for interest and penalties as of July 4, 2009. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for all tax years through 2001. Additionally, substantially all material foreign, state, and local income tax matters have been concluded for all tax years through 1999. The U.S. Internal Revenue Service (IRS) completed an audit of the Company’s 2002-2005 tax returns and proposed adjustments in its audit report issued in November 2008. The Company intends to vigorously defend its positions and initiated defense of these adjustments at the IRS appellate level in January 2009. An unfavorable outcome could have a material negative impact on the Company’s effective income tax rate in future periods.
NOTE 12 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
SFAS No. 157, Fair Value Measurements (SFAS No. 157) establishes a framework for measuring fair value, clarifies the definition of fair value and expands disclosures about fair-value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 establishes a valuation hierarchy for disclosure of fair value measurements. The categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The categories within the valuation hierarchy are described as follows:
•	Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 financial instruments consist of publicly-traded equity securities that are classified as available-for-sale securities and investments in mutual funds that are classified as trading securities. The Company’s investments in mutual funds are specifically designated as available to the Company solely for the purpose of paying benefits under the Company’s non-qualified deferred compensation plan. The Company holds these investments in a rabbi trust which is not available for general corporate purposes and is subject to creditor claims in the event of insolvency. Available-for-sale securities and trading securities are classified as other current assets and other assets, respectively.

•	Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as forward foreign currency rates. The Company’s Level 2 financial instruments include foreign currency exchange contracts.

•	Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. The Company does not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.
A summary of financial assets and liabilities measured at fair value on a recurring basis at July 4, 2009 is as follows (in thousands):

			Significant
		Quoted Prices	Other	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	July 4, 2009	(Level 1)	(Level 2)	(Level 3)

Assets
Trading marketable securities	$133,271	$133,271	$—	$—
Available-for-sale marketable securities	22,809	22,809	—	—

Total	$156,080	$156,080	$—	$—

Liabilities
Foreign currency exchange contracts	$19	$—	$19	$—

The following table summarizes the components of the balance of the Company’s available-for-sale securities (in thousands):

	July 4, 2009	January 3, 2009

Adjusted cost	$11,935	$12,187
Gross unrealized gains	11,205	9,944
Gross unrealized losses	(331)	(66)

Fair value	$22,809	$22,065

Realized gains (losses) from the sale of available-for-sale securities are recorded to other income (expense) and are computed using the specific identification method. Upon the sale of an available-for-sale security, the unrealized gain (loss) is reclassified out of other accumulated comprehensive income and reflected as a realized gain (loss) in net earnings. There were no realized gains (losses) from the sale of available-for-sale securities recorded during the first six months of 2009 or 2008. Additionally, when the fair value of an available-for-sale security falls below its original cost and the Company determines that the corresponding unrealized loss is other-than-temporary, the Company recognizes an impairment loss to net earnings in the period the determination is made. No available-for-sale security impairment losses were recognized during the first six months of 2009 or 2008.
The Company also holds investments in equity securities that are designated as cost method investments, which are classified as other current assets. The carrying value of these investments was approximately $50 million at both July 4, 2009 and January 3, 2009. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments.
NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company follows the provisions of SFAS No. 133 and SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161) in accounting for and disclosing derivative instruments and hedging activities. SFAS No. 133 requires all derivative financial instruments to be recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in net earnings or other comprehensive income depending on whether the derivative is designated as part of a qualifying SFAS No. 133 hedging transaction. Derivative assets and derivative liabilities are classified as other current assets and other current liabilities, respectively. SFAS No. 161 requires certain disclosures for derivative instruments and hedging activities to explain their use and impact on the financial statements.

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
The Company hedges a portion of its foreign currency exchange rate risk through the use of forward exchange contracts. The Company uses forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under SFAS No. 133. For the three and six months ended July 4, 2009, the net amount of gains (losses) the Company recorded to other income (expense) for forward currency exchange contracts not designated as hedging instruments under SFAS No. 133 was a net loss of $5.3 million and a net loss of $3.4 million, respectively. These net losses were almost entirely offset by corresponding net gains on the foreign currency exposures being managed. The Company had outstanding foreign currency forward contracts of approximately 25 million Euros, 1.5 billion Japanese Yen and 12 million Australian Dollars at July 4, 2009.
The Company does not enter into contracts for trading or speculative purposes. The Company’s policy is to enter into hedging contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.
NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
The Company develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas and implantable neurostimulation devices for the management of chronic pain and neurological disorders. The Company’s four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF) and Neuromodulation (NMD). Each operating segment focuses on developing and manufacturing products for its respective therapy area. The primary products produced by each operating segment are: CRM – ICDs and pacemakers; CV – vascular closure devices, heart valve replacement and repair products and pressure measurement guidewires; AF – electrophysiology introducers and catheters, advanced cardiac mapping and navigation systems and ablation systems; and NMD – neurostimulation devices.
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

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NMD	CV/AF	Other	Total

Three Months ended July 4, 2009:
Net sales	$784,913	$399,499	$—	$1,184,412
Operating profit	486,024	211,987	(393,364)	304,647

Three Months ended June 28, 2008:
Net sales	$772,404	$363,356	$—	$1,135,760
Operating profit	479,399	194,379	(380,425)	293,353

Six Months ended July 4, 2009:
Net sales	$1,533,681	$784,524	$—	$2,318,205
Operating profit	947,054	402,872	(763,007)	586,919

Six Months ended June 28, 2008:
Net sales	$1,455,716	$690,782	$—	$2,146,498
Operating profit	899,673	368,297	(715,117)	552,853

The following table presents the Company’s total assets by reportable segment (in thousands):

Total Assets	July 4, 2009	January 3, 2009

CRM/NMD	$2,071,308	$2,018,478
CV/AF	1,318,204	1,267,290
Other	2,974,311	2,436,736

	$6,363,823	$5,722,504

Geographic Information
The following table presents net sales by geographic location of the customer (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
Net Sales	2009	2008	2009	2008

United States	$630,658	$582,548	$1,250,999	$1,120,010
International
Europe	299,552	316,733	584,320	586,878
Japan	118,756	99,485	230,908	185,289
Asia Pacific	65,027	63,153	118,601	116,193
Other (a)	70,419	73,841	133,377	138,128

	553,754	553,212	1,067,206	1,026,488

	$1,184,412	$1,135,760	$2,318,205	$2,146,498

(a)	No one geographic market is greater than 5% of consolidated net sales.
The amounts for long-lived assets by significant geographic market include net property, plant and equipment by physical location of the asset. The prior period has been reclassified to conform to the current year presentation. The following table presents long-lived assets by geographic location (in thousands):

Long-Lived Assets	July 4, 2009	January 3, 2009

United States	$856,053	$775,205
International
Europe	87,991	84,266
Japan	14,563	16,001
Asia Pacific	19,760	17,087
Other	92,972	87,617

	215,286	204,971

	$1,071,339	$980,176

NOTE 15 — SUBSEQUENT EVENTS
Share repurchases: On July 21, 2009, the Company’s Board of Directors authorized a share repurchase program of up to $500.0 million of the Company’s outstanding common stock. As of August 11, 2009, the Company had repurchased 9.1 million shares for $347.6 million at an average repurchase price of $38.40 per share.
Issuance and retirement of long-term debt: On July 28, 2009, the Company issued $700.0 million aggregate principal amount of 5-year, 3.75% Senior Notes that mature on July 15, 2014 and $500.0 million aggregate principal amount of 10-year, 4.875% Senior Notes that mature on July 15, 2019 (collectively, the Senior Notes). Interest payments are required on a semi-annual basis. The Company may redeem the Senior Notes at any time at the applicable redemption price.
On August 10, 2009, the Company repaid $500.0 million of borrowings under its Credit Facility with proceeds from the issuance of the Senior Notes.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Our business is focused on the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas and implantable neurostimulation devices for the management of chronic pain and neurological disorders. We sell our products in more than 100 countries around the world. Our largest geographic markets are the United States, Europe, Japan and Asia Pacific. Our four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF) and Neuromodulation (NMD). Each operating segment focuses on developing and manufacturing products for its respective therapy area. Our principal products in each operating segment are as follows: CRM — tachycardia implantable cardioverter defibrillator systems (ICDs) and bradycardia pacemaker systems (pacemakers); CV — vascular closure devices, heart valve replacement and repair products and pressure measurement guidewires; AF — electrophysiology introducers and catheters, advanced cardiac mapping and navigation systems and ablation systems; and NMD — neurostimulation devices. References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.

Our industry has undergone significant consolidation in the last decade and is highly competitive. Our strategy requires significant investment in research and development in order to introduce new products. We are focused on improving our operating margins through a variety of techniques, including the production of high quality products, the development of leading edge technology, the enhancement of our existing products and continuous improvement of our manufacturing processes. We expect cost containment pressure on healthcare systems as well as competitive pressures in the industry will continue to place downward pressure on prices for our products.
We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our net sales relate to CRM devices — ICDs and pacemakers. Management remains focused on increasing our worldwide CRM market share, as we are one of three principal manufacturers and suppliers in the global CRM market. In order to help accomplish this objective, we have continued to expand our selling organizations and introduce new CRM products. We are also investing in our other three major growth platforms — atrial fibrillation, neuromodulation and cardiovascular — to increase our market share.
Net sales in the second quarter and first six months of 2009 were $1,184.4 million and $2,318.2 million, respectively, an increase of 4% and 8% over the second quarter and first six months of 2008, respectively, led by sales volume growth of our ICDs and pacemakers as well as products to treat atrial fibrillation. Unfavorable foreign currency translation comparisons decreased our 2009 net sales in the second quarter and first six months by $68.9 million and $119.8 million, respectively. Our ICD and pacemaker net sales both declined approximately 1% in the second quarter of 2009, and grew nearly 4% and 2%, respectively, during the first six months of 2009. Foreign currency translation unfavorably impacted ICD and pacemaker net sales by $22.4 million and $19.2 million, respectively, in the second quarter of 2009, and $40.0 million and $32.4 million, respectively, during the first six months of 2009. AF net sales increased approximately 16% and 19% during the second quarter and first six months of 2009, respectively, to $156.4 million and $301.6 million, respectively. Unfavorable foreign currency translation comparisons decreased our 2009 AF net sales during the second quarter and first six months by $10.2 million and $16.4 million, respectively. Refer to the Segment Performance section below for a more detailed discussion of the results for the respective segments.
Net earnings and diluted net earnings per share for the second quarter of 2009 were $219.4 million and $0.63 per diluted share, increases of 14% and 15%, respectively, compared to the same prior year period. Net earnings and diluted net earnings per share for the first six months of 2009 were $420.6 million and $1.20 per diluted share, increases of 14% and 13%, respectively, over the first six months of 2008. These increases for both the second quarter and first six months of 2009 compared to the same prior year periods were primarily driven by incremental profits resulting from higher sales volumes, led by our CRM and AF operating segments. During the first quarter of 2009, we adopted a new accounting standard, which required us to retrospectively adjust our historical 2008 financial statements. The adoption of this new accounting standard decreased our 2008 net income and diluted earnings per share for the three and six months ended June 28, 2008 by $8.1 million and $0.03 per share, and $16.4 million and $0.04 per share, respectively. Refer to Note 3 of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion of the new accounting standard.
We generated $358.5 million of operating cash flows during the first six months of 2009, compared to $380.3 million of operating cash flows during the first six months of 2008. We ended the second quarter with $486.6 million of cash and cash equivalents and $1,285.5 million of total debt. As of August 12, 2009, we had strong short-term credit ratings of A1 from Standard & Poor’s, P2 from Moody’s and F1 from Fitch; additionally, our long-term credit rating included an A rating from Standard & Poor’s, a Baa1 rating from Moody’s and an A rating from Fitch.
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
SEGMENT PERFORMANCE
Our four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF) and Neuromodulation (NMD). The primary products produced by each operating segment are: CRM — ICDs and pacemakers; CV — vascular closure devices, heart valve replacement and repair products and pressure measurement guidewires; AF — electrophysiology introducers and catheters, advanced cardiac mapping and navigation systems and ablation systems; and NMD — neurostimulation devices.

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

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NMD	CV/AF	Other	Total

Three Months ended July 4, 2009:
Net sales	$784,913	$399,499	$—	$1,184,412
Operating profit	486,024	211,987	(393,364)	304,647

Three Months ended June 28, 2008:
Net sales	$772,404	$363,356	$—	$1,135,760
Operating profit	479,399	194,379	(380,425)	293,353

Six Months ended July 4, 2009:
Net sales	$1,533,681	$784,524	$—	$2,318,205
Operating profit	947,054	402,872	(763,007)	586,919

Six Months ended June 28, 2008:
Net sales	$1,455,716	$690,782	$—	$2,146,498
Operating profit	899,673	368,297	(715,117)	552,853

The following discussion of the changes in our net sales is provided by class of similar products within our four operating segments, which is the primary focus of our sales activities.
Cardiac Rhythm Management

	Three Months Ended			Six Months Ended
	July 4,	June 28,	%	July 4,	June 28,	%
(in thousands)	2009	2008	Change	2009	2008	Change

ICD systems	$400,477	$405,777	(1.3)%	$794,430	$766,729	3.6%
Pacemaker systems	303,759	306,008	(0.7)%	586,127	576,845	1.6%

	$704,236	$711,785	(1.1)%	$1,380,557	$1,343,574	2.8%

Cardiac Rhythm Management net sales were flat in the second quarter of 2009 compared to the second quarter of 2008 and increased 3% in the first six months of 2009 over the same period one year ago. CRM net sales for both the second quarter and first six months of 2009 were driven by sales volume growth; however, unfavorable foreign currency translation comparisons decreased net sales by $41.6 million and $72.4 million during the second quarter and first six months of 2009, respectively, compared to the same periods in 2008.
ICD net sales were flat in the second quarter of 2009 compared to the second quarter of 2008 and increased 4% in the first six months of 2009 compared to the same period in 2008. Net sales growth was driven by volume growth across both U.S. and international markets during the first six months of 2009, and our international markets during the second quarter of 2009. In the United States, second quarter 2009 ICD net sales of $255.2 million were flat over last year’s second quarter. Internationally, second quarter 2009 ICD net sales of $145.3 million decreased 5% compared to the second quarter of 2008, due to the impact of unfavorable foreign currency translation of $22.4 million. In the United States, the first six months of 2009 ICD net sales of $512.8 million increased 5% over the same period last year. Internationally, the first six months of 2009 ICD net sales of $281.6 million remained relatively flat compared to the first six months of 2008. Foreign currency translation had a $40.0 million unfavorable impact on international ICD net sales during the first six months of 2009 compared to the same period in 2008.
Pacemaker net sales remained flat in the second quarter of 2009 compared to the second quarter of 2008 and increased approximately 2% in the first six months of 2009 compared to the same period in 2008, due to volume growth. In the second quarter of 2009, pacemaker net sales in both the United States ($132.0 million) and internationally ($171.8 million) were flat compared to the same prior year period. Foreign currency translation had a $19.2 million unfavorable impact on international pacemaker net sales in the second quarter of 2009 compared to the same period last year. In the United States, the first six months of 2009 pacemaker net sales of $261.0 million increased 2% compared to the same period last year. Internationally, the first six months of 2009 pacemaker net sales of $325.1 million were flat compared to the first half of 2008.

Foreign currency translation had a $32.4 million unfavorable impact on international pacemaker net sales during the first six months of 2009 compared to the same period last year.
Cardiovascular

	Three Months Ended			Six Months Ended
	July 4,	June 28,	%	July 4,	June 28,	%
(in thousands)	2009	2008	Change	2009	2008	Change

Vascular closure devices	$98,884	$96,956	2.0%	$196,461	$187,043	5.0%
Heart valve products	83,782	87,205	(3.9)%	164,406	164,843	(0.3)%
Other cardiovascular products	60,463	43,814	38.0%	122,049	84,622	44.2%

	$243,129	$227,975	6.6%	$482,916	$436,508	10.6%

Cardiovascular net sales increased approximately 7% and 11% during the second quarter and first six months of 2009, respectively, compared to the same periods in 2008. CV net sales were driven by volume growth but were unfavorably impacted by foreign currency translation impacts of $14.8 million and $26.7 million during the second quarter and first six months of 2009, respectively, compared to the same periods last year.
Vascular closure device net sales increased 2% and 5% during the second quarter and first six months of 2009, respectively, compared to the same periods last year primarily driven by Angio-Seal™ volume growth and incremental sales resulting from our acquisition of Radi Medical Systems AB in December 2008. Our Angio-Seal™ device continues to be the market share leader in the vascular closure device market. Heart valve net sales decreased 4% during the second quarter of 2009 and were flat during the first six months of 2009 compared to the same periods last year due to unfavorable foreign currency translation fully offsetting increased sales volumes. Net sales of other cardiovascular products increased $16.6 million and $37.4 million during the second quarter and first six months of 2009, respectively, compared to the same periods last year due to incremental sales of pressure measurement guidewires, a product line acquired from Radi Medical System AB in December 2008, and increased sales volumes of other cardiovascular products.
Atrial Fibrillation

	Three Months Ended			Six Months Ended
	July 4,	June 28,	%	July 4,	June 28,	%
(in thousands)	2009	2008	Change	2009	2008	Change

Atrial fibrillation products	$156,370	$135,381	15.5%	$301,608	$254,274	18.6%

Atrial Fibrillation net sales increased approximately 16% and 19% during the second quarter and first six months of 2009, respectively, compared to the same periods last year. The increases in AF net sales were driven by volume growth from continued market acceptance of device-based ablation procedures to treat the symptoms of atrial fibrillation and our expanded product offerings. Our access, diagnosis, visualization and ablation products assist physicians in diagnosing and treating atrial fibrillation and other irregular heart rhythms. Foreign currency translation had an unfavorable impact on AF net sales of $10.2 million and $16.4 million during the second quarter and first six months of 2009, respectively, compared to the same periods in 2008.
Neuromodulation

	Three Months Ended			Six Months Ended
	July 4,	June 28,	%	July 4,	June 28,	%
(in thousands)	2009	2008	Change	2009	2008	Change

Neurostimulation devices	$80,677	$60,619	33.1%	$153,124	$112,142	36.5%

Neuromodulation net sales increased 33% and 37% during the second quarter and first six months of 2009, respectively, compared to the same prior year periods. The increases in NMD net sales were driven by strong volume growth and continued growth in the neuromodulation market. Foreign currency translation had an unfavorable impact on NMD net sales of $2.3 million and $4.3 million during the second quarter and first six months of 2009, respectively, compared to the same periods in 2008.

RESULTS OF OPERATIONS
Net Sales

	Three Months Ended			Six Months Ended
	July 4,	June 28,	%	July 4,	June 28,	%
(in thousands)	2009	2008	Change	2009	2008	Change

Net sales	$1,184,412	$1,135,760	4.3%	$2,318,205	$2,146,498	8.0%

Overall, net sales increased 4% and 8% in the second quarter and first six months of 2009, respectively, compared to the same prior year periods. Net sales growth was favorably impacted by strong volume growth, driven primarily by our CRM and AF product sales. Foreign currency translation had an unfavorable impact on net sales for the second quarter and first six months of 2009 of $68.9 million and $119.8 million, respectively, due primarily to the strengthening of the U.S. Dollar against the Euro. These amounts are not indicative of the net earnings impact of foreign currency translation for the second quarter and first six months of 2009 due to partially offsetting foreign currency translation impacts on cost of sales and operating expenses.
Net sales by geographic location of the customer were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
Net Sales	2009	2008	2009	2008

United States	$630,658	$582,548	$1,250,999	$1,120,010
International
Europe	299,552	316,733	584,320	586,878
Japan	118,756	99,485	230,908	185,289
Asia Pacific	65,027	63,153	118,601	116,193
Other (a)	70,419	73,841	133,377	138,128

	553,754	553,212	1,067,206	1,026,488

	$1,184,412	$1,135,760	$2,318,205	$2,146,498

(a)	No one geographic market is greater than 5% of consolidated net sales.
Gross Profit

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(in thousands)	2009	2008	2009	2008

Gross profit	$878,868	$848,069	$1,718,166	$1,598,320
Percentage of net sales	74.2%	74.7%	74.1%	74.5%

Gross profit for the second quarter of 2009 totaled $878.9 million, or 74.2% of net sales, compared to $848.1 million, or 74.7% of net sales, for the second quarter of 2008. Gross profit for the first six months of 2009 totaled $1,718.2 million, or 74.1% of net sales, compared to $1,598.3 million, or 74.5% of net sales, for the first six months of 2008. The decrease in our gross profit percentage for both the second quarter and first six months of 2009 compared to the same periods in 2008 resulted from unfavorable foreign currency translation impacts partially offset by sales mix and productivity improvements.
Selling, General and Administrative (SG&A) Expense

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(in thousands)	2009	2008	2009	2008

Selling, general and administrative	$431,169	$416,261	$848,844	$783,377
Percentage of net sales	36.4%	36.7%	36.6%	36.5%

SG&A expense for the second quarter of 2009 totaled $431.2 million, or 36.4% of net sales, compared to $416.3 million, or 36.7% of net sales, for the second quarter of 2008. SG&A expense for the first six months of 2009 totaled $848.8 million, or 36.6% of net sales, compared to $783.4 million, or 36.5% of net sales, for the first six months of 2008. Overall, SG&A expense as a percentage of net sales has remained relatively flat year over year.
Research and Development (R&D) Expense

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(in thousands)	2009	2008	2009	2008

Research and development expense	$143,052	$138,455	$282,403	$262,090
Percentage of net sales	12.1%	12.2%	12.2%	12.2%

R&D expense in the second quarter of 2009 totaled $143.1 million, or 12.1% of net sales, compared to $138.5 million, or 12.2% of net sales, for the second quarter of 2008. R&D expense in the first six months of 2009 totaled $282.4 million, or 12.2% of net sales, compared to $262.1 million, or 12.2% of net sales, for the first six months of 2008. While 2009 R&D expense as a percent of net sales was flat compared to 2008, total R&D expense increased 3% and 8% for the second quarter and first six months of 2009, respectively, compared to the same periods in 2008. These increases reflect our continuing commitment to fund future long-term growth opportunities. We continue to balance delivering short-term results with our investments in long-term growth drivers.
Other Income (Expense), net

	Three Months Ended		Six Months Ended
		June 28,		June 28,
	July 4,	2008	July 4,	2008
	2009	(As adjusted)	2009	(As adjusted)

Interest income	$518	$3,091	$1,077	$7,347
Interest expense	(5,619)	(18,101)	(12,570)	(36,126)
Other	140	(3,010)	(780)	332

Total other income (expense), net	$(4,961)	$(18,020)	$(12,273)	$(28,447)

The Company’s 2009 adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) Accounting Principles Board (APB) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB No. 14-1) required retrospective application to all prior periods presented (see Note 3 to the Condensed Consolidated Financial Statements). As a result, non-cash interest expense adjustments of $13.0 million and $26.0 million were recorded in the second quarter and first six months of 2008, respectively, increasing 2008 interest expense to conform to the new accounting treatment.
Income Taxes

	Three Months Ended		Six Months Ended
		June 28,		June 28,
	July 4,	2008	July 4,	2008
(as a percent of pre-tax income)	2009	(As adjusted)	2009	(As adjusted)

Effective tax rate	26.8%	29.9%	26.8%	29.5%

Our effective income tax rate was 26.8% and 29.9% for the second quarter of 2009 and 2008, respectively, and 26.8% and 29.5% for the first six months of 2009 and 2008, respectively. The effective tax rate for the first six months of 2008 was unfavorably impacted by 2.1 percentage points due to the expiration of the Federal Research and Development tax credit (R&D tax credit) at the end of 2007, which was not signed into law until October 2008. The R&D tax credit was made retroactively effective for all of 2008 through 2009. Accordingly, no 2008 benefit from the R&D tax credit was recognized until October 2008.
The impact of retrospectively applying the change in accounting for our convertible debentures (see Note 3 to the Condensed Consolidated Financial Statements) decreased the previously reported second quarter 2008 effective tax rate from 30.3% to 29.9% and first six months of 2008 effective tax rate from 29.9% to 29.5%.

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
On July 28, 2009, we issued $700.0 million aggregate principal amount of 5-year, 3.75% Senior Notes that mature on July 15, 2014 and $500.0 million aggregate principal amount of 10-year, 4.875% Senior Notes that mature on July 15, 2019 (collectively, the Senior Notes). We used $500.0 million of the proceeds from the issuance of these Senior Notes to repay our outstanding borrowings under our $1.0 billion long-term committed credit facility. Accordingly, at August 12, 2009, we have $1.0 billion of available borrowing capacity under our commercial paper program and long-term committed credit facility. As of August 12, 2009, our short-term credit ratings were A1 from Standard & Poor’s, P2 from Moody’s and F1 from Fitch; additionally, our long-term credit ratings were an A from Standard & Poor’s, a Baa1 from Moody’s and an A from Fitch. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.
At July 4, 2009, a large portion of our cash and cash equivalents was held by our non-U.S. subsidiaries. These funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practical to estimate the amount of additional U.S. tax liabilities we would incur.
We use two primary measures that focus on accounts receivable and inventory — days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the quarter) increased from 88 days at January 3, 2009 to 90 days at July 4, 2009. Our DIOH (ending net inventory divided by average daily cost of sales for the most recent six months) increased from 160 days at January 3, 2009 to 188 days at July 4, 2009. Special charges to cost of sales in the fourth quarter of 2008 reduced our January 3, 2009 DIOH by 19 days. The remaining increase in DIOH is the result of our inventory levels increasing to support our increased sales growth and product launches.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (in thousands):

	Six Months Ended
	July 4,	June 28,
	2009	2008

Net cash provided by (used in):
Operating activities	$358,461	$380,299
Investing activities	(166,211)	(165,020)
Financing activities	155,679	(218,194)
Effect of currency exchange rate changes on cash and cash equivalents	2,197	11,302

Net increase in cash and cash equivalents	$350,126	$8,387

Operating Cash Flows
Cash provided by operating activities was $358.5 million during the first six months of 2009 compared to $380.3 million during the first six months of 2008. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, accounts payable, accrued liabilities, and income taxes payable.
Investing Cash Flows
Cash used in investing activities was $166.2 million during the first six months of 2009 compared to $165.0 million during the same period last year. Our purchases of property, plant and equipment, which totaled $158.5 million and $136.7 million in the first six months of 2009 and 2008, respectively, primarily reflect our continued investment in our product growth platforms currently in place.
Financing Cash Flows
Cash provided by financing activities was $155.7 million during the first six months of 2009 compared to $218.2 million of cash used in financing activities during the first six months of 2008. Our financing cash flows can fluctuate significantly depending upon our liquidity needs and the amount of stock option exercises. During the first six months of 2009, we made borrowings under a 3-year unsecured term loan and also repaid all outstanding commercial paper borrowings. Total net proceeds provided by borrowings made in the first six months of 2009 were $103.2 million. Comparatively, during the first six months of 2008, we used our outstanding cash balances to repurchase $300.0 million of our common stock.
DEBT AND CREDIT FACILITIES
We have a long-term $1.0 billion committed credit facility (Credit Facility) used to support our commercial paper program and for general corporate purposes. Borrowings under this facility bear interest at the United States Prime Rate (Prime Rate) or the United States Dollar London InterBank Offered Rate (LIBOR) plus 0.235%, at our election. In the event over half of the Credit Facility is drawn upon, an additional five basis points is added to the elected Prime or LIBOR rate. The interest rates are subject to adjustment in the event of a change in our credit ratings. Outstanding borrowings under the Credit Facility at July 4, 2009 and January 3, 2009 were $500.0 million. On August 10, 2009, we repaid $500.0 million of borrowings under our Credit Facility, which was funded primarily by proceeds from the issuance of other long-term debt.
Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. During the first quarter of 2009, we repaid a net $19.4 million of our commercial paper borrowings. As of July 4, 2009, we have no outstanding commercial paper borrowings. Any future commercial paper borrowings would bear interest at the applicable then-current market rates.
In December 2008, we entered into a 3-year, unsecured term loan (2011 Term Loan), which can be used for general corporate purposes or to refinance certain other outstanding borrowings of the Company. The 2011 Term Loan bears interest at LIBOR plus 2.0%, although we may also elect the Prime Rate plus 1.0%, which is subject to adjustment in the event of a change in our credit ratings. We are required to make quarterly principal payments in the amount of 5% of the total borrowings. We made quarterly principal payments of $27.0 million in both March and June 2009. As of July 4, 2009, we had total borrowings of $486.0 million under the 2011 Term Loan.
In December 2008, we entered into a 3-year, Yen-denominated unsecured term loan in Japan (Yen Term Loan) totaling 8.0 billion Japanese Yen (the equivalent of $83.0 million at July 4, 2009 and $88.2 million at January 3, 2009). The borrowings bear interest at the Yen LIBOR plus 2.0%. Interest payments are required on a semi-annual basis and the entire principal balance is due in December 2011. The principal amount recorded on the balance sheet fluctuates based on the effects of foreign currency translation.
In May 2003, we issued 7-year, 1.02% Yen-denominated notes in Japan (Yen Notes) totaling 20.9 billion Yen (the equivalent of $216.5 million at July 4, 2009 and $230.1 million at January 3, 2009). Interest payments are required on a semi-annual basis and the entire principal balance is due in May 2010. The principal amount recorded on our balance sheet fluctuates based on the effects of foreign currency translation.
Our Credit Facility, 2011 Term Loan and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility and 2011 Term Loan require that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 55% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the Credit Facility, 2011 Term Loan and Yen Notes we also have certain limitations on how we conduct our business, including limitations on additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of July 4, 2009.
On July 28, 2009, we issued $700.0 million aggregate principal amount of 5-year, 3.75% Senior Notes that mature on July 15, 2014 and $500.0 million aggregate principal amount of 10-year, 4.875% Senior Notes that mature on July 15, 2019. Interest payments are required on a semi-annual basis. We may redeem the Senior Notes at any time at the applicable redemption price. We intend to use the net proceeds for general corporate purposes.

The Senior Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. Under the Senior Notes, we have certain limitations on how we conduct our business, including limitations on additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets.
SHARE REPURCHASES
On July 21, 2009, the Company’s Board of Directors authorized a share repurchase program of up to $500.0 million of the Company’s outstanding common stock. As of August 11, 2009, the Company had repurchased 9.1 million shares for $347.6 million at an average repurchase price of $38.40 per share.
On February 22, 2008, our Board of Directors authorized a share repurchase program of up to $250.0 million of our outstanding common stock. On April 8, 2008, our Board of Directors authorized an additional $50.0 million of share repurchases as part of this share repurchase program. We ultimately completed the repurchases under the program on May 1, 2008. In total, we repurchased 6.7 million shares for $300.0 million at an average repurchase price of $44.51 per share.
COMMITMENTS AND CONTINGENCIES
We have certain contingent commitments to acquire various businesses involved in the distribution of our products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of July 4, 2009, we could be required to pay approximately $307 million in future periods to satisfy such commitments. A description of our contractual obligations and other commitments is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2008 Annual Report on Form 10-K. As of July 4, 2009, there have been no significant changes in our contractual obligations and other commitments as previously disclosed in our 2008 Annual Report on Form 10-K. We have no off-balance sheet financing arrangements other than that previously disclosed in our 2008 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 7 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
CAUTIONARY STATEMENTS
In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast”, “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in the sections entitled Off-Balance Sheet Arrangements and Contractual Obligations, Market Risk and Competition and Other Considerations in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2008 Annual Report on Form 10-K and in Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the list below.
1.	Any legislative or administrative reform to the U.S. Medicare or Medicaid systems or international reimbursement systems that significantly reduces reimbursement for procedures using our medical devices or denies coverage for such procedures, as well as adverse decisions relating to our products by administrators of such systems on coverage or reimbursement issues.

2.	Assertion, acquisition or grant of key patents by or to others that have the effect of excluding us from market segments or requiring us to pay royalties.

3.	Economic factors, including inflation, contraction in capital markets, changes in interest rates, changes in tax laws and changes in foreign currency exchange rates.

4.	Product introductions by competitors that have advanced technology, better features or lower pricing.

5.	Price increases by suppliers of key components, some of which are sole-sourced.

6.	A reduction in the number of procedures using our devices caused by cost-containment pressures or the development of or preferences for alternative therapies.

7.	Safety, performance or efficacy concerns about our products, many of which are expected to be implanted for many years, leading to recalls and/or advisories with the attendant expenses and declining sales.

8.	Declining industry-wide sales caused by product recalls or advisories by our competitors that result in loss of physician and/or patient confidence in the safety, performance or efficacy of sophisticated medical devices in general and/or the types of medical devices recalled in particular.

9.	Changes in laws, regulations or administrative practices affecting government regulation of our products, such as FDA laws and regulations that increase the time and/or expense of obtaining approval for products or impose additional burdens on the manufacture and sale of medical devices.

10.	Regulatory actions arising from concern over Bovine Spongiform Encephalopathy, sometimes referred to as “mad cow disease,” that have the effect of limiting our ability to market products using bovine collagen, such as Angio-Seal™, or products using bovine pericardial material, such as our Bicor® and Epic™ tissue heart valves, or that impose added costs on the procurement of bovine collagen or bovine pericardial material.

11.	The intent and ability of our product liability insurers to meet their obligations to us, including losses related to our Silzone® litigation, and our ability to fund future product liability losses related to claims made subsequent to becoming self-insured.

12.	Severe weather or other natural disasters that cause damage to the facilities of our critical suppliers or one or more of our facilities, such as an earthquake affecting our facilities in California or a hurricane affecting our facilities in Puerto Rico.

13.	Healthcare industry consolidation leading to demands for price concessions and/or limitations on, or the elimination of, our ability to sell in significant market segments.

14.	Adverse developments in investigations and governmental proceedings, including the investigation of business practices in the cardiac rhythm management industry by the U.S. Attorney’s Office in Boston.

15.	Adverse developments in litigation, including product liability litigation, patent or other intellectual property litigation or shareholder litigation.

16.	Inability to successfully integrate the businesses that we have acquired in recent years and that we plan to acquire.

17.	Failure to successfully complete clinical trials for new indications for our products and/or failure to successfully develop markets for such new indications.

18.	Changes in accounting rules that adversely affect the characterization of our results of operations, financial position or cash flows.

19.	The disruptions in the financial markets and the economic downturn that adversely impact the availability and cost of credit and customer purchasing and payment patterns.

20.	Conditions imposed in resolving, or any inability to timely resolve, any regulatory issues raised by the FDA, including 483 observations or warning letters, as well as risks generally associated with our regulatory compliance and quality systems.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since January 3, 2009 in our market risk. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2008 Annual Report on Form 10-K.
Item 4. CONTROLS AND PROCEDURES
As of July 4, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 4, 2009.
During the fiscal quarter ended July 4, 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. RISK FACTORS
The risks factors identified in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009 have not changed in any material respect, except as follows:
(i) The risk factor titled “Pending and future product liability claims and litigation may adversely affect our financial condition and results of operations” is amended and restated to read in its entirety as follows:
The design, manufacture and marketing of the medical devices we produce entail an inherent risk of product liability claims. Our products are often used in intensive care settings with seriously ill patients, and many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. There are a number of factors that could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products which we manufacture or sell, including component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. Product liability claims may be brought by individuals or by groups seeking to represent a class.
We are currently the subject of various product liability claims, including several lawsuits in the United States and lawsuits being allowed to proceed as class actions in Canada. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. For example, in January 2000, we initiated a voluntary field action to replace products incorporating Silzone® coating, which was used in certain of our mechanical heart valves and heart valve repair products. After our voluntary field action, we were sued in various jurisdictions and now have cases pending in the United States and Canada which have been brought by some patients alleging complications and past or future costs arising either from the surgical removal or, alternatively, from the continued implantation and maintenance of products incorporating Silzone® coating over and above the medical monitoring all replacement heart valve patients receive. Some of the cases involving Silzone®-coated products have been settled, others have been dismissed and still others are ongoing. The complaints in the ongoing individual cases in the United States request damages ranging from $10 thousand to $100 thousand and in some cases, seek an unspecified amount, and the complaints in the Canadian class actions request damages ranging from the equivalent of $1.3 million to $1.7 billion at July 4, 2009. We believe that the final resolution of the Silzone®-coated product cases will take a number of years and cannot reasonably estimate the time frame in which any potential settlements or judgments would be paid out or the amounts of any such settlements or judgments. In addition, the cost to defend any future litigation, whether Silzone®-related or not, may be significant. We believe that many settlements and judgments relating to the Silzone® litigation and our other litigation may be covered in whole or in part under our previously-issued product liability insurance policies and existing reserves. Any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered under our previously-issued product liability insurance policies and existing reserves could have a material adverse effect on our consolidated earnings, financial position and cash flows.
(ii) The risk factor titled “We may be unable to obtain appropriate levels of product liability insurance” is deleted in its entirety.
(iii) The risk factor titled “Our product liability insurers may refuse to cover certain losses on the grounds that such losses are outside the scope of our product liability insurance policies or may agree that such losses are covered losses, but may not be able to meet their current or future payment obligations to us” is amended and restated to read in its entirety as follows:

One of our prior product liability insurers has filed suits seeking court orders declaring that they are not required to provide coverage for some of the costs we have incurred or may incur in the future in the Silzone® litigation described above. This insurer, as well as other insurers from whom we had purchased product liability insurance, may deny coverage of these and other past and/or future losses relating to our products on the grounds that such losses are outside the scope of coverage of those previously-issued insurance policies. To the extent that we suffer losses that are outside of the scope of coverage of those previously-issued product liability insurance policies, those losses may have a material adverse effect on our consolidated earnings, financial position and cash flows.
Our remaining product liability insurance for Silzone® claims consists of a number of layers, each of which is covered by one or more insurance companies. Part of our final layer of insurance is covered by a unit of the Kemper Insurance Companies (Kemper), which is currently in “run off” and not issuing new policies or generating any new revenue that could be used to cover claims made under previously-issued policies such as ours. In the event that Kemper is unable to pay part or all of the claims directed to it, we believe that the other insurance carriers in Kemper’s layer will take the position that we will be directly liable for any claims and costs that Kemper is unable to pay and that the other insurance carriers in that layer will not provide coverage for Kemper’s portion. If Kemper or any other insurance companies are unable to meet their respective obligations to us, we could incur losses which could have material adverse effect on our consolidated earnings, financial position and cash flows.
(iv) An additional risk factor titled “Our self-insurance program may not be adequate to cover future losses” is added at the end of the list of risk factors under Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009 to read in its entirety as follows:
For the period from June 15, 2008 through June 15, 2009, we maintained product liability policies which provided $350 million of insurance coverage, with a $50 million per occurrence deductible or a $100 million deductible if the claims were deemed an integrated occurrence under the policies. However, we decided to allow such product liability policies to lapse, and consistent with industry practice, do not currently maintain or intend to maintain any insurance policies with respect to product liability in the future. This decision was made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insured retentions, increasing number of coverage limitations and high insurance premium rates. We will continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage in the future. While based on historical loss trends, we believe that our self-insurance program will be adequate to cover future losses; we can provide no assurances that this will remain true. Historical trends may not be indicative of future losses. These losses could have a material adverse impact on our consolidated earnings, financial condition or cash flows.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s 2009 Annual Meeting of Shareholders held on May 8, 2009, the shareholders voted on and approved the following matters brought before the vote of shareholders:
a)	A proposal to elect two directors to the Company’s Board of Directors to serve three-year terms ending at the Company’s annual meeting in 2012, as follows:

Director	Votes For	Votes Withheld
John W. Brown	300,860,700	5,477,963
Daniel J. Starks	296,203,210	10,135,453
In addition, the terms of the following directors continued after the meeting: directors with a term ending in 2010 — Barbara B. Hill, Michael A. Rocca and Stefan K. Widensohler; and directors with a term ending in 2011 — Richard R. Devenuti, Stuart M. Essig, Thomas H. Garrett III and Wendy L. Yarno.

b)	A proposal to approve the St. Jude Medical, Inc. Management Incentive Compensation Plan. The proposal received 246,580,722 votes for and 22,269,579 votes against, with the holders of 417,352 shares abstaining and 37,177,348 broker non-votes.

c)	A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2009. The proposal received 297,658,332 votes for and 8,296,020 votes against, with the holders of 384,310 shares abstaining.

Item 6. EXHIBITS

10.1	St. Jude Medical, Inc. Management Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 11, 2009.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended July 4, 2009, filed on August 12, 2009, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

August 12, 2009	/s/ JOHN C. HEINMILLER

DATE	JOHN C. HEINMILLER
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
10.1	St. Jude Medical, Inc. Management Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 11, 2009.

12	Computation of Ratio of Earnings to Fixed Charges. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended July 4, 2009, filed on August 12, 2009, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text. *

#	Filed as an exhibit to this Quarterly Report on Form 10-Q.

*	Furnished herewith.