Form 10-Q
period 2009-10-03
ST JUDE MEDICAL INC
filed 2009-11-10
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2009 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission File Number: 1-12441

ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐     No ☒

The number of shares of common stock, par value $.10 per share, outstanding on October 30, 2009 was 334,255,249.

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008 (As adjusted)	October 3, 2009	September 27, 2008 (As adjusted)
Net sales	$1,159,606	$1,084,136	$3,477,811	$3,230,634
Cost of sales before special charges	299,670	273,926	899,709	822,104
Special charges	6,061	—	6,061	—
Gross profit	853,875	810,210	2,572,041	2,408,530

Selling, general and administrative expense	427,227	401,325	1,276,071	1,184,702
Research and development expense	142,224	131,054	424,627	393,144
Special charges	42,394	—	42,394	—
Operating profit	242,030	277,831	828,949	830,684

Other income (expense), net	(23,594)	(18,105)	(35,867)	(46,552)
Earnings before income taxes	218,436	259,726	793,082	784,132

Income tax expense	51,501	75,030	205,506	229,955

Net earnings	$166,935	$184,696	$587,576	$554,177

Net earnings per share:
Basic	$0.49	$0.54	$1.71	$1.62
Diluted	$0.48	$0.53	$1.69	$1.58

Weighted average shares outstanding:
Basic	340,651	342,698	344,423	342,352
Diluted	344,298	349,728	348,242	349,984

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	October 3, 2009 (Unaudited)	January 3, 2009
ASSETS
Current Assets
Cash and cash equivalents	$798,281	$136,443
Accounts receivable, less allowance for doubtful accounts of $32,607 at October 3, 2009 and $28,971 at January 3, 2009	1,194,700	1,101,258
Inventories	681,732	546,499
Deferred income taxes, net	154,949	137,042
Other	202,331	158,821
Total current assets	3,031,993	2,080,063
Property, plant and equipment, at cost	1,925,893	1,675,979
Less: accumulated depreciation	(807,950)	(695,803)
Net property, plant and equipment	1,117,943	980,176

Other Assets
Goodwill	2,018,182	1,984,566
Other intangible assets, net	472,050	493,535
Other	229,573	184,164
Total other assets	2,719,805	2,662,265
TOTAL ASSETS	$6,869,741	$5,722,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$339,595	$75,518
Accounts payable	177,970	238,310
Income taxes payable	—	17,608
Accrued expenses
Employee compensation and related benefits	287,486	297,287
Other	428,499	399,801
Total current liabilities	1,233,550	1,028,524

Long-term debt	1,632,551	1,126,084
Deferred income taxes, net	136,046	112,231
Other liabilities	279,586	219,759
Total liabilities	3,281,733	2,486,598

Commitments and Contingencies (Note 7)	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 336,602,506 and 345,332,272 shares issued and outstanding at October 3, 2009 and January 3, 2009, respectively)	33,660	34,533
Additional paid-in capital	19,882	219,041
Retained earnings	3,421,095	2,977,630
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	104,518	(1,023)
Unrealized gain on available-for-sale securities	8,853	6,136
Unrealized loss on derivative financial instruments	—	(411)
Total shareholders’ equity	3,588,008	3,235,906
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,869,741	$5,722,504

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Nine Months Ended	October 3, 2009	September 27, 2008 (As adjusted)
OPERATING ACTIVITIES
Net earnings	$587,576	$554,177
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	111,813	97,206
Amortization of intangible assets	44,829	55,528
Amortization of debt discount	158	39,172
Stock-based compensation	44,133	37,929
Excess tax benefits from stock-based compensation	(19,133)	(43,495)
Investment impairment charges	8,300	—
Deferred income taxes	1,115	12,640
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(53,945)	(123,601)
Inventories	(118,268)	(44,883)
Other current assets	(22,685)	(14,077)
Accounts payable and accrued expenses	(35,401)	59,963
Income taxes payable	4,885	17,815
Net cash provided by operating activities	553,377	648,374

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(236,326)	(219,884)
Business acquisition payments, net of cash acquired	(14,793)	(93,661)
Other, net	(15,348)	(33,914)
Net cash used in investing activities	(266,467)	(347,459)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	87,385	146,760
Excess tax benefits from stock-based compensation	19,133	43,495
Common stock repurchased, including related costs	(500,000)	(300,000)
Proceeds from borrowings under debt facilities	9,801,754	—
Principal payments on debt facilities	(9,041,775)	—
Net cash provided by (used in) financing activities	366,497	(109,745)

Effect of currency exchange rate changes on cash and cash equivalents	8,431	(1,022)
Net increase in cash and cash equivalents	661,838	190,148
Cash and cash equivalents at beginning of period	136,443	389,094
Cash and cash equivalents at end of period	$798,281	$579,242

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of St. Jude Medical, Inc. (St. Jude Medical or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (2008 Annual Report on Form 10-K), as revised by its Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2009.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (SFAS No. 168) which establishes the FASB Accounting Standards Codification (ASC or the Codification) as the source of authoritative accounting principles to be applied by U.S. nongovernmental entities in the preparation of financial statements. The Company adopted SFAS No. 168 in the third quarter of 2009. Accordingly, the Company now references U.S. GAAP by using the numbering system prescribed by the Codification. The Codification did not change existing U.S. GAAP, and the adoption of SFAS No. 168 did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). This legacy accounting standard is now included as part of the authoritative accounting guidance of FASB ASC Topic 815, Derivatives and Hedging (ASC Topic 815). The updated accounting guidance incorporated into ASC Topic 815 expands disclosures about derivative instruments and hedging activities to provide a better understanding of a company’s use of derivatives and their effect on the financial statements. The Company’s adoption of this standard at the beginning of fiscal year 2009 (see Note 15) did not have a material impact to the Company’s consolidated financial statements.

In April 2009, the FASB issued two related FASB Staff Positions (FSPs): (i) FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments and (ii) FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. These legacy FSPs are now included as part of the authoritative accounting guidance of FASB ASC Topic 320, Investments – Debt and Equity Securities (ASC Topic 320) and FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC Topic 820), respectively. The updated accounting guidance incorporated into ASC Topic 320 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. The updated accounting guidance incorporated into ASC Topic 820 requires fair value disclosures at interim reporting periods for financial instruments not reflected in the Condensed Consolidated Balance Sheets at fair value, which are similar to the fair value disclosures required in annual financial statements for those same assets and liabilities. The Company’s adoption of this accounting guidance in the second quarter of 2009 (see Note 14) did not have a material impact to the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. This legacy accounting standard is now included as part of the authoritative accounting guidance of FASB ASC Topic 855, Subsequent Events (ASC Topic 855). The updated accounting guidance incorporated into ASC Topic 855 requires the disclosure of the date through which the Company has evaluated its subsequent events and the basis for that date. The Company has evaluated its subsequent events through November 10, 2009, the date of issuance of this Quarterly Report on Form 10-Q (see Note 17).

In October 2009, the FASB updated the revenue recognition accounting guidance of FASB ASC Topic 605, Revenue Recognition (ASC Topic 605) relating to the accounting for revenue arrangements that involve more than one deliverable or unit of accounting. The updated guidance allows companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the economics of the transaction by revising certain thresholds for separation, and providing criteria for allocation of revenue among deliverables. The FASB also updated the scope of the revenue recognition accounting guidance of FASB ASC Topic 985, Software (ASC Topic 985) removing both non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The updated ASC Topic 605 and ASC Topic 985 accounting guidance is effective for annual periods beginning after June 15, 2010. Early adoption is permitted and may be prospective or retrospective. The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

NOTE 3 – RETROSPECTIVE ADOPTION OF ACCOUNTING PRONOUNCEMENT

In May 2008, the FASB issued Staff Position (FSP) Accounting Principles Board (APB) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This legacy accounting change is now included as part of the authoritative accounting guidance of FASB ASC Topic 470, Debt, (ASC Topic 470) and requires the proceeds from the issuance of certain convertible debt instruments to be allocated between a liability and an equity component in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The Company’s historical financial statements presented in this Quarterly Report on Form 10-Q have been adjusted to conform to this accounting treatment.

The application of the retrospective convertible debt accounting guidance resulted in the following adjustments to the Company’s condensed consolidated statement of earnings for the third quarter of 2008 and the first nine months of 2008 (in thousands):

	Three Months Ended September 27, 2008			Nine Months Ended September 27, 2008
	As Originally Reported	As Adjusted	Effect of Change	As Originally Reported	As Adjusted	Effect of Change
Operating profit	$277,831	$277,831	$—	$830,684	$830,684	$—

Other income (expense), net	(4,941)	(18,105)	(13,164)	(7,380)	(46,552)	(39,172)
Earnings before income taxes	272,890	259,726	(13,164)	823,304	784,132	(39,172)

Income tax expense	79,947	75,030	(4,917)	244,521	229,955	(14,566)

Net earnings	$192,943	$184,696	$(8,247)	$578,783	$554,177	$(24,606)

Net earnings per share:
Basic	$0.56	$0.54	$(0.02)	$1.69	$1.62	$(0.07)
Diluted	$0.55	$0.53	$(0.02)	$1.65	$1.58	$(0.07)

Weighted average shares outstanding:
Basic	342,698	342,698		342,352	342,352
Diluted	349,728	349,728		349,984	349,984

Additionally, the application of this retrospective convertible debt accounting guidance resulted in an increase of $10,801 to the Company’s fourth quarter 2008 interest expense and a decrease of $4,098 to the Company’s fourth quarter 2008 income tax expense.

The application of the retrospective convertible debt accounting guidance resulted in the following adjustments to the Company’s condensed consolidated statement of cash flows for the first nine months of 2008 (in thousands):

	September 27, 2008
Nine Months Ended	As Originally Reported	As Adjusted	Effect of Change
OPERATING ACTIVITIES
Net earnings	$578,783	$554,177	$(24,606)
Adjustments to reconcile net earnings to net cash from operating activities:
Amortization of debt discount	—	39,172	39,172
Deferred income taxes	27,206	12,640	(14,566)

Net cash provided by operating activities	$648,374	$648,374	$—

The application of the retrospective convertible debt accounting guidance does not change the Company’s operating cash flow for any 2008 period.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 16) for the nine months ended October 3, 2009 were as follows (in thousands):

	CRM/NMD	CV/AF	Total
Balance at January 3, 2009	$1,211,538	$773,028	$1,984,566
Foreign currency translation	33,706	415	34,121
Other	2,756	(3,261)	(505)
Balance at October 3, 2009	$1,248,000	$770,182	$2,018,182

During the second quarter of 2009, the Company finalized the purchase price allocation relating to the acquisition of EP MedSystems, Inc. The impacts of finalizing the purchase price allocation, individually and in the aggregate, were not material. Overall, the Company recorded a $3.3 million net decrease to goodwill upon finalization of the purchase accounting.

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	October 3, 2009		January 3, 2009
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Purchased technology and patents	$508,171	$161,881	$494,796	$124,749
Customer lists and relationships	182,134	76,650	166,637	63,385
Trademarks and tradenames	24,222	5,949	22,651	4,789
Licenses, distribution agreements and other	5,727	3,724	5,529	3,155
	$720,254	$248,204	$689,613	$196,078

NOTE 5 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	October 3, 2009	January 3, 2009
Finished goods	$501,563	$398,452
Work in process	61,242	39,143
Raw materials	118,927	108,904
	$681,732	$546,499

NOTE 6 – DEBT

The Company’s debt consisted of the following (in thousands):

	October 3, 2009	January 3, 2009
Senior Notes due 2014	$698,982	$—
Senior Notes due 2019	493,769	—
Term loan due 2011	459,000	360,000
1.02% Yen-denominated notes due 2010	231,595	230,088
Yen-denominated term loan due 2011	88,800	88,222
Credit Facility borrowings	—	500,000
Commercial paper borrowings	—	19,400
Other	—	3,892
Total debt	1,972,146	1,201,602
Less: current debt obligations	339,595	75,518
Long-term debt	$1,632,551	$1,126,084

Senior Notes due 2014: On July 28, 2009, the Company issued $700.0 million principal amount, 5-year, 3.75% unsecured Senior Notes (2014 Senior Notes). The 2014 Senior Notes mature in July 2014. Interest payments are required on a semi-annual basis. The 2014 Senior Notes were issued at a discount, yielding an effective interest rate of 3.784% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2014 Senior Notes at any time at the applicable redemption price.

Senior Notes due 2019: On July 28, 2009, the Company issued $500.0 million principal amount, 10-year, 4.875% unsecured Senior Notes (2019 Senior Notes). The 2019 Senior Notes mature in July 2019. Interest payments are required on a semi-annual basis. The 2019 Senior Notes were issued at a discount, yielding an effective interest rate of 5.039% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2019 Senior Notes at any time at the applicable redemption price.

Term loan due 2011: In December 2008, the Company entered into a 3-year, unsecured term loan (2011 Term Loan). The Company initially borrowed $360.0 million in December 2008 and borrowed an additional $180.0 million in January 2009, resulting in total original borrowings of $540.0 million under the 2011 Term Loan. As of October 3, 2009, the Company had total borrowings of $459.0 million under the 2011 Term Loan. The Company is required to make quarterly principal payments in the amount of 5% ($27.0 million) of the total original borrowings. These borrowings bear interest at LIBOR plus 2.0%, although the Company may elect the Prime Rate plus 1.0%. The interest rates are subject to adjustment in the event of a change in the Company’s credit ratings. Borrowings under the 2011 Term Loan incurred interest at weighted average interest rates of 2.1% and 2.3% during the third quarter and first nine months of 2009, respectively.

1.02% Yen-denominated notes due 2010: In May 2003, the Company issued 7-year, 1.02% unsecured notes in Japan (Yen Notes) totaling 20.9 billion Yen (the equivalent of $231.6 million at October 3, 2009 and $230.1 million at January 3, 2009). Interest payments are required on a semi-annual basis and the entire principal balance is due in May 2010. The principal amount of the Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation.

Yen-denominated term loan due 2011: In December 2008, the Company entered into a 3-year, Yen-denominated unsecured term loan in Japan (Yen Term Loan) totaling 8.0 billion Japanese Yen (the equivalent of $88.8 million at October 3, 2009 and $88.2 million at January 3, 2009). The borrowings bear interest at the Yen LIBOR plus 2.0%. Interest payments are required on a semi-annual basis and the entire principal balance is due in December 2011. The principal amount of the Yen Term Loan recorded on the balance sheet fluctuates based on the effects of foreign currency translation.

Credit Facility borrowings: In December 2006, the Company entered into a 5-year, $1.0 billion committed credit facility (Credit Facility) that it may draw on for general corporate purposes and to support its commercial paper program. Borrowings under the Credit Facility bear interest at the United States Prime Rate (Prime Rate) or United States Dollar London InterBank Offered Rate (LIBOR) plus 0.235%, at the election of the Company. In the event that over half of the Credit Facility is drawn upon, an additional five basis points is added to the elected Prime Rate or LIBOR rate. The interest rates are subject to adjustment in the event of a change in the Company’s credit ratings. In October 2008, the Company borrowed $500.0 million under the Credit Facility to partially fund the retirement of the Company’s 1.22% Convertible Debentures in December 2008. In August 2009, the Company repaid the $500.0 million of Credit Facility borrowings with proceeds from the issuance of the 2014 Senior Notes and 2019 Senior Notes. Accordingly, as of October 3, 2009 the Company has $1.0 billion of available borrowing capacity under the Credit Facility.

In November 2008, the Company entered into an interest rate swap contract to convert $400.0 million of variable-rate borrowings under the Credit Facility into fixed-rate borrowings. The Company designated this interest rate swap as a cash flow hedge under FASB ASC Topic 815. This contract terminated in February 2009 and payments made or received under this interest rate swap contract were recorded to interest expense. Inclusive of the interest rate swap, borrowings under the Credit Facility incurred interest at a weighted average interest rate of 0.5% and 1.0% during the third quarter and first nine months of 2009, respectively.

Commercial paper borrowings: The Company’s commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. The Company had no commercial paper borrowings outstanding as of October 3, 2009. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. The Company classifies all of its commercial paper borrowings as long-term debt, as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed Credit Facility.

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

There are five individual Silzone® cases pending in federal court. The plaintiffs in these cases are requesting damages in excess of $75 thousand. The complaint in the case that was most recently transferred to the MDL court was served upon the Company in August 2007.

There are five individual state court suits concerning Silzone®-coated products pending, involving five patients. These cases are venued in Minnesota and Texas. The complaints in these state court cases are requesting damages ranging from $10 thousand to $100 thousand and, in some cases, seek an unspecified amount. The most recent individual state court complaint was served upon the Company in February 2008. These state court cases are proceeding in accordance with the orders issued by the judges in those matters.

In Canada, there are also four class-action cases and one individual case pending against the Company. In one such case in Ontario, the court certified that a class action involving Silzone® patients may proceed, and the trial of the initial phase of this matter is expected to occur in January 2010. A second case seeking class action status in Ontario has been stayed pending resolution of the other Ontario class action. A case filed as a class action in British Columbia remains pending. A court in Quebec has certified a class action, and that matter is proceeding in accordance with that court’s orders. Additionally, the Company has been served with lawsuits by the British Columbia Provincial health insurer and the Quebec Provincial health insurer to recover the cost of insured services furnished or to be furnished to class members in the class actions pending in British Columbia and Quebec, respectively. The complaints in the Canadian cases request damages ranging from 1.5 million to 2.0 billion Canadian Dollars (the equivalent to $1.4 million to $1.8 billion at October 3, 2009).

The Company is not aware of any unasserted claims related to Silzone®-coated products. Company management believes that the final resolution of the Silzone® cases will take a number of years.

The Company has recorded an accrual for probable legal costs that it will incur to defend the various cases involving Silzone®-coated products, and the Company has recorded a receivable from its product liability insurance carriers for amounts expected to be recovered. The Company has not accrued for any amounts associated with settlements or judgments because potential losses cannot be reasonably estimated. Based on the Company’s experience in these types of individual cases, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed by the plaintiffs and is often significantly less than the amount claimed. Any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves could be material to the Company’s consolidated earnings, financial position and cash flows. As of October 3, 2009, the Company’s Silzone® litigation reserve was $23.1 million and the related receivable from insurance carriers was $21.6 million.

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

The parties filed requests with the CAFC requesting that the entire CAFC re-hear some of the issues addressed in the December 2008 decision, and the CAFC issued a ruling in March 2009 vacating its December 2008 decision, denying Guidant’s request for re-hearing and granting part of the Company’s request for re-hearing. In August 2009, the CAFC issued a ruling further limiting any potential damages in the case and sending the case back to the district court for further proceedings. In September 2009, Guidant filed a motion with the CAFC seeking to halt the return of the case to the district court so that Guidant could first seek to have the U.S. Supreme Court review the issue addressed in the CAFC’s August 2009 ruling.

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

U.S. Department of Justice Investigation: In October 2008, the Company received a letter from the Civil Division of the U.S. Department of Justice stating that it was investigating the Company for potential False Claims Act and common law violations relating to the sale of the Company’s EpicorTM surgical ablation devices. The Department of Justice is investigating whether companies marketed surgical ablation devices for off-label treatment of atrial fibrillation. Other manufacturers of medical devices used in the treatment of atrial fibrillation have reported receiving similar letters. The letter requests that we provide documents from January 1, 2005 to present relating to U.S. Food and Drug Administration (FDA) approval and marketing of EpicorTM ablation devices. The Company is cooperating with the investigation. In July 2009, the U.S. District Court in Houston, Texas unsealed a false claims suit against the Company. Similar suits were unsealed at the same time against other manufacturers of surgical ablation devices. The Department of Justice has decided not to intervene in the suit against the Company at this time.

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

Derivative Action: In February 2007, a derivative action was filed in state court in Minnesota which purported to bring claims belonging to the Company against the Company’s Board of Directors and various officers and former officers for alleged malfeasance in the management of the Company. The claims were based on substantially the same allegations as those underlying the securities class action litigation described above. The defendants (consisting of the Company’s Board of Directors and various officers and former officers) filed a motion to dismiss, and in June 2007 the state court granted the motion, thus dismissing the derivative case for failure of the complainant to make a demand on the Board. In September 2007, the plaintiff sent a shareholder demand letter to the Board. The Board considered the letter at its October 25, 2007 Board meeting and requested that the complainant provide it with details to substantiate the allegations. In June 2008, the complainant filed a derivative action against the defendants again. To date, the complainant has not provided any material facts to support the allegations. The plaintiff filed an amended complaint in July 2009 which contained many deficiencies and which was also in substantial conflict with the District Court’s ruling in the Securities Class Action Litigation matter above. The plaintiff’s counsel has conducted an informal review of various evidence from the class action and, based on that review, has informed the Company that it is willing to enter into a joint stipulation dismissing the action. The Company expects to schedule a conference with the court to secure its approval of the dismissal.

The Company is also involved in various other product liability lawsuits, claims and proceedings that arise in the ordinary course of business.

Regulatory Matters

The FDA inspected the Company’s manufacturing facility in Minnetonka, Minnesota at various times between December 8 and December 19, 2008. On December 19, 2008, the FDA issued a Form 483 identifying certain observed non-conformity with current Good Manufacturing Practice (cGMP) primarily related to the manufacture and assembly of the SafireTM ablation catheter with a 4 mm or 5 mm non-irrigated tip. Following the receipt of the Form 483, the Company’s Atrial Fibrillation division provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address the FDA’s observations of non-conformity. The Company subsequently received a warning letter dated April 17, 2009 from the FDA relating to these non-conformities with respect to this facility.

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

Changes in the Company’s product warranty liability during the three and nine months ended October 3, 2009 and September 27, 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Balance at beginning of period	$17,505	$17,276	$15,724	$16,691
Warranty expense recognized	1,700	850	4,728	2,423
Warranty credits issued	(552)	(488)	(1,799)	(1,476)
Balance at end of period	$18,653	$17,638	$18,653	$17,638

Other Commitments

The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of October 3, 2009, the Company estimates it could be required to pay approximately $298 million in future periods to satisfy such commitments. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2008 Annual Report on Form 10-K for additional information.

NOTE 8 – SHAREHOLDERS’ EQUITY

On July 21, 2009, the Company’s Board of Directors authorized a share repurchase program of up to $500.0 million of the Company’s outstanding common stock. The Company completed the repurchases under the program on September 15, 2009. In total, the Company repurchased 13.0 million shares for $500.0 million at an average repurchase price of $38.32 per share.

NOTE 9 – SPECIAL CHARGES

During the third quarter of 2009, the Company incurred special charges totaling $48.5 million primarily related to severance and benefit costs for 469 employees. The terminations consisted of 229 employees in the Company’s U.S. and International selling divisions relating to enhancing the efficiency and effectiveness of the sales and customer service operations in these organizations and 240 employees in its manufacturing divisions relating to the Company’s continuing efforts to streamline its production activities.

NOTE 10 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008 (As adjusted)	October 3, 2009	September 27, 2008 (As adjusted)
Numerator:
Net earnings	$166,935	$184,696	$587,576	$554,177

Denominator:
Basic weighted average shares outstanding	340,651	342,698	344,423	342,352
Effect of dilutive securities:
Stock options	3,640	6,976	3,792	7,561
Restricted shares	7	54	27	71
Diluted weighted average shares outstanding	344,298	349,728	348,242	349,984
Basic net earnings per share	$0.49	$0.54	$1.71	$1.62
Diluted net earnings per share	$0.48	$0.53	$1.69	$1.58

The Company’s 2009 adoption of the convertible debt accounting guidance of ASC Topic 470 required retrospective application to all prior periods presented (see Note 3). As a result, basic net earnings per share and diluted net earnings per share for the third quarter of 2008 have both been adjusted by $0.02, decreasing 2008 basic and diluted net earnings per share. Additionally, basic net earnings per share and diluted net earnings per share for the first nine months of 2008 have both been adjusted by $0.07, decreasing 2008 basic and diluted net earnings per share.

Approximately 13.0 million and 8.9 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the three months ended October 3, 2009 and September 27, 2008, respectively, because they were not dilutive. Additionally, approximately 20.5 million and 11.9 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the nine months ended October 3, 2009 and September 27, 2008, respectively, because they were not dilutive.

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

NOTE 11 – COMPREHENSIVE INCOME

The table below sets forth the amounts in other comprehensive income, net of the related income tax impact (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008 (As adjusted)	October 3, 2009	September 27, 2008 (As adjusted)

Net earnings	$166,935	$184,696	$587,576	$554,177
Other comprehensive income (loss):
Cumulative translation adjustment	68,560	(64,102)	105,541	(11,724)
Unrealized gain (loss) on available-for-sale securities	2,163	(2,022)	2,717	(6,327)
Unrealized gain on derivative financial instruments	—	—	411	—
Reclassification of realized loss to net earnings	—	—	(411)	—
Total comprehensive income	$237,658	$118,572	$695,834	$536,126

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

NOTE 12 – OTHER INCOME (EXPENSE), NET

The Company’s other income (expense) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008 (As adjusted)	October 3, 2009	September 27, 2008 (As adjusted)
Interest income	$643	$3,258	$1,720	$10,605
Interest expense	(14,855)	(18,284)	(27,425)	(54,410)
Other	(9,382)	(3,079)	(10,162)	(2,747)
Total other income (expense), net	$(23,594)	$(18,105)	$(35,867)	$(46,552)

During the third quarter of 2009, the Company determined that the fair value of a cost method investment was below its carrying value and that this impairment was other-than-temporary. As a result, the Company recognized an $8.3 million investment impairment charge in other income/(expense).

The Company’s 2009 adoption of the convertible debt accounting guidance of ASC Topic 470 required retrospective application to all prior periods presented (see Note 3). As a result, interest expense for the third quarter and first nine months of 2008 were adjusted by $13.2 million and $39.2 million, respectively, increasing 2008 interest expense.

NOTE 13 – INCOME TAXES

As of October 3, 2009, the Company had approximately $95.2 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company had $26.4 million accrued for interest and penalties as of October 3, 2009. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

NOTE 14 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures about fair-value measurements. FASB ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. ASC Topic 820 also establishes a valuation hierarchy for disclosure of fair value measurements. The categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The categories within the valuation hierarchy are described as follows:

•

Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. The Company’s Leve1 1 financial instruments consist of money market funds classified as cash and cash equivalents, publicly-traded equity securities classified as available-for-sale securities and mutual fund investments classified as trading securities.

•

Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as forward foreign currency rates. The Company’s Level 2 financial instruments measured on a recurring basis include foreign currency exchange contracts, the fair value of which was immaterial at October 3, 2009.

•

Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. The Company does not have any financial assets or liabilities being measured at fair value on a recurring basis.

A summary of financial assets measured at fair value on a recurring basis at October 3, 2009 is as follows (in thousands):

	October 3, 2009	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities	$662,412	$662,412	$—	$—
Trading marketable securities	149,541	149,541	—	—
Available-for-sale marketable securities	26,711	26,711	—	—
Total	$838,664	$838,664	$—	$—

The Company’s money market securities are highly liquid and readily convertible into known amounts of cash. The Company also has $135.9 million of cash equivalents invested in short-term time deposits and interest and non-interest bearing bank accounts.

The Company’s trading securities consist of investments in mutual funds that are specifically designated as available to the Company solely for the purpose of paying benefits under the Company’s non-qualified deferred compensation plan. The Company holds these investments in a rabbi trust which is not available for general corporate purposes and is subject to creditor claims in the event of insolvency. These trading securities are classified as other assets.

Available-for-sale securities are classified as other current assets. The following table summarizes the components of the balance of the Company’s available-for-sale securities (in thousands):

	October 3, 2009	January 3, 2009
Adjusted cost	$12,217	$12,187
Gross unrealized gains	14,699	9,944
Gross unrealized losses	(205)	(66)
Fair value	$26,711	$22,065

Realized gains (losses) from the sale of available-for-sale securities are recorded to other income (expense) and are computed using the specific identification method. Upon the sale of an available-for-sale security, the unrealized gain (loss) is reclassified out of other accumulated comprehensive income and reflected as a realized gain (loss) in net earnings. There were no realized gains (losses) from the sale of available-for-sale securities recorded during the first nine months of 2009 or 2008. Additionally, when the fair value of an available-for-sale security falls below its original cost and the Company determines that the corresponding unrealized loss is other-than-temporary, the Company recognizes an impairment loss to net earnings in the period the determination is made. No available-for-sale security impairment losses were recognized during the first nine months of 2009 or 2008.

The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other current assets. The carrying value of these investments approximated $57 million at October 3, 2009 and $50 million at January 3, 2009. These cost method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. During the third quarter of 2009, the Company determined that the fair value of a cost method investment was below its carrying value and that the carrying value of the investment would not be recoverable within a reasonable period of time. As a result, the Company recognized an $8.3 million impairment charge in other income/(expense) (see Note 12), reducing the $13.5 million carrying value of the investment to $5.2 million. The fair value of this investment was measured using market participant valuations from recent and proposed equity offerings for this company (Level 3).

Other non-financial assets and liabilities are measured at fair value only on a nonrecurring basis (for example, goodwill, intangible assets and property, plant and equipment). These assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments and recorded at fair value only when an impairment loss is recognized. No such impairments were recognized during the first nine months of 2009.

The aggregate fair value of the Company’s Senior Notes at October 3, 2009 (measured using quoted prices in active markets) was $1,237.3 million compared to the aggregate carrying value of $1,192.8 million. The fair value of the Company’s other debt obligations approximated their aggregate $779.3 million carrying value due to the variable interest rate and short-term nature of these instruments.

NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the provisions of ASC Topic 815 in accounting for and disclosing derivative instruments and hedging activities. All derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in net earnings or other comprehensive income depending on whether the derivative is designated as part of a qualifying hedging transaction. Derivative assets and derivative liabilities are classified as other current assets and other current liabilities, respectively.

The Company hedges a portion of its foreign currency exchange rate risk through the use of forward exchange contracts. The Company uses forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under ASC Topic 815. The Company measures its foreign currency exchange contracts at fair value on a recurring basis. The fair value of outstanding contracts was immaterial as of October 3, 2009. For the three and nine months ended October 3, 2009, the net amount of gains (losses) the Company recorded to other income (expense) for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 was a net loss of $3.8 million and a net loss of $7.2 million, respectively. These net losses were almost entirely offset by corresponding net gains on the foreign currency exposures being managed. The Company does not enter into contracts for trading or speculative purposes. The Company’s policy is to enter into hedging contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.

In November 2008, the Company entered into an interest rate swap contract to convert $400.0 million of variable-rate borrowings under the Credit Facility into fixed-rate borrowings (see Note 6). The Company designated this interest rate swap as a cash flow hedge under ASC Topic 815. This contract terminated in February 2009. The ineffective portion of the amount of gains (losses) recognized in net earnings was immaterial. The Company recorded the $0.4 million after-tax loss on the settlement of the interest rate swap contract to interest expense.

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

The Company has aggregated the four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Net sales of the Company’s reportable segments include end-customer revenue from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end-customers and operating expenses managed by each reportable segment. Certain operating expenses managed by the Company’s selling and corporate functions, including all stock-based compensation expense, impairment charges and special charges, have not been included in the reportable segments’ operating profit. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments. Additionally, certain assets are managed by the Company’s selling and corporate functions, principally including end-customer receivables, inventory, corporate cash and cash equivalents and deferred income taxes. For management reporting purposes, the Company does not compile capital expenditures by reportable segment and, therefore, this information has not been presented as it is impracticable to do so.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NMD	CV/AF	Other	Total
Three Months ended October 3, 2009:
Net sales	$773,651	$385,955	$—	$1,159,606
Operating profit	481,658	207,842	(447,470)	242,030
Three Months ended September 27, 2008:
Net sales	$742,668	$341,468	$—	$1,084,136
Operating profit	462,957	178,096	(363,222)	277,831

Nine Months ended October 3, 2009:
Net sales	$2,307,332	$1,170,479	$—	$3,477,811
Operating profit	1,428,712	610,714	(1,210,477)	828,949
Nine Months ended September 27, 2008:
Net sales	$2,198,384	$1,032,250	$—	$3,230,634
Operating profit	1,362,630	546,393	(1,078,339)	830,684

The following table presents the Company’s total assets by reportable segment (in thousands):

Total Assets	October 3, 2009	January 3, 2009
CRM/NMD	$2,101,095	$2,018,478
CV/AF	1,294,611	1,267,290
Other	3,474,035	2,436,736
	$6,869,741	$5,722,504

Geographic Information

The following table presents net sales by geographic location of the customer (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales	October 3, 2009	September 29, 2008	October 3, 2009	September 29, 2008
United States	$619,600	$587,784	$1,870,599	$1,707,794
International
Europe	282,820	277,017	867,140	863,895
Japan	119,578	90,923	350,485	276,211
Asia Pacific	67,392	60,631	185,993	176,824
Other (a)	70,216	67,781	203,594	205,910
	540,006	496,352	1,607,212	1,522,840
	$1,159,606	$1,084,136	$3,477,811	$3,230,634

(a)	No one geographic market is greater than 5% of consolidated net sales.

The amounts for long-lived assets by significant geographic market include net property, plant and equipment by physical location of the asset. The prior period has been reclassified to conform to the current year presentation. The following table presents long-lived assets by geographic location (in thousands):

Long-Lived Assets	October 3, 2009	January 3, 2009
United States	$888,591	$775,205
International
Europe	89,609	84,266
Japan	16,577	16,001
Asia Pacific	24,372	17,087
Other	98,794	87,617
	229,352	204,971
	$1,117,943	$980,176

NOTE 17 – SUBSEQUENT EVENT

On October 22, 2009, the Company’s Board of Directors authorized a share repurchase program of up to $500.0 million of the Company’s outstanding common stock. As of November 9, 2009, the Company had repurchased 6.2 million shares for $214.3 million at an average repurchase price of $34.65 per share.

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

Net sales in the third quarter and first nine months of 2009 were $1,159.6 million and $3,477.8 million, respectively, an increase of 7% and 8% over the third quarter and first nine months of 2008, respectively, led by sales volume growth of our ICDs and pacemakers as well as products to treat atrial fibrillation. Unfavorable foreign currency translation comparisons decreased our 2009 net sales in the third quarter and first nine months by $29.3 million and $149.1 million, respectively. Our ICD net sales grew approximately 2% and 3% in the third quarter and first nine months of 2009, respectively. Our pacemaker net sales remained flat during both the third quarter and first nine months of 2009. Foreign currency translation unfavorably impacted ICD and pacemaker net sales by $11.1 million and $8.5 million, respectively, in the third quarter of 2009, and $51.1 million and $40.9 million, respectively, during the first nine months of 2009. AF net sales increased 15% and 17% during the third quarter and first nine months of 2009, respectively, to $155.5 million and $457.1 million. Unfavorable foreign currency translation comparisons decreased our 2009 AF net sales during the third quarter and first nine months by $4.1 million and $20.5 million, respectively. Refer to the Segment Performance section below for a more detailed discussion of the results for the respective segments.

Net earnings and diluted net earnings per share for the third quarter of 2009 were $166.9 million and $0.48 per diluted share, both declining 9% compared to the same prior year results. The decline in both net earnings and diluted net earnings per share for the third quarter of 2009 was impacted by after-tax special charges and an investment impairment charge totaling $37.1 million. Refer to Notes 9 and 12 of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details relating to these charges. Net earnings and diluted net earnings per share for the first nine months of 2009 were $587.6 million and $1.69 per diluted share, increases of 6% and 7%, respectively, over the first nine months of 2008. The increase in both net earnings and diluted earnings per share for the first nine months of 2009 compared to the same prior year period was driven by incremental profits resulting from higher sales volumes, led by our CRM and AF operating segments partially offset by $37.1 million of after-tax charges discussed previously. Additionally, during the first quarter of 2009, we adopted a new accounting standard, which required us to retrospectively adjust our historical 2008 financial statements. This retrospective adoption decreased our 2008 net income and diluted earnings per share for the three and nine months ended September 27, 2008 by $8.2 million and $0.02 per share, and $24.6 million and $0.07 per share, respectively. Refer to Note 3 of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details on the adoption of this accounting standard.

We generated $553.4 million of operating cash flows during the first nine months of 2009, compared to $648.4 million of operating cash flows during the first nine months of 2008. We ended the third quarter with $798.3 million of cash and cash equivalents and $1,972.1 million of total debt. We have strong short-term credit ratings of A1 from Standard & Poor’s, P2 from Moody’s and F1 from Fitch; additionally, our long-term credit rating included an A rating from Standard & Poor’s, a Baa1 rating from Moody’s and an A rating from Fitch. During the third quarter of 2009, we issued $1,200.0 million principal amount of debt, consisting of $700.0 million of 3.75% Senior Notes due 2014 (2014 Senior Notes) and $500.0 million of 4.875 Senior Notes due 2019 (2019 Senior Notes), (collectively, Senior Notes). Proceeds from this debt issuance were used for general corporate purposes, the repayment of $500.0 million borrowed under our $1.0 billion credit facility (Credit Facility) and the repurchase of $500.0 million of our common stock.

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

We aggregate our four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Net sales of our reportable segments include end-customer revenues from the sale of products they each develop and manufacture. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end-customers and operating expenses managed by each reportable segment. Certain operating expenses managed by our selling and corporate functions, including all stock-based compensation expense, impairment charges and special charges, are not included in our reportable segments’ operating profit. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NMD	CV/AF	Other	Total
Three Months ended October 3, 2009:
Net sales	$773,651	$385,955	$—	$1,159,606
Operating profit	481,658	207,842	(447,470)	242,030
Three Months ended September 27, 2008:
Net sales	$742,668	$341,468	$—	$1,084,136
Operating profit	462,957	178,096	(363,222)	277,831

Nine Months ended October 3, 2009:
Net sales	$2,307,332	$1,170,479	$—	$3,477,811
Operating profit	1,428,712	610,714	(1,210,477)	828,949
Nine Months ended September 27, 2008:
Net sales	$2,198,384	$1,032,250	$—	$3,230,634
Operating profit	1,362,630	546,393	(1,078,339)	830,684

The following discussion of the changes in our net sales is provided by class of similar products within our four operating segments, which is the primary focus of our sales activities.

Cardiac Rhythm Management

	Three Months Ended			Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008	% Change	October 3, 2009	September 27, 2008	% Change
ICD systems	$388,607	$381,062	2.0%	$1,183,037	$1,147,791	3.1%
Pacemaker systems	301,228	297,146	1.4%	887,355	873,991	1.5%
	$689,835	$678,208	1.7%	$2,070,392	$2,021,782	2.4%

Cardiac Rhythm Management net sales increased 2% in both the third quarter and first nine months of 2009 compared to the same prior year periods. CRM net sales growth for both the third quarter and first nine months of 2009 were driven by volume growth partially offset by unfavorable foreign currency translation comparisons that decreased net sales by $19.6 million and $92.0 million, respectively, compared to the same periods in 2008.

ICD net sales increased 2% in the third quarter of 2009 compared to the third quarter of 2008 and increased 3% in the first nine months of 2009 compared to the same period in 2008. Net sales growth during the third quarter of 2009 was the result of international volume growth and net sales growth during the first nine months of 2009 was driven by both U.S. and international volume growth. In the United States, third quarter 2009 ICD net sales of $247.6 million were flat over last year’s third quarter. Internationally, third quarter 2009 ICD net sales of $141.0 million increased 6% compared to the third quarter of 2008. Foreign currency translation had an $11.1 million unfavorable impact on international ICD net sales during the third quarter of 2009 compared to the same period in 2008. In the United States, the first nine months of 2009 ICD net sales of $760.4 million increased 3% over the same period last year. Internationally, the first nine months of 2009 ICD net sales of $422.6 million increased nearly 3% compared to the first nine months of 2008. Foreign currency translation had a $51.1 million unfavorable impact on international ICD net sales during the first nine months of 2009 compared to the same period in 2008.

Pacemaker net sales remained flat in both the third quarter and first nine months of 2009 compared to the same prior year periods, benefiting from increased volume growth that was partially offset by unfavorable foreign currency translation. In the third quarter of 2009, pacemaker net sales in both the United States ($135.5 million) and internationally ($165.7 million) were flat compared to the same prior year period. Foreign currency translation had an $8.5 million unfavorable impact on international pacemaker net sales in the third quarter of 2009 compared to the same period last year. During the first nine months of 2009, pacemaker net sales in both the United States ($396.5 million) and internationally ($490.9 million) were flat compared to the same prior year period. Foreign currency translation had a $40.9 million unfavorable impact on international pacemaker net sales during the first nine months of 2009 compared to the same period last year.

Cardiovascular

	Three Months Ended			Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008	% Change	October 3, 2009	September 27, 2008	% Change
Vascular closure devices	$90,526	$89,103	1.6%	$286,987	$276,146	3.9%
Heart valve products	79,889	78,095	2.3%	244,295	242,938	0.6%
Other cardiovascular products	60,083	39,306	52.9%	182,132	123,928	47.0%
	$230,498	$206,504	11.6%	$713,414	$643,012	10.9%

Cardiovascular net sales increased approximately 12% and 11% during the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008. The increase in CV net sales were driven by volume growth, including incremental sales of products from our acquisition of Radi Medical Systems AB in December 2008, but were unfavorably impacted by foreign currency translation impacts of $4.2 million and $30.9 million during the third quarter and first nine months of 2009, respectively, compared to the same periods last year.

Vascular closure device net sales increased 2% and 4% during the third quarter and first nine months of 2009, respectively, compared to the same periods last year primarily driven by incremental sales of Radi Medical Systems AB products. Heart valve net sales increased 2% during the third quarter of 2009 and remained flat during the first nine months of 2009 compared to the same prior year periods. Heart valve net sales increased due to increased sales volumes, partially offset by unfavorable foreign currency translation. Net sales of other cardiovascular products increased $20.7 million and $58.2 million during the third quarter and first nine months of 2009, respectively, compared to the same periods last year primarily from incremental sales of pressure measurement guidewires, a product line acquired from Radi Medical System AB, and volume growth of other cardiovascular products.

Atrial Fibrillation

	Three Months Ended			Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008	% Change	October 3, 2009	September 27, 2008	% Change
Atrial fibrillation products	$155,457	$134,964	15.2%	$457,065	$389,238	17.4%

Atrial Fibrillation net sales increased 15% and 17% during the third quarter and first nine months of 2009, respectively, compared to the same periods last year. The increases in AF net sales were driven by volume growth from continued market acceptance of device-based ablation procedures to treat the symptoms of atrial fibrillation and our expanded product offerings. Our access, diagnosis, visualization and ablation products assist physicians in diagnosing and treating atrial fibrillation and other irregular heart rhythms. Foreign currency translation had an unfavorable impact on AF net sales of $4.1 million and $20.5 million during the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008.

Neuromodulation

	Three Months Ended			Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008	% Change	October 3, 2009	September 27, 2008	% Change
Neurostimulation devices	$83,816	$64,460	30.0%	$236,940	$176,602	34.2%

Neuromodulation net sales increased 30% and 34% during the third quarter and first nine months of 2009, respectively, compared to the same prior year periods. The increases in NMD net sales were driven by strong volume growth from both continued market acceptance of our products and growth in the neuromodulation market. Foreign currency translation had an unfavorable impact on NMD net sales of $1.4 million and $5.7 million during the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008.

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended			Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008	% Change	October 3, 2009	September 27, 2008	% Change
Net sales	$1,159,606	$1,084,136	7.0%	$3,477,811	$3,230,634	7.7%

Overall, net sales increased 7% and 8% in the third quarter and first nine months of 2009, respectively, compared to the same prior year periods. Net sales growth was favorably impacted by volume growth, driven primarily by our CRM and AF product sales. Foreign currency translation had an unfavorable impact on net sales for the third quarter and first nine months of 2009 of $29.3 million and $149.1 million, respectively, due primarily to the strengthening of the U.S. Dollar against the Euro. These amounts are not indicative of the net earnings impact of foreign currency translation for the third quarter and first nine months of 2009 due to partially offsetting foreign currency translation impacts on cost of sales and operating expenses.

Net sales by geographic location of the customer were as follows (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales	October 3, 2009	September 29, 2008	October 3, 2009	September 29, 2008
United States	$619,600	$587,784	$1,870,599	$1,707,794
International
Europe	282,820	277,017	867,140	863,895
Japan	119,578	90,923	350,485	276,211
Asia Pacific	67,392	60,631	185,993	176,824
Other (a)	70,216	67,781	203,594	205,910
	540,006	496,352	1,607,212	1,522,840
	$1,159,606	$1,084,136	$3,477,811	$3,230,634

          (a) No one geographic market is greater than 5% of consolidated net sales.

Gross Profit

	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Gross profit	$853,875	$810,210	$2,572,041	$2,408,530
Percentage of net sales	73.6%	74.7%	74.0%	74.6%

Gross profit for the third quarter of 2009 totaled $853.9 million, or 73.6% of net sales, compared to $810.2 million, or 74.7% of net sales, for the third quarter of 2008. Gross profit for the first nine months of 2009 totaled $2,572.0 million, or 74.0% of net sales, compared to $2,408.5 million, or 74.6% of net sales, for the first nine months of 2008. The decrease in our gross profit percentage for both the third quarter and first nine months of 2009 compared to the same periods in 2008 resulted from unfavorable foreign currency translation impacts and our third quarter 2009 special charges, partially offset by productivity improvements.

Selling, General and Administrative (SG&A) Expense

	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Selling, general and administrative	$427,227	$401,325	$1,276,071	$1,184,702
Percentage of net sales	36.8%	37.0%	36.7%	36.7%

SG&A expense for the third quarter of 2009 totaled $427.2 million, or 36.8% of net sales, compared to $401.3 million, or 37.0% of net sales, for the third quarter of 2008. SG&A expense for the first nine months of 2009 totaled $1,276.1 million, or 36.7% of net sales, compared to $1,184.7 million, or 36.7% of net sales, for the first nine months of 2008.

Research and Development (R&D) Expense

	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Research and development expense	$142,224	$131,054	$424,627	$393,144
Percentage of net sales	12.3%	12.1%	12.2%	12.2%

R&D expense in the third quarter of 2009 totaled $142.2 million, or 12.3% of net sales, compared to $131.1 million, or 12.1% of net sales, for the third quarter of 2008. R&D expense in the first nine months of 2009 totaled $424.6 million, or 12.2% of net sales, compared to $393.1 million, or 12.2% of net sales, for the first nine months of 2008. While 2009 R&D expense as a percent of net sales was flat compared to 2008, total R&D expense increased approximately 8% for both the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008. These increases reflect our continuing commitment to fund future long-term growth opportunities. We continue to balance delivering short-term results with our investments in long-term growth drivers.

Special Charges

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Cost of sales special charges	$6,061	$—	$6,061	$—
Special charges	42,394	—	42,394	—
	$48,455	$—	$48,455	$—

During the third quarter of 2009, we incurred special charges totaling $48.5 million primarily related to severance and benefit costs for 469 employees. The terminations consisted of 229 employees in our U.S. and International selling divisions relating to enhancing the efficiency and effectiveness of our sales and customer service operations in these organizations and 240 employees in our manufacturing divisions relating to our continuing efforts to streamline our production activities.

Other Income (Expense), net

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008 (As adjusted)	October 3, 2009	September 27, 2008 (As adjusted)
Interest income	$643	$3,258	$1,720	$10,605
Interest expense	(14,855)	(18,284)	(27,425)	(54,410)
Other	(9,382)	(3,079)	(10,162)	(2,747)
Total other income (expense), net	$(23,594)	$(18,105)	$(35,867)	$(46,552)

During the third quarter of 2009, we determined that the fair value of a cost method investment was below its carrying value and that this impairment was other-than-temporary. As a result, we recognized an $8.3 million investment impairment charge in other income (expense).

The Company’s 2009 retrospective adoption of the convertible debt accounting guidance of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 470, Debt (ASC Topic 470) resulted in non-cash interest expense increases of $13.2 million and $39.2 million to interest expense for the third quarter of 2008 and first nine months of 2008, respectively. See Note 3 to the Condensed Consolidated Financial Statements for further details.

Income Taxes

	Three Months Ended		Nine Months Ended
(as a percent of pre-tax income)	October 3, 2009	September 27, 2008 (As adjusted)	October 3, 2009	September 27, 2008 (As adjusted)
Effective tax rate	23.6%	28.9%	25.9%	29.3%

Our effective income tax rate was 23.6% and 28.9% for the third quarter of 2009 and 2008, respectively, and 25.9% and 29.3% for the first nine months of 2009 and 2008, respectively. The effective tax rate for the first nine months of 2008 was unfavorably impacted by 2.1 percentage points due to the expiration of the Federal Research and Development tax credit (R&D tax credit) at the end of 2007, which was not signed into law until October 2008 when it was made retroactively effective to the beginning of 2008 through 2009. Accordingly, no 2008 benefit from the R&D tax credit was recognized until October 2008.

Our effective tax rates for both the third quarter and first nine months of 2009 were also favorably impacted by 2.9 percentage points and 0.6 percentage points, respectively, from special charges and an investment impairment charge recorded during the third quarter of 2009. Refer to Notes 9 and 12 of the Condensed Consolidated Financial Statements in this Form 10-Q for further details relating to these special charges and investment impairment charge, respectively.

The impact of retrospectively applying the convertible debt accounting guidance of ASC Topic 470 (see Note 3 to the Condensed Consolidated Financial Statements) decreased the previously reported third quarter 2008 effective tax rate from 29.3% to 28.9% and first nine months of 2008 effective tax rate from 29.7% to 29.3%.

LIQUIDITY

We believe that our available borrowing capacity under our long-term committed Credit Facility and related commercial paper program, existing cash balances and future cash generated from operations will be sufficient to meet our working capital, capital investment and debt service requirements over the next twelve months and in the foreseeable future thereafter. Although we believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital, should suitable investment opportunities arise, recent disruptions in the global financial markets may adversely impact the availability and cost of capital.

On July 28, 2009, we issued $700.0 million aggregate principal amount of 5-year, 3.75% Senior Notes that mature on July 15, 2014 and $500.0 million aggregate principal amount of 10-year, 4.875% Senior Notes that mature on July 15, 2019. We used $500.0 million of the proceeds from the issuance of the Senior Notes to repay our outstanding borrowings under our Credit Facility. At October 3, 2009, we had $1.0 billion of available borrowing capacity under our Credit Facility and related commercial paper program. Our short-term credit ratings are A1 from Standard & Poor’s, P2 from Moody’s and F1 from Fitch; additionally, our long-term credit ratings are an A from Standard & Poor’s, a Baa1 from Moody’s and an A from Fitch. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.

At October 3, 2009, a portion of our cash and cash equivalents was held by our non-U.S. subsidiaries. These funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practical to estimate the amount of additional U.S. tax liabilities we would incur.

We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the quarter) increased from 88 days at January 3, 2009 to 94 days at October 3, 2009. Our DIOH (ending net inventory divided by average daily cost of sales for the most recent six months) increased from 160 days at January 3, 2009 to 203 days at October 3, 2009. Special charges to cost of sales in the fourth quarter of 2008 reduced our January 3, 2009 DIOH by 19 days. Special charges to cost of sales in the third quarter of 2009 reduced our October 3, 2009 DIOH by only 2 days. The remaining increase in DIOH is the result of higher inventory levels due to new product introductions and lower than expected third quarter 2009 net sales, resulting from changes in customer purchasing behavior and moderated growth of the CRM market, primarily in the United States.

A summary of our cash flows from operating, investing and financing activities is provided in the following table (in thousands):

	Nine Months Ended
	October 3, 2009	September 27, 2008
Net cash provided by (used in):
Operating activities	$553,377	$648,374
Investing activities	(266,467)	(347,459)
Financing activities	366,497	(109,745)
Effect of currency exchange rate changes on cash and cash equivalents	8,431	(1,022)
Net increase in cash and cash equivalents	$661,838	$190,148

Operating Cash Flows

Cash provided by operating activities was $553.4 million during the first nine months of 2009 compared to $648.4 million during the first nine months of 2008. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, accounts payable, accrued liabilities, and income taxes payable.

Investing Cash Flows

Cash used in investing activities was $266.5 million during the first nine months of 2009 compared to $347.5 million during the same period last year. Our purchases of property, plant and equipment, which totaled $236.3 million and $219.9 million in the first nine months of 2009 and 2008, respectively, primarily reflect our continued investment in our product growth platforms currently in place. During the third quarter of 2008, we acquired EP MedSystems, Inc. for $59.0 million of net cash consideration and St. Jude Medical common stock with a fair value of $36.7 million. Additionally, we acquired Datascope Corporation’s vascular closure business and collagen operations for $21.8 million of net cash consideration. During the first nine months of 2009 and 2008, we also acquired various other businesses involved in the distribution of our products for aggregate cash consideration of $14.8 million and $12.9 million, respectively.

Financing Cash Flows

Cash provided by financing activities was $366.5 million during the first nine months of 2009 compared to $109.7 million of cash used in financing activities during the first nine months of 2008. Our financing cash flows can fluctuate significantly depending upon our liquidity needs, common stock repurchases and the amount of stock option exercises. During the first nine months of 2009, we issued $1.2 billion of Senior Notes, made borrowings of $180.0 million under a 3-year unsecured term loan and repaid all of our commercial paper borrowings (net $19.4 million) and outstanding borrowings of $500.0 million under our $1.0 billion long-term committed Credit Facility. Total net proceeds provided by debt borrowings made in the first nine months of 2009 were $760.1 million compared to no debt borrowings made in the first nine months of 2008. Common stock repurchases were $500.0 million during the first nine months of 2009 and $300.0 million during the first nine months of 2008. Additionally, proceeds from stock options exercised and stock issued, inclusive of the related excess tax benefits, provided $106.5 million and $190.3 million of cash inflows during the first nine months of 2009 and 2008, respectively.

DEBT AND CREDIT FACILITIES

We have a long-term $1.0 billion committed Credit Facility used to support our commercial paper program and for general corporate purposes. Borrowings under this facility bear interest at the United States Prime Rate (Prime Rate) or the United States Dollar London InterBank Offered Rate (LIBOR) plus 0.235%, at our election. In the event over half of the Credit Facility is drawn upon, an additional five basis points is added to the elected Prime or LIBOR rate. The interest rates are subject to adjustment in the event of a change in our credit ratings. There were no outstanding borrowings under the Credit Facility as of October 3, 2009, as we repaid $500.0 million of borrowings in August 2009 with the net proceeds from the issuance of the Senior Notes.

Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. During the first quarter of 2009, we repaid a net $19.4 million of our commercial paper borrowings. As of October 3, 2009, we had no outstanding commercial paper borrowings. Any future commercial paper borrowings would bear interest at the applicable then-current market rates.

In July 2009, we issued $700.0 million aggregate principal amount of 5-year, 3.75% Senior Notes and $500.0 million aggregate principal amount of 10-year, 4.875% Senior Notes, which can be used for general corporate purposes. In August 2009, we used $500.0 million of the net proceeds from the Senior Notes to repay all amounts outstanding under our Credit Facility. In the third quarter of 2009, we used $500.0 million of the net proceeds from the Senior Notes to repurchase outstanding common stock under an authorized share repurchased program. As of October 3, 2009, the outstanding balance of the 2014 Senior Notes was $699.0 million and the outstanding balance of the 2019 Senior Notes was $493.8 million. Interest payments are required on a semi-annual basis. We may redeem the Senior Notes at any time at the applicable redemption price. The Senior Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness.

In December 2008, we entered into a 3-year, unsecured term loan (2011 Term Loan), which can be used for general corporate purposes or to refinance certain other outstanding borrowings of the Company. The 2011 Term Loan bears interest at LIBOR plus 2.0%, although we may also elect the Prime Rate plus 1.0%, which is subject to adjustment in the event of a change in our credit ratings. We are required to make quarterly principal payments in the amount of 5% of the total borrowings. We made quarterly principal payments of $27.0 million in March, June and September 2009. As of October 3, 2009, we had total borrowings of $459.0 million under the 2011 Term Loan.

In December 2008, we entered into a 3-year, Yen-denominated unsecured term loan in Japan (Yen Term Loan) totaling 8.0 billion Japanese Yen (the equivalent of $88.8 million at October 3, 2009 and $88.2 million at January 3, 2009). The borrowings bear interest at the Yen LIBOR plus 2.0%. Interest payments are required on a semi-annual basis and the entire principal balance is due in December 2011. The principal amount recorded on the balance sheet for the Yen Term Loan fluctuates based on the effects of foreign currency translation.

In May 2003, we issued 7-year, 1.02% Yen-denominated notes in Japan (Yen Notes) totaling 20.9 billion Yen (the equivalent of $231.6 million at October 3, 2009 and $230.1 million at January 3, 2009). Interest payments are required on a semi-annual basis and the entire principal balance is due in May 2010. The principal amount for the Yen Notes recorded on our balance sheet fluctuates based on the effects of foreign currency translation.

Our Credit Facility, 2011 Term Loan and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility and 2011 Term Loan require that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 55% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the Credit Facility, 2011 Term Loan, Senior Notes and Yen Notes we also have certain limitations on how we conduct our business, including limitations on additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of October 3, 2009.

SHARE REPURCHASES

On July 21, 2009, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock. We completed the repurchases under the program on September 15, 2009. In total, we repurchased 13.0 million shares for $500.0 million at an average repurchase price of $38.32 per share.

On October 22, 2009, our Board of Directors authorized an additional share repurchase program of up to $500.0 million of our outstanding common stock. As of November 9, 2009, we had repurchased 6.2 million shares for $214.3 million at an average repurchase price of $34.65 per share.

COMMITMENTS AND CONTINGENCIES

We have certain contingent commitments to acquire various businesses involved in the distribution of our products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of October 3, 2009, we could be required to pay approximately $298 million in future periods to satisfy such commitments. A description of our contractual obligations and other commitments is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2008 Annual Report on Form 10-K. We have no off-balance sheet financing arrangements other than that previously disclosed in our 2008 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 7 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. As of October 3, 2009, there have been no significant changes in our contractual obligations and other commitments as previously disclosed in our 2008 Annual Report on Form 10-K other than our debt obligations.

The following schedule presents a summary of our debt obligations as of October 3, 2009 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations reflected in the balance sheet:
Debt obligations (a)	$2,380,929	$404,551	$553,253	$801,250	$621,875

a)

These amounts also include scheduled interest payments on our debt obligations. See Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding our debt obligations.

CAUTIONARY STATEMENTS

In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast”, “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in the sections entitled Off-Balance Sheet Arrangements and Contractual Obligations, Market Risk and Competition and Other Considerations in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2008 Annual Report on Form 10-K and in Part II, Item 1A, Risk Factors of our Quarterly Reports on Form 10-Q for the fiscal quarters ended April 4, 2009 and July 4, 2009 and this Quarterly Report on Form 10-Q as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the list below.

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

13.	Healthcare industry changes leading to demands for price concessions and/or limitations on, or the elimination of, our ability to sell in significant market segments.
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
20.

Conditions imposed in resolving, or any inability to timely resolve, any regulatory issues raised by the FDA, including Form 483 observations or warning letters, as well as risks generally associated with our regulatory compliance and quality systems.

21.

Governmental legislation and/or regulation that significantly impacts the healthcare system in the United States and that results in lower reimbursement for our products, reduces medical procedure volumes or otherwise adversely affects our business and results of operations, including the imposition of an excise tax or other fee on certain medical devices.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since January 3, 2009 in our market risk. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2008 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

As of October 3, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2009.

During the fiscal quarter ended October 3, 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The risks factors identified in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009, as revised in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2009 have not changed in any material respect, except that an additional risk factor is added to read in its entirety as follows:

Our business, financial condition, results of operations and cash flows could be significantly and adversely affected if certain types of healthcare reform programs are adopted and other administration and legislative proposals are enacted into law.

Recently, there have been, and there could continue to be, numerous proposals to implement significant reforms to the healthcare system in the United States. Members of Congress have introduced legislation that will, among other things, reduce Medicare provider reimbursement rates, introduce and/or pilot various new patient care and payment models, including Medicare payment bundling and gain-sharing, and base reimbursement policies and rates on clinical outcomes and the comparative effectiveness and costs of different treatment technologies and modalities. Legislation passed in the U.S. House of Representatives on November 7, 2009 and a draft bill released in the U.S. Senate also include an excise tax on all medical devices, requiring the medical device industry to pay an estimated $20 billion to $40 billion in additional taxes over a period of at least 10 years. President Barack Obama’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce spending and increase taxes. Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives and subsequent regulations, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, if significant changes are made to the healthcare system in the United States, those changes may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially. In addition, if the excise tax or medical device fee contained in any proposed legislation or any other similar tax or fee is enacted into law, our effective tax rate and results of operations would be materially and adversely affected.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On July 22, 2009, the Company announced that its Board of Directors authorized a share repurchase program of up to $500.0 million of the Company’s outstanding common stock. On July 24, 2009, the Company began making share repurchases through transactions in the open market in accordance with applicable securities laws. The Company completed the share repurchases under the program on September 15, 2009. In total, the Company repurchased 13.0 million shares for $500.0 million at an average repurchase price of $38.32 per share.

The following table provides information about the shares repurchased by the Company during the third quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

07/05/09 – 08/01/09	5,512,000	$38.57	5,512,000	$287,404,516
08/02/09 – 09/05/09	6,833,950	38.07	6,833,950	27,224,710
09/06/09 – 10/03/09	701,065	38.83	701,065	—
Total	13,047,015	$38.32	13,047,015	$—

Item 6.	EXHIBITS

4.1

Indenture, dated as of July 28, 2009, between St. Jude Medical, Inc. and U.S. Bank National Association, as Trustee is incorporated by reference to Exhibit 4.1 to St. Jude Medical’s Current Report on Form 8-K filed on July 28, 2009.

4.2

First Supplemental Indenture, dated as of July 28, 2009, between St. Jude Medical, Inc. and U.S. Bank National Association, as Trustee is incorporated by reference to Exhibit 4.2 to St. Jude Medical’s Current Report on Form 8-K filed on July 28, 2009.

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

101

Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended October 3, 2009, filed on November 10, 2009, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

November 10, 2009	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER
Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

4.1

Indenture, dated as of July 28, 2009, between St. Jude Medical, Inc. and U.S. Bank National Association, as Trustee is incorporated by reference to Exhibit 4.1 to St. Jude Medical’s Current Report on Form 8-K filed on July 28, 2009.

4.2

First Supplemental Indenture, dated as of July 28, 2009, between St. Jude Medical, Inc. and U.S. Bank National Association, as Trustee is incorporated by reference to Exhibit 4.2 to St. Jude Medical’s Current Report on Form 8-K filed on July 28, 2009.

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

101

Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended October 3, 2009, filed on November 10, 2009, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text. *

# Filed as an exhibit to this Quarterly Report on Form 10-Q.
* Furnished herewith.