Form 10-K
period 2010-01-02
ST JUDE MEDICAL INC
filed 2010-03-02
CIK 203077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

Commission File Number: 1-12441

ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One St. Jude Medical Drive	(651) 756-2000
St. Paul, Minnesota 55117	(Registrant’s telephone number,
(Address of principal executive	including area code)
offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($.10 par value)	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐         No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $13.7 billion at July 2, 2009 (the last trading day of the registrant’s most recently completed second fiscal quarter), when the closing sale price of such stock, as reported on the New York Stock Exchange, was $39.34 per share.

The registrant had 325,431,377 shares of its $0.10 par value Common Stock outstanding as of February 19, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Shareholders for the fiscal year ended January 2, 2010, are incorporated by reference into Parts I and II. Portions of the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

We aggregate our four operating segments into two reportable segments based primarily upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Our performance by reportable segment is included in Note 14 of the Consolidated Financial Statements in the Financial Report included in our 2009 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

We utilize a 52/53-week fiscal year ending on the Saturday nearest December 31st. Fiscal year 2009 and 2007 consisted of 52 weeks and ended on January 2, 2010 and December 29, 2007, respectively. Fiscal year 2008 consisted of 53 weeks and ended on January 3, 2009, with the additional week reflected in our fourth quarter 2008 results.

The table below shows net sales and percentage of total net sales contributed by each of our four operating segments for the fiscal years 2009, 2008 and 2007:

Net Sales (in thousands)	2009	2008	2007
Cardiac Rhythm Management	$2,769,034	$2,701,463	$2,368,081
Cardiovascular	953,620	862,136	790,630
Atrial Fibrillation	627,853	545,512	410,672
Neuromodulation	330,766	254,140	209,894
	$4,681,273	$4,363,251	$3,779,277

Percentage of Total Net Sales	2009	2008	2007
Cardiac Rhythm Management	59.1%	61.9%	62.7%
Cardiovascular	20.4%	19.8%	20.9%
Atrial Fibrillation	13.4%	12.5%	10.9%
Neuromodulation	7.1%	5.8%	5.5%

Principal Products
Cardiac Rhythm Management: CRM focuses on the research, development and manufacture of products for cardiac arrhythmias, or irregular heart beats. In 2009, we introduced multiple new products, including ICDs to provide life-saving therapy to patients suffering from lethal heart conditions, such as sudden cardiac arrest; cardiac resynchronization therapy (CRT) devices to save and improve the lives of heart failure (HF) patients; pacemakers to help people whose hearts beat too slowly or who suffer from other cardiac arrhythmias; and leads (wires that connect our devices to the heart) to carry electrical impulses to the heart and provide information to the device from the heart. CRM also develops and markets programmers and remote monitoring equipment that are used by physicians and healthcare professionals to program and analyze data from our devices for the management of their patients.

Our ICDs and cardiac resynchronization therapy defibrillator (CRT-D) devices treat patients with hearts that beat inappropriately fast, a condition known as tachycardia. ICDs monitor the heartbeat and deliver high energy electrical impulses, or “shocks,” to terminate ventricular tachycardia (VT) and ventricular fibrillation (VF). In VT, the lower chambers of the heart contract at an abnormally rapid rate and typically deliver less blood to the body’s tissues and organs. VT can progress to VF, in which the heart beats so rapidly and erratically that it can no longer pump blood. ICDs are typically implanted pectorally, below the collarbone, and connected to the heart by leads.

In 2009, we received approval (U.S. Food and Drug Administration (FDA) approval in January 2009 and European CE Mark approval in August 2009) of our SJ4 connector system that allows a single defibrillation lead connection between an ICD or CRT-D device and the leads that send electrical impulses to the heart. The SJ4 connector system, which includes the Durata® SJ4 defibrillation lead and the Current® ICD or Promote® CRT-D families, reduces the procedure time and volume of leads implanted in the chest cavity.

Our Current Accel™, Promote Accel™, and AnalyST Accel™ devices (European CE Mark approval in March 2009) are designed to adjust settings automatically to further enhance patient safety and minimize scheduled patient follow-ups. In addition, the AnalyST Accel™ devices represent our second generation ICD devices capable of continuously monitoring the electrical charges between heartbeats, providing physicians insight into clinical events to help improve patient management.

Our Current Plus™ and Promote Plus™ devices (FDA approval in February 2009) include several new features that provide physicians more options for customizing therapy for patients with potentially lethal heart arrhythmias and heart failure. In addition, our product portfolio includes the Current™ RF (radio frequency) VR/DR (single chamber/dual chamber) ICDs and Promote™ RF CRT-D (FDA approval in November 2007). These devices are available in both standard and high energy versions and feature wireless telemetry. Other ICD offerings include the Epic® II+ DR (FDA approval in March 2006) and high energy Atlas® II+ DR and Atlas® II VR/DR ICDs (FDA approval in July 2006) that offer our vibratory patient alert feature designed for greater patient safety and enhanced telemetry speeds to facilitate faster patient follow-ups. Other CRT-D product offerings include the Epic® II HF (FDA approval in March 2006) and high energy Atlas® II HF CRT-Ds (FDA approval in July 2006), which both contain the same unique patient vibratory alert and enhanced telemetry technology found in our Atlas® II VR/DR family of ICDs.

The St. Jude Medical QuickOpt™ Timing Cycle Optimization technology (FDA approval in July 2006) provides for automatic optimized ventricle to ventricle (V-V) and atria to ventricle (A-V) timing in all St. Jude Medical CRT-Ds and dual-chamber ICDs.

Our ICDs are used with the single- and dual-shock electrode transvenous defibrillation leads. Our latest ICD lead offerings include the Durata™ SJ4 (FDA approval in April 2009) and Durata™ high voltage lead (FDA approval in January 2008), which features a soft silicone tip and curved right-ventricular (RV) coil designed to further improve implant performance. The Durata™ leads, along with the Riata® ST Optim™ leads (FDA approval in July 2006), are small-diameter ICD leads and feature our exclusive Optim™ insulation material that combines the durability of polyurethane and the softness of silicone. Optim™ insulation material was designed specifically for high- and low-voltage cardiac pacing leads. The Riata® leads are an advanced family of small-diameter, steroid-eluting, active or passive fixation defibrillation leads. The Riata® integrated bipolar single- and dual-shock leads were FDA approved and launched in April 2004 and received European CE Mark approval in May 2004.

Our QuickSite® Bipolar Model 1056T LV (left ventricle) lead was launched in Europe in December 2004 and in the United States in mid-2005. In December 2007, we released the QuickFlex™ family of LV leads in the United States and Europe. We received European CE Mark approval in September 2008 for our QuickFlex µ (micro) LV lead. Additionally, we received European CE Mark approval in April 2009 for our CPS Aim® SL slittable inner catheter subselector, designed to offer safer, more efficient implantation procedures and therapy delivery for patients with heart failure. We also provide additional tools for placement of LV leads that include the CPS Direct™, CPS Aim™, CPS Luminary™, CPS Duo™, CPS Courier™ guidewires, and the CPS Venture™ wire control catheter.

Our pacemakers treat patients with hearts that beat too slowly, a condition known as bradycardia. Similar to ICDs, pacemakers are typically implanted pectorally, monitor the heart’s rate and, when necessary, deliver low-voltage electrical impulses that stimulate an appropriate heartbeat. Single-chamber pacemakers sense and stimulate only one chamber of the heart (atrium or ventricle), while dual-chamber devices can sense and pace in both the upper atrium and lower ventricle chambers. Biventricular pacemakers can sense and pace in three chambers (atrium and both ventricle chambers).

In 2009, we received approval (European CE Mark approval in April 2009 and FDA approval in July 2009) of our Accent™ RF pacemaker and Anthem™ RF CRT-P (cardiac resynchronization therapy pacemaker). The Accent™ and Anthem™ product family features RF telemetry that enables secure, wireless communication between the implanted device and the programmer used by the clinician, utilizing wireless telemetry from implant through follow-up, allowing for more efficient and convenient care and device management.

Our other pacing products include the Zephyr™ family of pacemakers, Victory® product line as well as Team ADx® pacemakers, a group comprised of the Identity® ADx, Integrity® ADx and Verity™ ADx families of devices.

The Zephyr™ family of pacemakers (FDA approval in May 2007) includes automaticity features to simplify device follow-up. All standard follow-up tests may be done automatically by the device. The Zephyr™ family of pacemakers includes functionality to reduce unnecessary ventricular pacing.

The Victory® line (FDA approval in December 2005), which includes the Victory® and Victory® XL family models, provide the enhancements of previous St. Jude Medical families while adding new capabilities. New capabilities include automatic P-wave and R-wave measurements with trends, lead monitoring and automatic polarity switch, follow-up electrograms, Ventricular Intrinsic Preference (VIPTM) to reduce right ventricle pacing and a ventricular rate during automatic mode switch histogram.

The Identity® DR and Identity® XL DR devices were approved by the FDA in November 2001, with the rest of the Team ADx™ devices receiving FDA approval in May 2003. The Team ADx devices received European CE Mark approval in August 2003. The Identity® ADx family models maintain the therapeutic features of previous St. Jude Medical pacemakers, including the AF Suppression™ algorithm and the Beat-by-Beat™ AutoCapture™ Pacing System. This family offers atrial tachycardia and atrial fibrillation arrhythmia diagnostics. These features are designed to help physicians better manage pacemaker patients suffering from atrial fibrillation— the world’s most common cardiac arrhythmia. We also offer the Microny® II SR+ and Microny® K. These small-sized pacemakers are available worldwide. Another pacemaker, the Regency®, is offered outside of the United States.

All of our available pacemaker families offer the unique Beat-by-Beat™ AutoCapture™ Pacing System. The AutoCapture™ Pacing System enables the pacemaker to monitor every paced beat to verify that the heart has been stimulated (known as capture), delivers a back-up pulse in the event of noncapture, continuously measures threshold (the amount of voltage necessary to stimulate the heart muscle), and makes adjustments in energy output to match changing patient needs. In addition, the Identity® ADx, Integrity® ADx and Identity® pacemakers include the St. Jude Medical AF Suppression™ Algorithm.

Our current pacing leads include the Optisense™ Optim, Optisense™, Tendril® STS, Tendril® ST Optim, Tendril ST, and Tendril® SDX (models 1688, 1488, 1788 and 1782) lead families and the IsoFlex® Optim, IsoFlex® S, IsoFlex P and Passive Plus® DX passive-fixation lead families, all available worldwide. All of these lead families feature steroid elution, which helps suppress the body’s inflammatory response to a foreign object. Our Optisense™ leads offer an electrode spacing technology that has been clinically proven to significantly reduce far-field over-sensing and inappropriate mode switching.

Our CRM devices interact with an external device referred to as a programmer. A programmer has two general functions. First, a programmer is used at the time of implant to establish the initial therapeutic settings of these devices as determined by the physician. A programmer is also used for follow-up patient visits, which usually occur every three to twelve months based on patient need, to download stored diagnostic information from the implanted device for physicians to verify appropriate therapeutic settings. Since the introduction of programmable pacemakers, all pacemaker manufacturers, including St. Jude Medical, have retained title to their programmers, which are used by their field sales force or by physicians and nurses or technicians.

In April 2006, we received FDA approval for the first software module of our Merlin™ Patient Care System, a universal programmer for St. Jude Medical ICDs and pacemakers. This completely redesigned programmer has a larger display, builtin full-size printer, touch screen and advanced new user interface. The programmer is a result of detailed customer research activities to optimize ease of use and to set new standards for efficient and effective in-clinic follow-up. This programmer has had several software updates since release to extend capabilities and support new products and markets. In 2008, the programmer was updated to include Japanese and Mandarin Chinese language support.

The St. Jude Medical Model 3510 universal series pacemaker and ICD programmer is an easy-to-use programmer that supports our pacemakers and ICDs. The Model 3510 universal series programmer allows the physician to utilize the diagnostic and therapeutic capabilities of our pacemakers and ICDs.

In addition to the programmer, physicians can monitor implanted devices and patient status using the Merlin.netTM Patient Care Network. The latest version of this system (v4.0) was launched in the United States in November 2009. This system allows patients to use their home transmitters to send data stored in devices to an internet site for retrieval by their physician through standard analog or DSL telephone lines. Physicians can better manage their increased number of ICD and pacemaker patients by conducting remote follow-up sessions and using alerts of clinically important events, thereby increasing efficiency and reducing risks for the patient. Additionally, patient flexibility is enhanced by the reduction in the number of office visits required and the ability to have a physician quickly interrogate device data whenever symptoms warrant.

In 2008, we launched the Merlin@home line of RF transmitters (FDA approval in July 2008 and European CE Mark approval in September 2008). The RF technology enables daily monitoring and scheduled remote follow-ups to occur in the patient’s home without any required activity by the patient after the unit has been installed.

Cardiovascular: Our Cardiovascular Division focuses on both the cardiology and cardiac surgery therapy areas. We offer both mechanical and tissue replacement heart valves as well as heart valve repair products. Additionally, we offer specialized disposable interventional devices, including vascular closure devices, compression assist devices, percutaneous catheter introducers, diagnostic guidewires (including guidewires providing physiological lesion assessment) and temporary bipolar pacing catheters.

Heart valve replacement or repair may be necessary because the native heart valve has deteriorated due to congenital defects or disease. Heart valves facilitate blood flow from the chambers of the heart throughout the entire body. St. Jude Medical® mechanical heart valves have been implanted in over 1.8 million patients worldwide. The SJM Regent® mechanical heart valve was approved for sale in Europe in December 1999 and received FDA approval for U.S. market release in March 2002. We market both the Epic™ and Biocor® stented tissue heart valves. The Epic™ stented tissue valve is identical in design to the Biocor® stented tissue valve but also incorporates an anti-calcification treatment, designed to protect against tissue mineralization or hardening. In 2009, we successfully completed U.S. enrollment of our Trifecta™ stented tissue heart valve United States Investigational Device Exemption (IDE) clinical trial.

Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral heart valves. We offer a line of heart valve repair products, including the semi-rigid SJM® Séguin annuloplasty ring, the fully flexible SJM Tailor® annuloplasty ring and a St. Jude Medical® rigid saddle-shaped annuloplasty ring. In 2009, we launched the Attune® flexible annuloplasty ring, designed specifically for those physicians who prefer flexible rings for the treatment of ischemic heart disease and use the ring in conjunction with robotic or other minimally invasive surgical tools.

Our vascular closure devices are used to close radial and femoral artery puncture sites following percutaneous coronary interventions, diagnostic procedures and certain peripheral procedures. Active or passive (manual) compression is utilized to assist in closing artery puncture sites. Our active closure devices include our Angio-Seal™ product offering. Most recently, we launched the Angio-SealTM Evolution vascular closure system in the U.S. and most international geographies. In addition to the performance and ease of use benefits offered from prior versions of Angio-SealTM, Angio-SealTM Evolution features automated collagen compaction – thus making it easier for the clinician to ensure immediate arterial hemostasis and rapid deployment of the device. Prior versions of Angio-Seal™, Angio-SealTM VIP and Angio-SealTM STS Plus continue to generate revenue in our active closure product offering.

We estimate that manual compression is utilized in approximately two-thirds of all vascular closure cases. As a result of our 2008 Radi Medical Systems acquisition, we now have compression assist device product offerings, expanding our market presence and addressing the vascular closure preferences of all physicians. Our compression assist device offerings include both the RadiStop® and FemoStop® manual compression systems that arrest bleeding of the radial and femoral arteries, respectively. External compression devices are often used to maintain pressure on the arteriotomy in order to facilitate hemostasis.

In coronary disease diagnosis and intervention, an emerging treatment model involves the use of tools for physiologic lesion assessment rather than sole reliance on contrast-enhanced angiography. In this treatment model, blood flow through a stenotic coronary lesion is measured with a special purpose coronary guidewire containing a pressure sensor. We now market PressureWire® Certus, which provides precise measurements of intravascular pressure during a cardiovascular procedure and helps aid physicians in determining the most beneficial lesions to treat. At the October 2009 Transcatheter Cardiovascular Therapeutics conference, two-year results from the pivotal Fractional flow reserve versus Angiography in Multivessel Evaluation (FAME) study were presented which demonstrated continued reductions in mortality, morbidity, stent utilization and procedural cost when PressureWire® Certus was employed to guide the physician decision-making process. PressureWire® Certus has regulatory approval in Europe and Japan as well as FDA approval in the United States.

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

Our access products enable clinicians to facilitate the percutaneous delivery of diagnostic and ablation catheters to areas of the heart where arrhythmias occur. These products include, among others, our Swartz™ and Swartz™ Braided Transseptal fixed-curve introducers, which are designed to guide catheters to precise locations in the right and left atria. In addition, our Agilis™ NxT Steerable Introducer (FDA approval in July 2006) enables flexible mobility and stability of catheters in the heart while reducing the outside diameter of the introducer.

For diagnosing arrhythmias percutaneously, we offer a portfolio of fixed-curve and steerable catheters. Our Response™, Supreme™ and Inquiry™ fixed curve catheters gather electrical information from the heart that indicates what may be causing an arrhythmia and/or help locate its source. Our steerable product lines include Livewire™ and Reflexion™, which allow clinicians to move the catheter tip in precise movements in order to diagnose the more anatomically challenging areas within the heart. Our Reflexion™ Spiral (FDA approval in October 2006) and Inquiry™ Optima™ PLUS (FDA approval in March 2006) are circular mapping catheters that enable the physician to check for electrical isolation of the pulmonary vein openings during an AF ablation procedure. The Reflexion HD™ (FDA approval in January 2009) is a high-density, circular mapping catheter that is designed to leverage the mapping capabilities of the EnSite™ System to create accurate high-density geometries and detailed electrical maps. In addition, our EnSite Array™ non-contact mapping catheter works with the EnSite® System and EnSite Velocity™ System, enabling physicians to quickly map complex and unstable arrhythmias in a single heartbeat without touching the walls of the patient’s heart.

In 2008, we also entered the market for implantable cardiac monitors with the release of our Confirm™ device (FDA approval and CE Mark approval in September 2008). This small implantable device is designed to help physicians monitor for abnormal cardiac conditions.

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

Our EnSite® System is a mapping and navigation system that, when used in conjunction with the EnSite® Array™ non-contact mapping catheter or EnSite NavX™ navigation and visualization technology, creates three-dimensional (3D) cardiac models, shows catheters moving within those models, and allows physicians to map and visualize electrical activity in the heart. In 2009, we introduced the EnSite Velocity™ System which provides a more streamlined workflow for the procedure and offers an intuitive user interface. There are also several important new capabilities in the EnSite Velocity™ System. The OneMap™ Tool helps create detailed chamber models more quickly with more information and the RealReview™ function allows the user to view live and pre-recorded cardiac models and electrical maps simultaneously. In 2008, we launched the EnSite® System Version 8.0 software platform, which enables the creation of cardiac models with a higher level of detail while also providing improved reproducibility as well as several new approaches to visually present arrhythmia patterns. In 2007, we launched the EnSite Fusion™ Registration Module, a software expansion module for our EnSite® System that registers the EnSite NavX™ 3D model to a segmented computed tomography (CT) image of cardiac anatomy, allowing for additional detailed levels of cardiac anatomy to be visualized and navigated within one image during an ablation procedure.

In December 2008, we acquired privately-held MediGuide, Inc. (MediGuide), a development-stage company that had been focused on developing its Medical Positioning System (gMPSTM) technology for localization and tracking capability for interventional medical devices. In 2009, we focused our development efforts on integrating the gMPSTM technology with our diagnostic and ablation catheters and our EnSite VelocityTM platform.

We offer two general ablation product lines which focus on disabling abnormal tissue that causes or perpetuates arrhythmias: ablation catheters, which are used as part of a percutaneous procedure and are designed to apply RF energy to the inside of the heart; and surgical cardiac ablation devices, which are used to ablate cardiac tissue from the epicardium (outside the heart).

Our standard non-irrigated tip ablation catheters include our Livewire™ TC Ablation Catheters uni- and bi-directional models that offer stability and excellent tissue contact with cardiac tissue. Our Safire™ (4mm and 5mm) and Safire TX (8mm) Bi-directional Ablation Catheter product line offers a comprehensive range of catheter tip sizes (4mm and 5mm catheter tips, FDA approval in August 2006, and 8mm catheter tip, FDA approval in October 2007) and curve configurations and is built on our ComfortGrip™ handle platform that is designed for physician comfort and control during EP procedures. Our Therapy™ 4mm and 8 mm tip standard catheter lines provide a range of curve options and temperature control. When used with our IBI-1500 series Cardiac Ablation Generators, power can be effectively managed for the creation of longer ablation lines. In addition to the standard (non-irrigated) tip ablation catheters, we also offer the open-irrigated tip Therapy Cool Path™ ablation catheter. The Therapy Cool Path™ catheter features holes at the tip of the catheter that allow infused saline to circulate around the tip during therapy delivery. The ability to infuse saline allows the tip to be cooled and lessens the potential for char or thrombus to form during ablation.

Our surgical cardiac ablation product line, the Epicor™ Cardiac Ablation System (Epicor™ System), creates cardiac ablation lesions by applying high intensity focused ultrasound (HIFU) to the outside of a beating heart without the need to put the patient on a heart-lung bypass machine. The primary components of the Epicor™ System include the Epicor™ Ablation Control System that generates and controls the ultrasound energy, the UltraCinch™ Ablation Device (FDA approval in May 2004) that creates circumferential lesions in cardiac tissue and the UltraWand™ Handheld Ablation Device (FDA approval in February 2004) that allows for additional linear lesions to be created.

Neuromodulation: The neuromodulation market has two main categories of treatment: neurostimulation, in which an implantable device delivers electrical current directly to targeted nerve sites, and implantable drug infusion systems, in which an implanted pump delivers drugs through a catheter directly to targeted nerve sites. All of our Neuromodulation product offerings provide neurostimulation treatment.

Neurostimulation for the treatment of chronic pain involves delivering low-level electrical impulses via an implanted device (sometimes referred to as a “pacemaker for pain”) directly to the spinal cord or peripheral nerves. This stimulation interferes with the transmission of pain signals to the brain and inhibits or blocks the sensation of pain felt by the patient. The patient’s sensation of pain is replaced with a sensation called paresthesia, which is often described as a tingling or massaging sensation. Neurostimulation for chronic pain is generally used to manage sharp, intense and constant pain arising from nerve damage or nervous system disorders. A neurostimulation system typically consists of four components: a pulse generator/receiver that produces the electric current and is implanted under the patient’s skin; leads that carry the electrical impulses to the targeted nerve sites; a patient remote that enables the patient to control their therapy within prescribed ranges, and a clinician programmer that is used to program the power supply with individualized therapy for the patient. Clinical results demonstrate that many patients who are implanted with a neurostimulation system experience a substantial reduction in pain, an increase in activity level, a reduction in use of narcotics and a reduction in hospitalization.

We offer a wide array of neurostimulation systems including rechargeable implantable pulse generators (IPGs), primary cell implantable pulse generators and RF powered systems. We currently market three neurostimulation product platforms worldwide: the Eon™ IPG family, which include rechargeable and primary cell battery models, Genesis™ primary cell IPG systems and Renew™ RF systems.

The Eon™ family of IPG’s includes the Eon™, Eon Mini™ and EonC™ IPG. The Eon™ rechargeable IPG is a 16-contact IPG with a high capacity battery. It offers a broad range of options to help the clinician maximize success in managing chronic pain. The Eon™ IPG provides enhanced longevity between recharges, allowing patients added flexibility in their recharging schedule. It is FDA approved to operate at least 24 hours between recharges for 10 years at high settings. The device is designed to provide consistent pain therapy.

The Eon Mini™ rechargeable 16-contact IPG’s small size offers the potential for alternative placement options, which helps clinicians treat a variety of patients. It is FDA-approved to operate at least 24 hours between recharges for 10 years at high settings – a long battery life for its small size. The Eon Mini IPG is well-suited for patients with smaller body mass and low to high power requirements.

The EonC™ primary cell IPG features a large-capacity battery and constant current pulse delivery for consistent, low-maintenance therapy. It is well-suited for patients with low to medium power requirements and those who prefer the simplicity of a non-rechargeable IPG.

The Genesis™ family of IPGs offer a high battery capacity-to-size ratio and flexibility in addressing diverse pain patterns. The GenesisXP™ IPG system offers a greater battery capacity, resulting in enhanced longevity and/or additional power to treat more complex pain. Conventional IPGs, such as Genesis™ and GenesisXP™, are well-suited for patients with relatively simple pain or modest power requirements and for patients who would have difficulty managing a rechargeable system or a RF system.

The Renew™ RF system features a small implanted RF receiver/pulse generator, leads and a transmitter containing a power source that is worn externally. The system is powered with the help of an antenna that is attached to the patient’s skin with a removable belt or an adhesive pad. As the Renew™ system has a rechargeable, external power source, we believe it is best suited for patients with complex, changing or multi-extremity pain patterns that require higher power levels for treatment when battery management, even with a rechargeable system, is problematic.

Each of our generator systems work with a corresponding patient remote. The remote controller enables the patient to control their therapy intensity and location with simple adjustments, enabling the patient to control their pain. The controllers work by wirelessly communicating to the implanted generator to adjust the patient’s stimulation parameters.

In combination with our wide array of generators, we market a broad variety of leads which are intended to give clinicians the flexibility to meet a range of patient needs. Our leads can be divided into two types: percutaneous and paddle leads. Our percutaneous leads consist of the 8-contact Octrode™ and 4-contact Quattrode™ lead designs. Our paddle lead offering consists of the Lamitrode™ family of leads. This family includes the Lamitrode™ 88 lead, which consists of single and dual column paddle leads that provide up to two vertebral segments of coverage; Tripole™ leads, which feature a three-column electrode array that is designed to focus stimulation more precisely for enhanced targeting of low back pain; S-Series™ leads, which feature a small profile that is intended to ease insertion, and an integrated stylet that is engineered to improve steering and control during implantation; and C-Series™ leads, shaped to mimic the curve of the epidural space of the spine and designed to facilitate lead placement and reduce lead migration. In 2009, we received FDA approval for our Penta™ paddle lead, a five column lead, designed to provide enhanced stimulation control and specificity for focused stimulation therapy.

Our systems are programmed with our Rapid Programmer™ platform. This system enables clinicians to efficiently test patients intra-operatively and program patients post-operatively. The Rapid Programmer™ is a palm-sized programmer that features a touch screen interface clinicians can navigate to create multiple programs customized for the patient. Using the foundation of our Dynamic MultiStim™ technology for real time adjustments of multiple pain areas simultaneously, we are now adding MultiSteering™. This new technology was released at the end of 2009 (FDA approval in 2009) and simplifies the programming of complex multi-focal pain by using an optimized current steering algorithm that is designed for more thorough and efficient programming sessions.

The neurostimulation market continues to develop. Deep brain stimulation (DBS) for motor disorders (e.g. Parkinson’s disease and essential tremor) continues to grow and potential new indications such as DBS for depression, obesity and occipital stimulation for migraine, continue to be investigated. In early 2009 we began a limited release in Europe of the Libra™ and LibraXP™ DBS systems for treating the symptoms of Parkinson’s disease, a neurological disorder that progressively diminishes a person’s control over his or her movements and speech. The Brio™ IPG, a small, long lasting rechargeable DBS device, and the Guardian™ burr hole cap were introduced to the European market for the treatment of Parkinson’s disease. These systems in Europe are our first approved products in the DBS market (CE mark approval in 2009). We have completed enrollment of the U.S. Parkinson’s Disease and Migraine Headache pivotal trials and continue to collect follow up data. Additionally, we continue to enroll patients in two other pivotal trials to investigate the safety and efficacy of the Libra™ DBS system for essential tremor and depression in patients for whom current available treatments are not effective. The BROADEN™ (BROdmann Area 25 Deep brain Neuromodulation) depression study is currently enrolling at a limited number of sites. Other potential indications are in various stages of evaluation, regulatory review and trial.

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

The cardiovascular market is also highly competitive with numerous competitors. The majority of our sales are generated from our vascular closure devices and heart valve replacement and repair products. We continue to hold the number one market position in the vascular closure device market; however, the market for vascular closure devices is highly competitive and there are several companies in addition to St. Jude Medical that manufacture and market these products worldwide. Our primary vascular closure device competitor is Abbott Laboratories. Additionally, we anticipate other large companies will enter this market in the coming years, which will increase competition. The cardiovascular market also includes cardiac surgery products such as mechanical heart valves, tissue heart valves and valve repair products, which are also highly competitive. We are the world’s leading manufacturer and supplier in the mechanical heart valve market. Our principal competitors in the mechanical heart valve market are Sorin CarboMedics, ATS Medical, Inc. and several smaller manufacturers. In the tissue heart valve market, we compete against two principal tissue heart valve manufacturers – Edwards Lifesciences Corporation (Edwards Lifesciences) and Medtronic – as well as many other smaller manufacturers. Cardiac surgery therapies continue to shift from mechanical heart valves to tissue valves and repair products. Other competitors such as Edwards Lifesciences manufacture transcatheter heart valves that are marketed to patients who may be too frail for traditional heart valve surgery.

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

Research and Development
We are focused on the development of new products and on improvements to existing products. R&D expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of certain new products and processes and to maintain the highest quality standards with respect to our existing products. Our R&D expenses were $559.8 million (12.0% of net sales) in 2009, $531.8 million (12.2% of net sales) in 2008 and $476.3 million (12.6% of net sales) in 2007. Although our R&D expenses have decreased as a percent of net sales in recent years, total R&D expense continues to increase each year, reflecting our continuing commitment to fund future long-term growth opportunities. We also recognized $5.8 million and $319.4 million of purchased in-process research and development expense in 2009 and 2008, respectively, in connection with the purchase of certain intellectual property assets in 2009 and acquisitions completed in 2008.

Acquisitions
In addition to generating growth internally through our own R&D activities, we also make strategic acquisitions and investments to access new technologies and therapy areas. We expect to continue to make acquisitions and investments in future periods to strengthen our business.

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

On December 22, 2008, we completed the acquisition of MediGuide for $285.2 million in net consideration. MediGuide was a development-stage company based in Haifa, Israeli and has been focused on developing its Medical Positioning System (gMPSTM) technology for localization and tracking capability for interventional medical devices. We plan to expend additional R&D efforts to achieve technological feasibility for this technology. MediGuide has become part of our Atrial Fibrillation division.

Marketing and Distribution
Our products are sold in more than 100 countries throughout the world. No distributor organization or single customer accounted for more than 10% of 2009, 2008 or 2007 consolidated net sales.

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

International Operations
Our net sales and long-lived assets by significant geographic areas are presented in Note 14 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2009 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

Our international business is subject to special risks such as: foreign currency exchange controls and fluctuations; the imposition of or increase in import or export duties, surtaxes, tariffs or customs duties; the imposition of import or export quotas or other trade restrictions; foreign tax laws and increased costs associated with overlapping tax structures; longer accounts receivable cycles; and other international regulatory, economic, legal and political problems. Such risks are further described in Item 1A, Risk Factors of this Form 10-K. Currency exchange rate fluctuations relative to the U.S. Dollar can affect reported consolidated net sales and net earnings. See the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2009 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

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

The United States Anti-kickback law generally prohibits payments to physicians or other purchasers of medical products under federal health care programs, including Medicare and Medicaid, as an inducement to purchase a product. Many states and foreign countries have similar laws. We subscribe to the AdvaMed Code of Ethics (AdvaMed is a U.S. medical device industry trade association) which limits certain marketing and other practices in our relationships with product purchasers. We also adhere to many similar codes in countries outside the United States. In addition, we have in place and are continuously improving our internal business integrity and compliance program and policies.

Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of such information. In particular, the U.S. Department of Health and Human Services has issued patient privacy and security standards for electronic heath information under the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (HIPAA). These HIPAA privacy and security standards govern the use and disclosure of protected health information by “covered entities,” which are healthcare providers that submit electronic claims, health plans and healthcare clearinghouses. Our employee health benefit plans are considered ‘covered entities’ and therefore are subject and adhere to the HIPAA privacy and security standards. Additionally, our Merlin.net Patient Care Network system adheres to the privacy and security standards set forth in HIPAA. Failure to comply with HIPAA or any state or foreign laws regarding personal data protection may result in significant fines or penalties and/or negative publicity.

Some medical device regulatory agencies have considered and are considering whether to continue to permit the sale of medical devices that incorporate any bovine material because of concerns about Bovine Spongiform Encephalopathy (BSE), sometimes referred to as “mad cow disease,” a disease which has sometimes been transmitted to humans through the consumption of beef. We are not aware of any reported cases of transmission of BSE through medical products. Some of our products such as Angio-Seal™ use bovine collagen. In addition, some of the tissue heart valves we market incorporate bovine pericardial material. We are cooperating with the regulatory agencies regarding these issues.

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

We are currently the subject of various product liability claims, including several lawsuits which may be allowed to proceed as class actions in Canada. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. In addition, product liability claims may be asserted against us in the future, relative to events that are not known to management at the present time.

Insurance
For the period from June 15, 2008 through June 15, 2009, we maintained product liability policies which provided $350 million of insurance coverage, with a $50 million per occurrence deductible or a $100 million deductible if the claims were deemed an integrated occurrence under the policies. However, we allowed such product liability policies to lapse, and consistent with industry practice, do not currently maintain or intend to maintain any insurance policies with respect to product liability in the future. This decision was made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insured retentions, increasing number of coverage limitations and high insurance premium rates. We will continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage in the future. We believe that our self-insurance program, which is based on historical loss trends, will be adequate to cover future losses, although we can provide no assurances that this will remain true as historical trends may not be indicative of future losses. These losses could have a material adverse impact on our consolidated earnings, financial condition or cash flows.

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

Employees
As of January 2, 2010, we had approximately 14,000 employees worldwide. Our employees are not represented by any labor organizations, with the exception of certain employees in Sweden and France. We have never experienced a work stoppage as a result of labor disputes. We believe that our relationship with our employees is generally good.

Executive Officers of the Registrant
The following is a list of our executive officers as of February 24, 2010. For each position, the dates in parentheses indicate the year during which each executive officer began serving in such capacity.

Name	Age	Position

Daniel J. Starks	55	Chairman (2004), President (2001) and Chief Executive Officer (2004)

John C. Heinmiller	55	Executive Vice President (2004) and Chief Financial Officer (1998)

Michael T. Rousseau	54	Group President (2008) and President, U.S. Division (2009)

Frank J. Callaghan	56	President, Cardiovascular (2008)

Christopher G. Chavez	54	President, Neuromodulation (2005)

Eric S. Fain, M.D.	49	President, Cardiac Rhythm Management (2007)

Denis M. Gestin	46	President, International (2008)

Jane J. Song	47	President, Atrial Fibrillation (2004)

Behzad (Ben) Khosravi	53	Vice President, Global Quality (2009)

Angela D. Craig	38	Vice President, Corporate Relations (2006)

Pamela S. Krop	51	Vice President (2006), General Counsel (2006) and Corporate Secretary (2006)

Thomas R. Northenscold	52	Vice President, Information Technology (2007) and Chief Information Officer (2007)

Donald J. Zurbay	42	Vice President (2006) and Corporate Controller (2004)

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

Mr. Rousseau joined St. Jude Medical in 1999 as Senior Vice President, Cardiac Rhythm Management Global Marketing. In August 1999, Cardiac Rhythm Management Marketing and Sales were combined under his leadership. In January 2001, he was named President, U.S. Cardiac Rhythm Management Sales, and in July 2001, he was named President, U.S. Division, a position Mr. Rousseau held until January 2008, when he was promoted to Group President, initially responsible for the Company’s four product divisions. In November 2009, Mr. Rousseau’s Group President responsibilities were realigned, with the Company’s Cardiac Rhythm Management Division and U.S. Division reporting directly to him. Mr. Rousseau was also named President, U.S. Division.

Mr. Callaghan joined St. Jude Medical as Vice President of Research and Development for the Atrial Fibrillation Division in January 2005 as part of the ESI acquisition. From 1995 to 2005, Mr. Callaghan served as Vice President of Research and Development for ESI. In January 2008, he was promoted to President, Cardiovascular Division.

Mr. Chavez serves as President, Neuromodulation Division, as a result of our acquisition of Advanced Neuromodulation Systems (ANS) in November 2005. From April 1998 to 2005, he served as President, Chief Executive Officer and Director of ANS, when it was a separate company, and has since served as President, Neuromodulation Division.

Dr. Fain joined St. Jude Medical in 1997 as a part of our acquisition of Ventritex, Inc., where he had served since 1987. In 1998, he was named Senior Vice President, Clinical Engineering and Regulatory Affairs, Cardiac Rhythm Management. In 2002 he was appointed Senior Vice President for Development and Clinical/Regulatory Affairs for Cardiac Rhythm Management and was promoted to Executive Vice President over those functions in 2005. In July 2007, Dr. Fain became President, Cardiac Rhythm Management Division.

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

Mr. Khosravi joined St. Jude Medical in 1998 as Vice President, Quality, Cardiac Rhythm Management. He held various positions within the Cardiac Rhythm Management division. In 2005, he was promoted to Senior Vice President Quality and Leads Development and Operations, Cardiac Rhythm Management. In 2006, he served as Executive Vice President Quality and Leads Development and Operations, Cardiac Rhythm Management. Prior to being appointed Vice President, Global Quality in 2009, Mr. Khosravi was Executive Vice President, Product Development and Leads Operations, Cardiac Rhythm Management from 2007 to 2009.

Ms. Craig joined St. Jude Medical in May 2005 as Vice President of Communications and served in that position until being named Vice President, Corporate Relations, in January 2006. Prior to joining St. Jude Medical, Ms. Craig spent 12 years with Smith & Nephew plc, a medical device company headquartered in London, England, where she last served as Vice President of U.S. Public Relations and Investor Relations from 2003 to 2005.

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

Availability of SEC Reports

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practical after they are filed or furnished to the U.S. Securities and Exchange Commission (SEC). Such reports are available on our website (http://www.sjm.com) under Our Company – Investor Relations – SEC Filings. Information included on our website is not deemed to be incorporated into this Form 10-K.

Item 1A.	RISK FACTORS

Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or our other SEC filings, could have a material impact on our business, financial condition or results of operations.

We face intense competition and may not be able to keep pace with the rapid technological changes in the medical devices industry.

The medical device market is intensely competitive and is characterized by extensive research and development and rapid technological change. Our customers consider many factors when choosing suppliers, including product reliability, clinical outcomes, product availability, inventory consignment, price and product services provided by the manufacturer, and market share can shift as a result of technological innovation and other business factors. Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry. Our competitors range from small start-up companies to larger companies which have significantly greater resources and broader product offerings than us, and we anticipate that in the coming years, other large companies will enter certain markets in which we currently hold a strong position. For example, Boston Scientific acquired one of our principal competitors, Guidant Corporation, in 2006. In addition, we expect that competition will continue to intensify with the increased use of strategies such as consigned inventory, and we have seen increasing price competition as a result of managed care, consolidation among healthcare providers, increased competition and declining reimbursement rates. Product introductions or enhancements by competitors which have advanced technology, better features or lower pricing may make our products or proposed products obsolete or less competitive. As a result, we will be required to devote continued efforts and financial resources to bring our products under development to market, enhance our existing products and develop new products for the medical marketplace. If we fail to develop new products, enhance existing products or compete effectively, our business, financial condition and results of operations will be adversely affected.

We are subject to stringent domestic and foreign medical device regulation and any adverse regulatory action may materially adversely affect our financial condition and business operations.

Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. The process of obtaining marketing approval or clearance from the FDA and comparable foreign bodies for new products, or for enhancements or modifications to existing products, could:

•	take a significant amount of time,

•	require the expenditure of substantial resources,

•	involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance,

•	involve modifications, repairs or replacements of our products, and

•	result in limitations on the indicated uses of our products.

We cannot be certain that we will receive required approval or clearance from the FDA and foreign regulatory agencies for new products or modifications to existing products on a timely basis. The failure to receive approval or clearance for significant new products or modifications to existing products on a timely basis could have a material adverse effect on our financial condition and results of operations.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. For example, we are required to comply with the FDA’s Quality System Regulation (QSR), which mandates that manufacturers of medical devices adhere to certain quality assurance requirements pertaining to, among other things, validation of manufacturing processes, controls for purchasing product components, and documentation practices. As another example, the Federal Medical Device Reporting regulation requires us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, that a malfunction occurred which would be likely to cause or contribute to a death or serious injury upon recurrence. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA, which may result in observations on Form 483, and in some cases warning letters, that require corrective action. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize such medical devices, order a recall, repair, replacement, or refund of such devices, or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA has recently been increasing its scrutiny of the medical device industry and the government should be expected to continue to scrutinize the industry closely with inspections, and possibly enforcement actions, by the FDA or other agencies. Additionally, the FDA may restrict manufacturing and impose other operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our financial condition and results of operations.

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

Patents and other proprietary rights are essential to our business and our ability to compete effectively with other companies is dependent upon the proprietary nature of our technologies. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop, maintain and strengthen our competitive position. We seek to protect these, in part, through confidentiality agreements with certain employees, consultants and other parties. We pursue a policy of generally obtaining patent protection in both the United States and in key foreign countries for patentable subject matter in our proprietary devices and also attempt to review third-party patents and patent applications to the extent publicly available to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We currently own numerous United States and foreign patents and have numerous patent applications pending. We are also a party to various license agreements pursuant to which patent rights have been obtained or granted in consideration for cash, cross-licensing rights or royalty payments. We cannot be certain that any pending or future patent applications will result in issued patents, that any current or future patents issued to or licensed by us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide a competitive advantage to us or prevent competitors from entering markets which we currently serve. Any required license may not be available to us on acceptable terms, if at all. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technologies as us. In addition, we may have to take legal action in the future to protect our trade secrets or know-how or to defend them against claimed infringement of the rights of others. Any legal action of that type could be costly and time consuming to us and we cannot be certain of the outcome. The invalidation of key patents or proprietary rights which we own or an unsuccessful outcome in lawsuits to protect our intellectual property could have a material adverse effect on our financial condition and results of operations.

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

We are currently the subject of various product liability claims, including several lawsuits in the United States and a lawsuit being allowed to proceed as a class action in Canada. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. For example, in January 2000, we initiated a voluntary field action to replace products incorporating Silzone® coating, which was used in certain of our mechanical heart valves and heart valve repair products. After our voluntary field action, we were sued in various jurisdictions and now have cases pending in the United States and Canada which have been brought by some patients alleging complications and past or future costs arising either from the surgical removal or, alternatively, from the continued implantation and maintenance of products incorporating Silzone coating over and above the medical monitoring all replacement heart valve patients receive. Some of the cases involving Silzone-coated products have been settled, others have been dismissed and still others are ongoing. The complaints in the ongoing individual cases in the United States request damages ranging from $10 thousand to $100 thousand and in some cases, seek an unspecified amount, and the complaints in the pending Canadian cases request damages up to 2.0 billion Canadian Dollars, the equivalent of $1.9 billion at January 2, 2010. We believe that the final resolution of the Silzone-coated product cases will take a number of years and cannot reasonably estimate the time frame in which any potential settlements or judgments would be paid out or the amounts of any such settlements or judgments. In addition, the cost to defend any future litigation, whether Silzone-related or not, may be significant. We believe that many settlements and judgments relating to the Silzone litigation and our other litigation may be covered in whole or in part under our previously-issued product liability insurance policies and existing reserves. Any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered under our previously-issued product liability insurance policies and existing reserves could have a material adverse effect on our consolidated earnings, financial position and cash flows.

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

Our remaining product liability insurance for Silzone® claims consists of a number of layers, each of which is covered by one or more insurance companies. Part of our final layer of insurance is covered by a unit of the Kemper Insurance Companies (Kemper), which is currently in “run off” and not issuing new policies or generating any new revenue that could be used to cover claims made under previously-issued policies such as ours. In the event that Kemper is unable to pay part or all of the claims directed to it, we believe that the other insurance carriers in Kemper’s layer will take the position that we will be directly liable for any claims and costs that Kemper is unable to pay and that the other insurance carriers in that layer will not provide coverage for Kemper’s portion. If Kemper or any other insurance companies are unable to meet their respective obligations to us, we could incur losses which could have a material adverse effect on our consolidated earnings, financial position and cash flows.

Our self-insurance program may not be adequate to cover future losses.

For the period from June 15, 2008 through June 15, 2009, we maintained product liability policies which provided $350 million of insurance coverage, with a $50 million per occurrence deductible or a $100 million deductible if the claims were deemed an integrated occurrence under the policies. However, we allowed such product liability policies to lapse, and consistent with industry practice, do not currently maintain or intend to maintain any insurance policies with respect to product liability in the future. This decision was made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insured retentions, increasing number of coverage limitations and high insurance premium rates. We will continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage in the future. We believe that our self-insurance program, which is based on historical loss trends, will be adequate to cover future losses, although we can provide no assurances that this will remain true as historical trends may not be indicative of future losses. These losses could have a material adverse impact on our consolidated earnings, financial condition or cash flows.

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

In addition to foreign currency exchange rate fluctuations, there are a number of additional risks associated with our international operations, including those related to:

•	the imposition of or increase in import or export duties, surtaxes, tariffs or customs duties;
•	the imposition of import or export quotas or other trade restrictions;
•	foreign tax laws and potential increased costs associated with overlapping tax structures;
•	compliance with import/export laws;
•	longer accounts receivable cycles in certain foreign countries, whether due to cultural, exchange rate or other factors;
•	changes in regulatory requirements in international markets in which we operate; and
•

economic and political instability in foreign countries, including concerns over excessive levels of national debt and budget deficits in countries where we market our products that could result in an inability to pay or timely pay outstanding payables.

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

In October 2005, the U.S. Department of Justice, acting through the U.S. Attorney’s office in Boston, commenced an industry-wide investigation into whether the provision of payments and/or services by makers of implantable cardiac rhythm devices to doctors or other persons constitutes improper inducements under the federal health care program anti-kickback law. As part of this investigation, we received a civil subpoena from the U.S. Attorney’s office in Boston requesting documents created since January 2000 regarding our practices related to ICDs, pacemakers, lead systems and related products marketed by our CRM segment. We understand that our principal competitors in the cardiac rhythm management therapy areas received similar civil subpoenas. We received an additional subpoena from the U.S. Attorney’s office in Boston in September 2006, requesting documents created since January 2002 related to certain employee expense reports and certain ICD and pacemaker purchasing arrangements. In December 2008, the U.S. Attorney’s Office in Boston delivered a third subpoena issued by the Department of Health & Human Services Office of Inspector General (OIG) requesting the production of documents relating to implantable cardiac rhythm device and pacemaker warranty claims. In August 2009, the U.S. Attorney’s office in Boston delivered a fourth subpoena issued by the OIG requiring production of documents relating to four CRM post-market studies.

In July 2007, we received a civil subpoena from the OIG requesting documents regarding our relationships with ten Ohio hospitals during the period from 2003 through 2006. We have received follow-up requests from the U.S. Department of Justice and the U.S. Attorney’s Office in Cleveland regarding this matter.

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

We are fully cooperating with these investigations and are responding to these requests. However, we cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on the Company. An adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties and/or administrative remedies, including exclusion from government reimbursement programs. In addition, resolution of any of these matters could involve the imposition of additional and costly compliance obligations. Finally, if these investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant administrative burdens on us. These potential consequences, as well as any adverse outcome from these investigations or other investigations initiated by the government at any time, could have a material adverse effect on our financial condition and results of operations.

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

Our ability to refinance our indebtedness and to obtain financing for acquisitions or other general corporate and commercial purposes will depend on our operating and financial performance and is also subject to prevailing economic conditions and to financial, business and other factors beyond our control. Disruptions in the global financial markets and the related economic downturn have adversely affected the U.S. and world economy, and may adversely affect the availability and cost of financing. Disruptions in the global financial markets and the related economic downturn have also negatively impacted customer purchasing and payment patterns. These events could have a material adverse effect on our financial condition and results of operations.

Our business, financial condition, results of operations and cash flows could be significantly and adversely affected if certain types of healthcare reform programs are adopted and other administration and legislative proposals are enacted into law.

Recently, there have been, and there could continue to be, numerous proposals to implement significant reforms to the healthcare system in the United States. Members of Congress have introduced legislation that will, among other things, reduce Medicare provider reimbursement rates, introduce and/or pilot various new patient care and payment models, including Medicare payment bundling and gain-sharing, and base reimbursement policies and rates on clinical outcomes and the comparative effectiveness and costs of different treatment technologies and modalities. In late 2009, legislation passed in both the U.S. House of Representatives and the U.S. Senate that includes an excise tax on all medical devices, requiring the medical device industry to pay an estimated $20 billion in additional taxes over a period of at least 10 years. President Obama’s fiscal year 2010 budget also included proposals to limit Medicare payments, reduce spending and increase taxes. Additionally, various healthcare reform proposals have emerged at the state level. We cannot predict what healthcare initiatives and subsequent regulations, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, if significant changes are made to the healthcare system in the United States, those changes may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially. In addition, if the excise tax or medical device fee contained in any proposed legislation or any other similar tax or fee is enacted into law, our effective tax rate and results of operations would be materially and adversely affected.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We own our principal executive offices, which are located in St. Paul, Minnesota. Our manufacturing facilities currently operating are located in California, Minnesota, Arizona, South Carolina, Texas, New Jersey, Oregon, Brazil, Puerto Rico, Sweden, and Thailand. We own approximately 61%, or 542,920 square feet, of our total manufacturing space. We also maintain sales and administrative offices in the United States at 42 locations in 19 states and outside the United States at 100 locations in 38 countries. With the exception of 14 locations, all of these locations are leased.

We believe that all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations. In early 2009, we completed construction of our 180,000 square foot Atrial Fibrillation Technology Center located in St. Paul, Minnesota, which is utilized by our Atrial Fibrillation division for manufacturing, research and development and training, as well as general office space, including our global headquarters. We believe that we have sufficient space for our current operations and for foreseeable expansion in the next few years. We plan to open additional manufacturing facilities in Malaysia, Brazil and Costa Rica between 2010 and 2011 as part of our global business expansion plan.

Item 3.	LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated. Our significant legal proceedings are discussed in Note 5 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2009 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference. While it is not possible to predict the outcome for most of the legal proceedings discussed in Note 5, the costs associated with such proceedings could have a material adverse effect on our consolidated results of operations, financial position or cash flows of a future period.

Item 4.	[RESERVED]

This item was removed and reserved pursuant to SEC Release No. 33-9089A issued on February 23, 2010

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were no sales of unregistered securities during the 2009 fiscal year. The information set forth under the Stock Exchange Listings caption in the Financial Report included in St. Jude Medical’s 2009 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference. We have not declared or paid any cash dividends during the past two years. We currently intend to retain our earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On October 23, 2009, our Board of Directors announced a share repurchase program of up to $500.0 million of our outstanding common stock with no expiration date. On October 26, 2009, we began making share repurchases through transactions in the open market in accordance with applicable securities laws. We completed the share repurchases under the program on December 11, 2009. In total, we repurchased 14.1 million shares for $500.0 million at an average repurchase price of $35.44 per share.

The following table provides information about the shares repurchased during the fourth quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

10/04/09 – 10/31/09	3,020,898	$34.61	3,020,898	$395,435,001
11/01/09 – 12/05/09	9,197,741	35.33	9,197,741	70,485,422
12/06/09 – 01/02/10	1,888,424	37.32	1,888,424	—
Total	14,107,063	$35.44	14,107,063	$—

Item 6.	SELECTED FINANCIAL DATA

The information set forth under the caption Five-Year Summary Financial Data in the Financial Report included in St. Jude Medical’s 2009 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2009 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2009 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto and the Reports of Independent Registered Public Accounting Firm set forth in the Financial Report included in St. Jude Medical’s 2009 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 2, 2010.

Management’s annual report on our internal control over financial reporting is provided in the Financial Report included in St. Jude Medical’s 2009 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference. The effectiveness of our internal control over financial reporting as of January 2, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided in the Financial Report included in St. Jude Medical’s 2009 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference.

During the fiscal quarter ended January 2, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions Proposal to Elect Directors, Director Nomination Process, Director Independence and Audit Committee Financial Literacy and Expertise, Committees of the Board of Directors and Section 16(a) Beneficial Ownership Reporting Compliance in St. Jude Medical’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference. The information set forth under the caption Executive Officers of the Registrant in Part I, Item 1 of this Form 10-K is incorporated herein by reference.

We have adopted a Code of Business Conduct for our principal executive officer, principal financial officer, principal accounting officer, corporate controller and all other employees. We have made our Code of Business Conduct available on our website (http://www.sjm.com) under the Our Company – About St. Jude Medical – Corporate Governance section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct by posting such information on our website at the web address and location specified above. Information included on our website is not deemed to be incorporated into this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions Compensation of Directors, Executive Compensation and Compensation Committee Interlocks and Insider Participation in St. Jude Medical’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions Share Ownership of Management and Directors and Certain Beneficial Owners in St. Jude Medical’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes information regarding our equity compensation plans in effect as of January 2, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c) (2)

Stock plans approved by securityholders (3)	36,355,372	$35.83	11,796,994

St. Jude Medical, Inc. 2007 Employee Stock Purchase Plan approved by securityholders	—	—	3,486,460

All equity compensation plans approved by securityholders	36,355,372	$35.83	15,283,454

Equity compensation plans not approved by securityholders	—	—	—

Total	36,355,372	$35.83	15,283,454

(1)

Excludes, as of January 2, 2010, 373,344 shares underlying outstanding stock options, with a weighted-average exercise price of $25.54 assumed by us in connection with our acquisition of ANS which were originally granted pursuant to the following plans of ANS: the Quest Medical, Inc. 1995 Stock Option Plan, the Quest Medical, Inc. 1998 Stock Option Plan, the ANS 2000 Stock Option Plan, the ANS 2001 Employee Stock Option Plan, the ANS 2002 Stock Option Plan and the ANS 2004 Stock Incentive Plan. The options are administered pursuant to the terms of the plan under which they were originally granted. No future options will be granted under these acquired plans.

(2)

Of the 11,796,994 remaining shares available for future issuance under equity compensation plans (excluding shares reflected in column (a) and shares available under the 2007 Employee Stock Purchase Plan), no more than 4,858,110 shares can be issued as awards other than stock options or stock appreciation rights. This includes 107,439 shares available for restricted stock grants under the St. Jude Medical, Inc. 2000 Stock Plan and, if all remaining shares authorized for issuance under the St. Jude Medical, Inc. 2007 Stock Incentive Plan were allocated to restricted stock grants such that no additional stock options could be granted under such plan, up to 4,750,671 shares available for restricted stock grants under the St. Jude Medical, Inc. 2007 Stock Incentive Plan.

(3)

Includes the following Company plans, each as amended: the St. Jude Medical, Inc. 1994 Stock Option Plan; the St. Jude Medical, Inc. 1997 Stock Option Plan; the St. Jude Medical, Inc. 2000 Stock Plan; the St. Jude Medical, Inc. 2002 Stock Plan; the St. Jude Medical, Inc. 2006 Stock Plan; and the St. Jude Medical, Inc. 2007 Stock Incentive Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions Related Person Transactions and Director Independence and Audit Committee Financial Literacy and Expertise in St. Jude Medical’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm in St. Jude Medical’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this Report

	(1)	Financial Statements

The following Consolidated Financial Statements of St. Jude Medical and Reports of Independent Registered Public Accounting Firm as set forth in the Financial Report included in St. Jude Medical’s 2009 Annual Report to Shareholders are incorporated herein by reference from Exhibit 13 attached hereto:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings – Fiscal Years ended January 2, 2010, January 3, 2009 and December 29, 2007

Consolidated Balance Sheets – January 2, 2010 and January 3, 2009

Consolidated Statements of Shareholders’ Equity – Fiscal Years ended January 2, 2010, January 3, 2009 and December 29, 2007

Consolidated Statements of Cash Flows – Fiscal Years ended January 2, 2010, January 3, 2009 and December 29, 2007

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

4.1

Indenture, dated as of July 28, 2009, between St. Jude Medical, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to St. Jude Medical’s Current Report on Form 8-K filed on July 28, 2009.

4.2

First Supplemental Indenture, dated as of July 28, 2009, between St. Jude Medical, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to St. Jude Medical’s Current Report on Form 8-K filed on July 28, 2009.

Exhibit	Exhibit Index

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

Exhibit	Exhibit Index

10.17	St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 16, 2006. *

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

Exhibit	Exhibit Index

10.32	Description of Employment Agreement, dated as of January 13, 2010, between St. Jude Medical, Inc. and Joseph H. McCullough. *#

10.33

Employment Agreement, dated as of April 1, 2002, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez is incorporated by reference to Exhibit 10.16 of Advanced Neuromodulation Systems’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. *

10.34

Amendment, dated as of July 27, 2006, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez, to Employment Agreement, effective as of April 1, 2002, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on August 2, 2006. *

10.35

Multi-Year $1,000,000,000 Credit Agreement dated as of December 13, 2006 among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, and the other Lenders Party thereto is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on December 13, 2006.

10.36

Credit Agreement dated as of December 18, 2008 among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and Lender, and the other Lenders party thereto, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on December 24, 2008.

12	Computation of Ratio of Earnings to Fixed Charges. #

13	Portions of St. Jude Medical’s 2009 Annual Report to Shareholders. #

21	Subsidiaries of the Registrant. #

23	Consent of Independent Registered Public Accounting Firm. #

24	Power of Attorney. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101

Financial statements from the Annual Report on Form 10-K of St. Jude Medical, Inc. for the year ended January 2, 2010, formatted in XBRL: (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements tagged as blocks of text. ##

*	Management contract or compensatory plan or arrangement.
#	Filed as an exhibit to this Annual Report on Form 10-K.
##	Furnished herewith.

(b)	Exhibits: Reference is made to Item 15(a)(3).

(c)	Schedules:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Year	Additions		Deductions
Description		Charged to Expense	Other (2)	Write-offs (1)	Other (2)	Balance at End of Year

Allowance for doubtful accounts:
Fiscal year ended
January 2, 2010	$28,971	$10,867	$640	$(5,531)	$—	$34,947
January 3, 2009	$26,652	$9,569	$—	$(6,275)	$(975)	$28,971
December 29, 2007	$24,928	$6,939	$—	$(4,648)	$(567)	$26,652

(1)	Uncollectible accounts written off, net of recoveries.

(2)	In 2009, 2008 and 2007 the $640, $(975) and $(567), respectively, of “other” represent the effects of changes in foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JUDE MEDICAL, INC.

Date: March 2, 2010	By	/s/ DANIEL J. STARKS
Daniel J. Starks
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ JOHN C. HEINMILLER
John C. Heinmiller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 2nd day of March, 2010.

/s/ DANIEL J. STARKS	Chairman of the Board
Daniel J. Starks

*	Director
John W. Brown

*	Director
Richard R. Devenuti

*	Director
Stuart M. Essig

*	Director
Thomas H. Garrett III

*	Director
Barbara B. Hill

*	Director
Michael A. Rocca

*	Director
Wendy L. Yarno

* By: /s/ PAMELA S. KROP
Pamela S. Krop
Attorney-in-Fact