Form 10-Q
period 2010-04-03
ST JUDE MEDICAL INC
filed 2010-05-04
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2010 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission File Number: 1-12441

ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One St. Jude Medical Drive, St. Paul, Minnesota 55117
(Address of principal executive offices, including zip code)

(651) 756-2000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒  Yes   ☐  No

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
☐  Yes   ☒  No

The number of shares of common stock, par value $.10 per share, outstanding on May 3, 2010 was 326,776,228.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

Three Months Ended	April 3, 2010	April 4, 2009
Net sales	$1,261,696	$1,133,793
Cost of sales	321,169	294,495
Gross profit	940,527	839,298

Selling, general and administrative expense	443,290	417,675
Research and development expense	151,230	139,351
Operating profit	346,007	282,272

Other income (expense), net	(20,316)	(7,312)
Earnings before income taxes	325,691	274,960

Income tax expense	87,122	73,689

Net earnings	$238,569	$201,271

Net earnings per share:
Basic	$0.73	$0.58
Diluted	$0.73	$0.58

Weighted average shares outstanding:
Basic	325,309	345,850
Diluted	328,062	349,807

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	April 3, 2010 (Unaudited)	January 2, 2010
ASSETS
Current Assets
Cash and cash equivalents	$529,874	$392,927
Accounts receivable, less allowance for doubtful accounts of $35,276 at April 3, 2010 and $34,947 at January 2, 2010	1,206,599	1,170,579
Inventories	683,795	659,960
Deferred income taxes, net	164,752	164,738
Other	174,631	172,002
Total current assets	2,759,651	2,560,206
Property, plant and equipment, at cost	1,989,144	1,949,416
Less: accumulated depreciation	(807,125)	(796,330)
Net property, plant and equipment	1,182,019	1,153,086

Goodwill	2,001,568	2,005,851
Other intangible assets, net	441,600	456,142
Other assets	263,047	250,526
TOTAL ASSETS	$6,647,885	$6,425,811

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$224,929	$334,787
Accounts payable	91,409	132,543
Income taxes payable	64,664	13,498
Accrued expenses
Employee compensation and related benefits	240,340	269,293
Other	270,318	317,192
Total current liabilities	891,660	1,067,313

Long-term debt	1,711,038	1,587,615
Deferred income taxes, net	136,491	132,392
Other liabilities	333,895	314,940
Total liabilities	3,073,084	3,102,260
Commitments and Contingencies (Note 6)	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 326,186,973 and 324,537,581 shares issued and outstanding at April 3, 2010 and January 2, 2010, respectively)	32,619	32,454
Additional paid-in capital	70,809	5,860
Retained earnings	3,429,772	3,191,203
Accumulated other comprehensive income:
Cumulative translation adjustment	29,655	82,033
Unrealized gain on available-for-sale securities	11,946	12,001
Total shareholders’ equity	3,574,801	3,323,551
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,647,885	$6,425,811

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Three Months Ended	April 3, 2010	April 4, 2009
OPERATING ACTIVITIES
Net earnings	$238,569	$201,271
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	58,818	51,103
Amortization of debt discount	217	—
Stock-based compensation	17,792	13,822
Excess tax benefits from stock-based compensation	(4,621)	(5,151)
Deferred income taxes	4,079	8,739
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(69,713)	(39,684)
Inventories	(32,641)	(18,428)
Other current assets	(5,059)	(12,757)
Accounts payable and accrued expenses	(72,777)	(104,197)
Income taxes payable	57,811	38,988
Net cash provided by operating activities	192,475	133,706

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(75,585)	(80,845)
Business acquisition payments, net of cash acquired	(34,301)	(6,008)
Other, net	(2,197)	(2,859)
Net cash used in investing activities	(112,083)	(89,712)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	41,114	16,008
Excess tax benefits from stock-based compensation	4,621	5,151
Borrowings under debt facilities	447,053	221,999
Payments under debt facilities	(432,000)	(91,400)
Net cash provided by financing activities	60,788	151,758

Effect of currency exchange rate changes on cash and cash equivalents	(4,233)	(6,944)
Net increase in cash and cash equivalents	136,947	188,808
Cash and cash equivalents at beginning of period	392,927	136,443
Cash and cash equivalents at end of period	$529,874	$325,251

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of St. Jude Medical, Inc. (St. Jude Medical or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2010 (2009 Annual Report on Form 10-K). Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) updated the revenue recognition accounting guidance of FASB Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, relating to the accounting for revenue arrangements that involve more than one deliverable or unit of accounting. The updated guidance allows companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the economics of the transaction by revising certain thresholds for separation, and providing criteria for allocation of revenue among deliverables. The FASB also updated the scope of the revenue recognition accounting guidance of FASB ASC Topic 985, Software, removing both non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The updated accounting guidance is effective for annual periods beginning after June 15, 2010. Early adoption is permitted and may be prospective or retrospective. In the first quarter of 2010, the Company elected to adopt both accounting guidance updates prospectively effective January 3, 2010. The Company’s adoption did not have a material impact to the first quarter of 2010 and the Company does not expect any material impacts to subsequent interim or annual 2010 periods.

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 did not have any impact to the Company’s consolidated financial statements upon completion of its ASU 2009-17 assessment during the first quarter of 2010.

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including (i) significant transfers into and out of Level 1 and Level 2 fair value measurements and (ii) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. The Company has incorporated the additional disclosures required for Level 1 and Level 2 fair value measurements as of April 3, 2010 (see Note 12). The Company will adopt Level 3 disclosures beginning in the first quarter of 2011.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 14) for the three months ended April 3, 2010 were as follows (in thousands):

	CRM/NMD	CV/AF	Total
Balance at January 2, 2010	$1,218,329	$787,522	$2,005,851
Foreign currency translation and other	(4,065)	(218)	(4,283)
Balance at April 3, 2010	$1,214,264	$787,304	$2,001,568

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	April 3, 2010		January 2, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Purchased technology and patents	$503,051	$177,569	$506,893	$171,760
Customer lists and relationships	182,498	85,658	182,368	81,129
Trademarks and tradenames	24,370	6,906	24,286	6,336
Licenses, distribution agreements and other	5,734	3,920	5,693	3,873
	$715,653	$274,053	$719,240	$263,098

NOTE 4 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	April 3, 2010	January 2, 2010
Finished goods	$491,799	$460,600
Work in process	59,714	60,702
Raw materials	132,282	138,658
	$683,795	$659,960

NOTE 5 – DEBT

The Company’s debt consisted of the following (in thousands):

	April 3, 2010	January 2, 2010
Senior notes due 2014	$699,089	$699,036
Senior notes due 2019	494,086	493,927
Senior notes due 2013	449,645	—
Term loan due 2011	—	432,000
1.02% Yen-denominated notes due 2010	224,929	226,787
Yen-denominated term loan due 2011	70,073	70,652
Fair value adjustment (a)	(1,855)	—
Total debt	1,935,967	1,922,402
Less: current debt obligations	224,929	334,787
Long-term debt	$1,711,038	$1,587,615

(a)	Fair value adjustment related to the interest rate swap to hedge the fair value of the Company’s 3-year, 2.2% unsecured senior notes (2013 Senior Notes) that mature in September 2013

Expected future minimum principal payments under the Company’s debt obligations are as follows: $224.9 million in 2010; $70.1 million in 2011; $450.0 million in 2013; $700.0 million in 2014; and $500.0 million in years thereafter.

Senior notes due 2014: On July 28, 2009, the Company issued $700.0 million principal amount, 5-year, 3.75% unsecured senior notes (2014 Senior Notes) that mature in July 2014. Interest payments are required on a semi-annual basis. The 2014 Senior Notes were issued at a discount, yielding an effective interest rate of 3.784% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2014 Senior Notes at any time at the applicable redemption price.

Senior notes due 2019: On July 28, 2009, the Company issued $500.0 million principal amount, 10-year, 4.875% unsecured senior notes (2019 Senior Notes) that mature in July 2019. Interest payments are required on a semi-annual basis. The 2019 Senior Notes were issued at a discount, yielding an effective interest rate of 5.039% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2019 Senior Notes at any time at the applicable redemption price.

Senior notes due 2013: On March 10, 2010, the Company issued $450.0 million principal amount of 2013 Senior Notes. The majority of the net proceeds from the issuance of the 2013 Senior Notes was used to retire the Company’s 3-year, unsecured term loan due 2011 (2011 Term Loan). The 2013 Senior Notes were issued at a discount, yielding an effective interest rate of 2.23% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2013 Senior Notes at any time at the applicable redemption price. Interest payments on the 2013 Senior Notes are required on a semi-annual basis.

Concurrent with the issuance of the 2013 Senior Notes, the Company entered into a 3-year, $450.0 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of the Company’s fixed rate 2013 Senior Notes. As of April 3, 2010, the fair value of the swap was a $1.9 million unrealized loss which was recorded in other liabilities on the condensed consolidated balance sheet. Refer to Note 13 for additional information regarding the interest rate swap.

1.02% Yen-denominated notes due 2010: In May 2003, the Company issued 7-year, 1.02% unsecured notes in Japan (Yen Notes) totaling 20.9 billion Yen (the equivalent of $224.9 million at April 3, 2010 and $226.8 million at January 2, 2010). The principal amount of the Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. The Yen Notes will mature on May 7, 2010 and the Company intends to repay the principal balance with proceeds from the April 28, 2010 issuance of new 7-year, 1.58% Senior Notes and new 10-year, 2.04% Senior Notes totaling a combined 20.9 billion Yen. Interest payments on the new notes are required on a semi-annual basis.

Yen-denominated term loan due 2011: In December 2008, the Company entered into a 3-year, Yen-denominated unsecured term loan in Japan (Yen Term Loan) totaling 8.0 billion Japanese Yen. In December 2009, the Company voluntarily repaid 1.5 billion Japanese Yen, resulting in an outstanding balance of 6.5 billion Japanese Yen (the equivalent of $70.1 million at April 3, 2010 and $70.7 million at January 2, 2010). The Company can initiate future borrowings up to the 8.0 billion Japanese Yen term loan amount. The principal amount of the Yen Term Loan recorded on the balance sheet fluctuates based on the effects of foreign currency translation. The borrowings bear interest at the Yen LIBOR plus 2.0%. Interest payments are required on a semi-annual basis and the entire principal balance is due in December 2011.

Other available borrowings: In December 2006, the Company entered into a 5-year, $1.0 billion committed credit facility (Credit Facility) that it may draw on for general corporate purposes and to support its commercial paper program. Borrowings under the Credit Facility bear interest at the Prime Rate or LIBOR plus 0.235%, at the election of the Company. In the event that over half of the Credit Facility is drawn upon, an additional five basis points is added to the elected Prime Rate or LIBOR rate. The interest rates are subject to adjustment in the event of a change in the Company’s credit ratings. As of April 3, 2010 and January 2, 2010, the Company has no outstanding borrowings under this facility.

The Company’s commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. The Company had no commercial paper borrowings outstanding as of April 3, 2010 or January 2, 2010. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. The Company classifies all of its commercial paper borrowings as long-term debt, as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed Credit Facility.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

Silzone® Litigation and Insurance Receivables: The Company has been sued in various jurisdictions beginning in March 2000 by some patients who received a heart valve product with Silzone® coating, which we stopped selling in January 2000. Some of these claimants allege bodily injuries as a result of an explant or other complications, which they attribute to these products. Others, who have not had their Silzone-coated heart valve explanted, seek compensation for past and future costs of special monitoring they allege they need over and above the medical monitoring of all other replacement heart valve patients receive. Some of the lawsuits seeking the cost of monitoring have been initiated by patients who are asymptomatic and who have no apparent clinical injury to date. The Company has vigorously defended against the claims that have been asserted and expects to continue to do so with respect to any remaining claims. While the Company has a small number of individual Silzone cases in federal and state courts outstanding, the Company’s historical experience with similar cases and the Company’s expectations for these specific cases are that it will be able to resolve them at minimal, if any, cost to the Company.

The Company has been able to successfully resolve class action matters in British Columbia and Quebec. As part of the British Columbia class action settlement, the Company made a $2.1 million payment in March 2010. As part of the Quebec class action settlement, the Company made a $5.7 million payment in April 2010. The Quebec class action settlement also resolved the claim raised by the Quebec Provincial health insurer seeking to recover the cost of insured services furnished or to be furnished to class members in the Quebec class action.

The Company has two outstanding class action cases in Ontario and one individual case in British Columbia by the Provincial health insurer. In Ontario, a class action case involving Silzone patients has been certified, and the trial began in February 2010. A second case seeking class action status in Ontario has been stayed pending resolution of the ongoing Ontario class action. The complaints in the Ontario cases request damages up to 2.0 billion Canadian Dollars (the equivalent of $2.0 billion at April 3, 2010). Based on the Company’s historical experience, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed. The British Columbia Provincial health insurer has a lawsuit seeking to recover the cost of insured services furnished or to be furnished to class members in the British Columbia class action, and that lawsuit remains pending in the British Columbia court.

The Company has recorded an accrual for probable legal costs, settlements and judgments for Silzone related litigation. The Company is not aware of any unasserted claims related to Silzone-coated products. For all Silzone legal costs incurred, the Company records insurance receivables for the amounts that it expects to recover. Any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves could be material to the Company’s consolidated earnings, financial position and cash flows. The following table summarizes the Company’s Silzone legal accrual and related insurance receivable at April 3, 2010 and January 2, 2010 (in thousands):

	April 3, 2010	January 2, 2010
Silzone legal accrual	$23,326	$23,326
Silzone insurance receivable	$49,117	$42,538

The Company’s remaining product liability insurance for Silzone claims consists of two $50.0 million layers, each of which is covered by one or more insurance companies. The first $50.0 million layer of insurance is covered by American Insurance Company (AIC). In December 2007, AIC initiated a lawsuit in Minnesota Federal District Court seeking a court order declaring that it is not required to provide coverage for a portion of the Silzone litigation defense and indemnity expenses that the Company may incur in the future. The Company believes the claims of AIC are without merit and plans to vigorously defend against the claims AIC has asserted. The insurance broker that assisted the Company in procuring the insurance with AIC has been added as a party to the case.

Part of the Company’s final layer of insurance ($20.0 million of the final $50.0 million layer) is covered by Lumberman’s Mutual Casualty Insurance, a unit of the Kemper Insurance Companies (collectively referred to as Kemper). Prior to being no longer rated by A.M. Best, Kemper’s financial strength rating was downgraded to a “D” (poor). Kemper is currently in “run off,” which means it is no longer issuing new policies, and therefore, is not generating any new revenue that could be used to cover claims made under previously-issued policies. In the event Kemper is unable to pay claims directed to it, the Company believes the other insurance carriers in the final layer of insurance will take the position that the Company will be directly liable for any claims and costs that Kemper is unable to pay. It is possible that Silzone costs and expenses will reach the limit of the final Kemper layer of insurance coverage, and it is possible that Kemper will be unable to meet its full obligations to the Company. Therefore, the Company could incur an expense of up to $20.0 million for which it would have otherwise been covered. While potential losses are possible, the Company has not accrued for any such losses as they are not probable or reasonably estimable at this time.

Guidant 1996 Patent Litigation: In November 1996, Guidant Corporation (Guidant), which became a subsidiary of Boston Scientific Corporation in 2006, sued the Company in federal district court for the Southern District of Indiana alleging that the Company did not have a license to certain patents controlled by Guidant covering tachycardia implantable cardioverter defibrillator systems (ICDs) and alleging that the Company was infringing those patents. Guidant’s original suit alleged infringement of four patents by the Company and all but one patent (the ‘288 patent) was found to be invalid after numerous district court and appellate court rulings. Through these rulings, the Company was also able to limit its damages to only the instances that the cardioversion therapy method described in the ‘288 patent was actually practiced in the United States. After conducting a mediation meeting in March 2010, the parties agreed to settle all outstanding litigation and the Company paid the patent holder (Mirowski Family Ventures) $1.9 million in April 2010.

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

Boston U.S. Attorney Investigation: In October 2005, the U.S. Department of Justice, acting through the U.S. Attorney’s office in Boston, commenced an industry-wide investigation into whether the provision of payments and/or services by makers of ICDs and bradycardia pacemaker systems (pacemakers) to doctors or other persons constitutes improper inducements under the federal health care program anti-kickback law. As part of this investigation, the Company received a civil subpoena from the U.S. Attorney’s office in Boston requesting documents created since January 2000 regarding the Company’s practices related to ICDs, pacemakers, lead systems and related products marketed by the Company’s Cardiac Rhythm Management (CRM) operating segment. The Company understands that its principal competitors in the cardiac rhythm management therapy areas received similar civil subpoenas. The Company received an additional subpoena from the U.S. Attorney’s office in Boston in September 2006, requesting documents created since January 2002 related to certain employee expense reports and certain ICD and pacemaker purchasing arrangements. The Company is cooperating with the investigation and has been producing documents and witnesses as requested. In December 2008, the U.S. Attorney’s Office in Boston delivered a third subpoena issued by the OIG requesting the production of documents relating to implantable cardiac rhythm device and pacemaker warranty claims. In August 2009, the U.S. Attorney’s Office in Boston delivered a fourth subpoena issued by the OIG requiring production of documents relating to four CRM post-market studies. The Company is cooperating with these investigations. In connection with the first two subpoenas, in January 2010, the U.S. District Court for the District of Massachusetts unsealed a qui tam action (private individual bringing suit on behalf of the U.S. Government) filed by a former employee. The U.S. Department of Justice has decided not to intervene in the suit against the Company at this time; however it continues its investigation. The Company intends to file a motion to dismiss the complaint. It is not possible to predict the outcome of this litigation at this time.

U.S. Department of Justice - Civil Investigative Demand: In March 2010, the Company received a Civil Investigative Demand (CID) from the Civil Division of the U.S. Department of Justice. The CID requests documents and sets forth interrogatories related to communications by and within the Company on various indications for ICDs and a National Coverage Decision issued by Centers for Medicare and Medicaid Services. The Company believes that similar requests were made of our major competitors. The Company is cooperating with the investigation and is continuing to work with the U.S. Department of Justice in responding to the CID.

U.S. Department of Justice Investigation: In October 2008, the Company received a letter from the Civil Division of the U.S. Department of Justice stating that it was investigating the Company for potential False Claims Act and common law violations relating to the sale of the Company’s EpicorTM surgical ablation devices. The Department of Justice is investigating whether companies marketed surgical ablation devices for off-label treatment of atrial fibrillation. Other manufacturers of medical devices used in the treatment of atrial fibrillation have reported receiving similar letters. The letter requests that we provide documents from January 1, 2005 to present relating to U.S. Food and Drug Administration (FDA) approval and marketing of EpicorTM ablation devices. The Company is cooperating with the investigation. In July 2009, the U.S. District Court in Houston, Texas unsealed a qui tam action against the Company. Similar suits were unsealed at the same time against other manufacturers of surgical ablation devices. The Department of Justice has decided not to intervene in the suit against the Company at this time.

Securities Class Action Litigation: On March 18, 2010, a securities class action lawsuit was filed in federal district court in Minnesota against the Company and certain officers on behalf of purchasers of St. Jude Medical common stock between April 22, 2009 and October 6, 2009. The lawsuit relates to the Company’s earnings announcements for the first, second and third quarters of 2009, as well as a preliminary earnings release dated October 6, 2009. The complaint, which seeks unspecified damages and other relief as well as attorneys’ fees, alleges that the Company failed to disclose that it was experiencing a slowdown in demand for its products and was not receiving anticipated orders for cardiac rhythm management devices. Class members allege that the Company’s failure to disclose the above information resulted in the class purchasing St. Jude Medical stock at an artificially inflated price. The Company intends to vigorously defend against the claims asserted in this lawsuit.

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

With respect to each of these warning letters, the FDA notes that it will not grant requests for exportation certificates to foreign governments or approve pre-market approval applications for Class III devices to which the quality system regulation deviations are reasonably related until the violations have been corrected. The Company is working cooperatively with the FDA to resolve all of its concerns.

On April 23, 2010, the FDA issued a warning letter based upon a July 29, 2009, inspection of our Sunnyvale, California, facility and a review of our website. The warning letter cites the Company for its promotion and marketing of the Epicor™ LP Cardiac Ablation System and the Epicor UltraCinch LP Ablation Device based on certain statements made in the Company’s marketing materials. The Company is working diligently to address the points raised in the warning letter and to resolve the FDA’s concerns. The warning letter is not expected to have any material impact on the Company’s business.

Customer orders have not been and are not expected to be impacted while the Company works to resolve the FDA’s concerns. The Company is working diligently to respond timely and fully to the FDA’s requests. While the Company believes the issues raised by the FDA can be resolved without a material impact on the Company’s financial results, the FDA has recently been increasing its scrutiny of the medical device industry and raising the threshold for compliance. The government is expected to continue to scrutinize the industry closely with inspections, and possibly enforcement actions, by the FDA or other agencies. The Company is regularly monitoring, assessing and improving its internal compliance systems and procedures to ensure that its activities are consistent with applicable laws, regulations and requirements, including those of the FDA.

Other Matters

The Company is also involved in various other lawsuits, claims and proceedings that arise in the ordinary course of business.

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

Changes in the Company’s product warranty liability during the three months ended April 3, 2010 and April 4, 2009 were as follows (in thousands):

Three Months Ended	April 3, 2010	April 4, 2009
Balance at beginning of the period	$19,911	$15,724
Warranty expense recognized	1,737	1,349
Warranty credits issued	(491)	(738)
Balance at end of the period	$21,157	$16,335

Other Commitments

The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of April 3, 2010, the Company estimates it could be required to pay approximately $107 million in future periods to satisfy such commitments. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2009 Annual Report on Form 10-K for additional information.

NOTE 7 – SPECIAL CHARGES

During 2009, the Company incurred charges totaling $107.7 million, of which $71.1 million related to severance and benefit costs for approximately 725 employees. These costs were recognized after management determined that such severance and benefits were probable and estimable, in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. Of the total $71.1 million severance and benefits charge, $6.6 million was recorded in cost of sales. The Company also recorded $17.7 million of inventory related charges to cost of sales associated with inventory that would be scrapped in connection with the Company’s decision to terminate certain product lines in its CRM and Atrial Fibrillation (AF) divisions that were redundant with other existing products lines. Additionally, the Company recorded $5.9 million of fixed asset related charges to cost of sales associated with the accelerated depreciation of phasing out older model diagnostic equipment and $6.1 million of asset write-offs related to the carrying value of assets that will no longer be utilized. Of the $6.1 million charge, $3.5 million was recorded in cost of sales. The Company also recorded charges of $1.8 million associated with contract terminations and $5.1 million of other unrelated costs.

A summary of the activity related to the 2009 special charge accrual is as follows (in thousands):

	Employee termination costs	Inventory charges	Fixed asset charges	Other	Total
Balance at January 3, 2009	$—	$—	$—	$—	$—

Special charges	71,158	17,735	11,982	6,869	107,744
Non-cash charges used	—	(17,735)	(11,982)	—	(29,717)
Cash paym ents	(22,560)	—	—	(349)	(22,909)
Foreign exchange rate im pact	(758)	—	—	—	(758)
Balance at January 2, 2010	$47,840	$—	$—	$6,520	$54,360

Cash paym ents	(16,247)	—	—	(10)	(16,257)
Foreign exchange rate im pact	(953)	—	—	(140)	(1,093)
Balance at April 3, 2010	$30,640	$—	$—	$6,370	$37,010

In order to enhance segment comparability and reflect management’s focus on the ongoing operations of the Company, the 2009 special charges were not recorded in the individual reportable segments.

NOTE 8 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

Three Months Ended	April 3, 2010	April 4, 2009
Numerator:
Net earnings	$238,569	$201,271

Denominator:
Basic-weighted average shares outstanding	325,309	345,850
Dilutive options and restricted stock	2,753	3,957
Diluted-weighted average shares outstanding	328,062	349,807
Basic net earnings per share	$0.73	$0.58
Diluted net earnings per share	$0.73	$0.58

Approximately 18.2 million and 24.5 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the three months ended April 3, 2010 and April 4, 2009, respectively, because they were not dilutive.

NOTE 9 – COMPREHENSIVE INCOME

The table below sets forth the principal components in other comprehensive income (loss), net of the related income tax impact (in thousands):

Three Months Ended	April 3, 2010	April 4, 2009

Net earnings	$238,569	$201,271
Other comprehensive income (loss):
Cumulative translation adjustment	(52,378)	(38,141)
Unrealized loss on available-for-sale securities	(55)	(2,654)
Total comprehensive income	$186,136	$160,476

NOTE 10 – OTHER INCOME (EXPENSE), NET

The Company’s other income (expense) consisted of the following (in thousands):

Three Months Ended	April 3, 2010	April 4, 2009

Interest income	$251	$559
Interest expense	(20,155)	(6,951)
Other	(412)	(920)
Total other income (expense), net	$(20,316)	$(7,312)

NOTE 11 – INCOME TAXES

As of April 3, 2010, the Company had approximately $125.1 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company had $30.1 million accrued for interest and penalties as of April 3, 2010. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for all tax years through 2001. Additionally, substantially all material foreign, state, and local income tax matters have been concluded for all tax years through 1999. The U.S. Internal Revenue Service (IRS) completed an audit of the Company’s 2002-2005 tax returns and proposed adjustments in its audit report issued in November 2008. The Company is vigorously defending its positions and initiated defense of these adjustments at the IRS appellate level in January 2009. An unfavorable outcome could have a material negative impact on the Company’s effective income tax rate in future periods.

NOTE 12 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

The fair value measurement accounting standard, codified in ASC Topic 820, provides a framework for measuring fair value and defines fair value as the price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The standard establishes a valuation hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on independent market data sources. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available. The valuation hierarchy is composed of three categories. The categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The categories within the valuation hierarchy are described as follows:

•	Level 1 – Inputs to the fair value measurement are quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs to the fair value measurement include quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value measurement standard applies to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). These financial assets and liabilities include money-market securities, trading marketable securities, available-for-sale marketable securities and derivative instruments. The Company continues to record these items at fair value on a recurring basis and the fair value measurements are applied using ASC Topic 820. The Company does not have any material nonfinancial assets or nonfinancial liabilities that are measured at fair value on a recurring basis. A summary of the valuation methodologies used for the respective financial assets and liabilities measured at fair value is as follows:

Money-market securities: The Company’s money-market securities include funds that are traded in active markets and are recorded at fair value based upon the quoted market prices. The Company classifies these securities as level 1.

Trading securities: The Company’s trading securities include publicly-traded mutual funds that are traded in active markets and are recorded at fair value based upon the net asset values of shares. The Company classifies these securities as level 1.

Available-for-sale securities: The Company’s available-for-sale securities include publicly-traded equity securities that are traded in active markets and are recorded at fair value based upon the closing stock prices. The Company classifies these securities as level 1.

Derivative instruments: The Company’s derivative instruments consist of foreign currency exchange contracts and interest rate swap contracts. The Company classifies these instruments as level 2 as the fair value is determined using inputs other than observable quoted market prices. These inputs include spot and forward foreign currency exchange rates and interest rates that the Company obtains from standard market data providers. The fair value of the Company’s foreign currency exchange contracts was not material at April 3, 2010 or January 2, 2010. In March 2010, the Company entered into an interest rate swap that was designated as a fair value hedge of the changes in fair value of the Company’s fixed rate 2013 Senior Notes. A summary of financial assets measured at fair value on a recurring basis at April 3, 2010 and January 2, 2010 is as follows (in thousands):

	April 3, 2010	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities	$385,761	$385,761	$—	$—
Trading marketable securities	167,351	167,351	—	—
Available-for-sale marketable securities	31,478	31,478	—	—
Total assets	$584,590	$584,590	$—	$—

Liabilities
Interest rate swap	$1,855	$—	$1,855	$—
Total liablities	$1,855	$—	$1,855	$—

	January 2, 2010	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities	$258,936	$258,936	$—	$—
Trading marketable securities	160,285	160,285	—	—
Available-for-sale marketable securities	31,711	31,711	—	—
Total	$450,932	$450,932	$—	$—

The Company’s money market securities are also classified as cash equivalents as the funds are highly liquid investments readily convertible to cash. The Company also had $144.1 million and $134.0 million of cash equivalents invested in short-term time deposits and interest and non-interest bearing bank accounts at April 3, 2010 and January 2, 2010, respectively.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

The fair value measurement standard also applies to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value. No material impairments of the Company’s long-lived assets were recognized during the first three months of 2010 or fiscal year 2009.

The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other assets. The carrying value of these investments approximated $57 million at both April 3, 2010 and January 2, 2010. These cost method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. When measured on a nonrecurring basis, the Company’s cost method investments are considered Level 3 in the fair value hierarchy, due to the use of unobservable inputs to determine fair value.

Fair Value of Other Financial Instruments

The aggregate fair value of the Company’s fixed-rate senior notes (inclusive of the interest rate swap) at April 3, 2010 (measured using quoted prices in active markets) was $1,675.6 million compared to the aggregate carrying value of $1,641.0 million. The fair value of the Company’s other debt obligations approximated their aggregate $295.0 million carrying value due to the variable interest rate and short-term nature of these instruments.

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the provisions of ASC Topic 815 in accounting for and disclosing derivative instruments and hedging activities. All derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in net earnings or other comprehensive income depending on whether the derivative is designated as part of a qualifying hedging transaction. Derivative assets and derivative liabilities are classified as other current assets, other assets, other current liabilities or other liabilities, as appropriate.

Derivative Foreign Currency Forward Contracts

The Company hedges a portion of its foreign currency exchange rate risk through the use of forward exchange contracts. The Company uses forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under ASC Topic 815. The Company measures its foreign currency exchange contracts at fair value on a recurring basis. The fair value of outstanding contracts was immaterial as of April 3, 2010 and January 2, 2010. During the first three months of 2010 and 2009, the net amount of gains (losses) the Company recorded to other income (expense) for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 was a net gain of $2.3 million and a net gain of $1.9 million, respectively. These net gains were almost entirely offset by corresponding net losses on the foreign currency exposures being managed. The Company does not enter into contracts for trading or speculative purposes. The Company’s policy is to enter into hedging contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.

Derivative Interest Rate Swap

The Company hedges the fair value of certain debt obligations through the use of interest rate swap contracts For interest rate swap contracts that are designated and qualify as fair value hedges, the gain or loss on the swap and the offsetting gain or loss on the hedged debt instrument attributable to the hedged risk are recognized in net earnings. Changes in the value of the fair value hedge are recognized in interest expense, offsetting the changes in the fair value of the hedged debt instrument. Additionally, any interest payments made or received are recognized as interest expense. The Company’s current interest rate swap is designed to manage the exposure to changes in the fair value of its 2013 Senior Notes. The swap is designated as a fair value hedge of the variability of the fair value of the fixed-rate 2013 Senior Notes due to changes in the long-term benchmark interest rates. Under the swap agreement, the Company agrees to exchange, at specified intervals, fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. As of April 3, 2010, the fair value of the interest rate swap was a $1.9 million unrealized loss which was recorded to other liabilities on the condensed consolidated balance sheet.

NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company’s four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF), and Neuromodulation (NMD). The primary products produced by each operating segment are: CRM – ICDs and pacemakers; CV – vascular closure devices, heart valve replacement and repair products and pressure measurement guidewires; AF – EP introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems; and NMD – neurostimulation devices.

The Company has aggregated the four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to customers and operating expenses managed by each of the reportable segments. Certain operating expenses managed by the Company’s selling and corporate functions, including all stock-based compensation expense, impairment charges, IPR&D charges and special charges have not been recorded in the individual reportable segments. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments. Additionally, certain assets are managed by the Company’s selling and corporate functions, principally including trade receivables, inventory, corporate cash and cash equivalents and deferred income taxes. For management reporting purposes, the Company does not compile capital expenditures by reportable segment; therefore, this information has not been presented as it is impracticable to do so.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NMD	CV/AF	Other	Total
Three Months ended April 3, 2010:
Net sales	$836,031	$425,665	$—	$1,261,696
Operating profit	523,937	243,714	(421,644)	346,007
Three Months ended April 4, 2009:
Net sales	$748,768	$385,025	$—	$1,133,793
Operating profit	461,030	190,885	(369,643)	282,272

The following table presents the Company’s total assets by reportable segment (in thousands):

Total Assets	April 3, 2010	January 2, 2010
CRM/NMD	$2,137,584	$2,124,534
CV/AF	1,319,575	1,294,009
Other	3,190,726	3,007,268
	$6,647,885	$6,425,811

Geographic Information

The following table presents net sales by geographic location of the customer (in thousands):

	Three Months Ended
Net Sales	April 3, 2010	April 4, 2009
United States	$648,933	$631,173
International
Europe	337,080	275,400
Japan	128,662	111,370
Asia Pacific	68,888	52,906
Other (a)	78,133	62,944
	612,763	502,620
	$1,261,696	$1,133,793

(a)	No one geographic market is greater than 5% of consolidated net sales.

The amounts for long-lived assets by significant geographic market include net property, plant and equipment by physical location of the asset. The prior period has been reclassified to conform to the current year presentation. The following table presents long-lived assets by geographic location (in thousands):

Long-Lived Assets	April 3, 2010	January 2, 2010
United States	$887,430	$876,462
International
Europe	69,651	77,790
Japan	18,367	18,756
Asia Pacific	55,864	39,946
Other	150,707	140,132
	294,589	276,624
	$1,182,019	$1,153,086

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our business is focused on the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiology, cardiac surgery and atrial fibrillation therapy areas and implantable neurostimulation medical devices for the management of chronic pain. We sell our products in more than 100 countries around the world. Our largest geographic markets are the United States, Europe, Japan and Asia Pacific. Our four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF), and Neuromodulation (NMD). Our principal products in each operating segment are as follows: CRM – tachycardia implantable cardioverter defibrillator systems (ICDs) and bradycardia pacemaker systems (pacemakers); CV – vascular closure devices, heart valve replacement and repair products and pressure measurement guidewires; AF – electrophysiology introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems; and NMD – neurostimulation devices. References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.

Our industry has undergone significant consolidation in the last decade and is highly competitive. Our strategy requires significant investment in research and development in order to introduce new products. We are focused on improving our operating margins through a variety of techniques, including the production of high quality products, the development of leading edge technology, the enhancement of our existing products and continuous improvement of our manufacturing processes. We expect competitive pressures in the industry, cost containment pressure on healthcare systems and the implementation of U.S. healthcare reform legislation to continue to place downward pressure on prices for our products, impact reimbursement for our products and potentially reduce medical procedure volumes.

In March 2010, significant U.S. healthcare reform legislation was enacted into law. As a U.S. headquartered company with significant sales in the United States, this health care reform legislation will materially impact us. Certain provisions of the legislation are not effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the legislation. The legislation does levy a 2.3% excise tax on all U.S. medical device sales beginning in 2013. This is a significant new tax that will materially and adversely affect our business and results of operations. The legislation also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what impacts these provisions will have on patient access to new technologies. The Medicare provisions also include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the provisions include a reduction in the annual rate of inflation for hospitals starting in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our net sales relate to CRM devices – ICDs and pacemakers. During the last three weeks of March 2010, a principal competitor in the CRM market, Boston Scientific Inc. (Boston Scientific), suspended sales of its ICD products in the United States. As a result, we experienced an incremental benefit in ICD sales in the range of approximately $20 million to $25 million for the first quarter of 2010. While our ICD sales for the first two weeks of April 2010 also benefited, Boston Scientific has since resumed selling its ICDs in the United States, and the long-term impact on the CRM market is uncertain. Management remains focused on increasing our worldwide CRM market share, as we are one of three principal manufacturers and suppliers in the global CRM market. We are also investing in our other three major growth platforms – atrial fibrillation, neuromodulation and cardiovascular – to increase our market share.

Net sales in the first quarter of 2010 were $1,261.7 million, an increase of 11% over the first quarter of 2009, led by sales growth of our ICDs and pacemakers as well as products to treat atrial fibrillation. Our ICD and pacemaker net sales grew approximately 15% and 6%, respectively, while AF net sales increased 17%. Favorable foreign currency translation comparisons increased first quarter 2010 net sales by $43.0 million. Refer to the Segment Performance section for a more detailed discussion of the results for the respective segments.

Our first quarter 2010 net earnings of $238.6 million and diluted net earnings per share of $0.73 increased approximately 19% and 26%, respectively, compared to our first quarter 2009 net earnings of $201.3 million and diluted net earnings per share of $0.58. These increases were due to incremental profits resulting from higher sales as well as lower outstanding shares resulting from repurchases of our common stock. From July 2009 through December 2009, we returned $1.0 billion to shareholders in the form of share repurchases.

We generated $192.5 million of operating cash flows during the first three months of 2010, compared to $133.7 million of operating cash flows during the first three months of 2009. We ended the first quarter with $529.9 million of cash and cash equivalents and $1,936.0 million of total debt. During the first quarter of 2010, we issued $450.0 million principal amount of 2.2% Senior Notes due 2013 (2013 Senior Notes) and retired our 3-year, unsecured term loan due 2011 (2011 Term Loan) using the majority of the net proceeds. During 2009, we issued $1,200.0 million principal amount of debt, consisting of $700.0 million of 3.75% Senior Notes due 2014 (2014 Senior Notes) and $500.0 million of 4.875% Senior Notes due 2019 (2019 Senior Notes). We have strong short-term credit ratings of A1 from Standard & Poor’s, P2 from Moody’s and F1 from Fitch; and long-term credit ratings of A from Standard & Poor’s, Baa1 from Moody’s and A from Fitch.

NEW ACCOUNTING PRONOUNCEMENTS

Certain new accounting standards will become effective for us in fiscal year 2010 and future periods. Information regarding new accounting pronouncements that impacted the first quarter of 2010 or our historical consolidated financial statements and related disclosures is included in Note 2 to the Condensed Consolidated Financial Statements.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2010-6, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including (i) significant transfers into and out of Level 1 and Level 2 fair value measurements and (ii) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. We have incorporated the additional disclosures required for Level 1 and Level 2 fair value measurements as of April 3, 2010; currently we have no Level 3 fair value measurements, however, we will incorporate the additional disclosures regarding the valuation techniques and inputs used to measure fair value, as applicable. Further, we will adopt the Level 3 reconciliation disclosures required, beginning in our first quarter of 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 (2009 Annual Report on Form 10-K).

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; inventory reserves; valuation of purchased in-process research and development (IPR&D), other intangible assets and goodwill; income taxes; litigation reserves and insurance receivables; and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K.

SEGMENT PERFORMANCE

Our four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF), and Neuromodulation (NMD). The primary products produced by each operating segment are: CRM – ICDs and pacemakers; CV – vascular closure devices, heart valve replacement and repair products and pressure measurement guidewires; AF – electrophysiology introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems; and NMD – neurostimulation devices.

We aggregate our four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Net sales of our reportable segments include end-customer revenue from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to customers and operating expenses managed by each of the reportable segments. Certain operating expenses managed by our selling and corporate functions, including all stock-based compensation expense, impairment charges, IPR&D charges and special charges have not been recorded in the individual reportable segments. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NMD	CV/AF	Other	Total
Three Months ended April 3, 2010:
Net sales	$836,031	$425,665	$—	$1,261,696
Operating profit	523,937	243,714	(421,644)	346,007
Three Months ended April 4, 2009:
Net sales	$748,768	$385,025	$—	$1,133,793
Operating profit	461,030	190,885	(369,643)	282,272

The following discussion of the changes in our net sales is provided by class of similar products within our four operating segments, which is the primary focus of our sales activities.

Cardiac Rhythm Management

	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009	% Change
ICD systems	$451,475	$393,953	14.6%
Pacemaker systems	300,248	282,368	6.3%
	$751,723	$676,321	11.1%

Cardiac Rhythm Management net sales increased by 11% during the first three months of 2010 compared to the first three months of 2009 due primarily to volume growth. Foreign currency translation had a $24.3 million favorable impact on CRM net sales during the first three months of 2010 compared to the same period in 2009.

ICD net sales increased 15% during the first three months of 2010 compared to the first three months of 2009, primarily due to volume growth. The improved volume growth in ICD net sales in the first three months of 2010 was broad-based across both U.S. and international markets, reflecting our continued market penetration into new customer accounts and market demand for our cardiac resynchronization therapy ICD devices. In the United States, first quarter 2010 ICD net sales of $280.5 million increased 9.1% over the prior year’s first quarter. This included an incremental benefit in the range of approximately $20 million to $25 million in ICD net sales related to the suspension of sales by a principal competitor in the CRM market. Internationally, first quarter 2010 ICD net sales of $171.0 million increased 25.5% compared to the first quarter of 2009. Foreign currency translation had a $12.4 million favorable impact on international ICD net sales in the first quarter of 2010 compared to the first quarter of 2009.

Pacemaker net sales increased 6% in the first quarter of 2010 compared to the first quarter of 2009 driven by both volume growth and sales mix. In the United States, first quarter 2010 pacemaker net sales of $128.0 million remained flat compared to the same period last year. Internationally, first quarter 2010 pacemaker net sales of $172.2 million increased 12.3% compared to the first quarter of 2009. Foreign currency translation had an $11.9 million favorable impact on international pacemaker net sales in the first quarter of 2010 compared to the same period last year.

Cardiovascular

	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009	% Change
Vascular closure devices	$98,224	$97,577	0.7%
Heart valve products	85,609	80,624	6.2%
Other cardiovascular products	71,724	61,586	16.5%
	$255,557	$239,787	6.6%

Cardiovascular net sales increased 7% during the first three months of 2010 compared to the same period one year ago. CV net sales were favorably impacted by foreign currency translation impacts of $10.0 million. Vascular closure device net sales were flat in the first quarter of 2010 compared to the prior year. Heart valve product net sales increased 6% during the first quarter of 2010 over the first quarter of 2009 primarily due to increased sales volumes. Net sales of other cardiovascular products increased $10.1 million during the first quarter of 2010 compared to the first quarter of 2009 primarily due to increased sales volumes of pressure measurement guidewires.

Atrial Fibrillation

	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009	% Change
Atrial fibrillation products	$170,108	$145,238	17.1%

Atrial Fibrillation net sales increased 17% during the first quarter of 2010 compared to the same period one year ago. The increases in AF net sales were driven by volume growth. Our access, diagnosis, visualization, recording and ablation products assist physicians in diagnosing and treating atrial fibrillation and other irregular heart rhythms. Foreign currency translation had a favorable impact on AF net sales of $6.9 million in the first quarter of 2010 compared to the first quarter of 2009.

Neuromodulation

	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009	% Change
Neuromodulation products	$84,308	$72,447	16.4%

Neuromodulation net sales increased 16% during the first quarter of 2010 compared to the same prior year period. The increases in NMD net sales were driven by strong volume growth and continued growth in the neuromodulation market. Foreign currency translation had a favorable impact on NMD net sales of approximately $1.8 million in the first quarter of 2010 compared to the first quarter of 2009.

RESULTS OF OPERATIONS

Net sales

	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009	% Change
Net sales	$1,261,696	$1,133,793	11.3%

Overall, net sales increased 11% in the first quarter of 2010 over the first quarter of 2009. First quarter 2010 net sales were favorably impacted by volume growth, driven by CRM and AF product sales. Foreign currency translation had a favorable impact on first quarter 2010 net sales of $43.0 million due primarily to the weakening of the U.S. Dollar against the Euro. This amount is not indicative of the net earnings impact of foreign currency translation for the first quarter of 2010 due to partially offsetting foreign currency translation impacts on cost of sales and operating expenses.

Net sales by geographic location of the customer were as follows (in thousands):

	Three Months Ended
Net Sales	April 3, 2010	April 4, 2009
United States	$648,933	$631,173
International
Europe	337,080	275,400
Japan	128,662	111,370
Asia Pacific	68,888	52,906
Other (a)	78,133	62,944
	612,763	502,620
	$1,261,696	$1,133,793

          (a) No one geographic market is greater than 5% of consolidated net sales.

Gross profit

	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009
Gross profit	$940,527	$839,298
Percentage of net sales	74.5%	74.0%

Gross profit for the first quarter of 2010 totaled $940.5 million, or 74.5% of net sales, compared to $839.3 million, or 74.0% of net sales, for the first quarter of 2009. The increase in our gross profit percentage during the first quarter of 2010 compared to the same period in 2009 resulted from favorable foreign currency translation and sales mix.

Selling, general and administrative (SG&A) expense

	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009
Selling, general and administrative	$443,290	$417,675
Percentage of net sales	35.1%	36.8%

SG&A expense for the first quarter of 2010 totaled $443.3 million, or 35.1% of net sales, compared to $417.7 million, or 36.8% of net sales, for the first quarter of 2009. The decrease in SG&A expense as a percent of net sales is a result of the restructuring actions disclosed in the third and fourth quarter of 2009. Refer to Note 7 of the Condensed Consolidated Financial Statements.

Research and development (R&D) expense

	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009
Research and development	$151,230	$139,351
Percentage of net sales	12.0%	12.3%

R&D expense in the first quarter of 2010 totaled $151.2 million, or 12.0% of net sales, compared to $139.4 million, or 12.3% of net sales, for the first quarter of 2009. While first quarter 2010 R&D expense as a percent of net sales remained comparable to the first quarter of 2009, total R&D expense increased 8.5% compared to the same prior year period, reflecting our continuing commitment to fund future long-term growth opportunities. We continue to balance delivering short-term results with our investments in long-term growth drivers.

Other income (expense), net

Three Months Ended	April 3, 2010	April 4, 2009
Interest income	$251	$559
Interest expense	(20,155)	(6,951)
Other	(412)	(920)
Total other income (expense), net	$(20,316)	$(7,312)

In March 2010, we repaid our 2011 Term Loan, resulting in the write-off of $3.7 million of debt issuance costs which was recognized as interest expense during the first quarter of 2010. The remaining increase in interest expense is the result of higher outstanding debt balances during the first quarter of 2010 compared to the first quarter of 2009.

Income taxes

	Three Months Ended
(as a percent of pre-tax income)	April 3, 2010	April 4, 2009
Effective tax rate	26.8%	26.8%

Our effective income tax rate was 26.8% for both the first quarter of 2010 and 2009. Our effective tax rate for the first three months of 2010 does not include the impact of the Federal Research and Development tax credit (R&D tax credit), as the R&D tax credit expired at the end of 2009 and has not yet been extended. Because the R&D tax credit was not extended, our first quarter 2010 effective tax rate was negatively impacted by 2.0 percentage points.

LIQUIDITY

We believe that our available borrowing capacity under our $1.0 billion long-term committed credit facility (Credit Facility) and related commercial paper program, existing cash balances and future cash generated from operations will be sufficient to meet our working capital, capital investment and debt service requirements over the next twelve months and in the foreseeable future thereafter. Although we believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital should suitable investment opportunities arise, additional disruptions in the global financial markets may adversely impact the availability and cost of capital. As of April 3, 2010, we had $1.0 billion of available borrowing capacity under our Credit Facility and related commercial paper program. Our short-term credit ratings are A1 from Standard & Poor’s, P2 from Moody’s and F1 from Fitch; our long-term credit ratings are A from Standard & Poor’s, Baa1 from Moody’s and A from Fitch. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.

At April 3, 2010, a portion of our cash and cash equivalents was held by our non-U.S. subsidiaries. These funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practical to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate funds held by our non-U.S. subsidiaries.

We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the quarter) decreased from 89 days at January 2, 2010 to 87 days at April 3, 2010. Our DIOH (ending net inventory divided by average daily cost of sales for the most recent six months) increased from 184 days at January 2, 2010 to 186 days at April 3, 2010 due to special charges.

A summary of our cash flows from operating, investing and financing activities is provided in the following table (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Net cash provided by (used in):
Operating activities	$192,475	$133,706
Investing activities	(112,083)	(89,712)
Financing activities	60,788	151,758
Effect of currency exchange rate changes on cash and cash equivalants	(4,233)	(6,944)
Net increase in cash and cash equivalants	$136,947	$188,808

Operating Cash Flows

Cash provided by operating activities was $192.5 million during the first three months of 2010 compared to $133.7 million during the first three months of 2009. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, accounts payable, accrued liabilities and income taxes payable.

Investing Cash Flows

Cash used in investing activities was $112.1 million during the first three months of 2010 compared to $89.7 million during the same period last year. Our purchases of property, plant and equipment, which totaled $75.6 million and $80.8 million in the first three months of 2010 and 2009, respectively, primarily reflect our continued investment in our product growth platforms currently in place. In March 2010, we made our final scheduled acquisition payment of $31.3 million for MediGuide, Inc.

Financing Cash Flows

Cash provided by financing activities was $60.8 million during the first three months of 2010 compared to $151.8 million of cash provided by financing activities in the first three months of 2009. Our financing cash flows can fluctuate significantly depending upon our liquidity needs and the amount of stock option exercises. During the first three months of 2010, we issued $450.0 million principal amount of 2013 Senior Notes and repaid the remaining balance ($432.0 million) of our 3-year unsecured 2011 Term Loan using the net proceeds.

DEBT AND CREDIT FACILITIES

We have a long-term $1.0 billion committed Credit Facility used to support our commercial paper program and for general corporate purposes. Borrowings under this facility bear interest at the United States Prime Rate (Prime Rate) or the United States Dollar London InterBank Offered Rate (LIBOR) plus 0.235%, at our election. In the event over half of the Credit Facility is drawn upon, an additional five basis points is added to the elected Prime or LIBOR rate. The interest rates are subject to adjustment in the event of a change in our credit ratings. There were no outstanding borrowings under the Credit Facility as of April 3, 2010 or January 2, 2010.

Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. As of April 3, 2010 and January 2, 2010, we had no outstanding commercial paper borrowings. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. We historically have only issued commercial paper up to the amount of our available borrowing capacity under the Credit Facility, as commercial paper has lower interest rates.

In July 2009, we issued $700.0 million aggregate principal amount of 2014 Senior Notes and $500.0 million aggregate principal amount of 2019 Senior Notes. In August 2009, we used $500.0 million of the net proceeds from the 2014 Senior Notes and 2019 Senior Notes to repay all amounts outstanding under our Credit Facility. We may redeem the 2014 Senior Notes or 2019 Senior Notes at any time at the applicable redemption prices. Both the 2014 Senior Notes and 2019 Senior Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness.

In March 2010, we issued $450.0 million principal amount of 2013 Senior Notes. We used $432.0 million of the net proceeds to repay our 2011 Term Loan. Interest payments are required on a semi-annual basis. We may redeem the 2013 Senior Notes at any time at the applicable redemption price. The 2013 Senior Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness.

Concurrent with the issuance of the 2013 Senior Notes, we entered into a 3-year, $450.0 million notional amount interest rate swap that was designated as a fair value hedge of the changes in fair value of our 2013 Senior Notes, As of April 3, 2010, the fair value of the swap was a $1.9 million unrealized loss which was recorded in other liabilities on the condensed consolidated balance sheet. Refer to Note 13 of the Condensed Consolidated Financial Statements for additional information regarding the interest rate swap.

In December 2008, we entered into a 3-year, Yen-denominated unsecured term loan in Japan (Yen Term Loan). As of April 3, 2010, 6.5 billion Japanese Yen is outstanding (the equivalent of $70.1 million at April 3, 2010 and $70.7 million at January 2, 2010). We can initiate future borrowings up to the 8.0 billion Japanese Yen term loan amount. The borrowings bear interest at the Yen LIBOR plus 2.0%. Interest payments are required on a semi-annual basis and the entire principal balance is due in December 2011. The principal amount recorded on the balance sheet for the Yen Term Loan fluctuates based on the effects of foreign currency translation.

In May 2003, we issued 7-year, 1.02% Yen-denominated notes in Japan (Yen Notes) totaling 20.9 billion Yen (the equivalent of $224.9 million at April 3, 2010 and $226.8 million at January 2, 2010). Interest payments are required on a semi-annual basis and the entire principal balance is due on May 7, 2010. We intend to repay the principal balance with proceeds from our April 28, 2010 issuance of new 7-year, 1.58% Senior Notes and new 10-year, 2.04% Senior Notes totaling a combined 20.9 billion Yen. Interest payments on the notes are required on a semi-annual basis.

Our Credit Facility and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 55% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the Credit Facility, our senior notes and Yen Notes we also have certain limitations on how we conduct our business, including limitations on additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of April 3, 2010.

COMMITMENTS AND CONTINGENCIES

We have certain contingent commitments to acquire various businesses involved in the distribution of our products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of April 3, 2010, we could be required to pay approximately $107 million in future periods to satisfy such commitments. A description of our contractual obligations and other commitments is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2009 Annual Report on Form 10-K. As of April 3, 2010, the only significant change to our contractual obligations and other commitments as previously disclosed in our 2009 Annual Report on Form 10-K relates to our debt due to the issuance of the 2013 Senior Notes and repayment of our 2011 Term Loan.

The following schedule presents a summary of our debt obligations as of April 3, 2010 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations reflected in the balance sheet:
Debt obligations (a)	$2,303,249	$279,562	$175,311	$1,238,688	$609,688

a)

These amounts also include scheduled interest payments on our debt obligations. See Note 5 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding our debt obligations.

We have no off-balance sheet financing arrangements other than that previously disclosed in our 2009 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENTS

In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast”, “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in the sections entitled Off-Balance Sheet Arrangements and Contractual Obligations, Market Risk and Competition and Other Considerations in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 Annual Report on Form 10-K and in Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the list below.

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

9.

Changes in laws, regulations or administrative practices affecting government regulation of our products, such as FDA regulations, including those that increase the time and/or expense of obtaining approval for products or impose additional burdens on the manufacture and sale of medical devices.

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

15.	Adverse developments in litigation, including product liability litigation, patent or other intellectual property litigation or shareholder litigation.

16.	Inability to successfully integrate the businesses that we have acquired in recent years and that we plan to acquire.
17.	Failure to successfully complete or unfavorable data from clinical trials for our products or new indications for our products and/or failure to successfully develop markets for such new indications.
18.	Changes in accounting rules that adversely affect the characterization of our results of operations, financial position or cash flows.
19.	The disruptions in the financial markets and the economic downturn that adversely impact the availability and cost of credit and customer purchasing and payment patterns.
20.

Conditions imposed in resolving, or any inability to timely resolve, any regulatory issues raised by the FDA, including Form 483 observations or warning letters, as well as risks generally associated with our regulatory compliance and quality systems.

21.

Governmental legislation, including the recently enacted Patient Protection and Affordable Care Act and the Health Care and Educational Reconciliation Act, and/or regulation that significantly impacts the healthcare system in the United States and that results in lower reimbursement for procedures using our products, reduces medical procedure volumes or otherwise adversely affects our business and results of operations, including the recently enacted medical device excise tax.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since January 2, 2010 in our market risk. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2009 Annual Report on Form 10-K.

Item 4.      CONTROLS AND PROCEDURES

As of April 3, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2010.

We are in the process of implementing a new enterprise resource planning (ERP) system which is being completed in phases. For the most recent implementation phase, which was completed during the first quarter of 2010, the Company’s European locations implemented the new ERP system which resulted in some changes in internal controls. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our products are continually the subject of clinical trials conducted by us, our competitors or other third parties, the results of which may be unfavorable, or perceived as unfavorable by the market, and could have a material adverse effect on our business, financial condition or results of operations.

As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market’s or FDA’s perception of this clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate and our business, financial condition, results of operations or future prospects.

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

We are currently the subject of various product liability claims, including several lawsuits in the United States and a lawsuit being allowed to proceed as a class action in Canada relating to products incorporating Silzone® coating. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. We believe that the final resolution of the Silzone litigation matters may take a number of years and cannot reasonably estimate the time frame in which any potential settlements or judgments would be paid out or the amounts of any such settlements or judgments. In addition, the cost to defend any future litigation, whether Silzone-related or not, may be significant. We believe that many settlements and judgments relating to the Silzone litigation and our other litigation may be covered in whole or in part under our previously-issued product liability insurance policies and existing reserves. Any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered under our previously-issued product liability insurance policies and existing reserves could have a material adverse effect on our consolidated earnings, financial position and cash flows.

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

Consistent with the predominant practice in our industry, we do not currently maintain or intend to maintain any insurance policies with respect to product liability in the future. This decision was made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insured retentions, increasing number of coverage limitations and high insurance premium rates. We will continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage in the future. We believe that our self-insurance program, which is based on historical loss trends, will be adequate to cover future losses, although we can provide no assurances that this will remain true as historical trends may not be indicative of future losses. These losses could have a material adverse impact on our consolidated earnings, financial condition or cash flows.

The loss of any of our sole-source suppliers or an increase in the price of inventory supplied to us could have an adverse effect on our business, financial condition and results of operations.

We purchase certain supplies used in our manufacturing processes from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Agreements with certain suppliers are terminable by either party upon short notice and we have been advised periodically by some suppliers that in an effort to reduce their potential product liability exposure, they may terminate sales of products to customers that manufacture implantable medical devices. While some of these suppliers have modified their positions and have indicated a willingness to continue to provide a product temporarily until an alternative vendor or product can be qualified (or even to reconsider the supply relationship), where a particular single-source supply relationship is terminated, we may not be able to establish additional or replacement suppliers for certain components or materials quickly. This is largely due to the FDA approval system, which mandates validation of materials prior 28 to use in our products, and the complex nature of manufacturing processes employed by many suppliers. In addition, we may lose a sole-source supplier due to, among other things, the acquisition of such a supplier by a competitor (which may cause the supplier to stop selling its products to us) or the bankruptcy of such a supplier, which may cause the supplier to cease operations. A reduction or interruption by a sole-source supplier of the supply of materials or key components used in the manufacturing of our products or an increase in the price of those materials or components could adversely affect our business, financial condition and results of operations.

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

In March 2010, significant health care reform was enacted into law in the United States, which included a number of provisions aimed at improving quality and decreasing costs. It is uncertain what consequences these provisions will have on patient access to new technologies and what impacts these provisions will have on Medicare reimbursement rates. Legislative or administrative reforms to the U.S. or international reimbursement systems that significantly reduce reimbursement for procedures using our medical devices or deny coverage for such procedures, or adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues, would have an adverse impact on the products, including clinical products, purchased by our customers and the prices our customers are willing to pay for them. This in turn would have an adverse effect on our financial condition and results of operations.

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

Our industry is subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities have been increasing their scrutiny of our industry. We have received subpoenas and other requests for information from state and federal governmental agencies, including, among others, the U.S. Department of Justice and the Office of Inspector General of the Department of Health and Human Services. These investigations relate primarily to financial arrangements with health care providers, regulatory compliance and product promotional practices. We are cooperating with these investigations and are responding to these requests.

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

In March 2010, we received a Civil Investigative Demand from the Civil Division of the U.S. Department of Justice containing interrogatories and a request for documents relating to an investigation into the reimbursement practices for ICD products. We are fully cooperating with these investigations and are responding to these requests. However, we cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on the Company. An adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties and/or administrative remedies, including exclusion from government reimbursement programs. In addition, resolution of any of these matters could involve the imposition of additional and costly compliance obligations. Finally, if these investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant administrative burdens on us. These potential consequences, as well as any adverse outcome from these investigations or other investigations initiated by the government at any time, could have a material adverse effect on our financial condition and results of operations.

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

Current economic conditions could adversely affect our results of operations.

The global financial crisis has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in the global economy, and these and other factors beyond our control may adversely affect our ability to borrow money in the credit markets and to obtain financing for acquisitions or other general corporate and commercial purposes. Our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products or to pay for products they do purchase on a timely basis, if at all. The strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our average selling prices, our net sales and profit margins, procedural volumes and reimbursement rates from third party payors. In addition, the current economic conditions may adversely affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products.

Our business, financial condition, results of operations and cash flows could be significantly and adversely affected by recent healthcare reform legislation and other administration and legislative proposals.

The Patient Protection and Affordable Care Act and Health Care and Educational Reconciliation Act (the Acts) were enacted into law in March 2010. As a U.S. headquartered company with significant sales in the United States, this health care reform legislation will materially impact us as well as the U.S. economy. Certain provisions of the Acts will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the legislation.. The legislation does levy a 2.3% excise tax on all U.S. medical device sales beginning in 2013. This is a significant new tax that will materially and adversely affect our business and results of operations. The legislation also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the provisions include a reduction in the annual rate of inflation for hospitals starting in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition and results of operations.

We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as the recent proposal by the Obama administration, if enacted, could have a significant adverse impact on our future results of operations. In addition, recent health care legislation levies a 2.3% excise tax on all U.S. medical device sales beginning in 2013.

Item 6.      EXHIBITS

4

Second Supplemental Indenture, dated as of March 17, 2010, between the Company and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to St. Jude Medical’s Current Report on Form 8-K filed on March 19, 2010.

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

101

Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended April 3, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

May 4, 2010	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER
Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

4

Second Supplemental Indenture, dated as of March 17, 2010, between the Company and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to St. Jude Medical’s Current Report on Form8-K filed on March 19, 2010.

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

101

Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended April 3, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text. *

#	Filed as an exhibit to this Quarterly Report on Form 10-Q.
*	Furnished herewith.