Form 10-Q
period 2010-07-03
ST JUDE MEDICAL INC
filed 2010-08-11
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 3, 2010 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission File Number: 1-12441

ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One St. Jude Medical Drive, St. Paul, Minnesota 55117
(Address of principal executive offices, including zip code)

(651) 756-2000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐ Yes   ☒  No

The number of shares of common stock, par value $.10 per share, outstanding on August 2, 2010 was 327,403,538.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net sales	$1,312,769	$1,184,412	$2,574,465	$2,318,205
Cost of sales	345,302	305,544	666,471	600,039
Gross profit	967,467	878,868	1,907,994	1,718,166

Selling, general and administrative expense	447,610	431,169	890,900	848,844
Research and development expense	155,104	143,052	306,334	282,403
Operating profit	364,753	304,647	710,760	586,919

Other income (expense), net	(20,230)	(4,961)	(40,546)	(12,273)
Earnings before income taxes	344,523	299,686	670,214	574,646

Income tax expense	90,485	80,316	177,607	154,005

Net earnings	$254,038	$219,370	$492,607	$420,641

Net earnings per share:
Basic	$0.78	$0.63	$1.51	$1.21
Diluted	$0.77	$0.63	$1.50	$1.20

Weighted average shares outstanding:
Basic	326,924	346,767	326,113	346,308
Diluted	329,313	350,620	328,684	350,213

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	July 3, 2010 (Unaudited)	January 2, 2010
ASSETS
Current Assets
Cash and cash equivalents	$667,054	$392,927
Accounts receivable, less allowance for doubtful accounts of $34,229 at July 3, 2010 and $34,947 at January 2, 2010	1,227,404	1,170,579
Inventories	662,330	659,960
Deferred income taxes, net	158,349	164,738
Other	312,735	172,002
Total current assets	3,027,872	2,560,206
Property, plant and equipment, at cost	2,043,325	1,949,416
Less: accumulated depreciation	(838,172)	(796,330)
Net property, plant and equipment	1,205,153	1,153,086

Goodwill	1,989,031	2,005,851
Other intangible assets, net	424,316	456,142
Other assets	279,926	250,526
TOTAL ASSETS	$6,926,298	$6,425,811

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$—	$334,787
Accounts payable	150,565	132,543
Income taxes payable	—	13,498
Accrued expenses
Employee compensation and related benefits	271,427	269,293
Other	246,442	317,192
Total current liabilities	668,434	1,067,313

Long-term debt	1,961,837	1,587,615
Deferred income taxes, net	138,064	132,392
Other liabilities	344,657	314,940
Total liabilities	3,112,992	3,102,260
Commitments and Contingencies (Note 6)	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 327,187,246 and 324,537,581 shares issued and outstanding at July 3, 2010 and January 2, 2010, respectively)	32,719	32,454
Additional paid-in capital	117,917	5,860
Retained earnings	3,683,810	3,191,203
Accumulated other comprehensive income:
Cumulative translation adjustment	(35,725)	82,033
Unrealized gain on available-for-sale securities	14,585	12,001
Total shareholders’ equity	3,813,306	3,323,551
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,926,298	$6,425,811

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Six Months Ended	July 3, 2010	July 4, 2009
OPERATING ACTIVITIES
Net earnings	$492,607	$420,641
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	115,364	100,944
Amortization of debt discount	454	—
Stock-based compensation	36,441	27,980
Excess tax benefits from stock-based compensation	(8,002)	(12,866)
Deferred income taxes	11,386	13,415
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(135,361)	(68,780)
Inventories	(19,860)	(64,864)
Other current assets	(38,140)	(41,360)
Accounts payable and accrued expenses	43,625	(34,076)
Income taxes payable	(3,133)	17,427
Net cash provided by operating activities	495,381	358,461

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(145,752)	(158,476)
Business acquisition payments, net of cash acquired	(135,601)	(9,065)
Other, net	(16,152)	1,330
Net cash used in investing activities	(297,505)	(166,211)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	65,187	39,588
Excess tax benefits from stock-based compensation	8,002	12,866
Borrowings under debt facilities	671,094	221,999
Payments under debt facilities	(655,723)	(118,774)
Net cash provided by financing activities	88,560	155,679

Effect of currency exchange rate changes on cash and cash equivalents	(12,309)	2,197
Net increase in cash and cash equivalents	274,127	350,126
Cash and cash equivalents at beginning of period	392,927	136,443
Cash and cash equivalents at end of period	$667,054	$486,569

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) updated the revenue recognition accounting guidance of FASB Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, relating to the accounting for revenue arrangements that involve more than one deliverable or unit of accounting. The updated guidance allows companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the economics of the transaction by revising certain thresholds for separation, and providing criteria for allocation of revenue among deliverables. The FASB also updated the scope of the revenue recognition accounting guidance of FASB ASC Topic 985, Software, removing both non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The updated accounting guidance is effective for annual periods beginning after June 15, 2010. Early adoption is permitted and may be prospective or retrospective. In the first quarter of 2010, the Company elected to adopt both accounting guidance updates prospectively effective January 3, 2010. The Company’s adoption did not have a material impact on the first or second quarter of 2010 and the Company does not expect any material impacts to subsequent interim or annual 2010 periods.

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The adoption of ASU 2009-17 in January 2010 has not had a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including (i) significant transfers into and out of Level 1 and Level 2 fair value measurements and (ii) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. The Company adopted the additional disclosures required for Level 1 and Level 2 fair value measurements in the first quarter of 2010 (see Note 12). The Company will adopt Level 3 disclosures beginning in the first quarter of 2011.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 14) for the six months ended July 3, 2010 were as follows (in thousands):

	CRM/NMD	CV/AF	Total
Balance at January 2, 2010	$1,218,329	$787,522	$2,005,851
Foreign currency translation and other	(573)	(16,247)	(16,820)
Balance at July 3, 2010	$1,217,756	$771,275	$1,989,031

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	July 3, 2010		January 2, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Purchased technology and patents	$499,649	$186,205	$506,893	$171,760
Customer lists and relationships	182,584	90,382	182,368	81,129
Trademarks and tradenames	24,301	7,329	24,286	6,336
Licenses, distribution agreements and other	5,840	4,142	5,693	3,873
	$712,374	$288,058	$719,240	$263,098

NOTE 4 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	July 3, 2010	January 2, 2010
Finished goods	$480,269	$460,600
Work in process	62,387	60,702
Raw materials	119,674	138,658
	$662,330	$659,960

NOTE 5 – DEBT

The Company’s debt consisted of the following (in thousands):

	July 3, 2010	January 2, 2010
3.75% senior notes due 2014	$699,142	$699,036
4.875% senior notes due 2019	494,245	493,927
2.20% senior notes due 2013	459,264	—
Term loan due 2011	—	432,000
2.04% Yen-denominated senior notes due 2020	143,944	—
1.58% Yen-denominated senior notes due 2017	91,879	—
1.02% Yen-denominated notes due 2010	—	226,787
Yen-denominated term loan due 2011	73,363	70,652
Total debt	1,961,837	1,922,402
Less: current debt obligations	—	334,787
Long-term debt	$1,961,837	$1,587,615

Expected future minimum principal payments under the Company’s debt obligations are as follows: $73.4 million in 2011; $450.0 million in 2013; $700.0 million in 2014; and $735.8 million in years thereafter.

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

Senior notes due 2013: On March 10, 2010, the Company issued $450.0 million principal amount of 3-year, 2.20% unsecured senior notes (2013 Senior Notes). The majority of the net proceeds from the issuance of the 2013 Senior Notes was used to retire the Company’s 3-year, unsecured term loan due 2011 (2011 Term Loan). Interest payments on are required on a semi-annual basis. The 2013 Senior Notes were issued at a discount, yielding an effective interest rate of 2.23% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2013 Senior Notes at any time at the applicable redemption price.

Concurrent with the issuance of the 2013 Senior Notes, the Company entered into a 3-year, $450.0 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of the Company’s fixed-rate 2013 Senior Notes. As of July 3, 2010, the fair value of the swap was a $9.6 million unrealized gain which was recorded in other assets on the condensed consolidated balance sheet, with a corresponding adjustment to the carrying value of the 2013 Senior Notes. Refer to Note 13 for additional information regarding the interest rate swap.

2.04% Yen-denominated senior notes due 2020: On April 28, 2010, the Company issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Yen (the equivalent of $143.9 million at July 3, 2010). The net proceeds from the issuance of the 2.04% Yen Notes were used to repay the 1.02% Yen-denominated notes that matured May 7, 2010 (1.02% Yen Notes). The principal amount of the 2.04% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2020.

1.58% Yen-denominated senior notes due 2017: On April 28, 2010, the Company issued 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Yen (the equivalent of $91.9 million at July 3, 2010). The net proceeds from the issuance of the 1.58% Yen Notes were used to repay the 1.02% Yen Notes. The principal amount of the 1.58% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2017.

1.02% Yen-denominated notes due 2010: On May 7, 2010, the Company repaid its 1.02% Yen Notes totaling 20.9 billion Yen utilizing proceeds from the issuance of its 2.04% Yen Notes and 1.58% Yen Notes.

Yen-denominated term loan due 2011: In December 2008, the Company entered into a 3-year, Yen-denominated unsecured term loan in Japan (Yen Term Loan) totaling 8.0 billion Japanese Yen. In December 2009, the Company voluntarily repaid 1.5 billion Japanese Yen, resulting in an outstanding balance of 6.5 billion Japanese Yen (the equivalent of $73.4 million at July 3, 2010 and $70.7 million at January 2, 2010). The Company can initiate future borrowings up to the 8.0 billion Japanese Yen term loan amount. The principal amount of the Yen Term Loan recorded on the balance sheet fluctuates based on the effects of foreign currency translation. The borrowings bear interest at the Yen LIBOR plus 0.4%. Interest payments are required on a semi-annual basis and the entire principal balance is due in December 2011.

Other available borrowings: In December 2006, the Company entered into a 5-year, $1.0 billion committed credit facility (Credit Facility) that it may draw on for general corporate purposes and to support its commercial paper program. Borrowings under the Credit Facility bear interest at the Prime Rate or LIBOR plus 0.235%, at the election of the Company. In the event that over half of the Credit Facility is drawn upon, an additional five basis points is added to the elected Prime Rate or LIBOR rate. The interest rates are subject to adjustment in the event of a change in the Company’s credit ratings. As of July 3, 2010 and January 2, 2010, the Company has no outstanding borrowings under this facility.

The Company’s commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. The Company had no commercial paper borrowings outstanding as of July 3, 2010 or January 2, 2010. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. The Company classifies all of its commercial paper borrowings as long-term debt, as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed Credit Facility.

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

The Company has two outstanding class action cases in Ontario and one individual case in British Columbia by the Provincial health insurer. In Ontario, a class action case involving Silzone patients has been certified, and the trial began in February 2010. A second case seeking class action status in Ontario has been stayed pending resolution of the ongoing Ontario class action. The complaints in the Ontario cases request damages up to 2.0 billion Canadian Dollars (the equivalent of $1.9 billion at July 3, 2010). Based on the Company’s historical experience, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed. The British Columbia Provincial health insurer has a lawsuit seeking to recover the cost of insured services furnished or to be furnished to class members in the British Columbia class action, and that lawsuit remains pending in the British Columbia court.

The Company has recorded an accrual for probable legal costs, settlements and judgments for Silzone related litigation. The Company is not aware of any unasserted claims related to Silzone-coated products. For all Silzone legal costs incurred, the Company records insurance receivables for the amounts that it expects to recover. Any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves could be material to the Company’s consolidated earnings, financial position and cash flows. The following table summarizes the Company’s Silzone legal accrual and related insurance receivable at July 3, 2010 and January 2, 2010 (in thousands):

	July 3, 2010	January 2, 2010
Silzone legal accrual	$23,133	$23,326
Silzone insurance receivable	$58,531	$42,538

The Company’s remaining product liability insurance for Silzone claims consists of two $50.0 million layers, each of which is covered by one or more insurance companies. The first $50.0 million layer of insurance is covered by American Insurance Company (AIC). In December 2007, AIC initiated a lawsuit in Minnesota Federal District Court seeking a court order declaring that it is not required to provide coverage for a portion of the Silzone litigation defense and indemnity expenses that the Company may incur in the future. The Company believes the claims of AIC are without merit and plans to vigorously defend against the claims AIC has asserted. The insurance broker that assisted the Company in procuring the insurance with AIC has also been added as a party to the case on the Company’s behalf.

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

Ohio OIG Investigation: In July 2007, the Company received a civil subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General (OIG), requesting documents regarding the Company’s relationships with ten Ohio hospitals during the period from 2003 through 2006. In June 2010, without an admission of liability, the Company agreed to settle this matter and paid $3.7 million.

Boston U.S. Attorney Investigation: In October 2005, the U.S. Department of Justice (DOJ), acting through the U.S. Attorney’s office in Boston, commenced an industry-wide investigation into whether the provision of payments and/or services by makers of ICDs and bradycardia pacemaker systems (pacemakers) to doctors or other persons constitutes improper inducements under the federal health care program anti-kickback law. As part of this investigation, the Company has received three subpoenas from the government requesting documents regarding the Company’s practices related to ICDs, pacemakers, lead systems and related products marketed by the Company’s Cardiac Rhythm Management (CRM) operating segment. The Company has cooperated with the investigation and has produced documents and witnesses as requested. In January 2010, the U.S. District Court for the District of Massachusetts unsealed a qui tam action (private individual bringing suit on behalf of the U.S. Government) filed by a former employee containing allegations relating to the issues covered by the subpoenas. Although in December 2009, the DOJ had declined to intervene in this qui tam suit, the DOJ filed a motion in August 2010 to intervene. The Court granted the DOJ’s motion, without prejudice to the Company, and also directed the DOJ to file its complaint by August 31, 2010. The DOJ has indicated that it intends only to pursue alleged claims related to four post-market studies conducted by the Company primarily in 2004-2006. The Court also ruled that the Company may file its objection to the August 2010 DOJ intervention and argue that the DOJ has not established good cause to intervene. A hearing is scheduled for late October 2010. The Company will vigorously defend against the allegations in the lawsuit. It is not possible to predict the outcome of this litigation at this time.

Additionally, in December 2008, the U.S. Attorney’s Office in Boston delivered a subpoena issued by the OIG requesting the production of documents relating to implantable cardiac rhythm device and pacemaker warranty claims. The Company understands that the warranty investigation is still underway and is cooperating with this investigation.

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

U.S. Department of Justice Investigation: In October 2008, the Company received a letter from the Civil Division of the U.S. Department of Justice stating that it was investigating the Company for potential False Claims Act and common law violations relating to the sale of the Company’s EpicorTM surgical ablation devices. The Department of Justice is investigating whether companies marketed surgical ablation devices for off-label treatment of atrial fibrillation. Other manufacturers of medical devices used in the treatment of atrial fibrillation have reported receiving similar letters. The letter requests that we provide documents from January 1, 2005 to present relating to U.S. Food and Drug Administration (FDA) approval and marketing of EpicorTM ablation devices. In May 2010, without an admission of liability, the Company agreed to settle this matter and paid $0.3 million.

Securities Class Action Litigation: On March 18, 2010, a securities class action lawsuit was filed in federal district court in Minnesota against the Company and certain officers on behalf of purchasers of St. Jude Medical common stock between April 22, 2009 and October 6, 2009. The lawsuit relates to the Company’s earnings announcements for the first, second and third quarters of 2009, as well as a preliminary earnings release dated October 6, 2009. The complaint, which seeks unspecified damages and other relief as well as attorneys’ fees, alleges that the Company failed to disclose that it was experiencing a slowdown in demand for its products and was not receiving anticipated orders for CRM devices. Class members allege that the Company’s failure to disclose the above information resulted in the class purchasing St. Jude Medical stock at an artificially inflated price. The Company intends to vigorously defend against the claims asserted in this lawsuit.

Regulatory Matters

The FDA inspected the Company’s manufacturing facility in Minnetonka, Minnesota at various times between December 8 and December 19, 2008. On December 19, 2008, the FDA issued a Form 483 identifying certain observed non-conformity with current Good Manufacturing Practice (cGMP) primarily related to the manufacture and assembly of the SafireTM ablation catheter with a 4 mm or 5 mm non-irrigated tip. Following the receipt of the Form 483, the Company’s AF division provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address the FDA’s observations of non-conformity. The Company subsequently received a warning letter dated April 17, 2009 from the FDA relating to these non-conformities with respect to this facility.

The FDA inspected the Company’s Plano, Texas manufacturing facility at various times between March 5 and April 6, 2009. On April 6, 2009, the FDA issued a Form 483 identifying certain observed non-conformities with cGMP. Following the receipt of the Form 483, the Company’s Neuromodulation division provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address FDA’s observations of nonconformity. The Company subsequently received a warning letter dated June 26, 2009 from the FDA relating to these non-conformities with respect to its Neuromodulation division’s Plano, Texas and Hackettstown, New Jersey facilities.

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

Changes in the Company’s product warranty liability during the three months ended July 3, 2010 and July 4, 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Balance at beginning of period	$21,157	$16,335	$19,911	$15,724
Warranty expense recognized	1,645	1,679	3,382	3,028
Warranty credits issued	(589)	(509)	(1,080)	(1,247)
Balance at end of period	$22,213	$17,505	$22,213	$17,505

Other Commitments

The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of July 3, 2010, the Company estimates it could be required to pay approximately $108 million in future periods to satisfy such commitments. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2009 Annual Report on Form 10-K for additional information.

NOTE 7 – SPECIAL CHARGES

During 2009, the Company incurred charges totaling $107.7 million, of which $71.1 million related to severance and benefit costs for approximately 725 employees. These costs were recognized after management determined that such severance and benefits were probable and estimable, in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. Of the total $71.1 million severance and benefits charge, $6.6 million was recorded in cost of sales. The Company also recorded $17.7 million of inventory related charges to cost of sales associated with inventory that would be scrapped in connection with the Company’s decision to terminate certain product lines in its CRM and AF divisions that were redundant with other existing products lines. Additionally, the Company recorded $5.9 million of fixed asset related charges to cost of sales associated with the accelerated depreciation of phasing out older model diagnostic equipment and $6.1 million of asset write-offs related to the carrying value of assets that will no longer be utilized. Of the $6.1 million charge, $3.5 million was recorded in cost of sales. The Company also recorded charges of $1.8 million associated with contract terminations and $5.1 million of other unrelated costs.

A summary of the activity related to the 2009 special charge accrual is as follows (in thousands):

	Employee termination costs	Inventory charges	Fixed asset charges	Other	Total
Balance at January 3, 2009	$—	$—	$—	$—	$—

Special charges	71,158	17,735	11,982	6,869	107,744
Non-cash charges used	—	(17,735)	(11,982)	—	(29,717)
Cash payments	(22,560)	—	—	(349)	(22,909)
Foreign exchange rate impact	(758)	—	—	—	(758)
Balance at January 2, 2010	$47,840	$—	$—	$6,520	$54,360

Cash payments	(23,701)	—	—	(4,010)	(27,711)
Foreign exchange rate impact	(1,925)	—	—	(253)	(2,178)
Balance at July 3, 2010	$22,214	$—	$—	$2,257	$24,471

In order to enhance segment comparability and reflect management’s focus on the ongoing operations of the Company, the 2009 special charges were not recorded in the individual reportable segments.

NOTE 8 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Numerator:
Net earnings	$254,038	$219,370	$492,607	$420,641

Denominator:
Basic weighted average shares outstanding	326,924	346,767	326,113	346,308
Dilutive options and restricted stock	2,389	3,853	2,571	3,905
Diluted weighted average shares outstanding	329,313	350,620	328,684	350,213
Basic net earnings per share	$0.78	$0.63	$1.51	$1.21
Diluted net earnings per share	$0.77	$0.63	$1.50	$1.20

Approximately 17.7 million and 24.1 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the three months ended July 3, 2010 and July 4, 2009, respectively, because they were not dilutive. Additionally, approximately 18.0 million and 24.3 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the six months ended July 3, 2010 and July 4, 2009, respectively, because they were not dilutive.

NOTE 9 – COMPREHENSIVE INCOME

The table below sets forth the principal components in other comprehensive income (loss), net of the related income tax impact (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net earnings	$254,038	$219,370	$492,607	$420,641
Other comprehensive income (loss):
Cumulative translation adjustment	(65,380)	75,122	(117,758)	36,981
Unrealized gain on available-for-sale securities	2,639	3,208	2,584	554
Total comprehensive income	$191,297	$297,700	$377,433	$458,176

NOTE 10 – OTHER INCOME (EXPENSE), NET

The Company’s other income (expense) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Interest income	$471	$518	$722	$1,077
Interest expense	(15,430)	(5,619)	(35,585)	(12,570)
Other	(5,271)	140	(5,683)	(780)
Total other income (expense), net	$(20,230)	$(4,961)	$(40,546)	$(12,273)

NOTE 11 – INCOME TAXES

As of July 3, 2010, the Company had $131.3 million accrued for unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company had $31.9 million accrued for interest and penalties as of July 3, 2010. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. At January 2, 2010, the Company had $120.5 million accrued for unrecognized tax benefits and $28.3 million accrued for interest and penalties.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for all tax years through 2001. Additionally, substantially all material foreign, state, and local income tax matters have been concluded for all tax years through 1999. The U.S. Internal Revenue Service (IRS) completed an audit of the Company’s 2002through 2005 tax returns and proposed adjustments in its audit report issued in November 2008. The Company is vigorously defending its positions and initiated defense of these adjustments at the IRS appellate level in January 2009. An unfavorable outcome could have a material negative impact on the Company’s effective income tax rate in future periods.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value measurement standard applies to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). These financial assets and liabilities include money-market securities, trading marketable securities, available-for-sale marketable securities and derivative instruments. The Company continues to record these items at fair value on a recurring basis and the fair value measurements are applied using ASC Topic 820. The Company does not have any material nonfinancial assets or liabilities that are measured at fair value on a recurring basis. A summary of the valuation methodologies used for the respective financial assets and liabilities measured at fair value is as follows:

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

Derivative instruments: The Company’s derivative instruments consist of foreign currency exchange contracts and interest rate swap contracts. The Company classifies these instruments as level 2 as the fair value is determined using inputs other than observable quoted market prices. These inputs include spot and forward foreign currency exchange rates and interest rates that the Company obtains from standard market data providers. The fair value of the Company’s foreign currency exchange contracts was not material at July 3, 2010 or January 2, 2010. A summary of financial assets and liabilities measured at fair value on a recurring basis at July 3, 2010 and January 2, 2010 is as follows (in thousands):

	July 3, 2010	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	$525,226	$525,226	$—	$—
Trading marketable securities	170,951	170,951	—	—
Available-for-sale marketable securities	35,913	35,913	—	—
Interest rate swap	9,593		9,593
Total	$741,683	$732,090	$9,593	$—

	January 2, 2010	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	$258,936	$258,936	$—	$—
Trading marketable securities	160,285	160,285	—	—
Available-for-sale marketable securities	31,711	31,711	—	—
Total	$450,932	$450,932	$—	$—

The Company’s money-market securities are also classified as cash equivalents as the funds are highly liquid investments readily convertible to cash. The Company also had $141.9 million and $134.0 million of cash equivalents invested in short-term time deposits and interest and non-interest bearing bank accounts at July 3, 2010 and January 2, 2010, respectively.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

The fair value measurement standard also applies to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value. The Company did not make any material business combinations during the first six months of 2010 or fiscal year 2009. No material impairments of the Company’s long-lived assets were recognized during the first six months of 2010 or fiscal year 2009.

The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other assets and measured at fair value on a nonrecurring basis. The carrying value of these investments approximated $65 million at July 3, 2010 and $57 million at January 2, 2010. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. When measured on a nonrecurring basis, the Company’s cost method investments are considered Level 3 in the fair value hierarchy, due to the use of unobservable inputs to measure fair value.

Fair Value of Other Financial Instruments

The aggregate fair value of the Company’s fixed-rate senior notes at July 3, 2010 (measured using quoted prices in active markets) was $1,976.3 million compared to the aggregate carrying value of $1,878.9 million (inclusive of the interest rate swap). The fair value of the Company’s other debt obligations approximated their aggregate $83.0 million carrying value due to the variable interest rate and short-term nature of these instruments.

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

Foreign Currency Forward Contracts

The Company hedges a portion of its foreign currency exchange rate risk through the use of forward exchange contracts. The Company uses forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under ASC Topic 815. The Company measures its foreign currency exchange contracts at fair value on a recurring basis. The fair value of outstanding contracts was immaterial as of July 3, 2010 and January 2, 2010. For the three months ended July 3, 2010 and July 4, 2009, the net amount of gains (losses) the Company recorded to other income (expense) for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 was a net gain of $4.4 million and a net loss of $5.3 million, respectively. During the first six months of 2010 and 2009, the net amount of gains (losses) recorded to other income (expense) for its forward currency exchange contracts not designated as hedging instruments was a net gain of $6.7 million and a net loss of $3.4 million, respectively. These net gains and net losses were almost entirely offset by corresponding net losses and net gains on the foreign currency exposures being managed. The Company does not enter into contracts for trading or speculative purposes. The Company’s policy is to enter into hedging contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.

Interest Rate Swap

The Company hedges the fair value of certain debt obligations through the use of interest rate swap contracts For interest rate swap contracts that are designated and qualify as fair value hedges, the gain or loss on the swap and the offsetting gain or loss on the hedged debt instrument attributable to the hedged risk are recognized in net earnings. Changes in the value of the fair value hedge are recognized in interest expense, offsetting the changes in the fair value of the hedged debt instrument. Additionally, any interest payments made or received are recognized as interest expense. The Company’s current interest rate swap is designed to manage the exposure to changes in the fair value of its 2013 Senior Notes. The swap is designated as a fair value hedge of the variability of the fair value of the fixed-rate 2013 Senior Notes due to changes in the long-term benchmark interest rates. Under the swap agreement, the Company agrees to exchange, at specified intervals, fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. As of July 3, 2010, the fair value of the interest rate swap was a $9.6 million unrealized gain which was recorded to other assets on the condensed consolidated balance sheet.

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

The Company has aggregated the four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to customers and operating expenses managed by each of the reportable segments. Certain operating expenses managed by the Company’s selling and corporate functions, including all stock-based compensation expense, impairment charges, purchased in-process research and development charges and special charges, have not been recorded in the individual reportable segments. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments. Additionally, certain assets are managed by the Company’s selling and corporate functions, principally including trade receivables, inventory, corporate cash and cash equivalents and deferred income taxes. For management reporting purposes, the Company does not compile capital expenditures by reportable segment; therefore, this information has not been presented as it is impracticable to do so.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NMD	CV/AF	Other	Total
Three Months ended July 3, 2010:
Net sales	$882,835	$429,934	$—	$1,312,769
Operating profit	556,653	244,397	(436,297)	364,753
Three Months ended July 4, 2009:
Net sales	$784,913	$399,499	$—	$1,184,412
Operating profit	486,024	211,987	(393,364)	304,647

Six Months ended July 3, 2010:
Net sales	$1,718,866	$855,599	$—	$2,574,465
Operating profit	1,080,590	488,111	(857,941)	710,760
Six Months ended July 4, 2009:
Net sales	$1,533,681	$784,524	$—	$2,318,205
Operating profit	947,054	402,872	(763,007)	586,919

The following table presents the Company’s total assets by reportable segment (in thousands):

Total Assets	July 3, 2010	January 2, 2010
CRM/NMD	$2,121,093	$2,124,534
CV/AF	1,309,838	1,294,009
Other	3,495,367	3,007,268
	$6,926,298	$6,425,811

Geographic Information

The following table presents net sales by geographic location of the customer (in thousands):

	Three Months Ended		Six Months Ended
Net Sales	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
United States	$690,095	$630,658	$1,339,028	$1,250,999
International
Europe	331,443	299,552	668,523	584,320
Japan	129,593	118,756	258,255	230,908
Asia Pacific	80,419	65,027	149,307	118,601
Other (a)	81,219	70,419	159,352	133,377
	622,674	553,754	1,235,437	1,067,206
	$1,312,769	$1,184,412	$2,574,465	$2,318,205

(a) No one geographic market is greater than 5% of consolidated net sales.

The amounts for long-lived assets by significant geographic market include net property, plant and equipment by physical location of the asset. The following table presents long-lived assets by geographic location (in thousands):

Long-Lived Assets	July 3, 2010	January 2, 2010
United States	$901,935	$876,462
International
Europe	63,122	77,790
Japan	18,915	18,756
Asia Pacific	62,370	39,946
Other	158,811	140,132
	303,218	276,624
	$1,205,153	$1,153,086

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our net sales relate to CRM devices – ICDs and pacemakers. During early March 2010, a principal competitor in the CRM market, Boston Scientific Inc. (Boston Scientific), suspended sales of its ICD products in the United States. Although Boston Scientific resumed sales on April 16, 2010, we experienced an incremental ICD sales benefit to our first two weeks of second quarter 2010 net sales of approximately $15 million. We also experienced an incremental ICD sales benefit of $20 million to $25 million during the first quarter of 2010. While the long-term impact on the CRM market is uncertain, management remains focused on increasing our worldwide CRM market share, as we are one of three principal manufacturers and suppliers in the global CRM market. We are also investing in our other three major growth platforms – atrial fibrillation, neuromodulation and cardiovascular – to increase our market share in those product markets.

Net sales in the second quarter and first six months of 2010 were $1,312.8 million and $2,574.5 million, respectively, increases of 11% over both the second quarter and first six months of 2009, respectively. Our net sales increases were led by sales growth of our ICDs and pacemakers as well as products to treat atrial fibrillation. During the second quarter and first six months of 2010, our ICD net sales grew approximately 18% and 16%, respectively, while our pacemaker net sales grew approximately 4% and 5%, respectively. Our AF net sales increased 12% and 15% during the second quarter and first six months of 2010, respectively, to $175.8 million and $345.9 million, respectively. Favorable foreign currency translation comparisons increased our second quarter and first six month 2010 net sales by $4.7 million and $47.7 million, respectively. Total St. Jude Medical operational sales growth (sales changes excluding the impacts of foreign currency translation) was 10% and 9% for the second quarter and first six months of 2010, respectively. Refer to the Segment Performance section for a more detailed discussion of the results for the respective segments.

Net earnings and diluted net earnings per share for the second quarter of 2010 were $254.0 million and $0.77 per diluted share, increases of 16% and 22%, respectively, compared to the same prior year period. Net earnings and diluted net earnings per share for the first six months of 2010 were $492.6 million and $1.50 per diluted share, increases of 17% and 25%, respectively, over the first six months of 2009. These increases for both the second quarter and first six months of 2010 compared to the same prior year periods were due to incremental profits resulting from higher sales as well as lower outstanding shares resulting from repurchases of our common stock. From July 2009 through December 2009, we returned $1.0 billion to shareholders in the form of share repurchases.

We generated $495.4 million of operating cash flows during the first six months of 2010, compared to $358.5 million of operating cash flows during the first six months of 2009. We ended the second quarter with $667.1 million of cash and cash equivalents and $1,961.8 million of total debt. In March 2010, we issued $450.0 million principal amount of 2.2% Senior Notes due 2013 (2013 Senior Notes) and retired our 3-year, unsecured term loan due 2011 (2011 Term Loan) using the majority of the net proceeds. In April 2010, we issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Yen (the equivalent of $143.9 million at July 3, 2010) and we issued 7-year, 1.58% unsecured notes in Japan (1.58% Yen Notes) totaling 8.1 billion Yen (the equivalent of $91.9 million at July 3, 2010). The net proceeds from the issuance of these notes were used to repay the 1.02% Yen-denominated notes due in May 2010 (1.02% Yen Notes) totaling 20.9 billion Yen. During 2009, we issued $1,200.0 million principal amount of debt, consisting of $700.0 million of 3.75% Senior Notes due 2014 (2014 Senior Notes) and $500.0 million of 4.875% Senior Notes due 2019 (2019 Senior Notes). We have strong short-term credit ratings of A1 from Standard & Poor’s, P2 from Moody’s and F1 from Fitch; and long-term credit ratings of A from Standard & Poor’s, Baa1 from Moody’s and A from Fitch.

NEW ACCOUNTING PRONOUNCEMENTS

Certain new accounting standards will become effective for us in fiscal year 2010 and future periods. Information regarding new accounting pronouncements that impacted the first six months of 2010 or our historical consolidated financial statements and related disclosures is included in Note 2 to the Condensed Consolidated Financial Statements.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2010-6, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including (i) significant transfers into and out of Level 1 and Level 2 fair value measurements and (ii) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. We adopted the additional disclosures required for Level 1 and Level 2 fair value measurements in the first quarter of 2010. Currently, we have no Level 3 fair value measurements, however, we will incorporate the additional disclosures regarding the valuation techniques and inputs used to measure fair value, as applicable. Further, we will adopt the Level 3 reconciliation disclosures required, beginning in our first quarter of 2011, as applicable.

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

We aggregate our four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Net sales of our reportable segments include end-customer revenue from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to customers and operating expenses managed by each of the reportable segments. Certain operating expenses managed by our selling and corporate functions, including all stock-based compensation expense, impairment charges, IPR&D charges and special charges, have not been recorded in the individual reportable segments. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NMD	CV/AF	Other	Total
Three Months ended July 3, 2010:
Net sales	$882,835	$429,934	$—	$1,312,769
Operating profit	556,653	244,397	(436,297)	364,753
Three Months ended July 4, 2009:
Net sales	$784,913	$399,499	$—	$1,184,412
Operating profit	486,024	211,987	(393,364)	304,647

Six Months ended July 3, 2010:
Net sales	$1,718,866	$855,599	$—	$2,574,465
Operating profit	1,080,590	488,111	(857,941)	710,760
Six Months ended July 4, 2009:
Net sales	$1,533,681	$784,524	$—	$2,318,205
Operating profit	947,054	402,872	(763,007)	586,919

The following discussion of the changes in our net sales is provided by class of similar products within our four operating segments, which is the primary focus of our sales activities.

Cardiac Rhythm Management

	Three Months Ended			Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009	% Change	July 3, 2010	July 4, 2009	% Change
ICD systems	$471,234	$400,477	17.7%	$922,709	$794,430	16.1%
Pacemaker systems	316,657	303,759	4.2%	616,905	586,127	5.3%
	$787,891	$704,236	11.9%	$1,539,614	$1,380,557	11.5%

Cardiac Rhythm Management net sales increased 12% in both the second quarter and first six months of 2010 compared to the same prior year periods driven by operational sales growth of 12% and 10%, respectively. Foreign currency translation had a minimal impact on second quarter 2010 net sales compared to the second quarter of 2009 and had a $25.1 million favorable impact on net sales during the first six months of 2010 compared to same period in 2009.

ICD net sales increased 18% and 16% in the second quarter and first six months of 2010, respectively, compared to the same prior year periods, due to operational sales growth of 18% and 15%, respectively. The improved operational sales growth in ICD net sales during the second quarter and first six months of 2010 was broad-based across both U.S. and international markets, reflecting our continued market penetration into new customer accounts and market demand for our cardiac resynchronization therapy ICD devices. During the second quarter of 2010, we launched a number of new ICD products, including the UnifyTM cardiac resynchronization therapy defibrillator (CRT-D) and FortifyTM ICD, which were both launched in the United States and European markets. The Unify CRT-D and Fortify ICD are smaller, deliver more energy, and have a longer battery life than comparable conventional devices. In the United States, second quarter 2010 ICD net sales of $299.5 million increased 18% over the prior year’s second quarter. This included an incremental benefit of approximately $15 million resulting from the suspension of U.S. ICD sales by a principal competitor in the CRM market. The first six months of 2010 U.S. ICD net sales of $580.0 million increased 13% over the same period last year. The incremental benefit resulting from the suspension of U.S. ICD sales by a principal competitor in the CRM market during the six-month period was approximately $35 million to $40 million. Internationally, second quarter 2010 ICD net sales of $171.7 million increased 18% compared to the second quarter of 2009, driven by operational sales growth of 19%. Foreign currency translation had a $0.9 million unfavorable impact on international ICD net sales during the second quarter of 2010 compared to the second quarter of 2009. Internationally, the first six months of 2010 ICD net sales of $342.7 million increased 22% compared to the first six months of 2009, driven by operational sales growth of 18%. Foreign currency translation had an $11.5 million favorable impact on international ICD net sales during the first six months of 2010 compared to the same period in 2009.

Pacemaker net sales increased 4% and 5% in the second quarter and first six months of 2010, respectively, compared to the same prior year periods, due to operational sales growth of 4% and 3%, respectively. In the United States, our second quarter 2010 pacemaker net sales of $139.5 million increased 6%. In the United States, the first six months of 2010 pacemaker net sales of $267.5 million increased 3% over the same period last year. Internationally, our pacemaker net sales of $177.2 million increased 3% compared to the second quarter of 2009 as a result of operational sales growth of 2% and $1.6 million of favorable foreign currency translation. Internationally, the first six months of 2010 pacemaker net sales of $349.4 million increased 8% compared to the first six months of 2009. Operational sales growth of 3% and $13.6 million of favorable foreign currency translation increased international pacemaker net sales during the first six months of 2010 compared to the same period in 2009.

Cardiovascular

	Three Months Ended			Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009	% Change	July 3, 2010	July 4, 2009	% Change
Vascular closure devices	$97,960	$98,884	(0.9)%	$196,184	$196,461	(0.1)%
Heart valve products	86,613	83,782	3.4%	172,222	164,406	4.8%
Other cardiovascular products	69,604	60,463	15.1%	141,328	122,049	15.8%
	$254,177	$243,129	4.5%	$509,734	$482,916	5.6%

Cardiovascular net sales increased 5% and 6% during the second quarter and first six months of 2010, respectively, compared to the same periods in 2009. The CV net sales increase during the second quarter of 2010 was driven by 3% operational sales growth and $2.8 million of favorable foreign currency translation, compared to the second quarter of 2009. During the first six months of 2010, CV net sales increased due to 3% operational sales growth and $12.8 million of favorable foreign currency translation, compared to the same period in 2009.

Vascular closure net sales remained relatively flat during both the second quarter and first six months of 2010. While foreign currency translation did not significantly impact second quarter 2010 vascular closure sales, it did favorably impact sales for the first six months of 2010 by $3.4 million. Heart valve net sales increased 3% and 5% during the second quarter and first six months of 2010 due to operational sales growth of 2% in both periods over the prior year. Favorable foreign currency translation increased heart valve net sales by $1.2 million and $4.9 million for the second quarter and first six months of 2010, respectively. Net sales of other cardiovascular products increased $9.1 million and $19.3 million during the second quarter and first six months of 2010, respectively, compared to the same periods last year, primarily driven by sales growth of our PressureWireTM FFR (fractional flow reserve) measurement systems. Favorable foreign currency translation increased other cardiovascular net sales by $1.6 million and $4.5 million for the second quarter and first six months of 2010, respectively.

Atrial Fibrillation

	Three Months Ended			Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009	% Change	July 3, 2010	July 4, 2009	% Change
Atrial fibrillation products	$175,757	$156,370	12.4%	$345,865	$301,608	14.7%

Atrial Fibrillation net sales increased 12% and 15% during the second quarter and first six months of 2010, respectively, compared to the same periods last year with the increases in AF net sales driven by operational sales growth of 12% in both periods. Our access, diagnosis, visualization, recording and ablation products assist physicians in diagnosing and treating atrial fibrillation and other irregular heart rhythms. Foreign currency translation had a $0.8 million favorable impact on second quarter 2010 AF net sales and a $7.7 million favorable impact on the first six months of 2010 AF net sales compared to the same prior year periods in 2009.

Neuromodulation

	Three Months Ended			Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009	% Change	July 3, 2010	July 4, 2009	% Change
Neurostimulation devices	$94,944	$80,677	17.7%	$179,252	$153,124	17.1%

Neuromodulation net sales increased 18% and 17% during the second quarter and first six months of 2010, respectively, compared to the same prior year periods. The increases in NMD net sales were driven by 17% and 16% operational sales growth for the second quarter and first six months of 2010, respectively. Foreign currency translation had a minimal impact on NMD net sales during the second quarter and a $2.1 million favorable impact on NMD net sales for the first six months of 2010 compared to the same prior year periods in 2009.

RESULTS OF OPERATIONS

Net sales

	Three Months Ended			Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009	% Change	July 3, 2010	July 4, 2009	% Change
Net sales	$1,312,769	$1,184,412	10.8%	$2,574,465	$2,318,205	11.1%

Overall, net sales increased 11% in both the second quarter and first six months of 2010, compared to the same prior year periods. Net sales growth was favorably impacted by operational sales growth, driven primarily by our CRM and AF product sales. Favorable foreign currency translation comparisons increased our second quarter and first six month 2010 net sales by $4.7 million and $47.7 million, respectively, due primarily to the weakening of the U.S. Dollar against most international currencies. These amounts are not indicative of the net earnings impact of foreign currency translation for the second quarter and first six months of 2010 due to partially offsetting foreign currency translation impacts on cost of sales and operating expenses.

Net sales by geographic location of the customer were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
United States	$690,095	$630,658	$1,339,028	$1,250,999
International
Europe	331,443	299,552	668,523	584,320
Japan	129,593	118,756	258,255	230,908
Asia Pacific	80,419	65,027	149,307	118,601
Other (a)	81,219	70,419	159,352	133,377
	622,674	553,754	1,235,437	1,067,206
	$1,312,769	$1,184,412	$2,574,465	$2,318,205

(a) No one geographic market is greater than 5% of consolidated net sales.

Gross profit

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Gross profit	$967,467	$878,868	$1,907,994	$1,718,166
Percentage of net sales	73.7%	74.2%	74.1%	74.1%

Gross profit for the second quarter of 2010 totaled $967.5 million, or 73.7% of net sales, compared to $878.7 million, or 74.2% of net sales for the second quarter of 2009. Gross profit for the first six months of 2010 totaled $1,908.0 million, or 74.1% of net sales, compared to $1,718.2 million, or 74.1% of net sales, for the first six months of 2009. The decrease in our gross profit percentage during the second quarter of 2010 compared to the same period in 2009 was primarily due to higher remote monitoring and wireless telemetry costs in our pacemaker product line. For the first six months of 2010, these unfavorable impacts on our gross profit percentage were offset by favorable foreign currency translation and positive sales mix impacts.

Selling, general and administrative (SG&A) expense

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Selling, general and administrative	$447,610	$431,169	$890,900	$848,844
Percentage of net sales	34.1%	36.4%	34.6%	36.6%

SG&A expense for the second quarter of 2010 totaled $447.6 million, or 34.1% of net sales, compared to $431.2 million, or 36.4% of net sales, for the second quarter of 2009. SG&A expense for the first six months of 2010 totaled $890.9 million, or 34.6% of net sales, compared to $848.8 million, or 36.6% of net sales, for the first six months of 2009. The decrease in SG&A expense as a percent of net sales was a result of cost savings experienced from the restructuring actions initiated in the last half of 2009. Refer to Note 7 of the Condensed Consolidated Financial Statements.

Research and development (R&D) expense

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Research and development expense	$155,104	$143,052	$306,334	$282,403
Percentage of net sales	11.8%	12.1%	11.9%	12.2%

R&D expense in the second quarter of 2010 totaled $155.1 million, or 11.8% of net sales, compared to $143.1 million, or 12.1% of net sales, for the second quarter of 2009. R&D expense in the first six months of 2010 totaled $306.3 million, or 11.9% of net sales, compared to $282.4 million, or 12.2% of net sales, for the first six months of 2009. While 2010 R&D expense as a percent of net sales was relatively flat compared to 2009, total R&D expense increased over 8% for both the second quarter and first six months of 2010 compared to the same periods in 2009. These increases reflect our continuing commitment to fund future long-term growth opportunities. We continue to balance delivering short-term results with our investments in long-term growth drivers.

Other income (expense), net

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Interest income	$471	$518	$722	$1,077
Interest expense	(15,430)	(5,619)	(35,585)	(12,570)
Other	(5,271)	140	(5,683)	(780)
Total other income (expense), net	$(20,230)	$(4,961)	$(40,546)	$(12,273)

The increase in interest expense during the second quarter and first six months of 2010 is the result of higher average debt interest rates and higher average outstanding debt balances (approximately $1.9 billion) compared to the average outstanding debt balances (approximately $1.2 billion) during the second quarter and first six months of 2009.

Income taxes

	Three Months Ended		Six Months Ended
(as a percent of pre-tax income)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Effective tax rate	26.3%	26.8%	26.5%	26.8%

Our effective income tax rate was 26.3% and 26.8% for the second quarter of 2010 and 2009, respectively, and 26.5% and 26.8% for the first six months of 2010 and 2009, respectively. Our effective tax rate for the second quarter and first six months of 2010 does not include the impact of the Federal Research and Development tax credit (R&D tax credit), as the R&D tax credit expired at the end of 2009 and has not yet been extended. Because the R&D tax credit was not extended, our effective tax rates for both the second quarter and first six months of 2010 were negatively impacted by 2.1 percentage points and 2.0 percentage points, respectively.

LIQUIDITY

We believe that our available borrowing capacity under our $1.0 billion long-term committed credit facility (Credit Facility) and related commercial paper program, existing cash balances and future cash generated from operations will be sufficient to meet our working capital, capital investment and debt service requirements over the next twelve months and in the foreseeable future thereafter. Although we believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital should suitable investment opportunities arise, additional disruptions in the global financial markets may adversely impact the availability and cost of capital. As of July 3, 2010, we had $1.0 billion of available borrowing capacity under our Credit Facility and related commercial paper program. Our short-term credit ratings are A1 from Standard & Poor’s, P2 from Moody’s and F1 from Fitch; our long-term credit ratings are A from Standard & Poor’s, Baa1 from Moody’s and A from Fitch. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.

At July 3, 2010, a portion of our cash and cash equivalents was held by our non-U.S. subsidiaries. These funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practical to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate funds held by our non-U.S. subsidiaries.

We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the quarter) decreased from 89 days at January 2, 2010 to 85 days at July 3, 2010. Our DIOH (ending net inventory divided by average daily cost of sales for the most recent six months) decreased from 184 days at January 2, 2010 to 181 days at July 3, 2010.

A summary of our cash flows from operating, investing and financing activities is provided in the following table (in thousands):

	Six Months Ended
	July 3, 2010	July 4, 2009
Net cash provided by (used in):
Operating activities	$495,381	$358,461
Investing activities	(297,505)	(166,211)
Financing activities	88,560	155,679
Effect of currency exchange rate changes on cash and cash equivalents	(12,309)	2,197
Net increase in cash and cash equivalents	$274,127	$350,126

Operating Cash Flows

Cash provided by operating activities was $495.4 million during the first six months of 2010 compared to $358.5 million during the first six months of 2009, a 38% increase. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, accounts payable, accrued liabilities, and income taxes payable.

Investing Cash Flows

Cash used in investing activities was $297.5 million during the first six months of 2010 compared to $166.2 million during the same period last year. Our purchases of property, plant and equipment, which totaled $145.6 million and $158.5 million in the first six months of 2010 and 2009, respectively, primarily reflect our continued investment in our product growth platforms currently in place. In June 2010, we deposited $97.4 million of net cash consideration into an escrow account prior to the closing of our LightLab Imaging, Inc. acquisition on July 6, 2010. In March 2010, we made our final scheduled acquisition payment of $31.3 million for MediGuide, Inc.

Financing Cash Flows

Cash provided by financing activities was $88.6 million during the first six months of 2010 compared to $155.7 million of cash provided by financing activities during the first six months of 2009. Our financing cash flows can fluctuate significantly depending upon our liquidity needs and the amount of stock option exercises. During the first six months of 2010, we received net proceeds of $671.1 million from debt borrowings consisting of $450.0 million principal amount of 2013 Senior Notes, 2.04% Yen Notes (12.8 billion Yen) and 1.58% Yen Notes (8.1 billion Yen). The proceeds from these debt issuances were used to repay $655.7 million of outstanding debt borrowings consisting of a 3-year unsecured 2011 Term Loan ($432.0 million) and 1.02% Yen Notes (20.9 billion Yen). During the first six months of 2009, we made borrowings under a 3-year unsecured term loan and also repaid all outstanding commercial paper borrowings. Total net proceeds provided by borrowings made in the first six months of 2009 were $103.2 million.

DEBT AND CREDIT FACILITIES

We have a long-term $1.0 billion committed Credit Facility used to support our commercial paper program and for general corporate purposes. Borrowings under this facility bear interest at the United States Prime Rate (Prime Rate) or the United States Dollar London InterBank Offered Rate (LIBOR) plus 0.235%, at our election. In the event over half of the Credit Facility is drawn upon, an additional five basis points is added to the elected Prime Rate or LIBOR rate. The interest rates are subject to adjustment in the event of a change in our credit ratings. There were no outstanding borrowings under the Credit Facility as of July 3, 2010 or January 2, 2010.

Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. As of July 3, 2010 and January 2, 2010, we had no outstanding commercial paper borrowings. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. We historically have only issued commercial paper up to the amount of our available borrowing capacity under the Credit Facility, as commercial paper has lower interest rates.

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

Concurrent with the issuance of the 2013 Senior Notes, we entered into a 3-year, $450.0 million notional amount interest rate swap that was designated as a fair value hedge of the changes in fair value of our 2013 Senior Notes. As of July 3, 2010, the fair value of the swap was a $9.6 million unrealized gain which was recorded in other assets on the condensed consolidated balance sheet with an offsetting fair value adjustment recorded as an increase to the carrying value of the debt. Refer to Note 13 of the Condensed Consolidated Financial Statements for additional information regarding the interest rate swap.

In April 2010, we issued 10-year, 2.04% Yen Notes totaling 12.8 billion Yen (the equivalent of $143.9 million at July 3, 2010) and 7-year, 1.58% Yen Notes totaling 8.1 billion Yen (the equivalent of $91.9 million at July 3, 2010). We used the net proceeds from these issuances to repay our 1.02% Yen Notes totaling 20.9 billion Yen. Interest payments on the 2.04% Yen Notes and 1.58% Yen Notes are required on a semi-annual basis and the principal amounts recorded on the balance sheet fluctuate based on the effects of foreign currency translation.

In December 2008, we entered into a 3-year, Yen-denominated unsecured term loan in Japan (Yen Term Loan). As of July 3, 2010, 6.5 billion Japanese Yen is outstanding (the equivalent of $73.4 million at July 3, 2010 and $70.7 million at January 2, 2010). We can initiate future borrowings up to the 8.0 billion Japanese Yen term loan amount. The borrowings bear interest at the Yen LIBOR plus 0.4%. Interest payments are required on a semi-annual basis and the entire principal balance is due in December 2011. The principal amount recorded on the balance sheet for the Yen Term Loan fluctuates based on the effects of foreign currency translation.

Our Credit Facility and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 60% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the Credit Facility, our senior notes and Yen Notes we also have certain limitations on how we conduct our business, including limitations on additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of July 3, 2010.

COMMITMENTS AND CONTINGENCIES

We have certain contingent commitments to acquire various businesses involved in the distribution of our products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of July 3, 2010, we could be required to pay approximately $108 million in future periods to satisfy such commitments. A description of our contractual obligations and other commitments is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2009 Annual Report on Form 10-K. As of July 3, 2010, the only significant change to our contractual obligations and other commitments as previously disclosed in our 2009 Annual Report on Form 10-K relates to our debt as a result of the issuance of our 2013 Senior Notes, 2.04% Yen Notes and 1.58% Yen Notes as well as our repayment of our 2011 Term Loan and 1.02% Yen Notes.

The following schedule presents a summary of our debt obligations as of July 3, 2010 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations reflected in the balance sheet:
Debt obligations (a)	$2,327,684	$56,952	$186,047	$1,233,776	$850,909

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

CAUTIONARY STATEMENTS

In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast”, “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in the sections entitled Off-Balance Sheet Arrangements and Contractual Obligations, Market Risk and Competition and Other Considerations in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 Annual Report on Form 10-K and in Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the list below.

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

10.

Regulatory actions arising from concern over Bovine Spongiform Encephalopathy, sometimes referred to as “mad cow disease,” that have the effect of limiting our ability to market products using bovine collagen, such as Angio-Seal™, or products using bovine pericardial material, such as our Biocor®, Epic™ and Trifecta™ tissue heart valves, or that impose added costs on the procurement of bovine collagen or bovine pericardial material.

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

As of July 3, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2010.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The risks factors identified in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2010 have not changed in any material respect.

Item 6.	EXHIBITS

10.1	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended July 3, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

August 10, 2010	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER
Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended. #

12	Computation of Ratio of Earnings to Fixed Charges. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101

Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended July 3, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements.*

#	Filed as an exhibit to this Quarterly Report on Form 10-Q.
*	Furnished herewith.