Form 10-Q
period 2010-10-02
ST JUDE MEDICAL INC
filed 2010-11-10
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2010 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission File Number: 1-12441

ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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
☐ Yes   ☒  No

The number of shares of common stock, par value $.10 per share, outstanding on November 1, 2010 was 329,296,462.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales	$1,239,905	$1,159,606	$3,814,370	$3,477,811
Cost of sales before special charges	339,819	299,670	1,006,290	899,709
Special charges	—	6,061	—	6,061
Total cost of sales	339,819	305,731	1,006,290	905,770
Gross profit	900,086	853,875	2,808,080	2,572,041
Selling, general and administrative expense	438,723	427,227	1,329,623	1,276,071
Research and development expense	150,135	142,224	456,469	424,627
Purchased in-process research and development charges	12,244	—	12,244	—
Special charges	—	42,394	—	42,394
Operating profit	298,984	242,030	1,009,744	828,949
Other income (expense), net	(11,111)	(23,594)	(51,657)	(35,867)
Earnings before income taxes	287,873	218,436	958,087	793,082
Income tax expense	79,488	51,501	257,095	205,506
Net earnings	$208,385	$166,935	$700,992	$587,576

Net earnings per share:
Basic	$0.63	$0.49	$2.14	$1.71
Diluted	$0.63	$0.48	$2.13	$1.69

Weighted average shares outstanding:
Basic	328,231	340,651	326,822	344,423
Diluted	329,927	344,298	329,101	348,242

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	October 2, 2010 (Unaudited)	January 2, 2010
ASSETS
Current Assets
Cash and cash equivalents	$851,614	$392,927
Accounts receivable, less allowance for doubtful accounts of $36,138 at October 2, 2010 and $34,947 at January 2, 2010	1,261,414	1,170,579
Inventories	688,657	659,960
Deferred income taxes, net	164,533	164,738
Other	251,294	172,002
Total current assets	3,217,512	2,560,206

Property, plant and equipment, at cost	2,152,548	1,949,416
Less: accumulated depreciation	(895,319)	(796,330)
Net property, plant and equipment	1,257,229	1,153,086

Goodwill	2,075,620	2,005,851
Other intangible assets, net	469,550	456,142
Other assets	365,375	250,526
TOTAL ASSETS	$7,385,286	$6,425,811

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$—	$334,787
Accounts payable	183,501	132,543
Income taxes payable	—	13,498
Accrued expenses
Employee compensation and related benefits	269,801	269,293
Other	276,915	317,192
Total current liabilities	730,217	1,067,313

Long-term debt	1,988,266	1,587,615
Deferred income taxes, net	120,831	132,392
Other liabilities	355,336	314,940
Total liabilities	3,194,650	3,102,260

Commitments and Contingencies (Note 7)	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 328,768,791 and 324,537,581 shares issued and outstanding at October 2, 2010 and January 2, 2010, respectively)	32,877	32,454
Additional paid-in capital	180,125	5,860
Retained earnings	3,892,195	3,191,203
Accumulated other comprehensive income:
Cumulative translation adjustment	72,276	82,033
Unrealized gain on available-for-sale securities	13,163	12,001
Total shareholders’ equity	4,190,636	3,323,551
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,385,286	$6,425,811

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Nine Months Ended	October 2, 2010	October 3, 2009
OPERATING ACTIVITIES
Net earnings	$700,992	$587,576
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	175,813	156,642
Amortization of debt discount	692	158
Stock-based compensation	53,142	44,133
Excess tax benefits from stock-based compensation	(10,963)	(19,133)
Investment impairment charges	—	8,300
Gain on sale of investment	(4,929)	—
Purchased in-process research and development charges	12,244	—
Deferred income taxes	(7,442)	1,115
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(89,313)	(53,945)
Inventories	(10,652)	(118,268)
Other current assets	(51,678)	(22,685)
Accounts payable and accrued expenses	22,678	(35,401)
Income taxes payable	977	4,885
Net cash provided by operating activities	791,561	553,377

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(226,299)	(236,326)
Business acquisition payments, net of cash acquired	(128,903)	(14,793)
Other investing activities, net	(113,573)	(15,348)
Net cash used in investing activities	(468,775)	(266,467)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	107,343	87,385
Excess tax benefits from stock-based compensation	10,963	19,133
Common stock repurchased, including related costs	—	(500,000)
Borrowings under debt facilities	671,094	1,405,753
Payments under debt facilities	(655,723)	(645,774)
Net cash provided by financing activities	133,677	366,497
Effect of currency exchange rate changes on cash and cash equivalents	2,224	8,431
Net increase in cash and cash equivalents	458,687	661,838
Cash and cash equivalents at beginning of period	392,927	136,443
Cash and cash equivalents at end of period	$851,614	$798,281

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) updated the revenue recognition accounting guidance of FASB Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, relating to the accounting for revenue arrangements that involve more than one deliverable or unit of accounting. The updated guidance allows companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the economics of the transaction by revising certain thresholds for separation, and providing criteria for allocation of revenue among deliverables. The FASB also updated the scope of the revenue recognition accounting guidance of FASB ASC Topic 985, Software, removing both non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The updated accounting guidance is effective for annual periods beginning after June 15, 2010. Early adoption is permitted and may be prospective or retrospective. In the first quarter of 2010, the Company elected to adopt both accounting guidance updates prospectively effective January 3, 2010. The Company’s adoption did not have a material impact during the nine months ended October 2, 2010 and the Company does not expect any material impacts to the fourth quarter or annual 2010 periods.

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

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including (i) significant transfers into and out of Level 1 and Level 2 fair value measurements and (ii) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. The Company adopted the additional disclosures required for Level 1 and Level 2 fair value measurements in the first quarter of 2010 (see Note 13). The Company will adopt Level 3 disclosures beginning in the first quarter of 2011.

NOTE 3 – ACQUISITION AND MINORITY INVESTMENT

The results of operations of businesses acquired have been included in the Company’s consolidated results of operations since the dates of acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in the aggregate.

Acquisition: On July 6, 2010, the Company completed its acquisition of LightLab Imaging, Inc. (LightLab Imaging) for $92.2 million in net cash consideration. The Company recorded acquisition-related costs of $14.6 million, of which $12.9 million was recorded in selling, general and administrative expense and $1.7 million was recorded in cost of sales. LightLab Imaging is based in Westford, Massachusetts and develops, manufactures and markets Optical Coherence Tomography (OCT) for coronary imaging applications. OCT is a high resolution diagnostic coronary imaging technology that complements the Fractional Flow Reserve (FFR) technology acquired by the Company as part of the Radi Medical Systems acquisition in December 2008.

The aggregate LightLab Imaging purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (in thousands):

LightLab Imaging
Current assets	$15,424
Deferred income taxes	4,240
Goodwill	39,926
Other intangible assets	39,640
Acquired IPR&D	14,270
Other long-term assets	2,219
Total assets acquired	$115,719

Current liabilities	23,555
Net assets acquired	$92,164

The goodwill recorded as a result of the LightLab Imaging acquisition is deductible for income tax purposes and was entirely allocated to the Cardiovascular operating segment. In connection with the acquisition of LightLab Imaging, the Company recorded $39.6 million of developed and core technology intangible assets that have an estimated useful life of 15 years and capitalized acquired in-process research and development (IPR&D) of $14.3 million. IPR&D is defined as the value assigned to those projects for which the related products have not yet reached technological feasibility and have no future alternative use. All acquired IPR&D in a business acquisition is recorded at fair value and capitalized as an indefinite-lived intangible asset until completion of the IPR&D project or abandonment. Upon completion of the IPR&D project (generally, regulatory approval to market the product), the acquired IPR&D assets are amortized over their estimated useful life. Abandoned IPR&D projects would likely result in an impairment and write-down of the related IPR&D assets to the remaining fair value, if any.

Minority Investment: On September 3, 2010, the Company made an equity investment of $60.0 million in CardioMEMS, Inc. (CardioMEMS), a privately-held company that is focused on the development of a wireless monitoring technology that can be placed directly into the pulmonary artery to assess cardiac performance via measurement of pulmonary artery pressure. The investment agreement resulted in a 19% ownership interest and provided the Company with the exclusive right, but not the obligation, to acquire CardioMEMS for an additional payment of $375 million during the period that extends through the completion of certain commercialization milestones. The equity investment and allocated value of the fixed price purchase option are being carried at cost.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 15) for the nine months ended October 2, 2010 were as follows (in thousands):

	CRM/NMD	CV/AF	Total
Balance at January 2, 2010	$1,218,329	$787,522	$2,005,851
LightLab Imaging	—	39,926	39,926
Foreign currency translation and other	10,423	19,420	29,843
Balance at October 2, 2010	$1,228,752	$846,868	$2,075,620

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	October 2, 2010		January 2, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
Purchased technology and patents	$546,847	$198,270	$506,893	$171,760
Customer lists and relationships	183,736	95,684	182,368	81,129
Trademarks and tradenames	24,347	7,381	24,286	6,336
Licenses, distribution agreements and other	6,049	4,364	5,693	3,873
	$760,979	$305,699	$719,240	$263,098

Indefinite intangible assets:
Acquired IPR&D	$14,270	$—	$—	$—

NOTE 5 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	October 2, 2010	January 2, 2010
Finished goods	$496,294	$460,600
Work in process	67,350	60,702
Raw materials	125,013	138,658
	$688,657	$659,960

NOTE 6 – DEBT

The Company’s debt consisted of the following (in thousands):

	October 2, 2010	January 2, 2010
3.75% senior notes due 2014	$699,195	$699,036
4.875% senior notes due 2019	494,404	493,927
2.20% senior notes due 2013	467,380	—
Term loan due 2011	—	432,000
2.04% Yen-denominated senior notes due 2020	152,371	—
1.58% Yen-denominated senior notes due 2017	97,258	—
1.02% Yen-denominated notes due 2010	—	226,787
Yen-denominated term loan due 2011	77,658	70,652
Total debt	1,988,266	1,922,402
Less: current debt obligations	—	334,787
Long-term debt	$1,988,266	$1,587,615

Expected future minimum principal payments under the Company’s debt obligations are as follows: $77.7 million in 2011; $450.0 million in 2013; $700.0 million in 2014; and $749.6 million in years thereafter.

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

Senior notes due 2013: On March 10, 2010, the Company issued $450.0 million principal amount of 3-year, 2.20% unsecured senior notes (2013 Senior Notes). The majority of the net proceeds from the issuance of the 2013 Senior Notes was used to retire the Company’s 3-year, unsecured term loan due 2011 (2011 Term Loan). Interest payments are required on a semi-annual basis. The 2013 Senior Notes were issued at a discount, yielding an effective interest rate of 2.23% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2013 Senior Notes at any time at the applicable redemption price.

Concurrent with the issuance of the 2013 Senior Notes, the Company entered into a 3-year, $450.0 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of the Company’s fixed-rate 2013 Senior Notes. As of October 2, 2010, the fair value of the swap was a $17.7 million unrealized gain which was recorded in other assets on the condensed consolidated balance sheet, with a corresponding adjustment to the carrying value of the 2013 Senior Notes. Refer to Note 14 for additional information regarding the interest rate swap.

2.04% Yen-denominated senior notes due 2020: On April 28, 2010, the Company issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Yen (the equivalent of $152.4 million at October 2, 2010). The net proceeds from the issuance of the 2.04% Yen Notes were used to repay the 1.02% Yen-denominated notes that matured May 7, 2010 (1.02% Yen Notes). The principal amount of the 2.04% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2020.

1.58% Yen-denominated senior notes due 2017: On April 28, 2010, the Company issued 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Yen (the equivalent of $97.3 million at October 2, 2010). The net proceeds from the issuance of the 1.58% Yen Notes were used to repay the 1.02% Yen Notes. The principal amount of the 1.58% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2017.

1.02% Yen-denominated notes due 2010: On May 7, 2010, the Company repaid its 1.02% Yen Notes totaling 20.9 billion Yen utilizing proceeds from the issuance of its 2.04% Yen Notes and 1.58% Yen Notes.

Yen-denominated term loan due 2011: In December 2008, the Company entered into a 3-year, Yen-denominated unsecured term loan in Japan (Yen Term Loan) totaling 8.0 billion Japanese Yen. In December 2009, the Company voluntarily repaid 1.5 billion Japanese Yen, resulting in an outstanding balance of 6.5 billion Japanese Yen (the equivalent of $77.7 million at October 2, 2010 and $70.7 million at January 2, 2010). The Company can initiate future borrowings up to the 8.0 billion Japanese Yen term loan amount. The principal amount of the Yen Term Loan recorded on the balance sheet fluctuates based on the effects of foreign currency translation. The borrowings bear interest at the Yen LIBOR plus 0.4%. Interest payments are required on a semi-annual basis and the entire principal balance is due in December 2011.

Other available borrowings: In December 2006, the Company entered into a 5-year, $1.0 billion committed credit facility (Credit Facility) that it may draw on for general corporate purposes and to support its commercial paper program. Borrowings under the Credit Facility bear interest at the Prime Rate or LIBOR plus 0.235%, at the election of the Company. In the event that over half of the Credit Facility is drawn upon, an additional five basis points is added to the elected Prime Rate or LIBOR rate. The interest rates are subject to adjustment in the event of a change in the Company’s credit ratings. As of October 2, 2010 and January 2, 2010, the Company has no outstanding borrowings under this facility.

The Company’s commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. The Company had no commercial paper borrowings outstanding as of October 2, 2010 or January 2, 2010. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. The Company classifies all of its commercial paper borrowings as long-term debt, as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed Credit Facility.

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

The Company has two outstanding class action cases in Ontario and one individual case in British Columbia by the Provincial health insurer. In Ontario, a class action case involving Silzone patients has been certified, and the trial began in February 2010. A second case seeking class action status in Ontario has been stayed pending resolution of the ongoing Ontario class action. The complaints in the Ontario cases request damages up to 2.0 billion Canadian Dollars (the equivalent of $1.9 billion at October 2, 2010). Based on the Company’s historical experience, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed. The British Columbia Provincial health insurer has a lawsuit seeking to recover the cost of insured services furnished or to be furnished to class members in the British Columbia class action, and that lawsuit remains pending in the British Columbia court.

The Company has recorded an accrual for probable legal costs, settlements and judgments for Silzone related litigation. The Company is not aware of any unasserted claims related to Silzone-coated products. For all Silzone legal costs incurred, the Company records insurance receivables for the amounts that it expects to recover. Any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves could be material to the Company’s consolidated earnings, financial position and cash flows. The following table summarizes the Company’s Silzone legal accrual and related insurance receivable at October 2, 2010 and January 2, 2010 (in thousands):

	October 2, 2010	January 2, 2010
Silzone legal accrual	$23,133	$23,326
Silzone insurance receivable	$63,710	$42,538

Part of the Company’s remaining product liability insurance for Silzone claims consists of a $50.0 million layer of insurance covered by American Insurance Company (AIC). In December 2007, AIC initiated a lawsuit in Minnesota Federal District Court seeking a court order declaring that it is not required to provide coverage for a portion of the Silzone litigation defense and indemnity expenses that the Company may incur in the future. The insurance broker that assisted the Company in procuring the insurance with AIC has also been added as a party to the case on the Company’s behalf. The Company believes the claims of AIC are without merit and plans to vigorously defend against the claims AIC has asserted. In September 2010, the District Court issued a decision in favor of the Company in response to a motion for partial summary judgment on AIC being required to provide payment of certain indemnity expenses. A second motion for partial summary judgment was heard by the District Court on October 29, 2010.

Part of the Company’s final layer of insurance was covered by Lumberman’s Mutual Casualty Insurance, a unit of the Kemper Insurance Companies (collectively referred to as Kemper). Kemper is currently in “run off,” which means it is no longer issuing new policies, and therefore, is not generating any new revenue that could be used to cover claims made under previously-issued policies. In September 2010, Kemper agreed to settle its future insurance obligations with the Company, the amount of which was not material. The Company’s remaining insurance for Silzone claims consists of $30 million of coverage with other insurance carriers that are responsible for claims incurred after the AIC insurance layer is exhausted. To the extent that the Company’s future Silzone costs and expenses exceed our remaining insurance coverage, the Company would be responsible for such costs. The Company has not accrued for any potential losses relating to future costs as they are not probable or reasonably estimable at this time.

Volcano Corporation & LightLab Imaging Litigation: The Company’s recently acquired subsidiary, LightLab Imaging, Inc. (LightLab Imaging) has pending litigation with Volcano Corporation (Volcano) and Axsun Technologies, Inc. (Axsun), a subsidiary of Volcano, in the Superior Court of Massachusetts and in state court in Delaware. LightLab Imaging makes and sells optical coherence tomography (OCT) imaging systems. Volcano is a LightLab Imaging competitor in medical imaging. Axsun makes and sells lasers and is a supplier of lasers to LightLab Imaging for use in OCT imaging systems. The lawsuits arise out of Volcano’s acquisition of Axsun in December 2008. Before Volcano acquired Axsun, LightLab Imaging and Axsun had worked together to develop a tunable laser for use in OCT imaging systems. While the laser was in development, LightLab Imaging and Axsun entered into an agreement pursuant to which Axsun agreed to sell its tunable lasers exclusively to LightLab in the field of human coronary artery imaging for a period of years.

After Volcano acquired Axsun in December 2008, LightLab Imaging sued Axsun and Volcano in Massachusetts, asserting a number of claims arising out of Volcano’s acquisition of Axsun. In a phased trial in Massachusetts in February 2010, a jury found Axsun had breached its contract with LightLab Imaging, Volcano had intentionally interfered with that contract, and both Axsun and Volcano had misappropriated certain LightLab Imaging trade secrets. The jury also found Axsun was contractually required to sell a particular version of the laser to LightLab Imaging, rejecting Axsun’s position that the contract only required the sale of an earlier version of the laser. The jury also found in LightLab Imaging’s favor that the restriction on sales of tunable lasers to Volcano applied to all of Axsun’s tunable lasers for OCT imaging, rejecting Axsun’s and Volcano’s position that the restriction on such sales applied only to a laser meeting a particular specification. Following the jury’s verdict, LightLab Imaging, Axsun, and Volcano stipulated to the amount of damages a jury could award against Axsun and Volcano.

In a later phase of the Massachusetts lawsuit, the court ruled there was an insufficient basis to enjoin Axsun and Volcano from using certain information, not considered by the jury, that LightLab Imaging regards as trade secrets. LightLab presently expects the court will consider other trade secret issues in later stages, as well as considering whether Axsun's and Volcano's conduct constituted knowing or willful violations of a statute that prohibits unfair or deceptive acts or practices or acts of unfair competition, whether damages against Axsun or Volcano should be doubled or trebled under that statute, whether Axsun and Volcano should be ordered to reimburse LightLab for its attorneys fees and related litigation expenses, and whether any permanent injunctions should be entered against Axsun and Volcano.

In Delaware, Axsun and Volcano commenced an action in February 2010 against LightLab Imaging, seeking a declaration as to whether Axsun may supply a certain light source for use in OCT imaging systems to Volcano. Axsun’s and Volcano’s position is that this light source is not a tunable laser and hence falls outside Axsun’s exclusivity obligations to Volcano. LightLab Imaging’s position, among other things, is that this light source is a tunable laser. The parties are presently involved in expedited discovery, and a trial is expected to commence in early 2011.

Volcano Corporation & St. Jude Medical Patent Litigation: In July 2010, the Company filed a lawsuit in federal district court in Delaware against Volcano for patent infringement. The suit involves five patents and seeks injunctive relief and monetary damages. The infringed patents are used for the St. Jude Medical PressureWire® technology platform, which was acquired from Radi Medical Systems in December 2008. In September 2010, Volcano filed counterclaims against the Company, alleging certain St. Jude Medical patent claims are unenforceable and that certain St. Jude Medical products infringe three Volcano patents. The Company believes the assertions and claims made by Volcano are without merit.

Boston U.S. Attorney Investigation: In October 2005, the U.S. Department of Justice (DOJ), acting through the U.S. Attorney’s office in Boston, commenced an industry-wide investigation into whether the provision of payments and/or services by makers of ICDs and bradycardia pacemaker systems (pacemakers) to doctors or other persons constitutes improper inducements under the federal health care program anti-kickback law. As part of this investigation, the Company has received three subpoenas from the government requesting documents regarding the Company’s practices related to ICDs, pacemakers, lead systems and related products marketed by the Company’s Cardiac Rhythm Management (CRM) operating segment. The Company has cooperated with the investigation and has produced documents and witnesses as requested. In January 2010, the U.S. District Court for the District of Massachusetts unsealed a qui tam action (private individual bringing suit on behalf of the U.S. Government) filed by a former employee containing allegations relating to the issues covered by the subpoenas. Although in December 2009, the DOJ had declined to intervene in this qui tam suit, the DOJ filed a motion in August 2010 to intervene. The Court granted the DOJ’s motion, without prejudice to the Company, and also directed the DOJ to file its complaint by August 31, 2010. The DOJ has indicated that it intends only to pursue alleged claims related to four post-market studies conducted by the Company primarily in 2004-2006. The Court also ruled that the Company may file its objection to the August 2010 DOJ intervention and argue that the DOJ has not established good cause to intervene. The Court vacated the deadline for DOJ to file its complaint, and scheduled the case for a status hearing on November 29, 2010. The Company will vigorously defend against the allegations in the lawsuit. It is not possible to predict the outcome of this matter at this time.

Additionally, in December 2008, the U.S. Attorney’s Office in Boston delivered a subpoena issued by the OIG requesting the production of documents relating to implantable cardiac rhythm device and pacemaker warranty claims. The Company has cooperated with the investigation and has produced documents as requested.

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

Securities Class Action Litigation: On March 18, 2010, a securities class action lawsuit was filed in federal district court in Minnesota against the Company and certain officers on behalf of purchasers of St. Jude Medical common stock between April 22, 2009 and October 6, 2009. The lawsuit relates to the Company’s earnings announcements for the first, second and third quarters of 2009, as well as a preliminary earnings release dated October 6, 2009. The complaint, which seeks unspecified damages and other relief as well as attorneys’ fees, alleges that the Company failed to disclose that it was experiencing a slowdown in demand for its products and was not receiving anticipated orders for CRM devices. Class members allege that the Company’s failure to disclose the above information resulted in the class purchasing St. Jude Medical stock at an artificially inflated price. The Company intends to vigorously defend against the claims asserted in this lawsuit. In October 2010, the Company filed a motion to dismiss the lawsuit, which is scheduled to be heard by the District Court in early January 2011.

Derivative Litigation: In September 2010, two separate derivative actions involving the Company were filed in the United States District Court for the District of Minnesota. In both of these matters, the defendants consist of members (or former members) of St. Jude Medical’s Board of Directors (the Board) as well as various officers and former officers of the Company. The plaintiffs in these actions are asserting breach of fiduciary duty claims against the named defendants for their purported failure to stop the alleged underlying conduct (which relates to the contents of qui tam actions filed in Ohio and Massachusetts). In October 2010, the plaintiffs filed a motion before the Judicial Panel on MultiDistrict Litigation requesting that the two cases be transferred to the District of Massachusetts and consolidated with what they claim are related actions there. St. Jude Medical intends to oppose the transfer request and to vigorously defend against the claims asserted in these two derivative lawsuits.

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

The FDA inspected the Company’s Plano, Texas manufacturing facility at various times between March 5 and April 6, 2009. On April 6, 2009, the FDA issued a Form 483 identifying certain observed nonconformities with cGMP. Following the receipt of the Form 483, the Company’s Neuromodulation division provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address FDA’s observations of nonconformity. The Company subsequently received a warning letter dated June 26, 2009 from the FDA relating to these non-conformities with respect to its Neuromodulation division’s Plano, Texas and Hackettstown, New Jersey facilities.

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

On April 23, 2010, the FDA issued a warning letter based upon a July 29, 2009 inspection of our Sunnyvale, California facility and a review of our website. The warning letter cites the Company for its promotion and marketing of the Epicor™ LP Cardiac Ablation System and the Epicor UltraCinch LP Ablation Device based on certain statements made in the Company’s marketing materials. The Company is working cooperatively with the FDA to resolve all of its concerns. The warning letter is not expected to have any material impact on the Company’s business.

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

Other Matters

In connection with the pending acquisition (see Note 16) of AGA Medical Holdings, Inc. (AGA Medical), the Company, in addition to AGA Medical and other defendants, has been named as a defendant in two putative stockholder class action complaints, one filed in the Fourth Judicial District Court of Minnesota on October 27, 2010 and the other filed in the Deleware Court of Chancery on October 28, 2010. The plaintiffs in the complaints allege, among other claims, that AGA Medical’s directors breached their fiduciary duties to AGA Medical’s stockholders by accepting an inadequate price, failing to make full disclosure, and utilizing unreasonable deal protection devices and further alleges that AGA Medical and the Company aided and abetted the purported breaches of fiduciary duty. The complaints seek injunctive relief, including to enjoin the transaction, in addition to unspecified compensatory damages, attorneys’ fees, other fees and costs and other relief. On November 8, 2010, the parties to this action entered into a memorandum of understanding (MOU) to settle the litigation. The settlement contemplated by the MOU is subject to several conditions, including the negotiation and execution of a stipulation of settlement and the approval of the Delaware Court of Chancery.

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

Changes in the Company’s product warranty liability during the three and nine months ended October 2, 2010 and October 3, 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Balance at beginning of period	$22,213	$17,505	$19,911	$15,724
Warranty expense recognized	2,154	1,700	5,536	4,728
Warranty credits issued	(575)	(552)	(1,655)	(1,799)
Balance at end of period	$23,792	$18,653	$23,792	$18,653

Other Commitments

The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of October 2, 2010, the Company estimates it could be required to pay approximately $86 million in future periods to satisfy such commitments. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2009 Annual Report on Form 10-K for additional information.

NOTE 8 – PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT (IPR&D) & SPECIAL CHARGES

IPR&D Charges: During the third quarter of 2010, the Company recorded IPR&D charges of $12.2 million in conjunction with the purchase of cardiovascular-related intellectual property since the related technological feasibility had not yet been reached and such technology had no future alternative use.

Special Charges: During 2009, the Company incurred charges totaling $107.7 million, of which $71.1 million related to severance and benefit costs for approximately 725 employees. These costs were recognized after management determined that such severance and benefits were probable and estimable, in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. Of the total $71.1 million severance and benefits charge, $6.6 million was recorded in cost of sales. The Company also recorded $17.7 million of inventory related charges to cost of sales associated with inventory that would be scrapped in connection with the Company’s decision to terminate certain product lines in its CRM and AF divisions that were redundant with other existing products lines. Additionally, the Company recorded $5.9 million of fixed asset related charges to cost of sales associated with the accelerated depreciation of phasing out older model diagnostic equipment and $6.1 million of asset write-offs related to the carrying value of assets that will no longer be utilized. Of the $6.1 million charge, $3.5 million was recorded in cost of sales. The Company also recorded charges of $1.8 million associated with contract terminations and $5.1 million of other unrelated costs.

A summary of the activity related to the 2009 special charge accrual is as follows (in thousands):

	Employee termination costs	Inventory charges	Fixed asset charges	Other	Total
Balance at January 3, 2009	$—	$—	$—	$—	$—

Special charges	71,158	17,735	11,982	6,869	107,744
Non-cash charges used	—	(17,735)	(11,982)	—	(29,717)
Cash payments	(22,560)	—	—	(349)	(22,909)
Foreign exchange rate impact	(758)	—	—	—	(758)

Balance at January 2, 2010	$47,840	$—	$—	$6,520	$54,360

Cash payments	(28,958)	—	—	(4,118)	(33,076)
Foreign exchange rate impact	(1,187)	—	—	(118)	(1,305)

Balance at October 2, 2010	$17,695	$—	$—	$2,284	$19,979

In order to enhance segment comparability and reflect management’s focus on the ongoing operations of the Company, the 2009 special charges were not recorded in the individual reportable segments.

NOTE 9 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Numerator:
Net earnings	$208,385	$166,935	$700,992	$587,576
Denominator:
Basic weighted average shares outstanding	328,231	340,651	326,822	344,423
Dilutive options and restricted stock	1,696	3,647	2,279	3,819
Diluted weighted average shares outstanding	329,927	344,298	329,101	348,242
Basic net earnings per share	$0.63	$0.49	$2.14	$1.71
Diluted net earnings per share	$0.63	$0.48	$2.13	$1.69

Approximately 21.1 million and 13.0 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the three months ended October 2, 2010 and October 3, 2009, respectively, because they were not dilutive. Additionally, approximately 19.1 million and 20.5 million shares of common stock subject to stock options and restricted stock were excluded from the diluted net earnings per share computation for the nine months ended October 2, 2010 and October 3, 2009, respectively, because they were not dilutive.

NOTE 10 – COMPREHENSIVE INCOME

The table below sets forth the principal components in other comprehensive income (loss), net of the related income tax impact (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net earnings	$208,385	$166,935	$700,992	$587,576
Other comprehensive income (loss):
Cumulative translation adjustment	108,001	68,560	(9,757)	105,541
Unrealized gain on available-for-sale securities	1,659	2,163	4,243	2,717
Reclassification of realized gain to net earnings	(3,081)	—	(3,081)	—
Total comprehensive income	$314,964	$237,658	$692,397	$695,834

Upon the sale of an available-for-sale investment, the unrealized gain (loss) is reclassified out of other comprehensive income and reflected as a realized gain (loss) in net earnings. In the third quarter of 2010, the Company sold an available-for-sale investment, recognizing a realized after-tax gain of $3.1 million. The total pre-tax gain of $4.9 million was recognized as other income.

NOTE 11 – OTHER INCOME (EXPENSE), NET

The Company’s other income (expense) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Interest income	$785	$643	$1,507	$1,720
Interest expense	(14,714)	(14,855)	(50,299)	(27,425)
Other	2,818	(9,382)	(2,865)	(10,162)
Total other income (expense), net	$(11,111)	$(23,594)	$(51,657)	$(35,867)

During the third quarter of 2010 the Company recognized a $4.9 million realized gain in other income associated with the sale of an available-for-sale investment. During the third quarter of 2009, the Company recognized an $8.3 million investment impairment charge in other expense after determining that the fair value of a cost method investment was below its carrying value and that this impairment was other-than-temporary.

NOTE 12 – INCOME TAXES

As of October 2, 2010, the Company had $136.7 million accrued for unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company had $33.7 million accrued for interest and penalties as of October 2, 2010. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. At January 2, 2010, the Company had $120.5 million accrued for unrecognized tax benefits and $28.3 million accrued for interest and penalties.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for all tax years through 2001. Additionally, substantially all material foreign, state, and local income tax matters have been concluded for all tax years through 1999. The U.S. Internal Revenue Service (IRS) completed an audit of the Company’s 2002 through 2005 tax returns and proposed adjustments in its audit report issued in November 2008. The Company is vigorously defending its positions and initiated defense of these adjustments at the IRS appellate level in January 2009. An unfavorable outcome could have a material negative impact on the Company’s effective income tax rate in future periods.

NOTE 13 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

Derivative instruments: The Company’s derivative instruments consist of foreign currency exchange contracts and interest rate swap contracts. The Company classifies these instruments as level 2 as the fair value is determined using inputs other than observable quoted market prices. These inputs include spot and forward foreign currency exchange rates and interest rates that the Company obtains from standard market data providers. The fair value of the Company’s foreign currency exchange contracts was not material at October 2, 2010 or January 2, 2010.

A summary of financial assets and liabilities measured at fair value on a recurring basis at October 2, 2010 and January 2, 2010 is as follows (in thousands):

	October 2, 2010	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	$693,091	$693,091	$—	$—
Trading marketable securities	173,286	173,286	—	—
Available-for-sale marketable securities	30,409	30,409	—	—
Interest rate swap	17,684	—	17,684	—
Total	$914,470	$896,786	$17,684	$—

	January 2, 2010	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	$258,936	$258,936	$—	$—
Trading marketable securities	160,285	160,285	—	—
Available-for-sale marketable securities	31,711	31,711	—	—
Total	$450,932	$450,932	$—	$—

The Company’s money-market securities are classified as cash equivalents as the funds are highly liquid investments readily convertible to cash. The Company also had $158.5 million and $134.0 million of cash equivalents invested in short-term time deposits and interest and non-interest bearing bank accounts at October 2, 2010 and January 2, 2010, respectively.

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

The following table provides information by level for assets and liabilities that were measured at fair value on a nonrecurring basis. This table provides the fair value of net identifiable tangible and intangible assets and liabilities (excluding goodwill) for business combinations that closed during the first nine months of 2010. For business combinations, the Company uses inputs other than quoted prices that are observable, such as interest rates, cost of capital and market comparable royalty rates, which are applied to income and market valuation approaches. A summary of the nonfinancial assets and liabilities measured at fair value in conjunction with our business combination is as follows (in thousands):

	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Business Combination	$52,238	$—	$52,238	$—

The Company did not make any material business combinations during the first nine months of fiscal year 2009. Additionally, no material impairments of the Company’s long-lived assets were recognized during the first nine months of 2010 or fiscal year 2009.

The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other assets and measured at fair value on a nonrecurring basis. The carrying value of these investments approximated $129 million at October 2, 2010 and $57 million at January 2, 2010. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. When measured on a nonrecurring basis, the Company’s cost method investments are considered Level 3 in the fair value hierarchy, due to the use of unobservable inputs to measure fair value. The Company did not have any Level 3 fair value measurements as of October 2, 2010.

Fair Value of Other Financial Instruments

The aggregate fair value of the Company’s fixed-rate senior notes at October 2, 2010 (measured using quoted prices in active markets) was $2,040.2 million compared to the aggregate carrying value of $1,910.6 million (inclusive of the interest rate swap). The fair value of the Company’s other debt obligations at October 2, 2010 approximated their aggregate $77.7 million carrying value due to the variable interest rate and short-term nature of these instruments.

NOTE 14 – DERIVATIVE FINANCIAL INSTRUMENTS

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

Foreign Currency Forward Contracts

The Company hedges a portion of its foreign currency exchange rate risk through the use of forward exchange contracts. The Company uses forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under ASC Topic 815. The Company measures its foreign currency exchange contracts at fair value on a recurring basis. The fair value of outstanding contracts was immaterial as of October 2, 2010 and January 2, 2010. For the three months ended October 2, 2010 and October 3, 2009, the net amount of gains (losses) the Company recorded to other income (expense) for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 was a net loss of $8.4 million and a net loss of $3.8 million, respectively. During the first nine months of 2010 and 2009, the net amount of gains (losses) recorded to other income (expense) for its forward currency exchange contracts not designated as hedging instruments was a net loss of $1.7 million and a net loss of $7.2 million, respectively. These net gains and net losses were almost entirely offset by corresponding net losses and net gains on the foreign currency exposures being managed. The Company does not enter into contracts for trading or speculative purposes. The Company’s policy is to enter into hedging contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.

Interest Rate Swap

The Company hedges the fair value of certain debt obligations through the use of interest rate swap contracts For interest rate swap contracts that are designated and qualify as fair value hedges, the gain or loss on the swap and the offsetting gain or loss on the hedged debt instrument attributable to the hedged risk are recognized in net earnings. Changes in the value of the fair value hedge are recognized in interest expense, offsetting the changes in the fair value of the hedged debt instrument. Additionally, any payments made or received under the swap contracts are accrued and recognized as interest expense. The Company’s current interest rate swap is designed to manage the exposure to changes in the fair value of its 2013 Senior Notes. The swap is designated as a fair value hedge of the variability of the fair value of the fixed-rate 2013 Senior Notes due to changes in the long-term benchmark interest rates. Under the swap agreement, the Company agrees to exchange, at specified intervals, fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. As of October 2, 2010, the fair value of the interest rate swap was a $17.7 million unrealized gain which was recorded to other assets on the condensed consolidated balance sheet.

NOTE 15 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company has aggregated the four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to customers and operating expenses managed by each of the reportable segments. Certain operating expenses managed by the Company’s selling and corporate functions, including all stock-based compensation expense, impairment charges, certain acquisition-related charges, purchased in-process research and development charges and special charges, have not been recorded in the individual reportable segments. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments. Additionally, certain assets are managed by the Company’s selling and corporate functions, principally including trade receivables, inventory, corporate cash and cash equivalents and deferred income taxes. For management reporting purposes, the Company does not compile capital expenditures by reportable segment; therefore, this information has not been presented as it is impracticable to do so.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NMD	CV/AF	Other	Total
Three Months ended October 2, 2010:
Net sales	$830,902	$409,003	$—	$1,239,905
Operating profit	514,788	225,637	(441,441)	298,984
Three Months ended October 3, 2009:
Net sales	$773,651	$385,955	$—	$1,159,606
Operating profit	481,658	207,842	(447,470)	242,030

Nine Months ended October 2, 2010:
Net sales	$2,549,768	$1,264,602	$—	$3,814,370
Operating profit	1,595,378	713,748	(1,299,382)	1,009,744
Nine Months ended October 3, 2009:
Net sales	$2,307,332	$1,170,479	$—	$3,477,811
Operating profit	1,428,712	610,714	(1,210,477)	828,949

The following table presents the Company’s total assets by reportable segment (in thousands):

Total Assets	October 2, 2010	January 2, 2010
CRM/NMD	$2,136,527	$2,124,534
CV/AF	1,573,779	1,294,009
Other	3,674,980	3,007,268
	$7,385,286	$6,425,811

Geographic Information

The following table presents net sales by geographic location of the customer (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
United States	$657,627	$619,600	$1,996,655	$1,870,599
International
Europe	281,017	282,820	949,540	867,140
Japan	141,089	119,578	399,344	350,485
Asia Pacific	83,773	67,392	233,080	185,993
Other (a)	76,399	70,216	235,751	203,594
	582,278	540,006	1,817,715	1,607,212
	$1,239,905	$1,159,606	$3,814,370	$3,477,811

          (a) No one geographic market is greater than 5% of consolidated net sales.

The amounts for long-lived assets by significant geographic market include net property, plant and equipment by physical location of the asset. The following table presents long-lived assets by geographic location (in thousands):

Long-Lived Assets	October 2, 2010	January 2, 2010
United States	$918,553	$876,462
International
Europe	83,874	77,790
Japan	20,470	18,756
Asia Pacific	67,514	39,946
Other	166,818	140,132
	338,676	276,624
	$1,257,229	$1,153,086

NOTE 16 – SUBSEQUENT EVENTS

On October 15, 2010 the Company entered into a definitive agreement to acquire all the outstanding shares of AGA Medical (NASDAQ: AGAM) for $20.80 per share in an evenly divided cash and stock transaction valued at an estimated $1.1 billion. The transaction will be conducted as an exchange offer followed by a merger and is expected to close by the end of the 2010 fiscal year. AGA Medical is a global innovator and manufacturer of a comprehensive line of devices used to treat structural heart defects and vascular abnormalities through minimally invasive transcatheter treatments. The AGA Medical acquisition will expand the Company’s current product portfolio and future product pipeline. Upon completion of the transaction, AGA Medical will become part of the CV operating segment.

On October 15, 2010, the Company’s Board of Directors authorized a share repurchase program of up to $600.0 million of the Company’s outstanding common stock. On October 21, 2010, the Company’s Board of Directors authorized an additional $300.0 million of share repurchases as part of this share repurchase program.

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

We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our net sales relate to CRM devices – ICDs and pacemakers. During early March 2010, a principal competitor in the CRM market, Boston Scientific Inc. (Boston Scientific), suspended sales of its ICD products in the United States. Although Boston Scientific resumed sales on April 16, 2010, we experienced an incremental ICD net sales benefit in the range of approximately $35 million to $40 million. While the long-term impact on the CRM market is uncertain, management remains focused on increasing our worldwide CRM market share, as we are one of three principal manufacturers and suppliers in the global CRM market. We are also investing in our other three major growth platforms – atrial fibrillation, neuromodulation and cardiovascular – and expanding our growth programs through acquisitions of LightLab Imaging, Inc. (LightLab Imaging) and AGA Medical Holdings, Inc. (AGA Medical) during the third quarter of 2010 - to increase our market share in our product markets.

Net sales in the third quarter and first nine months of 2010 were $1,239.9 million and $3,814.4 million, respectively, increases of 7% and 10% over the third quarter and first nine months of 2009, respectively. Our net sales increases were led by sales growth of our ICDs and products to treat atrial fibrillation. During the third quarter and first nine months of 2010, our ICD net sales grew 13% and 15%, respectively, to $439.3 million and $1,362.0 million, respectively. Our AF net sales increased 9% and 13% during the third quarter and first nine months of 2010, respectively, to $168.8 million and $514.7 million, respectively. Foreign currency translation comparisons decreased our third quarter 2010 net sales by $10.4 million and increased our first nine month 2010 net sales by $37.3 million. Total St. Jude Medical operational sales growth (sales changes excluding the impacts of foreign currency translation and acquisitions) was 7% and 8% for the third quarter and first nine months of 2010, respectively. Refer to the Segment Performance section for a more detailed discussion of the results for the respective segments.

Net earnings and diluted net earnings per share for the third quarter of 2010 were $208.4 million and $0.63 per diluted share, increases of 25% and 31%, respectively, compared to the same prior year period. Net earnings and diluted net earnings per share for the first nine months of 2010 were $701.0 million and $2.13 per diluted share, increases of 19% and 26%, respectively, over the first nine months of 2009. These increases for both the third quarter and first nine months of 2010 compared to the same prior year periods were due to incremental profits resulting from higher sales as well as lower outstanding shares resulting from repurchases of our common stock. From July 2009 through December 2009, we returned $1.0 billion to shareholders in the form of share repurchases.

We generated $791.6 million of operating cash flows during the first nine months of 2010, compared to $553.4 million of operating cash flows during the first nine months of 2009. We ended the third quarter with $851.6 million of cash and cash equivalents and $1,988.3 million of total debt. During the first nine months of 2010, we issued $450.0 million principal amount of senior notes in the United States and 20.9 billion Yen senior notes in Japan. We used the proceeds to repay our 1.02% Yen-denominated notes due in May 2010 (1.02% Yen Notes) totaling 20.9 billion Yen and retire our 3-year, unsecured term loan due 2011 (2011 Term Loan) using the majority of the remaining proceeds. During 2009, we issued $1,200.0 million principal amount of debt, consisting of $700.0 million of 3.75% Senior Notes due 2014 (2014 Senior Notes) and $500.0 million of 4.875% Senior Notes due 2019 (2019 Senior Notes).

NEW ACCOUNTING PRONOUNCEMENTS

Certain new accounting standards will become effective for us in future periods. Information regarding new accounting pronouncements that impacted the first nine months of 2010 or our historical consolidated financial statements and related disclosures is included in Note 2 to the Condensed Consolidated Financial Statements.

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

We aggregate our four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Net sales of our reportable segments include end-customer revenue from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to customers and operating expenses managed by each of the reportable segments. Certain operating expenses managed by our selling and corporate functions, including all stock-based compensation expense, impairment charges, certain acquisition-related charges, IPR&D charges and special charges, have not been recorded in the individual reportable segments. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NMD	CV/AF	Other	Total
Three Months ended October 2, 2010:
Net sales	$830,902	$409,003	$—	$1,239,905
Operating profit	514,788	225,637	(441,441)	298,984
Three Months ended October 3, 2009:
Net sales	$773,651	$385,955	$—	$1,159,606
Operating profit	481,658	207,842	(447,470)	242,030

Nine Months ended October 2, 2010:
Net sales	$2,549,768	$1,264,602	$—	$3,814,370
Operating profit	1,595,378	713,748	(1,299,382)	1,009,744
Nine Months ended October 3, 2009:
Net sales	$2,307,332	$1,170,479	$—	$3,477,811
Operating profit	1,428,712	610,714	(1,210,477)	828,949

The following discussion of the changes in our net sales is provided by class of similar products within our four operating segments, which is the primary focus of our sales activities.

Cardiac Rhythm Management

	Three Months Ended			Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009	% Change	October 2, 2010	October 3, 2009	% Change
ICD systems	$439,333	$388,607	13.1%	$1,362,042	$1,183,037	15.1%
Pacemaker systems	298,669	301,228	(0.8)%	915,574	887,355	3.2%
	$738,002	$689,835	7.0%	$2,277,616	$2,070,392	10.0%

Cardiac Rhythm Management net sales increased 7% in the third quarter of 2010 compared to the third quarter of 2009 and increased 10% in the first nine months of 2010 compared to the same period in 2009. These increases were driven by operational sales growth of 8% and 9%, respectively. Foreign currency translation had a $9.1 million unfavorable impact on third quarter 2010 net sales compared to the third quarter of 2009, but a $16.0 million favorable impact on net sales during the first nine months of 2010 compared to same period in 2009.

ICD net sales increased 13% and 15% in the third quarter and first nine months of 2010, respectively, compared to the same prior year periods, due to operational sales growth of 14% and 15%, respectively. The improved operational sales growth in ICD net sales during the third quarter and first nine months of 2010 was broad-based across both U.S. and international markets, reflecting our continued market penetration into new customer accounts and market demand for our cardiac resynchronization therapy ICD devices. During the second quarter of 2010, we launched a number of new ICD products, including the UnifyTM cardiac resynchronization therapy defibrillator (CRT-D) and FortifyTM ICD, which were both launched in the United States and European markets. The Unify CRT-D and Fortify ICD are smaller, deliver more energy and have a longer battery life than comparable conventional devices. In the United States, third quarter 2010 ICD net sales of $284.0 million increased 15% over the prior year’s third quarter. The first nine months of 2010 U.S. ICD net sales of $864.0 million increased 14% over the same period last year. The incremental benefit resulting from the suspension of U.S. ICD sales by a principal competitor in the CRM market during 2010 was approximately $35 million to $40 million. Internationally, third quarter 2010 ICD net sales of $155.3 million increased 10% compared to the third quarter of 2009, driven by operational sales growth of 14%. Foreign currency translation had a $5.7 million unfavorable impact on international ICD net sales during the third quarter of 2010 compared to the third quarter of 2009. Internationally, the first nine months of 2010 ICD net sales of $498.0 million increased 18% compared to the first nine months of 2009, driven by operational sales growth of 15%. Foreign currency translation had a $5.8 million favorable impact on international ICD net sales during the first nine months of 2010 compared to the same period in 2009.

Pacemaker net sales were flat in the third quarter of 2010 with minimal foreign currency translation impact compared to the third quarter of 2009. Pacemaker net sales in the first nine months of 2010 increased 3% compared the same prior year period, due to operational sales growth of 2%. In the United States, both our third quarter and first nine month 2010 pacemaker net sales of $133.9 million and $401.4 million, respectively, were flat compared to the same periods in 2009. Internationally, our pacemaker net sales of $164.8 million were flat compared to the third quarter of 2009 with minimal foreign currency translation impact. Internationally, the first nine months of 2010 pacemaker net sales of $514.2 million increased 5% compared to the first nine months of 2009. Operational sales growth of 2% and $10.2 million of favorable foreign currency translation increased international pacemaker net sales during the first nine months of 2010 compared to the same period in 2009.

Cardiovascular

	Three Months Ended			Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009	% Change	October 2, 2010	October 3, 2009	% Change

Vascular closure devices	$86,321	$90,526	(4.6)%	$282,505	$286,987	(1.6)%
Heart valve products	78,076	79,889	(2.3)%	250,298	244,295	2.5%
Other cardiovascular products	75,788	60,083	26.1%	217,116	182,132	19.2%
	$240,185	$230,498	4.2%	$749,919	$713,414	5.1%

Cardiovascular net sales increased 4% and 5% during the third quarter and first nine months of 2010, respectively, compared to the same periods in 2009. The CV net sales increase during the third quarter of 2010 was due to incremental sales from our LightLab Imaging acquisition, as operational sales growth was flat and the impact of foreign currency translation was minimal compared to the third quarter of 2009. During the first nine months of 2010, CV net sales increased due to operational sales growth of 2% and $13.1 million of favorable foreign currency translation, compared to the same period in 2009.

Vascular closure net sales decreased during both the third quarter and first nine months of 2010 compared to the same prior year periods. Foreign currency translation decreased third quarter 2010 net sales by $1.5 million and increased the first nine month 2010 net sales by $1.9 million compared to the same periods in 2009. Heart valve net sales decreased during the third quarter of 2010 but increased during the first nine months of 2010 compared to the same prior year periods. Foreign currency translation comparisons resulted in a minimal impact to third quarter 2010 heart valve net sales, but a favorable impact during the first nine months of 2010, increasing heart valve net sales by $4.6 million. Net sales of other cardiovascular products increased $15.7 million and $35.0 million during the third quarter and first nine months of 2010, respectively, compared to the same prior year periods, driven by incremental sales from our LightLab Imaging acquisition completed in July 2010 and sales volume growth of our PressureWireTM FFR (fractional flow reserve) measurement systems.. Favorable foreign currency translation increased other cardiovascular products net sales by $2.2 million and $6.6 million for the third quarter and first nine months of 2010, respectively, compared to the same prior year periods.

Atrial Fibrillation

	Three Months Ended			Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009	% Change	October 2, 2010	October 3, 2009	% Change

Atrial fibrillation products	$168,818	$155,457	8.6%	$514,683	$457,065	12.6%

In our AF division, our access, diagnosis, visualization, recording and ablation products assist physicians in diagnosing and treating atrial fibrillation and other irregular heart rhythms. Atrial Fibrillation net sales increased 9% and 13% during the third quarter and first nine months of 2010, respectively, compared to the same periods last year with the increases in AF net sales driven by operational sales growth of 9% and 11%, respectively. Foreign currency translation had a $1.1 million unfavorable impact on third quarter 2010 AF net sales, but a $6.5 million favorable impact on the first nine months of 2010 AF net sales compared to the same prior year periods in 2009.

Neuromodulation

	Three Months Ended			Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009	% Change	October 2, 2010	October 3, 2009	% Change

Neurostimulation devices	$92,900	$83,816	10.8%	$272,152	$236,940	14.9%

Neuromodulation net sales increased 11% and 15% during the third quarter and first nine months of 2010, respectively, compared to the same prior year periods. The increases in NMD net sales were driven by 11% and 14% operational sales growth for the third quarter and first nine months of 2010, respectively. Foreign currency translation had a minimal impact on NMD net sales during the third quarter of 2010 and a $1.6 million favorable impact on NMD net sales for the first nine months of 2010 compared to the same prior year periods.

RESULTS OF OPERATIONS

Net sales

	Three Months Ended			Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009	% Change	October 2, 2010	October 3, 2009	% Change

Net sales	$1,239,905	$1,159,606	6.9%	$3,814,370	$3,477,811	9.7%

Overall, net sales increased 7% in the third quarter of 2010 and 10% during the first nine months of 2010, compared to the same prior year periods. Net sales growth was favorably impacted by operational sales growth, driven primarily by our CRM and AF product sales. Foreign currency translation comparisons decreased our third quarter 2010 net sales by $10.4 million due to the strengthening of the U.S. dollar against the Euro, but increased our first nine month 2010 net sales by $37.3 million as a result of the overall weakening of the U.S. Dollar against the Yen and most other international currencies. These amounts are not indicative of the net earnings impact of foreign currency translation for the third quarter and first nine months of 2010 due to partially offsetting foreign currency translation impacts on cost of sales and operating expenses.

Net sales by geographic location of the customer were as follows:

	Three Months Ended		Nine Months Ended
Net Sales	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
United States	$657,627	$619,600	$1,996,655	$1,870,599
International
Europe	281,017	282,820	949,540	867,140
Japan	141,089	119,578	399,344	350,485
Asia Pacific	83,773	67,392	233,080	185,993
Other (a)	76,399	70,216	235,751	203,594
	582,278	540,006	1,817,715	1,607,212
	$1,239,905	$1,159,606	$3,814,370	$3,477,811

(a) No one geographic market is greater than 5% of consolidated net sales.

Gross profit

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Gross profit	$900,086	$853,875	$2,808,080	$2,572,041
Percentage of net sales	72.6%	73.6%	73.6%	74.0%

Gross profit for the third quarter of 2010 totaled $900.1 million, or 72.6% of net sales, compared to $853.9 million, or 73.6% of net sales for the third quarter of 2009. Gross profit for the first nine months of 2010 totaled $2,808.1 million, or 73.6% of net sales, compared to $2,572.0 million, or 74.0% of net sales, for the first nine months of 2009. The decrease in our gross profit percentage during the third quarter and first nine months of 2010 compared to the same periods in 2009 was primarily due to higher remote monitoring and wireless telemetry costs in our pacemaker product line. For the first nine months of 2010, these unfavorable impacts on our gross profit percentage were partially offset by favorable foreign currency translation and positive sales mix impacts.

Selling, general and administrative (SG&A) expense

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Selling, general and administrative	$438,723	$427,227	$1,329,623	$1,276,071
Percentage of net sales	35.4%	36.8%	34.9%	36.7%

SG&A expense for the third quarter of 2010 totaled $438.7 million, or 35.4% of net sales, compared to $427.2 million, or 36.8% of net sales, for the third quarter of 2009. SG&A expense for the first nine months of 2010 totaled $1,329.6 million, or 34.9% of net sales, compared to $1,276.1 million, or 36.7% of net sales, for the first nine months of 2009. The decrease in SG&A expense as a percent of net sales was a result of cost savings experienced from the restructuring actions initiated in the last half of 2009. Refer to Note 8 of the Condensed Consolidated Financial Statements.

Research and development (R&D) expense

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Research and development expense	$150,135	$142,224	$456,469	$424,627
Percentage of net sales	12.1%	12.3%	12.0%	12.2%

R&D expense in the third quarter of 2010 totaled $150.1 million, or 12.1% of net sales, compared to $142.2 million, or 12.3% of net sales, for the third quarter of 2009. R&D expense in the first nine months of 2010 totaled $456.5 million, or 12.0% of net sales, compared to $424.6 million, or 12.2% of net sales, for the first nine months of 2009. While 2010 R&D expense as a percent of net sales was flat compared to 2009, total R&D expense has continued to increase year over year, reflecting our continuing commitment to fund future long-term growth opportunities. We continue to balance delivering short-term results with our investments in long-term growth drivers.

Purchased in-process research and development (IPR&D) charges

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Purchased in-process research and development charges	$12,244	$—	$12,244	$—

During the third quarter of 2010, we recorded IPR&D charges of $12.2 million in conjunction with the purchase of cardiovascular-related intellectual property since the related technological feasibility had not yet been reached and such technology had no future alternative use.

Special charges

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Cost of sales special charges	$—	$6,061	$—	$6,061
Special charges	—	42,394	—	42,394
	$—	$48,455	$—	$48,455

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

Other income (expense), net

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Interest income	$785	$643	$1,507	$1,720
Interest expense	(14,714)	(14,855)	(50,299)	(27,425)
Other	2,818	(9,382)	(2,865)	(10,162)
Total other income (expense), net	$(11,111)	$(23,594)	$(51,657)	$(35,867)

The increase in interest expense during the first nine months of 2010 is the result of higher average debt interest rates and higher average outstanding debt balances (approximately $1.9 billion) compared to the average outstanding debt balances (approximately $1.4 billion) and interest rates during the first nine months of 2009. The change in other income (expense) during the third quarter of 2010 compared to the third quarter of 2009 was due to the recognition of a $4.9 million realized gain associated with the sale of an available-for-sale common stock investment. Additionally, during the third quarter of 2009, we recognized an $8.3 million investment impairment charge in other income (expense) upon determining that the fair value of a cost method investment was below its carrying value and that the impairment was other-than-temporary.

Income taxes

	Three Months Ended		Nine Months Ended
(as a percent of pre-tax income)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Effective tax rate	27.6%	23.6%	26.8%	25.9%

Our effective income tax rate was 27.6% and 23.6% for the third quarter of 2010 and 2009, respectively, and 26.8% and 25.9% for the first nine months of 2010 and 2009, respectively. Our effective tax rates for the third quarter and first nine months of 2010 do not include the impact of the Federal Research and Development tax credit (R&D tax credit), as the R&D tax credit expired at the end of 2009 and has not yet been enacted and extended. Because the R&D tax credit was not extended, our effective tax rates for both the third quarter and first nine months of 2010 were negatively impacted by 2.0 percentage points. Additionally, our effective tax rates were negatively impacted by 1.1 and 0.3 percentage points for the third quarter and first nine months of 2010, respectively, due to the $12.2 million nondeductible IPR&D charge recognized in the third quarter of 2010. Correspondingly, our 2009 effective tax rates for both the third quarter and first nine months of 2009 were favorably impacted by 2.9 and 0.6 percentage points, respectively, from special charges and an investment impairment charge recorded during the third quarter of 2009.

LIQUIDITY

We believe that our available borrowing capacity under our $1.0 billion long-term committed credit facility (Credit Facility) and related commercial paper program, existing cash balances and future cash generated from operations will be sufficient to fund the pending acquisition of AGA Medical, meet our working capital, capital investment and debt service requirements over the next twelve months and in the foreseeable future thereafter. Although we believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital should suitable investment opportunities arise, additional disruptions in the global financial markets may adversely impact the availability and cost of capital. As of October 2, 2010, we had $1.0 billion of available borrowing capacity under our Credit Facility and related commercial paper program.

At October 2, 2010, a portion of our cash and cash equivalents was held by our non-U.S. subsidiaries. These funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practical to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate funds held by our non-U.S. subsidiaries.

We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the quarter) increased from 89 days at January 2, 2010 to 93 days at October 2, 2010 due to normal seasonality impacts on our collection process. Our DIOH (ending net inventory divided by average daily cost of sales for the most recent six months) decreased from 184 days at January 2, 2010 to 183 days at October 2, 2010.

A summary of our cash flows from operating, investing and financing activities is provided in the following table (in thousands):

	Nine Months Ended
	October 2, 2010	October 3, 2009
Net cash provided by (used in):
Operating activities	$791,561	$553,377
Investing activities	(468,775)	(266,467)
Financing activities	133,677	366,497
Effect of currency exchange rate changes on cash and cash equivalents	2,224	8,431
Net increase in cash and cash equivalents	$458,687	$661,838

Operating Cash Flows

Cash provided by operating activities was $791.6 million during the first nine months of 2010 compared to $553.4 million during the first nine months of 2009, a 43% increase. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, accounts payable, accrued liabilities and income taxes payable.

Investing Cash Flows

Cash used in investing activities was $468.8 million during the first nine months of 2010 compared to $266.5 million during the same period last year. Investing cash flows can fluctuate from period to period due to the timing of when we choose to make business acquisitions and/or other strategic investments. Our purchases of property, plant and equipment, which totaled $226.3 million and $236.3 million in the first nine months of 2010 and 2009, respectively, primarily reflect our continued investment in our product growth platforms currently in place. Additionally, during 2010 we acquired LightLab Imaging for $92.2 million in net cash consideration, invested $60.0 million in CardioMEMS, Inc. (CardioMEMS) and made our final scheduled acquisition payment of $31.3 million for MediGuide, Inc. CardioMEMS is a privately-held company focused on the development of a wireless monitoring technology that can be placed directly into the pulmonary artery to assess cardiac performance via measurement of pulmonary artery pressure.

Financing Cash Flows

Cash provided by financing activities was $133.7 million during the first nine months of 2010 compared to $366.5 million of cash provided by financing activities during the first nine months of 2009. Our financing cash flows can fluctuate significantly depending upon our liquidity needs and the amount of stock option exercises. During the first nine months of 2010, we received net proceeds of $671.1 million from debt borrowings consisting of $450.0 million principal amount of 2.2% Senior Notes due 2013 (2013 Senior Notes), 10-year 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Yen and 7-year 1.58% unsecured notes in Japan (1.58% Yen Notes) totaling 8.1 billion Yen. The proceeds from these debt issuances were used to repay $655.7 million of outstanding debt borrowings consisting of a 3-year unsecured 2011 Term Loan ($432.0 million) and 1.02% Yen Notes (20.9 billion Yen). During the first nine months of 2009, we issued $1.2 billion of 2014 Senior Notes and 2019 Senior Notes, made borrowings of $180.0 million under a 3-year unsecured term loan and repaid all of our commercial paper borrowings (net $19.4 million) and outstanding borrowings of $500.0 million under our $1.0 billion long-term committed Credit Facility. Total net proceeds provided by borrowings made in the first nine months of 2009 were $760.0 million. Additionally, the Company repurchased $500.0 million of its common stock during the first nine months of 2009.

DEBT AND CREDIT FACILITIES

We have a long-term $1.0 billion committed Credit Facility used to support our commercial paper program and for general corporate purposes. Borrowings under this facility bear interest at the United States Prime Rate (Prime Rate) or the United States Dollar London InterBank Offered Rate (LIBOR) plus 0.235%, at our election. In the event over half of the Credit Facility is drawn upon, an additional five basis points is added to the elected Prime Rate or LIBOR rate. The interest rates are subject to adjustment in the event of a change in our credit ratings. There were no outstanding borrowings under the Credit Facility as of October 2, 2010 or January 2, 2010.

Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. As of October 2, 2010 and January 2, 2010, we had no outstanding commercial paper borrowings. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. We historically have only issued commercial paper up to the amount of our available borrowing capacity under the Credit Facility, as commercial paper has lower interest rates.

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

Concurrent with the issuance of the 2013 Senior Notes, we entered into a 3-year, $450.0 million notional amount interest rate swap that was designated as a fair value hedge of the changes in fair value of our 2013 Senior Notes. As of October 2, 2010, the fair value of the swap was a $17.7 million unrealized gain which was recorded in other assets on the condensed consolidated balance sheet with an offsetting fair value adjustment recorded as an increase to the carrying value of the debt. Refer to Note 14 of the Condensed Consolidated Financial Statements for additional information regarding the interest rate swap.

In April 2010, we issued 10-year, 2.04% Yen Notes totaling 12.8 billion Yen (the equivalent of $152.4 million at October 2, 2010) and 7-year, 1.58% Yen Notes totaling 8.1 billion Yen (the equivalent of $97.3 million at October 2, 2010). We used the net proceeds from these issuances to repay our 1.02% Yen Notes totaling 20.9 billion Yen. Interest payments on the 2.04% Yen Notes and 1.58% Yen Notes are required on a semi-annual basis and the principal amounts recorded on the balance sheet fluctuate based on the effects of foreign currency translation.

In December 2008, we entered into a 3-year, Yen-denominated unsecured term loan in Japan (Yen Term Loan). As of October 2, 2010, 6.5 billion Japanese Yen is outstanding (the equivalent of $77.7 million at October 2, 2010 and $70.7 million at January 2, 2010). We can initiate future borrowings up to the 8.0 billion Japanese Yen term loan amount. The borrowings bear interest at the Yen LIBOR plus 0.4%. Interest payments are required on a semi-annual basis and the entire principal balance is due in December 2011. The principal amount recorded on the balance sheet for the Yen Term Loan fluctuates based on the effects of foreign currency translation.

Our Credit Facility and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 60% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the Credit Facility, our senior notes and Yen Notes we also have certain limitations on how we conduct our business, including limitations on additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of October 2, 2010.

COMMITMENTS AND CONTINGENCIES

We have certain contingent commitments to acquire various businesses involved in the distribution of our products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of October 2, 2010, we could be required to pay approximately $86 million in future periods to satisfy such commitments. A description of our contractual obligations and other commitments is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2009 Annual Report on Form 10-K. As of October 2, 2010, the only significant change to our contractual obligations and other commitments as previously disclosed in our 2009 Annual Report on Form 10-K relates to our debt as a result of the issuance of our 2013 Senior Notes, 2.04% Yen Notes and 1.58% Yen Notes as well as our repayment of our 2011 Term Loan and 1.02% Yen Notes.

The following schedule presents a summary of our debt obligations as of October 2, 2010 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations reflected in the balance sheet:
Debt obligations (a)	$2,718,623	$114,514	$303,669	$1,318,580	$981,859

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
7.

Safety, performance or efficacy concerns about our products, many of which are expected to be implanted for many years, some of which may lead to recalls and/or advisories with the attendant expenses and declining sales.

8.

Declining industry-wide sales caused by product quality issues or recalls or advisories by our competitors that result in loss of physician and/or patient confidence in the safety, performance or efficacy of sophisticated medical devices in general and/or the types of medical devices recalled in particular.

9.

Changes in laws, regulations or administrative practices affecting government regulation of our products, such as FDA regulations, including those that decrease the probability or increase the time and/or expense of obtaining approval for products or impose additional burdens on the manufacture and sale of medical devices.

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

13.	Healthcare industry changes leading to demands for price concessions and/or limitations on, or the elimination of, our ability to sell in significant market segments.
14.	Adverse developments in investigations and governmental proceedings.
15.	Adverse developments in litigation, including product liability litigation, patent or other intellectual property litigation, qui tam litigation or shareholder litigation.
16.	Inability to successfully integrate the businesses that we have acquired in recent years and that we plan to acquire.
17.	Failure to successfully complete or unfavorable data from clinical trials for our products or new indications for our products and/or failure to successfully develop markets for such new indications.
18.	Changes in accounting rules that adversely affect the characterization of our results of operations, financial position or cash flows.
19.	The disruptions in the financial markets and the economic downturn that adversely impact the availability and cost of credit and customer purchasing and payment patterns.
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

Item 4.       CONTROLS AND PROCEDURES

As of October 2, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2010.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

Our product liability insurers may refuse to cover certain losses on the grounds that such losses are outside the scope of our product liability insurance policies.

One of our prior product liability insurers has filed a suit seeking a court order declaring that it is not required to provide coverage for some of the costs we have incurred or may incur in the future in the Silzone® litigation described above. This insurer, as well as other insurers from whom it had purchased product liability insurance, may deny coverage of these and other past and/or future losses relating to our products on the grounds that such losses are outside the scope of coverage of those previously-issued insurance policies. To the extent that we suffer losses that are outside of the scope or range of coverage of those previously-issued product liability insurance policies, those losses may have a material adverse effect on our consolidated earnings, financial position and cash flows.

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

The medical device industry is the subject of numerous governmental investigations into marketing and other business practices. These investigations could result in the commencement of civil and/or criminal proceedings, substantial fines, penalties and/or administrative remedies, divert the attention of St. Jude Medical’s management and have an adverse effect on its financial condition and results of operations.

We are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities have been increasing their scrutiny of our industry. We have received subpoenas and other requests for information from state and federal governmental agencies, including, among others, the U.S. Department of Justice and the Office of Inspector General of the Department of Health and Human Services. These investigations relate primarily to financial arrangements with health care providers, regulatory compliance and product promotional practices. We are cooperating with these investigations and responding to these requests.

In October 2005, the U.S. Department of Justice, acting through the U.S. Attorney’s office in Boston, commenced an industry-wide investigation into whether the provision of payments and/or services by makers of ICDs and bradycardia pacemaker systems (pacemakers) to doctors or other persons constitutes improper inducements under the federal health care program anti-kickback law. As part of this investigation, we have received three subpoenas from the government requesting documents regarding our practices related to ICDs, pacemakers, lead systems and related products marketed by our CRM operating segment. We have cooperated with the investigation and produced documents and witnesses as requested. In January 2010, the U.S. District Court for the District of Massachusetts unsealed a qui tam action (private individual bringing suit on behalf of the U.S. Government) filed by a former employee containing allegations relating to the issues covered by the subpoenas. Although in December 2009, the U.S. Department of Justice had declined to intervene in this qui tam suit, the U.S. Department of Justice filed a motion in August 2010 to intervene. The Court granted the U.S. Department of Justice’s motion, without prejudice to us, and also directed the U.S. Department of Justice to file its complaint by August 31, 2010. The U.S. Department of Justice has indicated that it intends only to pursue alleged claims related to four post-market studies conducted by us primarily in 2004-2006. The Court also ruled that we may file an objection to the August 2010 U.S. Department of Justice intervention and argue that the U.S. Department of Justice has not established good cause to intervene. The Court vacated the deadline for the U.S. Department of Justice to file its complaint, and scheduled the case for a status hearing on November 29, 2010.

Additionally, in December 2008, the U.S. Attorney’s Office in Boston delivered a subpoena issued by the OIG requesting the production of documents relating to implantable cardiac rhythm device and pacemaker warranty claims.

In March 2010, we received a Civil Investigative Demand (CID) from the Civil Division of the U.S. Department of Justice. The CID requests documents and sets forth interrogatories related to communications by and within our company on various indications for ICDs and a National Coverage Decision issued by Centers for Medicare and Medicaid Services. Similar requests were made of our major competitors.

We are fully cooperating with these investigations and are responding to these requests. However, we cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on the company. An adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties and/or administrative remedies, including exclusion from government reimbursement programs. In addition, resolution of any of these matters could involve the imposition of additional and costly compliance obligations. Finally, if these investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of its business and impose significant administrative burdens on it. These potential consequences, as well as any adverse outcome from these investigations or other investigations initiated by the government at any time, could have a material adverse effect on our financial condition and results of operations.

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

101

Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended October 2, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

November 9, 2010	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER
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

101

Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended October 2, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements.*

#	Filed as an exhibit to this Quarterly Report on Form 10-Q.
*	Furnished herewith.