Form 10-K
period 2011-01-01
ST JUDE MEDICAL INC
filed 2011-03-02
CIK 203077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐           No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $11.6 billion at July 2, 2010 (the last trading day of the registrant’s most recently completed second fiscal quarter), when the closing sale price of such stock, as reported on the New York Stock Exchange, was $35.48 per share.

The registrant had 325,522,150 shares of its $0.10 par value Common Stock outstanding as of February 23, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Shareholders for the fiscal year ended January 1, 2011, are incorporated by reference into Parts I and II. Portions of the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1. BUSINESS

General
St. Jude Medical, Inc. develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management, cardiology and cardiac surgery and atrial fibrillation therapy areas and neurostimulation medical devices for the management of chronic pain. Our four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF) and Neuromodulation (NMD). Our CV operating segment focuses on both the cardiology and cardiac surgery therapy areas. Our principal products in each operating segment are as follows: CRM –tachycardia implantable cardioverter defibrillator systems (ICDs) and bradycardia pacemaker systems (pacemakers); CV – vascular closure devices, heart valve replacement and repair products, pressure measurement guidewires, coronary imaging technology and structural heart defect and vascular abnormality devices; AF – electrophysiology (EP) introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems; and NMD – neurostimulation devices. References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us,” and “our” are to St. Jude Medical, Inc. and its subsidiaries.

We market and sell our products through both a direct sales force and independent distributors. The principal geographic markets for our products are the United States, Europe, Japan and Asia Pacific. St. Jude Medical was incorporated in Minnesota in 1976.

We aggregate our four operating segments into two reportable segments based primarily upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Our performance by reportable segment is included in Note 14 of the Consolidated Financial Statements in the Financial Report included in our 2010 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

We utilize a 52/53-week fiscal year ending on the Saturday nearest December 31st. Fiscal year 2010 and 2009 consisted of 52 weeks and ended on January 1, 2011 and January 2, 2010, respectively. Fiscal year 2008 consisted of 53 weeks and ended on January 3, 2009 with the additional week reflected in our fourth quarter 2008 results.

The table below shows net sales and percentage of total net sales contributed by each of our four operating segments for fiscal years 2010, 2009 and 2008:

Net Sales (in thousands)	2010	2009	2008
Cardiac Rhythm Management	$3,039,953	$2,769,034	$2,701,463
Cardiovascular	1,036,683	953,620	862,136
Atrial Fibrillation	707,873	627,853	545,512
Neuromodulation	380,262	330,766	254,140
	$5,164,771	$4,681,273	$4,363,251

Percentage of Total Net Sales	2010	2009	2008
Cardiac Rhythm Management	58.9%	59.1%	61.9%
Cardiovascular	20.1%	20.4%	19.8%
Atrial Fibrillation	13.7%	13.4%	12.5%
Neuromodulation	7.3%	7.1%	5.8%

In March 2010, significant U.S. healthcare reform legislation was enacted into law. As a U.S. headquartered company with significant sales in the United States, this health care reform legislation will materially impact us. Certain provisions of the legislation are not effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the legislation. The legislation does levy a 2.3% excise tax on all U.S. medical device sales beginning in 2013. This is a significant new tax that will materially and adversely affect our business and results of operations. The legislation also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what impacts these provisions will have on patient access to new technologies. The Medicare provisions also include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the provisions include a reduction in the annual rate of inflation for hospitals starting in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

Principal Products
Cardiac Rhythm Management: CRM focuses on the research, development and manufacture of products for cardiac arrhythmias, or irregular heartbeats. In 2010, we continued to expand our product pipeline with innovative technologies, including ICDs that provide life-saving therapy to patients suffering from lethal heart conditions, such as sudden cardiac arrest; cardiac resynchronization therapy (CRT) devices to save and improve the lives of patients suffering from heart failure (HF); pacemakers to help people whose hearts beat too slowly or who suffer from other debilitating cardiac arrhythmias; and leads (wires that connect our devices to the heart) to carry electrical impulses to the heart and provide information to the device from the heart. CRM also develops and markets programmers and remote monitoring equipment that are used by physicians and healthcare professionals to program and analyze data from our devices for the management of their patients.

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

In 2010, we received approval (U.S. Food and Drug Administration (FDA) approval in May 2010 and European CE Mark approval in January 2010) of our Unify™ CRT-D and Fortify™ ICD devices that are significantly smaller in size than previous devices, offer improved longevity and provide high energy electrical impulse capability for life saving therapy when needed. In addition, they provide new enhancements intended to reduce the chance for inappropriate shocks to be delivered to the patient. Unify™ CRT-D and Fortify™ ICD devices are also available with the new DF4 connector standard that allows a single defibrillation lead connection between an ICD or CRT-D device and the heart, reducing the procedure time and volume of leads implanted in the chest cavity.

During 2010 we also launched our Promote™ Quadra CRT-D device (European CE Mark approval in April 2010) and the Quartet™ LV (left ventricular) Lead (European CE Mark approval in September 2009). These products represent a quadripolar pacing system with the benefit of four different LV lead electrodes and up to ten pacing options to allow physicians the ability to address pacing complications without the need to surgically reposition a lead.

Our Current Accel™ and Promote Accel™ devices (FDA approval in February 2010 and European CE Mark approval in March 2009) are designed to adjust settings automatically to further enhance patient safety and minimize scheduled patient follow-ups. In addition, the AnalyST Accel™ (European CE Mark approval in March 2009) and Fortify™ ST (European CE Mark approval in January 2010) devices represent our second and third generation ICD devices capable of continuously monitoring the electrical charges between heartbeats, providing physicians insight into clinical events to help improve patient management.

The St. Jude Medical QuickOpt™ Timing Cycle Optimization technology (FDA approval in July 2006) provides for automatic optimized ventricle to ventricle (V-V) and atria to ventricle (A-V) timing in all St. Jude Medical CRT-Ds and dual-chamber ICDs.

Our ICDs are used with the single- and dual-shock electrode transvenous defibrillation leads. Our latest ICD lead offerings include the Durata™ SJ4 (FDA approval in April 2009) and Durata™ high voltage lead (FDA approval in January 2008), which features a soft silicone tip and curved right-ventricular (RV) coil designed to further improve implant performance. The Durata™ leads, along with the Riata® ST Optim™ leads (FDA approval in July 2006), are small-diameter ICD leads and feature our exclusive Optim™ insulation material that combines the durability of polyurethane and the softness of silicone. Optim™ insulation has demonstrated a statistically significant reduction in the incidence of insulation abrasion when compared to our previous silicone insulated leads. Optim™ insulation material was designed specifically for high- and low-voltage cardiac pacing leads. We now have Optim™ insulation available in all of our lead segments and have phased out our older silicone insulated leads in favor of the improved reliability of Optim™ based leads.

In December 2007, we released the QuickFlex™ family of LV leads in the United States and Europe. We also received approval for our smaller diameter lead QuickFlex µ (micro) LV lead (FDA approval in May 2010 and European CE Mark approval in September 2008). Additionally, we received approval for our CPS Aim® SL (FDA approval in July 2009 and European CE Mark in April 2009) and CPS Direct™ SL (FDA approval in August 2009 and European CE Mark approval in September 2009) next generation slittable LV lead delivery tools designed to offer safer, more efficient implantation procedures and therapy delivery for patients with heart failure. We also provide additional tools for placement of LV leads that include the CPS Luminary™, CPS Duo™, CPS Courier™ guidewires and the CPS Venture™ wire control catheter.

Our pacemakers treat patients with hearts that beat too slowly, a condition known as bradycardia. Similar to ICDs, pacemakers are typically implanted pectorally, monitor the heart’s rate and, when necessary, deliver low-voltage electrical impulses that stimulate an appropriate heartbeat. Single-chamber pacemakers sense and stimulate only one chamber of the heart (atrium or ventricle), while dual-chamber devices can sense and pace both the upper atrium and lower ventricle chambers. Biventricular pacemakers can sense and pace in three chambers (atrium and both ventricle chambers).

In 2009, we received approval (FDA approval in July 2009 and European CE Mark approval in April 2009) of our Accent™ (radio frequency) RF pacemaker and Anthem™ RF CRT-P (cardiac resynchronization therapy pacemaker). The Accent™ and Anthem™ product family features RF telemetry that enables secure, wireless communication between the implanted device and the programmer used by the clinician, utilizing wireless telemetry from implant through follow-up, allowing for more efficient and convenient care and device management.

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

Our ADx™ family of devices received FDA approval in May 2003 and European CE Mark approval in August 2003. The Identity® ADx family models maintain the therapeutic features of previous St. Jude Medical pacemakers, including the AF Suppression™ algorithm and the Beat-by-Beat™ AutoCapture™ Pacing System. This family offers atrial tachycardia and atrial fibrillation arrhythmia diagnostics. These features are designed to help physicians better manage pacemaker patients suffering from atrial fibrillation— the world’s most common cardiac arrhythmia. We also offer the Microny® II SR+ and Microny® K. These small-sized pacemakers are available worldwide. Another pacemaker, the Regency®, is offered outside of the United States.

Our current pacing leads include the Optisense™ Optim, Optisense™, Tendril® STS, Tendril® ST Optim, Tendril ST and Tendril® SDX lead families and the IsoFlex® Optim, IsoFlex® S, IsoFlex P and Passive Plus® DX passive-fixation lead families, all available worldwide. All of these lead families feature steroid elution, which helps suppress the body’s inflammatory response to a foreign object. Our Optisense™ leads offer an electrode spacing technology that has been clinically proven to significantly reduce far-field over-sensing and inappropriate mode switching.

Our CRM devices interact with an external device referred to as a programmer. A programmer has two general functions. First, a programmer is used at the time of implant to establish the initial therapeutic settings of these devices as determined by the physician. A programmer is also used for patient follow-up visits, which usually occur every three to twelve months based on patient need, to download stored diagnostic information from the implanted device for physicians to verify appropriate therapeutic settings. Since the introduction of programmable pacemakers, all pacemaker manufacturers, including St. Jude Medical, have retained title to their programmers, which are used by their field sales force or by physicians and nurses or technicians.

In April 2006, we received FDA approval for the first software module of our Merlin™ Patient Care System, a universal programmer for St. Jude Medical ICDs and pacemakers. Merlin™ Patient Care System features a larger display, built-in full-size printer, touch screen and advanced new user interface. The programmer is a result of detailed customer research activities to optimize ease of use and to set new standards for efficient and effective in-clinic follow-up. This programmer has had several software updates since release to extend capabilities and support new products and markets. In 2008, the programmer was updated to include Japanese and Mandarin Chinese language support. In 2010, we introduced a new Pacing Systems Analyzer (PSA) that integrates into the Merlin programmer to allow for quick and easy testing of the leads during device implant.

In addition to the programmer, physicians can monitor implanted devices and patient status using the Merlin.netTM Patient Care Network. The latest version of this system (v4.6) was approved by the FDA in July 2010 and received European CE Mark approval in June 2010. This system allows patients to use their home transmitters to send data stored in devices to an internet site for retrieval by their physician through standard analog or DSL telephone lines. Physicians can better manage their increased number of ICD and pacemaker patients by conducting remote follow-up sessions and using alerts of clinically important events, thereby increasing efficiency and reducing risks for the patient. Additionally, patient flexibility is enhanced by the reduction in the number of office visits required and the ability to have a physician quickly interrogate device data whenever symptoms warrant.

In 2008, we launched the Merlin@home line of RF transmitters (FDA approval in July 2008 and European CE Mark approval in September 2008). The RF technology enables daily monitoring and scheduled remote follow-ups to occur in the patient’s home without any required activity by the patient after the unit has been installed. Additionally, in November 2008 we received FDA and European CE Mark approval for a version of Merlin@home that utilizes an adaptor to transmit data over the cellular phone network for patients that may be traveling or unable to access a phone line.

Cardiovascular: Our Cardiovascular division focuses on cardiology, cardiac surgery and structural heart therapy areas. We offer both mechanical and tissue replacement heart valves as well as heart valve repair products. Additionally, we offer specialized disposable interventional devices, including vascular closure devices, compression assist devices, percutaneous catheter introducers, diagnostic guidewires (including guidewires providing physiological lesion assessment) and temporary bipolar pacing catheters as well as diagnostic coronary imaging technology.

Heart valve replacement or repair may be necessary because the native heart valve has deteriorated due to congenital defects or disease. Heart valves facilitate blood flow from the chambers of the heart throughout the entire body. St. Jude Medical® mechanical heart valves have been implanted in over 1.8 million patients worldwide. The SJM Regent® mechanical heart valve received European CE Mark approval in December 1999 and received FDA approval for U.S. market release in March 2002. We market both the Epic™ and Biocor® stented tissue heart valves. The Epic™ stented tissue valve is identical in design to the Biocor® stented tissue valve but also incorporates an anti-calcification treatment, designed to protect against tissue mineralization or hardening. In 2009, we successfully completed U.S. enrollment of our Trifecta™ stented tissue heart valve United States Investigational Device Exemption (IDE) clinical trial.

In March of 2010, we announced that we had received European CE Mark approval for the Trifecta™ valve, marking the Company’s launch into the market for pericardial aortic stented tissue valves. The Trifecta tissue valve is used to replace a patient’s diseased, damaged or malfunctioning aortic heart valve, which controls blood flow from the heart to the rest of the body. The next-generation tissue valve has a tri-leaflet stented pericardial design which offers excellent hemodynamic performance, or nearly unobstructed blood flow, in order to mimic as closely as possible the flow of a natural, healthy heart. The unique valve design includes leaflets manufactured from pericardial tissue attached to the exterior of the valve stent which open more fully and efficiently to perform like a natural heart valve.

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

In September 2010, the national co-principal investigators for our transcatheter aortic valve implantation (TAVI) clinical trial were announced. The TAVI study will evaluate the safety and efficacy of our transcatheter aortic valve for patients who experience severe aortic stenosis and who may be at an elevated risk for open-heart surgery. Our transcatheter heart valve is designed to increase physicians’ control and accuracy during valve deployment. Two delivery methods for our transcatheter valve will be evaluated in the trial – the transfemoral and the transapical systems, which are both designed to make transcatheter valve deployment and retrieval easier for physicians.

We offer a full portfolio of access and closure devices for interventionalists. Our vascular closure devices are used to close radial and femoral artery puncture sites following percutaneous coronary interventions, diagnostic procedures and certain peripheral procedures. Active or passive (manual) compression is utilized to assist in closing artery puncture sites. Our active closure devices include our Angio-Seal™ product offering. Most recently, we launched the Angio-SealTM Evolution vascular closure system in the United States and most international geographies. In addition to the performance and ease of use benefits offered from prior versions of Angio-SealTM, Angio-SealTM Evolution features automated collagen compaction – thus making it easier for the clinician to ensure immediate arterial hemostasis and rapid deployment of the device. Prior versions of Angio-Seal™, Angio-SealTM VIP and Angio-SealTM STS Plus continue to generate revenue in our active closure product offering.

We estimate that manual compression is utilized as the primary method to obtain hemostasis in approximately two-thirds of all vascular closure cases. As a result of our 2008 Radi Medical Systems AB (Radi Medical Systems) acquisition, we now have compression assist device product offerings, expanding our market presence and addressing the vascular closure preferences of all physicians. Our compression assist device offerings include both the RadiStop® and FemoStop® compression systems that arrest bleeding of the radial and femoral arteries, respectively. External compression devices are often used to maintain pressure on the arteriotomy in order to facilitate hemostasis.

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

In coronary disease diagnosis and intervention, an emerging treatment model involves the use of tools for physiologic lesion assessment rather than sole reliance on contrast-enhanced angiography. In this treatment model, blood flow through a stenotic coronary lesion is measured with a special purpose coronary guidewire containing a pressure sensor. We now market PressureWire® Certus, which provides precise measurements of intravascular pressure during a cardiovascular procedure and helps aid physicians in determining the most beneficial lesions to treat. At the October 2009 Transcatheter Cardiovascular Therapeutics conference, two-year results from the pivotal Fractional flow reserve versus Angiography in Multivessel Evaluation (FAME) study were presented which demonstrated continued reductions in mortality, morbidity, stent utilization and procedural cost when PressureWire® Certus was employed to guide the physician decision-making process. PressureWire® Certus has regulatory approval in the United States, Europe and Japan. We also market PressureWire® Aeris in Europe and the United States. Aeris is a guidewire that transmits a pressure signal wirelessly, allowing FFR measurements to be performed quickly and easily.

In May 2010, the first patient was enrolled in the FAME II (Fractional Flow Reserve (FFR)-Guided Percutaneous Coronary Intervention Plus Optimal Medical Treatment vs. Optimal Medical Treatment Alone in Patients with Stable Coronary Artery Disease) trial. The objective of the FAME II trial is to study the role of FFR in the treatment of stable coronary artery disease by comparing the clinical outcomes, safety and cost effectiveness of percutaneous coronary intervention (PCI) guided by FFR plus optimal medical treatment (OMT) to OMT alone.

In July 2010, we acquired LightLab Imaging, Inc. (LightLab Imaging). LightLab Imaging develops, manufactures and markets Optical Coherence Tomography (OCT) for coronary imaging applications. OCT is a high resolution diagnostic coronary imaging technology that complements the FFR technology acquired in our Radi Medical Systems acquisition in December 2008. The combination of both OCT and FFR technology will provide physicians with comprehensive lesion assessment information; FFR provides physiological data to help physicians determine which lesions to treat and OCT provides anatomical images to help guide stent selection and deployment as well as provide post-stenting information to ensure the procedure was successful. The acquisition of OCT technology accelerates the expansion of our cardiovascular growth platform by providing us with a comprehensive product offering and allows us to compete in and potentially expand the intravascular imaging market.

In November 2010, we acquired AGA Medical Holdings, Inc. (AGA Medical). The AGA Medical acquisition will expand our current cardiovascular product portfolio and future product pipeline to treat structural heart defects and vascular abnormalities through minimally invasive transcatheter treatments. AGA Medical’s AMPLATZER® device platform includes occlusion devices that close or seal structural defects found in a patient’s heart and vascular plugs that reduce or eliminate blood flow to abnormal blood vessels outside of a patient’s heart by rerouting blood to different blood vessels. The acquisition of AGA Medical complements our current cardiovascular product line, significantly strengthening our position in the structural heart market as we now have programs across all major categories that include structural heart defects, left atrial appendage occlusion, transcatheter aortic valve implantation and percutaneous mitral valve repair.

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

Our access products enable clinicians to facilitate the percutaneous delivery of diagnostic and ablation catheters to areas of the heart where arrhythmias occur. These products include, among others, our Swartz™ and Swartz™ Braided Transseptal fixed-curve introducers, which are designed to guide catheters to precise locations in the right and left atria. In addition, our Agilis™ NxT Steerable Introducer (FDA approval in July 2006) enables flexible mobility and stability of catheters in the heart while reducing the outside diameter of the introducer. We also offer the Agilis™ EPI Steerable Introducer (FDA approval in April 2009) which is designed to facilitate the catheter delivery epicardially, or outside the chambers of the heart.

For diagnosing arrhythmias percutaneously, we offer a portfolio of fixed-curve and steerable catheters. Our Response™, Supreme™ and Inquiry™ fixed curve catheters gather electrical information from the heart that indicates what may be causing an arrhythmia and/or the location of its source. Our steerable product lines include Livewire™ and Reflexion™, which allow clinicians to move the catheter tip in precise movements in order to diagnose the more anatomically challenging areas within the heart. Our Reflexion™ Spiral (FDA approval in October 2006) and Inquiry™ Optima™ PLUS (FDA approval in March 2006) are circular mapping catheters that enable the physician to check for electrical isolation of the pulmonary vein openings during an AF ablation procedure. The Reflexion HD™ (FDA approval in January 2009) is a high-density, circular mapping catheter that is designed to leverage the mapping capabilities of the EnSite™ System to create accurate high-density geometries and detailed electrical maps. In addition, our EnSite Array™ non-contact mapping catheter works with the EnSite® System and EnSite Velocity™ System, enabling physicians to quickly map complex and unstable arrhythmias in a single heartbeat without touching the walls of the patient’s heart.

In 2008, we also entered the market for implantable cardiac monitors with the release of our Confirm™ device (FDA approval and European CE Mark approval in September 2008). This small implantable device is designed to help physicians monitor for abnormal cardiac conditions.

In July 2008, we acquired EP MedSystems, Inc. (EP MedSystems), broadening our portfolio of diagnostic products with the addition of the EP–WorkMate® recording system, EP-4™ Cardiac Stimulator, and the ViewFlex® range of ultrasound products. The EP–WorkMate® recording system is used to monitor electrical activity of the heart via intracardiac catheters and features our new ClearWave technology for high fidelity signals and an integrated stimulator. The ultrasound product line consists of either the ViewMate™ II or the ViewMate™ Z Intracardiac Ultrasound System and the ViewFlex® PLUS Intracardiac Echocardiography (ICE) catheter. This ultrasound system provides intracardiac ultrasound imaging to help provide more detail about the cardiac anatomy and guide therapy delivery.

Our EnSite® Velocity System is a mapping and navigation system that, when used in conjunction with the EnSite® Array™ non-contact mapping catheter or EnSite NavX™ navigation and visualization technology, creates three-dimensional (3D) cardiac models, shows catheters moving within those models, and allows physicians to map and visualize electrical activity in the heart. The EnSite Velocity™ System, which was introduced in 2009, provides a more streamlined workflow for the procedure and offers an intuitive user interface. There are also several important new capabilities in the EnSite Velocity™ System. The OneMap™ Tool helps create detailed chamber models more quickly with more information and the RealReview™ function allows the user to view live and pre-recorded cardiac models and electrical maps simultaneously. In 2010, we introduced two new modules for the EnSite Velocity™ System, the EnSite Derexi™ module and the EnSite Courier™ module. The EnSite Derexi™ module facilitates the exchange of information between the EnSite Velocity™ System and the EP–WorkMate® recording system improving efficiency and procedural workflow. The EnSite Courier™ module imports cardiac information from the hospital’s Picture Archiving and Storage (PACS) network.

In December 2008, we acquired MediGuide, Inc. (MediGuide), a development-stage company that had been focused on developing its medical positioning system technology for localization and tracking capability for interventional medical devices. In both 2009 and 2010, we have focused our development efforts on integrating the MediGuide technology with our diagnostic and ablation catheters and our EnSite VelocityTM platform.

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

In addition to the standard (non-irrigated) tip ablation catheters, we also offer the open-irrigated tip Therapy™ Cool Path™ ablation catheter. The Therapy™ Cool Path™ catheter features holes at the tip of the catheter that allow infused saline to circulate around the tip during therapy delivery. The ability to infuse saline allows the tip to be cooled and lessens the potential for char or thrombus to form during ablation. The Therapy™ Cool Path™ Duo (European CE Mark approval in October 2007) is an irrigated tip ablation catheter that features 12 infusion ports that allow for more uniform cooling of the ablation tip. The Therapy™ Cool Flex™ irrigated ablation catheter (European CE Mark approval in June 2010) is a fully-irrigated, flexible tip ablation catheter that features a laser cut tip allowing it to bend and conform to the cardiac anatomy and provides for more fluid to be infused around the entire catheter tip electrode. In addition, we introduced the complementary EnSite Contact™ Technology in 2010 (European CE Mark approval in June 2010). The EnSite Contact™ Technology is a diagnostic system of ablation catheters, a hardware module, and specially designed software that measures, analyzes and displays electrical coupling to determine the level of contact the ablation catheter tip has with endocardial tissue during cardiac ablation therapy procedures. Information regarding the catheter tip to tissue contact is displayed on the EnSite Velocity™ System screen.

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

We offer a wide array of neurostimulation systems including rechargeable implantable pulse generators (IPGs), primary cell IPGs and RF powered systems. We currently market three neurostimulation product platforms worldwide: the Eon™ IPG family, which include rechargeable and primary cell battery models, Genesis™ primary cell IPG systems and Renew™ RF systems.

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

The Genesis™ family of IPGs offers a high battery capacity-to-size ratio and flexibility in addressing diverse pain patterns. The GenesisXP™ IPG system offers a greater battery capacity, resulting in enhanced longevity and/or additional power to treat more complex pain. Conventional IPGs, such as Genesis™ and GenesisXP™, are well-suited for patients with relatively simple pain or modest power requirements and for patients who would have difficulty managing a rechargeable system or a RF system.

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

Our systems are programmed with our Rapid Programmer™ platform. This system enables clinicians to efficiently test patients intra-operatively and program patients post-operatively. The Rapid Programmer™ is a palm-sized programmer that features a touch screen interface clinicians can navigate to create multiple programs customized for the patient. Using the foundation of our Dynamic MultiStim™ technology for real time adjustments of multiple pain areas simultaneously, we added MultiSteering™ at the end of 2009 (FDA approval in 2009). This simplifies the programming of complex multi-focal pain by using an optimized current steering algorithm that is designed for more thorough and efficient programming sessions.

The neurostimulation market continues to develop. Deep brain stimulation (DBS) for motor disorders (e.g. Parkinson’s disease and essential tremor) continues to grow and potential new indications, such as DBS for depression and obesity and occipital stimulation for migraine, continue to be investigated. In early 2009 we began a limited release in Europe of the Libra™ and LibraXP™ DBS systems for treating the symptoms of Parkinson’s disease, a neurological disorder that progressively diminishes a person’s control over his or her movements and speech. The Brio™ IPG, a small, long lasting rechargeable DBS device, and the Guardian™ burr hole cap were introduced to the European market for the treatment of Parkinson’s disease in 2009. These systems in Europe are our first approved products in the DBS market (European CE Mark approval in 2009).

We have completed enrollment of the U.S. Parkinson’s Disease and Migraine Headache pivotal trials and continue to collect followup data. Additionally, we continue to enroll patients in two other pivotal trials to investigate the safety and efficacy of the Libra™ DBS system for essential tremor and depression in patients for whom current available treatments are not effective. The BROADEN™ (BROdmann Area 25 Deep brain Neuromodulation) depression study is currently enrolling at a limited number of sites. Other potential indications are in various stages of evaluation, regulatory review and trial.

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

We are one of the three principal manufacturers and suppliers in the global CRM market. Our primary competitors in this market are Medtronic, Inc. (Medtronic) and Boston Scientific Corporation (Boston Scientific). These two competitors generate more revenue than us and have invested substantial amounts in CRM research and development (R&D). These markets are highly competitive and rapid technological change is expected to continue, requiring us to invest heavily in R&D and to effectively market our products.

The cardiovascular market is also highly competitive with numerous competitors. The majority of our sales are generated from our vascular closure devices and heart valve replacement and repair products. We continue to hold the number one market position in the vascular closure device market; however, the market for vascular closure devices is highly competitive and there are several companies in addition to St. Jude Medical that manufacture and market these products worldwide. Our primary vascular closure device competitor is Abbott Laboratories. Additionally, we anticipate other large companies will enter this market in the coming years, which will increase competition. The cardiovascular market also includes cardiac surgery products such as mechanical heart valves, tissue heart valves and valve repair products, which are also highly competitive. We are the world’s leading manufacturer and supplier in the mechanical heart valve market. Our principal competitors in the mechanical heart valve market are Sorin CarboMedics, Medtronic and several smaller manufacturers. In the tissue heart valve market, we compete against two principal tissue heart valve manufacturers – Edwards Lifesciences Corporation (Edwards Lifesciences) and Medtronic – as well as many other smaller manufacturers. Cardiac surgery therapies continue to shift from mechanical heart valves to tissue valves and repair products. Other competitors such as Edwards Lifesciences manufacture transcatheter heart valves that are marketed to patients who may be too frail for traditional heart valve surgery. The structural heart defect and vascular disease market has relatively few competitors and high barriers to entry due to the intellectual property and clinical and regulatory processes required for product approval. Our primary structural heart defect and vascular disease market competitors include W.L. Gore & Associaties, Boston Scientific, NMT Medical, Inc. and Volcano Corporation.

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

While we believe design, development, regulatory and marketing aspects of the medical device business represent the principal barriers to entry, we also recognize that our patents and license rights may make it more difficult for competitors to market products similar to those we produce. We can give no assurance that any of our patent rights, whether issued, subject to license or in process, will not be circumvented or invalidated. Furthermore, there are numerous existing and pending patents on medical products and biomaterials. There can be no assurance that our existing or planned products do not or will not infringe such rights or that others will not claim such infringement. No assurance can be given that we will be able to prevent competitors from challenging our patents or entering markets we currently serve.

Research and Development
We are focused on the development of new products and on improvements to existing products. R&D expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of certain new products and processes and to maintain the highest quality standards with respect to our existing products. Our R&D expenses were $631.1 million (12.2% of net sales) in 2010, $559.8 million (12.0% of net sales) in 2009 and $531.8 million (12.2% of net sales) in 2008. Although our R&D expenses have remained flat as a percent of net sales in recent years, total R&D expense continues to increase each year, reflecting our continuing commitment to fund future long-term growth opportunities. We also recognized $12.2 million, $5.8 million and $319.4 million of purchased in-process research and development expense in 2010, 2009 and 2008, respectively, in connection with the purchase of certain intellectual property assets in 2010 and 2009 and acquisitions completed in 2008.

Acquisitions
In addition to generating growth internally through our own R&D activities, we also make strategic acquisitions and investments to access new technologies and therapy areas. We expect to continue to make acquisitions and investments in future periods to strengthen our business.

On November 18, 2010, we completed our acquisition of AGA Medical acquiring all of its outstanding shares for $20.80 per share in a cash and stock transaction valued at $1.1 billion (which consisted of $549.4 million in net cash consideration and 13.6 million shares of St. Jude Medical common stock). The transaction was consummated through an exchange offer followed by a merger. AGA Medical had been publically traded on the NASDAQ Global Select Stock Market under the ticker symbol AGAM. The AGA Medical acquisition expands our current cardiovascular product portfolio and future product pipeline to treat structural heart defects and vascular abnormalities through minimally invasive transcatheter treatments. AGA Medical is based in Plymouth, Minnesota and has become part of our Cardiovascular division.

On July 6, 2010, we completed our acquisition of LightLab Imaging for $92.8 million in net cash consideration. LightLab Imaging is based in Westford, Massachusetts and develops, manufactures and markets OCT for coronary imaging applications. The LightLab Imaging acquisition expands our current product portfolio and currently complements the FFR technology acquired as part of our Radi Medical Systems acquisition in December 2008. LightLab Imaging has become part of our Cardiovascular division.

On December 22, 2008, we completed the acquisition of MediGuide for $285.2 million in net consideration. MediGuide was a development-stage company based in Haifa, Israel and was focused on developing its Medical Positioning System (gMPSTM) technology for localization and tracking capability for interventional medical devices. We plan to expend additional research and development efforts to achieve technological feasibility for this technology. MediGuide has become part of our Atrial Fibrillation division.

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

On July 3, 2008, we completed the acquisition of EP MedSystems, for $95.7 million (consisting of $59.0 million in net cash consideration and direct acquisition costs and 0.9 million shares of St. Jude Medical common stock). EP MedSystems had been publicly traded on the NASDAQ Capital Market under the ticker symbol EPMD. EP MedSystems was based in West Berlin, New Jersey and developed, manufactured and marketed medical devices for the electrophysiology market which are used for visualization, diagnosis and treatment of heart rhythm disorders. We acquired EP MedSystems to strengthen our portfolio of products used to treat heart rhythm disorders. EP MedSystems has become part of our Atrial Fibrillation division.

Minority Investment
During 2010, we made an equity investment of $60.0 million in CardioMEMS, Inc. (CardioMEMS), a privately-held company that is focused on the development of a wireless monitoring technology that can be placed directly into the pulmonary artery to assess cardiac performance via measurement of pulmonary artery pressure. The investment agreement resulted in a 19% ownership interest and provided us with the exclusive right, but not the obligation, to acquire CardioMEMS for an additional payment of $375 million during the period that extends through the completion of certain commercialization milestones.

Marketing and Distribution
Our products are sold in more than 100 countries throughout the world. No distributor organization or single customer accounted for more than 10% of 2010, 2009 or 2008 consolidated net sales.

In the United States, we sell directly to healthcare providers primarily through a direct sales force. In Europe, we have direct sales organizations selling in 24 countries. In Japan, we sell directly to healthcare providers through a direct sales force and we also continue to use longstanding independent distributor relationships. In Asia Pacific, we have direct sales organizations selling in seven countries, and we also utilize independent distributors. Throughout the rest of the world, we use a combination of independent distributors and direct sales forces.

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

International Operations
Our net sales and long-lived assets by significant geographic areas are presented in Note 14 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2010 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

Our international business is subject to special risks such as: foreign currency exchange controls and fluctuations; the imposition of or increase in import or export duties, surtaxes, tariffs or customs duties; the imposition of import or export quotas or other trade restrictions; foreign tax laws and increased costs associated with overlapping tax structures; longer accounts receivable cycles; and other international regulatory, economic, legal and political problems. Such risks are further described in Item 1A, Risk Factors of this Form 10-K. Currency exchange rate fluctuations relative to the U.S. Dollar can affect reported consolidated net sales and net earnings. See the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2010 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

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

Suppliers
We purchase raw materials and other products from numerous suppliers. Our manufacturing requirements comply with the rules and regulations of the FDA and comparable agencies in foreign countries, which mandate validation of materials prior to use in our products. We purchase certain supplies used in our manufacturing processes from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Agreements with certain suppliers are terminable by either party upon short notice and we have been advised periodically by some suppliers that, in an effort to reduce their potential product liability exposure, they may terminate sales of products to customers that manufacture implantable medical devices. While some of these suppliers have modified their positions and have indicated a willingness to continue to provide a product temporarily until an alternative vendor or product can be qualified (or even to reconsider the supply relationship), where a particular single-source supply relationship is terminated, we may not be able to establish additional or replacement suppliers for certain components or materials quickly. A reduction or interruption by a sole-source supplier of the supply of materials or key components used in the manufacturing of our products or an increase in the price of those materials or components could adversely affect our business, financial condition and results of operations.

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

We are required to register with the FDA as a device manufacturer and, as a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain International Organization for Standardization (ISO) certifications in order to sell products, and we undergo periodic inspections by notified bodies to obtain and maintain these certifications.

The FDA also regulates recordkeeping for medical devices and reviews hospital and manufacturers’ required reports of adverse experiences to identify potential problems with FDA-authorized devices. Regulatory actions may be taken by the FDA due to adverse experience reports.

Diagnostic-related group (DRG) and Ambulatory Patient Classification (APC) reimbursement schedules dictate the amount that the U.S. government, through the Centers for Medicare and Medicaid Services (CMS), will reimburse hospitals for care of persons covered by Medicare. In response to rising Medicare and Medicaid costs, from time to time Congress and state legislatures consider legislation that would restrict funding for these programs. Changes in current DRG and APC reimbursement levels could have an adverse effect on market demand and our domestic pricing flexibility. In the United States, Medicare payment to providers is based on prospectively set rates. CMS, which administers the Medicare and Medicaid programs, uses separate Prospective Payment Systems for reimbursement to acute inpatient hospitals, hospital outpatient departments and ambulatory surgery centers. In response to rising Medicare costs, from time to time Congress considers proposals that would reduce the annual update in federal payments to hospitals. Reduced funding could have an adverse effect on market demand and our domestic pricing flexibility.

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

Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of such information. In particular, the U.S. Department of Health and Human Services has issued patient privacy and security standards for electronic health information under the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (HIPAA). These HIPAA privacy and security standards govern the use and disclosure of protected health information by “covered entities,” which are healthcare providers that submit electronic claims, health plans and healthcare clearinghouses. Our employee health benefit plans are considered ‘covered entities’ and therefore are subject and adhere to the HIPAA privacy and security standards. Additionally, our Merlin.net Patient Care Network system adheres to the privacy and security standards set forth in HIPAA. Failure to comply with HIPAA or any state or foreign laws regarding personal data protection may result in significant fines or penalties and/or negative publicity.

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

Employees
As of January 1, 2011, we had over 15,000 employees worldwide. Our employees are not represented by any labor organizations, with the exception of certain employees in Sweden and France. We have never experienced a work stoppage as a result of labor disputes. We believe that our relationship with our employees is generally good.

Executive Officers of the Registrant
The following is a list of our executive officers as of February 26, 2011. For each position, the dates in parentheses indicate the year during which each executive officer began serving in such capacity.

Name	Age	Position

Daniel J. Starks	56	Chairman (2004), President (2001) and Chief Executive Officer (2004)

John C. Heinmiller	56	Executive Vice President (2004) and Chief Financial Officer (1998)

Michael T. Rousseau	55	Group President (2008) and President, U.S. Division (2009)

Frank J. Callaghan	57	President, Cardiovascular (2008)

Christopher G. Chavez	55	President, Neuromodulation (2005)

Eric S. Fain, M.D.	50	President, Cardiac Rhythm Management (2007)

Denis M. Gestin	47	President, International (2008)

Jane J. Song	48	President, Atrial Fibrillation (2004)

Angela D. Craig	39	Vice President, Corporate Relations (2006) and Vice President, Human Resources (2010)

Behzad (Ben) Khosravi	54	Vice President, Global Quality (2009)

Pamela S. Krop	52	Vice President (2006), General Counsel (2006) and Corporate Secretary (2006)

Thomas R. Northenscold	53	Vice President, Information Technology (2007) and Chief Information Officer (2007)

Donald J. Zurbay	43	Vice President (2006) and Corporate Controller (2004)

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

Ms. Craig joined St. Jude Medical in May 2005 as Vice President of Communications and served in that position until being named Vice President, Corporate Relations, in January 2006. Ms. Craig was also named Vice President, Human Resources in August 2010. Prior to joining St. Jude Medical, Ms. Craig spent 12 years with Smith & Nephew plc, a medical device company headquartered in London, England, where she last served as Vice President of U.S. Public Relations and Investor Relations from 2003 to 2005.

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

Ms. Krop joined St. Jude Medical in July 2006 as Vice President, General Counsel and Corporate Secretary. She previously spent 15 years at General Electric (GE) Company, a diversified industrial corporation, and served as General Counsel of GE Healthcare Bio-Sciences from June 2004 to June 2006.

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

Our products are continually the subject of clinical trials conducted by us, our competitors or other third parties, the results of which may be unfavorable, or perceived as unfavorable by the market, and could have a material adverse effect on our business, financial condition and results of operations.

As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market’s or FDA’s perception of this clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate and our business, financial condition and results of operations.

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

Our legacy product liability insurers may seek to deny coverage of Silzone-related claims and other past and/or future losses relating to our products on the grounds that such losses are outside the scope of coverage of those previously-issued insurance policies. To the extent that we suffer losses that are outside of the scope or range of coverage of those previously-issued product liability insurance policies, those losses may have a material adverse effect on our consolidated earnings, financial position and cash flows.

Our self-insurance program may not be adequate to cover future losses.

Consistent with the predominant practice in our industry, we do not currently maintain or intend to maintain any insurance policies with respect to product liability in the future. This decision was made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insured retentions, increasing number of coverage limitations and high insurance premium rates. We will continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage in the future. We believe that our self-insurance program, which is based on historical loss trends, will be adequate to cover future losses, although we can provide no assurances that this will remain true as historical trends may not be indicative of future losses. These losses could have a material adverse impact on our consolidated earnings, financial condition and cash flows.

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

In March 2010, the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act were enacted into law in the United States, which included a number of provisions aimed at improving quality and decreasing costs. It is uncertain what consequences these provisions will have on patient access to new technologies and what impacts these provisions will have on Medicare reimbursement rates. Legislative or administrative reforms to the U.S. or international reimbursement systems that significantly reduce reimbursement for procedures using our medical devices or deny coverage for such procedures, or adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues, would have an adverse impact on the products, including clinical products, purchased by our customers and the prices our customers are willing to pay for them. This in turn would have an adverse effect on our financial condition and results of operations.

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

We are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities have been increasing their scrutiny of our industry. We have received subpoenas and other requests for information from state and federal governmental agencies, including, among others, the U.S. Department of Justice and the Office of Inspector General of the Department of Health and Human Services. These investigations have related primarily to financial arrangements with health care providers, regulatory compliance and product promotional practices. In December 2008, the U.S. Attorney’s Office in Boston delivered a subpoena issued by the U.S. Department of Health and Human Services, Office of the Inspector General (OIG) requesting the production of documents relating to implantable cardiac rhythm device and pacemaker warranty claims. The Company has cooperated with the investigation and has produced documents as requested. In March 2010, we received a Civil Investigative Demand (CID) from the Civil Division of the U.S. Department of Justice. The CID requests documents and sets forth interrogatories related to communications by and within our company on various indications for ICDs and a National Coverage Decision issued by Centers for Medicare and Medicaid Services. Similar requests were made of our major competitors.

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

Our Angio-Seal™ vascular closure device, as well as our vascular graft products, contain bovine collagen. In addition, some of the tissue heart valves we market, such as our Biocor®, Epic™ and Trifecta tissue heart valves, incorporate bovine pericardial material. Certain medical device regulatory agencies may prohibit the sale of medical devices that incorporate any bovine material because of concerns over BSE, sometimes referred to as “mad cow disease,” a disease which may be transmitted to humans through the consumption of beef. While we are not aware of any reported cases of transmission of BSE through medical products and are cooperating with regulatory agencies considering these issues, the suspension or revocation of authority to manufacture, market or distribute products containing bovine material, or the imposition of a regulatory requirement that we procure material for these products from alternate sources, could result in lost market opportunities, harm the continued commercialization and distribution of such products and impose additional costs on us. Any of these consequences could in turn have a material adverse effect on our financial condition and results of operations.

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

The global financial crisis has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in the global economy, and these and other factors beyond our control may adversely affect our ability to borrow money in the credit markets and to obtain financing for acquisitions or other general corporate and commercial purposes. Our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products or to pay for products they do purchase on a timely basis, if at all. The strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our average selling prices, net sales, profit margins, procedural volumes and reimbursement rates from third party payors. In addition, the current economic conditions may adversely affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products.

Our business, financial condition, results of operations and cash flows could be significantly and adversely affected by recent healthcare reform legislation and other administration and legislative proposals.

The Patient Protection and Affordable Care Act and Health Care and Educational Reconciliation Act (the Acts) were enacted into law in March 2010. As a U.S. headquartered company with significant sales in the United States, this health care reform legislation will materially impact us as well as the U.S. economy. Certain provisions of the Acts will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the legislation.. The legislation does levy a 2.3% excise tax on all U.S. medical device sales beginning in 2013. This is a significant new tax that will materially and adversely affect our business and results of operations. The legislation also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value‐based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the provisions include a reduction in the annual rate of inflation for hospitals starting in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

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

We own our principal executive offices, which are located in St. Paul, Minnesota. Our manufacturing facilities currently operating are located in California, Minnesota, Arizona, South Carolina, Texas, New Jersey, Oregon, Massachusetts, Brazil, Puerto Rico, Sweden, Costa Rica, Malaysia and Thailand. We own approximately 60%, or 630,000 square feet, of our total manufacturing space. We also maintain sales and administrative offices in the United States at 48 locations in 20 states and outside the United States at 104 locations in 39 countries. With the exception of 16 locations, all of these locations are leased.

We believe that all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations. During 2010, we completed the first phase of construction (approximately 125,000 square feet) on our 250,000 square foot facility located in Costa Rica. Currently our CV division is utilizing the finished portion of the facility for manufacturing, warehouse and general office space. We expect our Brazil facility located in Pampula to be complete in the first quarter of 2011, which will primarily be utilized by our CV division to support manufacturing efforts as well as include warehouse and office space. Our Malaysia facility recently began operating and manufacturing CRM product in January 2011. The 342,000 square foot facility houses manufacturing, warehouse and general office space. We also plan to expand our CRM facility in Sunnyvale, California during 2011. We believe that we have sufficient space for our current operations and for foreseeable expansion in the next few years.

Item 3.	LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated. Our significant legal proceedings are discussed in Note 5 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2010 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference. While it is not possible to predict the outcome for most of the legal proceedings discussed in Note 5, the costs associated with such proceedings could have a material adverse effect on our consolidated results of operations, financial position and cash flows of a future period.

Item 4.	[REMOVED AND RESERVED]

This item was removed and reserved pursuant to SEC Release No. 33-9089A issued on February 23, 2010.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were no sales of unregistered securities during the 2010 fiscal year. The information set forth under the Stock Exchange Listings caption in the Financial Report included in St. Jude Medical’s 2010 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference. We have not declared or paid any cash dividends during the past two years.

Issuer Purchases of Equity Securities

On October 18, 2010, our Board of Directors announced a share repurchase program of up to $600.0 million of our outstanding common stock with no expiration date. On October 22, 2010, our Board of Directors announced an additional $300.0 million of authorized share repurchases as part of this share repurchase program. On November 18, 2010, we began making share repurchases through transactions in the open market in accordance with applicable securities laws. Through January 1, 2011, we had repurchased 15.4 million shares under the program for $625.3 million at an average repurchase price of $40.63 per share.

The following table provides information about the shares repurchased during the fourth quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

10/02/10 – 10/29/10	—	$—	—	$900,000,000
10/30/10 – 12/03/10	6,963,100	39.35	6,963,100	625,975,304
12/04/10 – 01/01/11	8,425,400	41.69	8,425,400	274,748,912
Total	15,388,500	40.63	15,388,500	$274,748,912

Item 6.	SELECTED FINANCIAL DATA

The information set forth under the caption Five-Year Summary Financial Data in the Financial Report included in St. Jude Medical’s 2010 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2010 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2010 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto and the Reports of Independent Registered Public Accounting Firm set forth in the Financial Report included in St. Jude Medical’s 2010 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 1, 2011.

Management’s annual report on our internal control over financial reporting is provided in the Financial Report included in St. Jude Medical’s 2010 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference. The effectiveness of our internal control over financial reporting as of January 1, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided in the Financial Report included in St. Jude Medical’s 2010 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference.

During the fiscal quarter ended January 1, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions Proposal to Elect Directors, Director Qualifications, Director Nomination Process, Director Independence and Audit Committee Financial Literacy and Expertise, Committees of the Board of Directors and Section 16(a) Beneficial Ownership Reporting Compliance in St. Jude Medical’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference. The information set forth under the caption Executive Officers of the Registrant in Part I, Item 1 of this Form 10-K is incorporated herein by reference.

We have adopted a Code of Business Conduct for our principal executive officer, principal financial officer, principal accounting officer, corporate controller and all other employees. We have made our Code of Business Conduct available on our website (http://www.sjm.com) under the Our Company – About Us – Business Integrity section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct by posting such information on our website at the web address and location specified above. Information included on our website is not deemed to be incorporated into this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions Compensation of Directors, Executive Compensation and Compensation Committee Interlocks and Insider Participation in St. Jude Medical’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions Share Ownership of Management and Directors and Certain Beneficial Owners and Equity Compensation Plan Information in St. Jude Medical’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions Related Person Transactions and Director Independence and Audit Committee Financial Literacy and Expertise in St. Jude Medical’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm in St. Jude Medical’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this Report

	(1)	Financial Statements

The following Consolidated Financial Statements of St. Jude Medical and Reports of Independent Registered Public Accounting Firm as set forth in the Financial Report included in St. Jude Medical’s 2010 Annual Report to Shareholders are incorporated herein by reference from Exhibit 13 attached hereto:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings – Fiscal Years ended January 1, 2011, January 2, 2010 and January 3, 2009

Consolidated Balance Sheets – January 1, 2011 and January 2, 2010

Consolidated Statements of Shareholders’ Equity – Fiscal Years ended January 1, 2011, January 2, 2010 and January 3, 2009

Consolidated Statements of Cash Flows – Fiscal Years ended January 1, 2011, January 2, 2010 and January 3, 2009

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

2.1

Agreement and Plan of Merger and Reorganization, dated as of October 15, 2010, among St. Jude Medical, Inc, Asteroid Subsidiary Corporation and AGA Medical Holdings, Inc., is incorporated by reference to Exhibit 2.1 to St. Jude Medical’s Registration Statement on Form S-4 filed on October 20, 2010 (Commission File No. 333-170045).

3.1	Articles of Incorporation, as amended on May 9, 2008, are incorporated by reference to Exhibit 3.1 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008.

3.2	Bylaws, as amended and restated as of February 25, 2005, are incorporated by reference to Exhibit 3.1 of St. Jude Medical’s Current Report on Form 8-K filed on March 2, 2005.

4.1	Specimen Common Stock Certificate is incorporated by reference to Exhibit 4.1 to St. Jude Medical’s Registration Statement on Form S-4 filed October 20, 2010 (Commission File No. 333-170045).

Exhibit	Exhibit Index

4.2

Indenture, dated as of July 28, 2009, between St. Jude Medical, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to St. Jude Medical’s Current Report on Form 8-K filed on July 28, 2009.

4.3

First Supplemental Indenture, dated as of July 28, 2009, between St. Jude Medical, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to St. Jude Medical’s Current Report on Form 8-K filed on July 28, 2009.

4.4

Second Supplemental Indenture, dated as of March 17, 2010, between the Company and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to St. Jude Medical’s Current Report on Form 8-K filed on March 19, 2010.

4.5

Third Supplemental Indenture, dated as of December 6, 2010, between the Company and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to St. Jude Medical’s Current Report on Form 8-K filed on December 6, 2010.

10.1	Form of Indemnification Agreement that St. Jude Medical, Inc. has entered into with executive officers. *#

10.2	Form of Indemnification Agreement that St. Jude Medical, Inc. has entered into with directors. *#

10.3	St. Jude Medical, Inc. Management Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 11, 2009. *

10.4

St. Jude Medical, Inc. Management Savings Plan, restated effective January 1, 2008, is incorporated by reference to Exhibit 10.1 of St. Jude Medical’s Current Report on Form 8-K filed on October 29, 2008. *

10.5

Retirement Plan for members of the Board of Directors, as amended on March 15, 1995, is incorporated by reference to Exhibit 10.6 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 1994. *

10.6	St. Jude Medical, Inc. 2007 Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.4 to St. Jude Medical’s Current Report on Form 8-K filed on May 18, 2007. *

10.7	St. Jude Medical, Inc. 1994 Stock Option Plan is incorporated by reference to Exhibit 4(a) of St. Jude Medical’s Registration Statement on Form S-8 filed July 1, 1994 (Commission File No. 33-54435). *

10.8

Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 1994 Stock Option Plan is incorporated by reference to Exhibit 10.1 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008. *

10.9

St. Jude Medical, Inc. 1997 Stock Option Plan is incorporated by reference to Exhibit 4.1 of St. Jude Medical’s Registration Statement on Form S-8 filed December 22, 1997 (Commission File No. 333-42945). *

10.10

Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 1997 Stock Option Plan is incorporated by reference to Exhibit 10.2 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008. *

10.11	St. Jude Medical, Inc. 2000 Stock Plan, as amended, is incorporated by reference to Exhibit 10.4 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. *

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

10.14

Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 2002 Stock Plan is incorporated by reference to Exhibit 10.4 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008. *

10.15

Form of Non-Qualified Stock Option Agreement under the St. Jude Medical, Inc. 2002 Stock Plan, as amended, is incorporated by reference to Exhibit 10.14 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2004. *

10.16	St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 16, 2006. *

10.17

Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.5 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008. *

10.18

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on May 16, 2006. *

10.19

Form of Non-Qualified Stock Option Agreement for Employees under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.4 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. *

10.20	St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended (2008), is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 12, 2008. *

10.21

Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 2007 Stock Incentive Plan is incorporated by reference to Exhibit 10.6 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008. *

10.22

Form of Non-Qualified Stock Option Agreement and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on May 18, 2007. *

10.23

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.1 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010. *

10.24

Form of Restricted Stock Award Agreement and related Restricted Stock Award Certificate under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.3 to St. Jude Medical’s Current Report on Form 8-K filed on May 18, 2007. *

10.25	Form of Restricted Stock Units Award Agreement and related Restricted Stock Units Award Certificate under the St. Jude Medical, Inc. 2007 Stock Incentive Plan. *#

10.26

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

10.29

St. Jude Medical, Inc. Amended and Restated 2001 Employee Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2001 Employee Stock Option Plan) is incorporated by reference to Exhibit 10.15 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.30

St. Jude Medical, Inc. Amended and Restated 2002 Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2002 Stock Option Plan) is incorporated by reference to Exhibit 10.16 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.31

St. Jude Medical, Inc. Amended and Restated 2004 Stock Incentive Plan (formerly the Advanced Neuromodulation Systems, Inc. 2004 Stock Incentive Plan) is incorporated by reference to Exhibit 10.17 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.32

Form of Severance Agreement between St. Jude Medical, Inc. and executive officers is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on January 7, 2009. *

10.33

Employment Agreement, dated as of January 13, 2010, between St. Jude Medical, Inc. and Joseph H. McCullough is incorporated by reference to Exhibit 10.32 to St. Jude Medical’s Annual Report on Form 10-K for the year ended January 2, 2010. *

10.34

Employment Agreement, dated as of April 1, 2002, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez is incorporated by reference to Exhibit 10.16 of Advanced Neuromodulation Systems’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. *

10.35

Amendment, dated as of July 27, 2006, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez, to Employment Agreement, effective as of April 1, 2002, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on August 2, 2006. *

10.36

Multi-Year $1,500,000,000 Credit Agreement dated as of December 22, 2010 among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, and the other Lenders party thereto, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on December 29, 2010.

12	Computation of Ratio of Earnings to Fixed Charges. #

13	Portions of St. Jude Medical’s 2010 Annual Report to Shareholders. #

21	Subsidiaries of the Registrant. #

23	Consent of Independent Registered Public Accounting Firm. #

24	Power of Attorney. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101

Financial statements from the Annual Report on Form 10-K of St. Jude Medical, Inc. for the year ended January 1, 2011, formatted in XBRL: (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders” Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. ##

   *   Management contract or compensatory plan or arrangement.
   #   Filed as an exhibit to this Annual Report on Form 10-K.
   ## Furnished herewith.

(b)	Exhibits: Reference is made to Item 15(a)(3).

(c)	Schedules:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance	Additions		Deductions
	at Beginning	Charged to				Balance at
Description	of Year	Expense	Other (2)	Write-offs (1)	Other (2)	End of Year
Allowance for doubtful accounts:
Fiscal year ended
January 1, 2011	$34,947	$4,053	$2,276	$(5,922)	$—	$35,354
January 2, 2010	$28,971	$10,867	$640	$(5,531)	$—	$34,947
January 3, 2009	$26,652	$9,569	$—	$(6,275)	$(975)	$28,971

(1)	Uncollectible accounts written off, net of recoveries.
(2)	In 2010, 2009 and 2008 $2,276, $640, and $(975), respectively, of “other” represents the effects of changes in foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JUDE MEDICAL, INC.

Date: March 2, 2011	By	/s/ DANIEL J. STARKS
Daniel J. Starks
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ JOHN C. HEINMILLER
John C. Heinmiller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 2nd day of March, 2011.

	/s/ DANIEL J. STARKS	Chairman of the Board
Daniel J. Starks

	*	Director
John W. Brown

	*	Director
Richard R. Devenuti

	*	Director
Stuart M. Essig

	*	Director
Thomas H. Garrett III

	*	Director
Barbara B. Hill

	*	Director
Michael A. Rocca

	*	Director
Wendy L. Yarno

* By:	/s/ PAMELA S. KROP
Pamela S. Krop
Attorney-in-Fact