Form 10-Q
period 2011-04-02
ST JUDE MEDICAL INC
filed 2011-05-11
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2011 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

Commission File Number: 1-12441

ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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
☐  Yes  ☒ No

The number of shares of common stock, par value $.10 per share, outstanding on May 2, 2011 was 328,849,827.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

Three Months Ended	April 2, 2011	April 3, 2010
Net sales	$1,375,513	$1,261,696
Cost of sales	364,442	321,169
Gross profit	1,011,071	940,527
Selling, general and administrative expense	513,320	443,290
Research and development expense	175,733	151,230
Operating profit	322,018	346,007
Other income (expense), net	(26,452)	(20,316)
Earnings before income taxes	295,566	325,691
Income tax expense	62,138	87,122
Net earnings	$233,428	$238,569

Net earnings per share:
Basic	$0.72	$0.73
Diluted	$0.71	$0.73

Cash dividends declared per share:	$0.21	$—

Weighted average shares outstanding:
Basic	325,265	325,309
Diluted	328,878	328,062

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	April 2, 2011 (Unaudited)	January 1, 2011
ASSETS
Current Assets
Cash and cash equivalents	$663,797	$500,336
Accounts receivable, less allowance for doubtful accounts of $37,939 at April 2, 2011 and $35,354 at January 1, 2011	1,382,251	1,331,210
Inventories	696,864	667,545
Deferred income taxes, net	199,471	196,599
Other current assets	191,396	216,458
Total current assets	3,133,779	2,912,148
Property, plant and equipment, at cost	2,295,249	2,224,349
Less accumulated depreciation	(943,265)	(900,418)
Net property, plant and equipment	1,351,984	1,323,931
Goodwill	2,977,044	2,955,602
Other intangible assets, net	968,014	987,060
Other assets	405,264	387,707
TOTAL ASSETS	$8,836,085	$8,566,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$78,417	$79,637
Accounts payable	276,413	297,551
Dividends payable	68,647	—
Income taxes payable	15,258	—
Accrued expenses
Employee compensation and related benefits	280,568	320,323
Other	247,878	319,739
Total current liabilities	967,181	1,017,250
Long-term debt	2,558,537	2,431,966
Deferred income taxes, net	310,537	310,503
Other liabilities	462,957	435,058
Total liabilities	4,299,212	4,194,777
Commitments and Contingencies (Note 6)	—	—
Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 327,130,490 and 329,018,166 shares issued and outstanding at April 2, 2011 and January 1, 2011, respectively)	32,713	32,902
Additional paid-in capital	169,132	156,126
Retained earnings	4,162,082	4,098,639
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	155,959	68,897
Unrealized gain on available-for-sale securities	16,987	15,107
Total shareholders’ equity	4,536,873	4,371,671
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,836,085	$8,566,448

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Three Months Ended	April 2, 2011	April 3, 2010
OPERATING ACTIVITIES
Net earnings	$233,428	$238,569
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	72,504	58,818
Amortization of debt discount (premium)	(1,351)	217
Inventory step-up amortization	14,820	—
Stock-based compensation	18,998	17,792
Excess tax benefits from stock-based compensation	(4,139)	(4,621)
Deferred income taxes	(5,574)	4,079
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(9,031)	(69,713)
Inventories	(36,917)	(32,641)
Other current assets	30,954	(5,059)
Accounts payable and accrued expenses	(98,037)	(72,777)
Income taxes payable	23,167	57,811
Net cash provided by operating activities	238,822	192,475
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(69,490)	(75,585)
Business acquisition payments, net of cash acquired	—	(34,301)
Other, net	(3,229)	(2,197)
Net cash used in investing activities	(72,719)	(112,083)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	160,415	41,114
Excess tax benefits from stock-based compensation	4,139	4,621
Common stock repurchased, including related costs	(309,204)	—
Change in short-term borrowings, net	—	(108,000)
Issuances of long-term debt	135,400	447,053
Payments on long-term debt	—	(324,000)
Net cash provided by (used in) financing activities	(9,250)	60,788
Effect of currency exchange rate changes on cash and cash equivalents	6,608	(4,233)
Net increase in cash and cash equivalents	163,461	136,947
Cash and cash equivalents at beginning of period	500,336	392,927
Cash and cash equivalents at end of period	$663,797	$529,874

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of St. Jude Medical, Inc. (St. Jude Medical or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (2010 Annual Report on Form 10-K).

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-6, Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including (i) significant transfers into and out of Level 1 and Level 2 fair value measurements and (ii) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASC Topic 820 was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which were effective for interim and annual periods beginning after December 15, 2010. The Company adopted the additional disclosures required for Level 1 and Level 2 fair value measurements in the first quarter of 2010 and adopted Level 3 disclosures beginning in the first quarter of 2011.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 13) for the three months ended April 2, 2011 were as follows (in thousands):

	CRM/NMD	CV/AF	Total
Balance at January 1, 2011	$1,231,120	$1,724,482	$2,955,602
Foreign currency translation and other	1,994	19,448	21,442
Balance at April 2, 2011	$1,233,114	$1,743,930	$2,977,044

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	April 2, 2011		January 1, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Definite-lived intangible assets:
Purchased technology and patents	$914,131	$227,306	$910,035	$208,362
Customer lists and relationships	184,379	105,135	184,327	100,608
Trademarks and tradenames	24,435	7,491	24,370	7,431
Licenses, distribution agreements and other	6,141	4,210	6,170	4,511
	$1,129,086	$344,142	$1,124,902	$320,912

Indefinite-lived intangible assets:
Acquired IPR&D	$134,270		$134,270
Trademarks and tradenames	48,800		48,800
	$183,070		$183,070

NOTE 4 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	April 2, 2011	January 1, 2011
Finished goods	$490,897	$466,191
Work in process	73,252	62,607
Raw materials	132,715	138,747
	$696,864	$667,545

NOTE 5 – DEBT

The Company’s debt consisted of the following (in thousands):

	April 2, 2011	January 1, 2011
2.20% senior notes due 2013	$465,583	$467,168
3.75% senior notes due 2014	699,301	699,248
2.50% senior notes due 2016	485,964	489,496
4.875% senior notes due 2019	494,721	494,563
1.58% Yen-denominated senior notes due 2017	98,208	99,737
2.04% Yen-denominated senior notes due 2020	153,860	156,254
Yen-denominated term loan due 2011	—	79,637
Yen-denominated credit facilities due 2012	78,417	—
Commercial paper borrowings	160,900	25,500
Total debt	2,636,954	2,511,603
Less: current debt obligations	78,417	79,637
Long-term debt	$2,558,537	$2,431,966

Expected future minimum principal payments under the Company’s debt obligations are as follows: $78.4 million in 2012; $450.0 million in 2013; $700.0 million in 2014; $500.0 million in 2016; and $913.0 million in years thereafter.

Senior notes due 2013: On March 10, 2010, the Company issued $450.0 million principal amount of 3-year, 2.20% unsecured senior notes (2013 Senior Notes) that mature in September 2013. The majority of the net proceeds from the issuance of the 2013 Senior Notes was used to retire outstanding debt obligations. Interest payments are required on a semi-annual basis. The 2013 Senior Notes were issued at a discount, yielding an effective interest rate of 2.23% at issuance. The Company may redeem the 2013 Senior Notes at any time at the applicable redemption price. The debt discount is being amortized as interest expense through maturity.

Concurrent with the issuance of the 2013 Senior Notes, the Company entered into a 3-year, $450.0 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of the Company’s fixed-rate 2013 Senior Notes. On November 8, 2010, the Company terminated the interest rate swap and received a cash payment of $19.3 million. The gain from terminating the interest rate swap agreement is being amortized as a reduction of interest expense resulting in a net average interest rate of 0.8% that will be recognized over the remaining term of the 2013 Senior Notes.

Senior notes due 2014: On July 28, 2009, the Company issued $700.0 million principal amount, 5-year, 3.75% unsecured senior notes (2014 Senior Notes) that mature in July 2014. Interest payments are required on a semi-annual basis. The 2014 Senior Notes were issued at a discount, yielding an effective interest rate of 3.78% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2014 Senior Notes at any time at the applicable redemption price.

Senior notes due 2016: On December 1, 2010, the Company issued $500.0 million principal amount of 5-year, 2.50% unsecured senior notes (2016 Senior Notes) that mature in January 2016. The majority of the net proceeds from the issuance of the 2016 Senior Notes was used for general corporate purposes including the repurchase of the Company’s common stock. Interest payments are required on a semi-annual basis. The 2016 Senior Notes were issued at a discount, yielding an effective interest rate of 2.54% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2016 Senior Notes at any time at the applicable redemption price.

Concurrent with the issuance of the 2016 Senior Notes, the Company entered into a 5-year, $500.0 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of the Company’s fixed-rate 2016 Senior Notes. As of April 2, 2011, the fair value of the swap was a $13.6 million liability which was classified as other liabilities on the consolidated balance sheet, with a corresponding adjustment to the carrying value of the 2016 Senior Notes. Refer to Note 12 for additional information regarding the interest rate swap.

Senior notes due 2019: On July 28, 2009, the Company issued $500.0 million principal amount, 10-year, 4.875% unsecured senior notes (2019 Senior Notes) that mature in July 2019. Interest payments are required on a semi-annual basis. The 2019 Senior Notes were issued at a discount, yielding an effective interest rate of 5.04% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2019 Senior Notes at any time at the applicable redemption price.

1.58% Yen-denominated senior notes due 2017: On April 28, 2010, the Company issued 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Yen (the equivalent of $98.2 million at April 2, 2011 and $99.7 million at January 1, 2011). The net proceeds from the issuance of the 1.58% Yen Notes were used to repay the 1.02% Yen-denominated Notes due May 2010 (1.02% Yen Notes). The principal amount of the 1.58% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2017.

2.04% Yen-denominated senior notes due 2020: On April 28, 2010, the Company issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Yen (the equivalent of $153.9 million at April 2, 2011 and $156.3 million at January 1, 2011). The net proceeds from the issuance of the 2.04% Yen Notes were used to repay the 1.02% Yen Notes. The principal amount of the 2.04% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2020.

Yen–denominated credit facilities: In March 2011, the Company borrowed 6.5 billion Japanese Yen under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The proceeds from the borrowings were used to repay the outstanding balance on the Yen-denominated term loan due December 2011. The outstanding 6.5 billion Japanese Yen balance was the equivalent of $78.4 million at April 2, 2011. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at Yen LIBOR plus 0.25% and the other half of the borrowings bear interest at Yen LIBOR plus 0.275%. The entire principal balance is due in March 2012 with an option to renew with the lenders’ consent.

Other available borrowings: In December 2010, the Company entered into a $1.5 billion unsecured committed credit facility (Credit Facility) that it may draw on for general corporate purposes and to support its commercial paper program. The Credit Facility expires in February 2015. Borrowings under the Credit Facility bear interest initially at LIBOR plus 0.875%, subject to adjustment in the event of a change in the Company’s credit ratings. As of April 2, 2011 and January 1, 2011, the Company had no outstanding borrowings under the Credit Facility.

The Company’s commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. The Company began issuing commercial paper during November 2010 and had an outstanding commercial paper balance of $160.9 million as of April 2, 2011 and $25.5 million as of January 1, 2011. During the first three months of 2011, the Company’s weighted average effective interest rate on its commercial paper borrowings was approximately 0.28%. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. The Company classifies all of its commercial paper borrowings as long-term debt, as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed Credit Facility.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

Silzone® Litigation and Insurance Receivables: The Company has been sued in various jurisdictions beginning in March 2000 by some patients who received a heart valve product with Silzone® coating, which we stopped selling in January 2000. The Company has vigorously defended against the claims that have been asserted and will continue to do so with respect to any remaining claims.

The Company has two outstanding class action cases in Ontario and one individual case in British Columbia by the Provincial health insurer. In Ontario, a class action case involving Silzone patients has been certified, and the trial on common class issues began in February 2010. The testimony and evidence submissions for this trial were completed in March 2011, and closing briefing and argument is scheduled to be completed by the end of June 2011. Depending on the Court’s ruling in this common issues trial, there may be further proceedings, including appeal, in the future. A second case seeking class action status in Ontario has been stayed pending resolution of the ongoing Ontario class action. The complaints in the Ontario cases request damages up to 2.0 billion Canadian Dollars (the equivalent of $2.1 billion at April 2, 2011). Based on the Company’s historical experience, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed. The British Columbia Provincial health insurer has a lawsuit seeking to recover the cost of insured services furnished or to be furnished to class members in the British Columbia class action resolved in 2010, and that lawsuit remains pending in the British Columbia court.

The Company has recorded an accrual for probable legal costs, settlements and judgments for Silzone related litigation. The Company is not aware of any unasserted claims related to Silzone-coated products. For all Silzone legal costs incurred, the Company records insurance receivables for the amounts that it expects to recover based on its assessment of the specific insurance policies, the nature of the claim and the Company’s experience with similar claims. Any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves could be material to the Company’s consolidated earnings, financial position and cash flows. The following table summarizes the Company’s Silzone legal accrual and related insurance receivable at April 2, 2011 and January 1, 2011 (in thousands):

	April 2, 2011	January 1, 2011
Silzone legal accrual	$23,940	$24,032
Silzone insurance receivable	$16,700	$12,799

The Company’s current and final insurance layer for Silzone claims consists of $30 million of coverage with two insurance carriers. To the extent that the Company’s future Silzone costs and expenses exceed its remaining insurance coverage, the Company would be responsible for such costs. The Company has not accrued for any potential losses relating to future costs as they are not probable or reasonably estimable at this time.

Volcano Corporation & LightLab Imaging Inc. (LightLab Imaging) Litigation: The Company’s subsidiary, LightLab Imaging, has pending litigation with Volcano Corporation (Volcano) and Axsun Technologies, Inc. (Axsun), a subsidiary of Volcano, in the Superior Court of Massachusetts and in state court in Delaware. LightLab Imaging makes and sells optical coherence tomography (OCT) imaging systems. Volcano is a LightLab Imaging competitor in medical imaging. Axsun makes and sells lasers and is a supplier of lasers to LightLab Imaging for use in OCT imaging systems. The lawsuits arise out of Volcano’s acquisition of Axsun in December 2008. Before Volcano acquired Axsun, LightLab Imaging and Axsun had worked together to develop a tunable laser for use in OCT imaging systems. While the laser was in development, LightLab Imaging and Axsun entered into an agreement pursuant to which Axsun agreed to sell its tunable lasers exclusively to LightLab in the field of human coronary artery imaging for a period of years.

After Volcano acquired Axsun in December 2008, LightLab Imaging sued Axsun and Volcano in Massachusetts, asserting a number of claims arising out of Volcano’s acquisition of Axsun. In January 2011, the court ruled that Axsun’s and Volcano’s conduct constituted knowing and willful violations of a statute that prohibits unfair or deceptive acts or practices or acts of unfair competition, entitling LightLab Imaging to double damages, and furthermore, that LightLab Imaging was entitled to recover attorneys’ fees. In February 2011, Volcano and Axsun were ordered to pay the Company a total of $5.1 million for reimbursement of attorneys’ fees and double damages. The Court also issued certain injunctions against Volcano and Axsun when it entered its final judgment. The Company expects Volcano to appeal certain aspects of this ruling, and to date, Volcano has not remitted any payment to the Company.

In Delaware, Axsun and Volcano commenced an action in February 2010 against LightLab Imaging, seeking a declaration as to whether Axsun may supply a certain light source for use in OCT imaging systems to Volcano. Axsun’s and Volcano’s position is that this light source is not a tunable laser and hence falls outside Axsun’s exclusivity obligations to Volcano. LightLab Imaging’s position, among other things, is that this light source is a tunable laser. The parties have conducted expedited discovery. Though the trial of this matter was expected to occur in early 2011, in a March 2011 ruling, the Delaware Court postponed the trial of this case because Axsun and Volcano do not yet have a finalized light source product to present to the Court.

Volcano Corporation & St. Jude Medical Patent Litigation: In July 2010, the Company filed a lawsuit in federal district court in Delaware against Volcano for patent infringement. The suit involves five patents and seeks injunctive relief and monetary damages. The infringed patents are used for the St. Jude Medical PressureWire® technology platform, which was acquired as part of St. Jude Medical’s purchase of Radi Medical Systems in December 2008. In September 2010, Volcano filed counterclaims against the Company, alleging certain St. Jude Medical patent claims are unenforceable and that certain St. Jude Medical products infringe three Volcano patents. The Company believes the assertions and claims made by Volcano are without merit. Trial in this case is scheduled for October 2012.

Securities Class Action Litigation: In March 2010, a securities class action lawsuit was filed in federal district court in Minnesota against the Company and certain officers on behalf of purchasers of St. Jude Medical common stock between April 22, 2009 and October 6, 2009. The lawsuit relates to the Company’s earnings announcements for the first, second and third quarters of 2009, as well as a preliminary earnings release dated October 6, 2009. The complaint, which seeks unspecified damages and other relief as well as attorneys’ fees, alleges that the Company failed to disclose that it was experiencing a slowdown in demand for its products and was not receiving anticipated orders for CRM devices. Class members allege that the Company’s failure to disclose the above information resulted in the class purchasing St. Jude Medical stock at an artificially inflated price. The Company intends to vigorously defend against the claims asserted in this lawsuit. In October 2010, the Company filed a motion to dismiss the lawsuit, which was heard by the district court in April 2011.

AGA Securities Class Action: In connection with the acquisition of AGA Medical Inc. (AGA Medical), the Company, in addition to AGA Medical and other defendants, has been named as a defendant in two putative stockholder class action complaints, one filed in the Fourth Judicial District Court of Minnesota and the other filed in the Delaware Court of Chancery, both in October 2010. The plaintiffs in the complaints allege, among other claims, that AGA Medical’s directors breached their fiduciary duties to AGA Medical’s stockholders by accepting an inadequate price, failing to make full disclosure and utilizing unreasonable deal protection devices and further alleges that AGA Medical and the Company aided and abetted the purported breaches of fiduciary duty. The complaints seek injunctive relief, including to enjoin the transaction, in addition to unspecified compensatory damages, attorneys’ fees, other fees and costs and other relief. The acquisition of AGA Medical was completed on November 18, 2010 and the parties to this action entered into a memorandum of understanding (MOU) in November 2010 to settle the litigation, the amount of which was not material. The settlement contemplated by the MOU is subject to several conditions, including the negotiation and execution of a stipulation of settlement and the approval of the Delaware Court of Chancery.

Derivative Litigation: In September 2010, two separate derivative actions involving the Company were filed in the United States District Court for the District of Minnesota by Cindy Henzel and the Louisiana Municipal Police Employees Retirement Services seeking damages. In both of these matters, the defendants consist of members (or former members) of St. Jude Medical’s Board of Directors (the Board) as well as various officers and former officers of the Company. The plaintiffs in these actions were asserting breach of fiduciary duty claims against the named defendants for their purported failure to stop the alleged underlying conduct (which relates to the contents of qui tam actions filed in Ohio and Massachusetts that were settled in June 2010 and January 2011, respectively, without an admission of liability). In March 2011, the plaintiffs entered into a stipulation dismissing the action. The Court also approved the dismissal in March, and the plaintiffs’ complaint has thus been dismissed.

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

On April 23, 2010, the FDA issued a warning letter based upon a July 29, 2009 inspection of the Company’s Sunnyvale, California facility and a review of its website. The warning letter cites the Company for its promotion and marketing of the Epicor™ LP Cardiac Ablation System and the Epicor UltraCinch LP Ablation Device based on certain statements made in the Company’s marketing materials. The Company is working cooperatively with the FDA to resolve all of its concerns. The warning letter is not expected to have any material impact on the Company’s business.

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

Other Matters

Boston U.S. Attorney Investigation: In December 2008, the U.S. Attorney’s Office in Boston delivered a subpoena issued by the U.S. Department of Health and Human Services, Office of the Inspector General (OIG) requesting the production of documents relating to implantable cardiac rhythm device and pacemaker warranty claims. The Company has been cooperating with the investigation.

U.S. Department of Justice - Civil Investigative Demand: In March 2010, the Company received a Civil Investigative Demand (CID) from the Civil Division of the U.S. Department of Justice. The CID requests documents and sets forth interrogatories related to communications by and within the Company on various indications for tachycardia implantable cardioverter defibrillator systems (ICDs) and a National Coverage Decision issued by Centers for Medicare and Medicaid Services. Similar requests were made of the Company’s major competitors. The Company is cooperating with the investigation and is continuing to work with the U.S. Department of Justice in responding to the CID.

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

Changes in the Company’s product warranty liability during the three months ended April 2, 2011 and April 3, 2010 were as follows (in thousands):

Three Months Ended	April 2, 2011	April 3, 2010
Balance at beginning of the period	$25,127	$19,911
Warranty expense recognized	2,386	1,737
Warranty credits issued	(572)	(491)
Balance at end of the period	$26,941	$21,157

Other Commitments

The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of April 2, 2011, the Company estimates it could be required to pay approximately $18 million in future periods to satisfy such commitments. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2010 Annual Report on Form 10-K for additional information.

NOTE 7 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

Three Months Ended	April 2, 2011	April 3, 2010
Numerator:
Net earnings	$233,428	$238,569

Denominator:
Basic-weighted average shares outstanding	325,265	325,309
Effect of dilutive securities:
Employee stock options	3,525	2,753
Restricted stock units	87	—
Restricted stock awards	1	—
Diluted-weighted average shares outstanding	328,878	328,062
Basic net earnings per share	$0.72	$0.73
Diluted net earnings per share	$0.71	$0.73

Approximately 7.5 million and 18.2 million shares of common stock subject to stock options and restricted stock units were excluded from the diluted net earnings per share computation for the three months ended April 2, 2011 and April 3, 2010, respectively, because they were not dilutive.

NOTE 8 – COMPREHENSIVE INCOME

The table below sets forth the principal components in other comprehensive income (loss), net of the related income tax impact (in thousands):

Three Months Ended	April 2, 2011	April 3, 2010

Net earnings	$233,428	$238,569
Other comprehensive income (loss):
Cumulative translation adjustment	87,062	(52,378)
Unrealized gain/(loss) on available-for-sale securities	1,880	(55)
Total comprehensive income	$322,370	$186,136

NOTE 9 – OTHER INCOME (EXPENSE), NET

The Company’s other income (expense) consisted of the following (in thousands):

Three Months Ended	April 2, 2011	April 3, 2010

Interest income	$1,339	$251
Interest expense	(17,567)	(20,155)
Other	(10,224)	(412)
Total other income (expense), net	$(26,452)	$(20,316)

During 2011, legislation became effective in Puerto Rico that levied a 4% excise tax for most purchases from Puerto Rico. As the excise tax is not levied on income, the Company has classified the tax as other expense. The Company recognized $7.3 million of excise tax expense in the first quarter of 2011 for purchases made from its Puerto Rico subsidiary. This tax is almost entirely offset by the foreign tax credits which are recognized as a benefit to income tax expense.

NOTE 10 – INCOME TAXES

As of April 2, 2011, the Company had $169.0 million accrued for unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. Additionally, the Company had $34.7 million accrued for interest and penalties as of April 2, 2011. At January 1, 2011, the liability for unrecognized tax benefits was $162.9 million and the accrual for interest and penalties was $33.8 million. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for all tax years through 2001. Additionally, substantially all material foreign, state, and local income tax matters have been concluded for all tax years through 1999. The U.S. Internal Revenue Service (IRS) completed an audit of the Company’s 2002 through 2005 tax returns and proposed adjustments in its audit report issued in November 2008. The IRS completed an audit of the Company’s 2006 and 2007 tax returns and proposed adjustments in its audit report issued in March 2011. The Company is vigorously defending its positions and initiated defense of the 2002 through 2005 adjustments at the IRS appellate level in January 2009, and expects to submit a protest of the 2006 through 2007 adjustments in May 2011. An unfavorable outcome could have a material negative impact on the Company’s effective income tax rate in future periods.

NOTE 11 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value measurement standard applies to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). These financial assets and liabilities include money-market securities, trading marketable securities, available-for-sale marketable securities and derivative instruments. The Company continues to record these items at fair value on a recurring basis and the fair value measurements are applied using ASC Topic 820. The Company does not have any material nonfinancial assets or liabilities that are measured at fair value on a recurring basis. A summary of the valuation methodologies used for the respective financial assets and liabilities measured at fair value on a recurring basis is as follows:

Money-market securities: The Company’s money-market securities include funds that are traded in active markets and are recorded at fair value based upon the quoted market prices. The Company classifies these securities as level 1.

Trading securities: The Company’s trading securities include publicly-traded mutual funds that are traded in active markets and are recorded at fair value based upon the net asset values of the shares. The Company classifies these securities as level 1.

Available-for-sale securities: The Company’s available-for-sale securities include publicly-traded equity securities that are traded in active markets and are recorded at fair value based upon the closing stock prices. The Company classifies these securities as level 1.

Derivative instruments: The Company’s derivative instruments consist of foreign currency exchange contracts and interest rate swap contracts. The Company classifies these instruments as level 2 as the fair value is determined using inputs other than observable quoted market prices. These inputs include spot and forward foreign currency exchange rates and interest rates that the Company obtains from standard market data providers. The fair value of the Company’s outstanding foreign currency exchange contracts was not material at April 2, 2011 or January 1, 2011.

A summary of financial assets measured at fair value on a recurring basis at April 2, 2011 and January 1, 2011 is as follows (in thousands):

	Balance Sheet Classification	April 2, 2011	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$481,148	$481,148	$—	$—
Trading marketable securities	Other assets	215,289	215,289	—	—
Available-for-sale marketable securities	Other current assets	36,740	36,740	—	—
Total assets		$733,177	$733,177	$—	$—

Liabilities
Interest rate swap	Other liabilities	$13,601	$—	$13,601	$—
Total liabilities		$13,601	$—	$13,601	$—

	Balance Sheet Classification	January 1, 2011	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$364,418	$364,418	$—	$—
Trading marketable securities	Other assets	190,438	190,438	—	—
Available-for-sale marketable securities	Other current assets	33,745	33,745	—	—
Total assets		$588,601	$588,601	$—	$—

Liabilities
Interest rate swap	Other liabilities	$10,046	$—	$10,046	$—
Total liabilities		$10,046	$—	$10,046	$—

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

The fair value measurement standard also applies to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value. The Company did not make any material business combinations during the first three months of 2011 or 2010. Additionally, no material impairments of the Company’s long-lived assets were recognized during the first three months of 2011 or 2010.

The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other assets and measured at fair value on a nonrecurring basis. The carrying value of these investments approximated $124 million at both April 2, 2011 and January 1, 2011. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. When measured on a nonrecurring basis, the Company’s cost method investments are considered Level 3 in the fair value hierarchy, due to the use of unobservable inputs to measure fair value.

Fair Value Measurements of Other Financial Instruments

The aggregate fair value of the Company’s fixed-rate debt obligations at April 2, 2011 (measured using quoted prices in active markets) was $2,479.9 million compared to the aggregate carrying value of $2,397.6 million (inclusive of unamortized debt discounts and interest rate swap fair value adjustments). The fair value of the Company’s variable-rate debt obligations at April 2, 2011 approximated the aggregate $239.3 million carrying value due to the short-term, variable rate interest rate structure of these instruments.

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the provisions of ASC Topic 815, Derivatives and Hedging (ASC Topic 815), in accounting for and disclosing derivative instruments and hedging activities. All derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in net earnings or other comprehensive income depending on whether the derivative is designated as part of a qualifying hedging transaction. Derivative assets and derivative liabilities are classified as other current assets, other assets, other current liabilities or other liabilities, as appropriate.

Foreign Currency Forward Contracts

The Company hedges a portion of its foreign currency exchange rate risk through the use of forward exchange contracts. The Company uses forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under ASC Topic 815. The Company measures its foreign currency exchange contracts at fair value on a recurring basis. The fair value of outstanding contracts was immaterial as of April 2, 2011 and January 1, 2011. During the first three months of 2011 and 2010, the net amount of gains (losses) the Company recorded to other income (expense) for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 was a net (loss) of $(3.7) million and a net gain of $2.3 million, respectively. These net gains (losses) were almost entirely offset by corresponding net (losses) gains on the foreign currency exposures being managed. The Company does not enter into contracts for trading or speculative purposes. The Company’s policy is to enter into hedging contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.

Interest Rate Swap

The Company hedges the fair value of certain debt obligations through the use of interest rate swap contracts. For interest rate swap contracts that are designated and qualify as fair value hedges, the gain or loss on the swap and the offsetting gain or loss on the hedged debt instrument attributable to the hedged risk are recognized in net earnings. Changes in the value of the fair value hedge are recognized in interest expense, offsetting the changes in the fair value of the hedged debt instrument. Additionally, any payments made or received under the swap contracts are accrued and recognized as interest expense. The Company’s current interest rate swap is designed to manage the exposure to changes in the fair value of its 2016 Senior Notes. The swap is designated as a fair value hedge of the variability of the fair value of the fixed-rate 2016 Senior Notes due to changes in the long-term benchmark interest rates. Under the swap agreement, the Company agrees to exchange, at specified intervals, fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. As of April 2, 2011, the fair value of the interest rate swap was a $13.6 million liability which was classified as other liabilities on the condensed consolidated balance sheet.

NOTE 13 – SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company’s four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF), and Neuromodulation (NMD). The primary products produced by each operating segment are: CRM – ICDs and pacemakers; CV – vascular products, which include vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs and other vascular accessories; and structural heart products, which include heart valve replacement and repair products and structural heart defect devices; AF – EP introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems; and NMD – neurostimulation products, which include spinal cord and deep brain stimulation devices.

The Company has aggregated the four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to customers and operating expenses managed by each of the reportable segments. Certain operating expenses managed by the Company’s selling and corporate functions, including all stock-based compensation expense, impairment charges, certain acquisition-related charges, in-process research and development (IPR&D) asset acquisition charges, excise tax expense and special charges have not been recorded in the individual reportable segments. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments. Additionally, certain assets are managed by the Company’s selling and corporate functions, principally including trade receivables, inventory, corporate cash and cash equivalents, certain marketable securities and deferred income taxes. For management reporting purposes, the Company does not compile capital expenditures by reportable segment; therefore, this information has not been presented as it is impracticable to do so.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NMD	CV/AF	Other	Total
Three Months ended April 2, 2011:
Net sales	$853,439	$522,074	$—	$1,375,513
Operating profit	535,947	264,422	(478,351)	322,018

Three Months ended April 3, 2010:
Net sales	$836,031	$425,665	$—	$1,261,696
Operating profit	523,937	243,714	(421,644)	346,007

The following table presents the Company’s total assets by reportable segment (in thousands):

Total Assets	April 2, 2011	January 1, 2011
CRM/NMD	$2,143,598	$2,150,359
CV/AF	3,122,709	3,097,190
Other	3,569,778	3,318,899
	$8,836,085	$8,566,448

Geographic Information

The following table presents net sales by geographic location of the customer (in thousands):

	Three Months Ended
Net Sales	April 2, 2011	April 3, 2010
United States	$676,075	$648,933
International
Europe	369,312	337,080
Japan	147,493	128,662
Asia Pacific	92,510	68,888
Other (a)	90,123	78,133
	699,438	612,763
	$1,375,513	$1,261,696

          (a) No one geographic market is greater than 5% of consolidated net sales.

The amounts for long-lived assets by significant geographic market include net property, plant and equipment by physical location of the asset as follows (in thousands):

Long-Lived Assets	April 2, 2011	January 1, 2011
United States	$981,232	$965,936
International
Europe	94,253	85,961
Japan	24,763	25,583
Asia Pacific	75,033	74,537
Other	176,703	171,914
	370,752	357,995
	$1,351,984	$1,323,931

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our business is focused on the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiology, cardiac surgery and atrial fibrillation therapy areas and implantable neurostimulation medical devices for the management of chronic pain. We sell our products in more than 100 countries around the world. Our largest geographic markets are the United States, Europe, Japan and Asia Pacific. Our four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF), and Neuromodulation (NMD). Our principal products in each operating segment are as follows: CRM – tachycardia implantable cardioverter defibrillator systems (ICDs) and bradycardia pacemaker systems (pacemakers); CV – vascular products, which include vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs and other vascular accessories; and structural heart products, which include heart valve replacement and repair products and structural heart defect devices; AF – atrial fibrillation products which include electrophysiology (EP) introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems; and NMD – neurostimulation products, which include spinal cord stimulation and deep brain stimulation devices. References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.

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

In March 2011, the Great East Japan Earthquake and resulting tsunami unfavorably impacted our business due to the widespread destruction adversely impacting customer purchasing patterns and/or patient implant procedures from damage to customer facilities and prioritization of other hospital procedures. During the first quarter of 2011, we estimated the impact of the Japan earthquake and tsunami on our international net sales was approximately $5 million, primarily unfavorably impacting our CRM operating segment. Although we cannot predict the ultimate impact on our Japan business, for the remainder of 2011, we currently estimate our net sales will be unfavorably impacted by approximately $25 to $30 million.

We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our net sales relate to CRM devices – ICDs and pacemakers. During the last three weeks in March 2010, a principal competitor in the CRM market, Boston Scientific Inc. (Boston Scientific), suspended sales of its ICD products in the United States. As a result, we experienced an incremental benefit in ICD net sales of approximately $25 million during the first quarter of 2010. While our ICD net sales for the first two weeks of April 2010 also benefited from the suspension, Boston Scientific resumed selling its ICDs in the United States in mid-April 2010. Management remains focused on increasing our worldwide CRM market share, as we are one of three principal manufacturers and suppliers in the global CRM market. We are also investing in our other three major growth platforms – cardiovascular, atrial fibrillation and neuromodulation – to increase our market share in these markets.

Net sales in the first quarter of 2011 were $1,375.5 million, an increase of 9% over the first quarter of 2010 led by incremental net sales from our 2010 acquisitions of AGA Medical Inc. (AGA Medical) and LightLab Imaging, Inc. (LightLab Imaging) and sales growth from our ICDs and products to treat atrial fibrillation. Compared to the same prior year period, our foreign currency translation comparisons increased our first quarter 2011 net sales by $17.0 million. As discussed previously, Boston Scientific’s U.S. ICD sales suspension resulted in a benefit of approximately $25 million to our 2010 first quarter net sales. Our first quarter 2011 ICD and AF net sales grew 3% and 15%, respectively. Refer to the Segment Performance section for a more detailed discussion of the results for the respective segments.

Our first quarter 2011 net earnings of $233.4 million and diluted net earnings per share of $0.71 decreased 2% and 3%, respectively, compared to our first quarter 2010 net earnings of $238.6 million and diluted net earnings per share of $0.73. First quarter 2011 net earnings were negatively impacted by $18.8 million of after-tax post-acquisition expenses primarily related to contract termination and international integration costs and $9.3 million of after-tax inventory step-up cost of sale expenses, both associated with our AGA Medical acquisition in November 2010.

We generated $238.8 million of operating cash flows during the first three months of 2011, compared to $192.5 million of operating cash flows during the first three months of 2010, a 24.1% increase. We ended the first quarter with $663.8 million of cash and cash equivalents and $2,637.0 million of total debt. We repurchased 6.6 million shares of our common stock for $274.7 million at an average repurchase price of $41.44 per share. Additionally, on February 26, 2011 our Board of Directors authorized a cash dividend of $0.21 per share payable on April 29, 2011 to holders of record as of March 31, 2011.

NEW ACCOUNTING PRONOUNCEMENTS

Certain new accounting standards became effective for us in fiscal year 2011 or will become effective in future periods. Information regarding new accounting pronouncements that impacted the first quarter of 2011 or our historical consolidated financial statements and related disclosures is included in Note 2 to the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (2010 Annual Report on Form 10-K).

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; inventory reserves; valuation of purchased in-process research and development (IPR&D), other intangible assets and goodwill; income taxes; litigation reserves and insurance receivables; and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K.

SEGMENT PERFORMANCE

Our four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF), and Neuromodulation (NMD). The primary products produced by each operating segment are: CRM – ICDs and pacemakers; CV – vascular products, which include vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs and other vascular accessories; and structural heart products, which include heart valve replacement and repair products and structural heart defect devices; AF – atrial fibrillation products which include EP introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems; and NMD – neurostimulation products, which include spinal cord stimulation and deep brain stimulation devices.

The Company has aggregated the four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to customers and operating expenses managed by each of the reportable segments. Certain operating expenses managed by our selling and corporate functions, including all stock-based compensation expense, impairment charges, IPR&D asset acquisition charges and special charges have not been recorded in the individual reportable segments. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NMD	CV/AF	Other	Total
Three Months ended April 2, 2011:
Net sales	$853,439	$522,074	$—	$1,375,513
Operating profit	535,947	264,422	(478,351)	322,018
Three Months ended April 3, 2010:
Net sales	$836,031	$425,665	$—	$1,261,696
Operating profit	523,937	243,714	(421,644)	346,007

The following discussion of the changes in our net sales is provided by class of similar products within our four operating segments, which is the primary focus of our sales activities. Effective January 2, 2011, we have realigned our significant cardiovascular product categories, reclassifying prior period amounts to conform to the current period presentation.

Cardiac Rhythm Management

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010	% Change
ICD systems	$465,258	$451,475	3.1%
Pacemaker systems	296,652	300,248	(1.2%)
	$761,910	$751,723	1.4%

Cardiac Rhythm Management’s net sales increased 1% during the first three months of 2011 compared to the first three months of 2010. Foreign currency translation had a $7.2 million favorable impact on CRM net sales during the first three months of 2011 compared to the same prior year period.

ICD net sales increased 3% during the first three months of 2011 compared to the first three months of 2010 as we have continued to benefit from our second quarter 2010 launch of ICD products, including the UnifyTM cardiac resynchronization therapy defibrillator (CRT-D) and FortifyTM ICD, which were both launched in U.S. and European markets. The UnifyTM CRT-D and FortifyTM ICD are smaller, deliver more energy and have a longer battery life than comparable conventional devices. In the United States, first quarter 2011 ICD net sales of $280.5 million were flat compared to the prior year. However, Boston Scientific’s 2010 U.S. ICD sales suspension resulted in a benefit of approximately $25 million to our first quarter 2010 net sales. Internationally, first quarter 2011 ICD net sales of $184.8 million increased 8% compared to the first quarter of 2010. Foreign currency translation had a $2.7 million favorable impact on international ICD net sales in the first quarter of 2011 compared to the first quarter of 2010.

Pacemaker net sales decreased slightly in the first quarter of 2011 compared to the first quarter of 2010. In the United States, first quarter 2011 pacemaker net sales of $130.6 million increased 2% compared to the same period last year. Internationally, first quarter 2011 pacemaker net sales of $166.1 million decreased 4% compared to the first quarter of 2010. Foreign currency translation had a $4.5 million favorable impact on international pacemaker net sales in the first quarter of 2011 compared to the same period last year.

Cardiovascular

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010	% Change

Vascular products	$183,943	$168,688	9.0%
Structural heart products	143,426	86,869	65.1%
	$327,369	$255,557	28.1%

Cardiovascular net sales increased 28% during the first three months of 2011 compared to the same period one year ago driven by incremental net sales from our 2010 acquisitions of AGA Medical and LightLab Imaging. CV net sales were also favorably impacted by foreign currency translation of $6.0 million. Vascular products’ net sales increased 9% during the first quarter of 2011 compared to the first quarter of 2010 primarily due to incremental AGA Medical net sales of vascular plugs and favorable foreign currency translation of $4.9 million, partially offset by decreased sales volumes associated with our Angio-Seal™ active closure devices. Structural heart products’ net sales increased 65% during the first quarter of 2011 over the first quarter of 2010 due to the incremental AGA Medical net sales of Amplatzer® occluder products and left atrial appendage plugs. Foreign currency translation favorably impacted structural heart products’ net sales by $1.1 million during the first quarter of 2011 compared to the same prior year period.

Atrial Fibrillation

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010	% Change

Atrial fibrillation products	$194,705	$170,108	14.5%

In our Atrial Fibrillation division, our access, diagnosis, visualization, recording and ablation products assist physicians in diagnosing and treating atrial fibrillation and other irregular heart rhythms. AF net sales increased 15% during the first quarter of 2011 compared to the same prior year period due to the continued increase in EP catheter ablation procedures, the continued market penetration of our EnSite® Velocity System and the ongoing rollout of recently approved EP ablation catheters internationally. Foreign currency translation had a favorable impact on AF net sales of $3.2 million in the first quarter of 2011 compared to the first quarter of 2010.

Neuromodulation

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010	% Change

Neuromodulation products	$91,529	$84,308	8.6%

Neuromodulation net sales increased 9% during the first quarter of 2011 compared to the first quarter of 2010. The increase in NMD net sales was driven by continued market acceptance of our products and sales growth in our neurostimulation devices that help manage chronic pain. Foreign currency translation had a minimal favorable impact on NMD net sales during the first quarter of 2011 compared to the same prior year period.

RESULTS OF OPERATIONS

Net sales

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010	% Change

Net sales	$1,375,513	$1,261,696	9.0%

Overall, net sales increased 9% during the first quarter of 2011 compared to the first quarter of 2010 led by incremental net sales from our 2010 acquisitions of AGA Medical and Lightlab Imaging and sales growth from our ICDs and products to treat atrial fibrillation. Our first quarter 2010 net sales also benefited by approximately $25 million from the suspension of Boston Scientific’s U.S. ICD sales. Foreign currency translation had a favorable impact on first quarter 2011 net sales of $17.0 million due primarily to the weakening of the U.S. Dollar against the Japanese Yen. This amount is not indicative of the net earnings impact of foreign currency translation for the first quarter of 2011 due to partially offsetting foreign currency translation impacts on cost of sales and operating expenses.

Net sales by geographic location of the customer were as follows (in thousands):

	Three Months Ended
Net Sales	April 2, 2011	April 3, 2010
United States	$676,075	$648,933
International
Europe	369,312	337,080
Japan	147,493	128,662
Asia Pacific	92,510	68,888
Other (a)	90,123	78,133
	699,438	612,763
	$1,375,513	$1,261,696

(a) No one geographic market is greater than 5% of consolidated net sales.

Gross profit

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010
Gross profit	$1,011,071	$940,527
Percentage of net sales	73.5%	74.5%

Gross profit for the first quarter of 2011 totaled $1,011.1 million, or 73.5% of net sales, compared to $940.5 million, or 74.5% of net sales for the first quarter of 2010. Our gross profit percentage for the first quarter of 2011 was negatively impacted by $14.8 million, or 1.1 percentage points, from inventory step-up amortization costs associated with our AGA Medical acquisition.

Selling, general and administrative (SG&A) expense

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010
Selling, general and administrative	$513,320	$443,290
Percentage of net sales	37.3%	35.1%

SG&A expense for the first quarter of 2011 totaled $513.3 million, or 37.3% of net sales, compared to $443.3 million, or 35.1% of net sales, for the first quarter of 2010. The increase in SG&A expense as a percent of net sales is primarily the result of $24.9 million of contract termination and international integration charges related to our AGA Medical acquisition, which negatively impacted 2011 first quarter SG&A expense as a percent of net sales by 1.8 percentage points. Incremental intangible asset amortization expense from the AGA Medical acquisition also negatively impacted our 2011 first quarter SG&A expense as a percent of net sales by 0.5 percentage points.

Research and development (R&D) expense

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010
Research and development	$175,733	$151,230
Percentage of net sales	12.8%	12.0%

R&D expense in the first quarter of 2011 totaled $175.7 million, or 12.8% of net sales, compared to $151.2 million, or 12.0% of net sales for the first quarter of 2010. R&D expense as a percent of net sales increased during the first quarter of 2011 compared to the same prior year period, reflecting our continuing commitment to fund future long-term growth opportunities. We will continue to balance delivering short-term results with our investments in long-term growth drivers.

Other income (expense), net

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010
Interest income	$1,339	$251
Interest expense	(17,567)	(20,155)
Other	(10,224)	(412)
Total other income (expense), net	$(26,452)	$(20,316)

The unfavorable change in other income (expense) during the first quarter of 2011 compared to the first quarter of 2010 was due to $7.3 million of Puerto Rico excise tax recognized in other expense. The 4% Puerto Rico excise tax became effective in 2011, and we incur this tax on most purchases made from our Puerto Rico subsidiary. This tax is almost entirely offset by the foreign tax credits which are recognized as a benefit to income tax expense.

The decrease in first quarter 2011 interest expense from the first quarter of 2010 resulted from $3.7 million of unamortized debt issuance costs expensed in the first quarter of 2010 in connection with our March 2010 repayment of our Yen-denominated term loan due December 2011.

Income taxes

	Three Months Ended
(as a percent of pre-tax income)	April 2, 2011	April 3, 2010
Effective tax rate	21.0%	26.8%

Our first quarter 2011 effective income tax rate was 21.0% compared to 26.8% during the first quarter of 2010. As discussed previously, the 4% Puerto Rico excise tax, which is levied on most purchases from Puerto Rico, became effective beginning in 2011. Because the excise tax is not levied on income, generally accepted accounting principles do not allow for the excise tax to be recognized as part of income tax expense. However, the resulting foreign tax credit or income tax deduction is recognized as a benefit to income tax expense, thus favorably impacting our effective income tax rate. As a result, our effective tax rate was favorably impacted by 1.6 percentage points in the first quarter of 2011, compared to the first quarter of 2010.

Additionally, our effective tax rate for the first three months of 2010 does not include the impact of the federal research and development tax credit (R&D tax credit), as the R&D tax credit was not enacted into law until the fourth quarter of 2010. As a result, our first quarter 2010 effective tax rate was negatively impacted by 2.0 percentage points.

LIQUIDITY

We believe that our existing cash balances, future cash generated from operations and available borrowing capacity under our $1.5 billion long-term committed credit facility (Credit Facility) and related commercial paper program will be sufficient to fund our operating needs, working capital requirements, R&D opportunities, capital expenditures, debt service requirements and shareholder dividends over the next twelve months and in the foreseeable future thereafter. We do not have any significant debt maturities until 2013. The majority of our outstanding April 2, 2011 debt portfolio matures after December 2015.

We believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital should suitable investment and growth opportunities arise. Our credit ratings are investment grade. We monitor capital markets regularly and may raise additional capital when market conditions or interest rate environments are favorable.

At April 2, 2011, a portion of our cash and cash equivalents was held by our non-U.S. subsidiaries. These funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practical to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate funds held by our non-U.S. subsidiaries.

We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the most recently completed quarter) increased from 90 days at January 1, 2011 to 91 days at April 2, 2011. Our DIOH (ending net inventory divided by average daily cost of sales for the most recently completed six months) increased from 163 days at January 1, 2011 to 165 days at April 2, 2011. Special charges recognized in cost of sales as well as acquisition impacts to cost of sales and inventory during the last six months reduced our April 2, 2011 DIOH by 4 days. Special charges recognized in cost of sales in the second half of 2010 reduced our January 1, 2011 DIOH by 7 days; however, the impact of our acquisitions in the second half of 2010 offset the special charge impact, increasing our DIOH by 7 days.

A summary of our cash flows from operating, investing and financing activities is provided in the following table (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Net cash provided by (used in):
Operating activities	$238,822	$192,475
Investing activities	(72,719)	(112,083)
Financing activities	(9,250)	60,788
Effect of currency exchange rate changes on cash and cash equivalents	6,608	(4,233)
Net increase in cash and cash equivalents	$163,461	$136,947

Operating Cash Flows

Cash provided by operating activities was $238.8 million during the first three months of 2011, a 24% increase compared to $192.5 million during the first three months of 2010. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, accounts payable, accrued liabilities and income taxes payable.

Investing Cash Flows

Cash used in investing activities was $72.7 million during the first three months of 2011 compared to $112.1 million during the same period last year. Our purchases of property, plant and equipment, which totaled $69.5 million and $75.6 million in the first three months of 2011 and 2010, respectively, primarily reflect our continued investment in our product growth platforms currently in place. While no acquisition payments were made in the first quarter of 2011, during the first quarter of 2010 we made a final scheduled acquisition payment of $31.3 million for MediGuide, Inc.

Financing Cash Flows

Cash used in financing activities was $9.3 million during the first three months of 2011 compared to $60.8 million of cash provided by financing activities in the first three months of 2010. Our financing cash flows can fluctuate significantly depending upon our liquidity needs and the amount of stock option exercises. During the first three months of 2011, we repurchased $309.2 million of our common stock, which was financed primarily with cash generated from operations and commercial paper net issuances of $135.4 million. We also borrowed 6.5 billion Japanese Yen under uncommitted credit facilities with two commercial Japanese banks and used the proceeds to repay the outstanding balance on the Yen-denominated term loan due December 2011. During the first three months of 2010, we issued $450.0 million principal amount of 2.2% Senior Notes due 2013 (2013 Senior Notes) and used the proceeds to retire $432.0 million of outstanding debt obligations.

DEBT AND CREDIT FACILITIES

We have a long-term $1.5 billion committed Credit Facility used to support our commercial paper program and for general corporate purposes. The Credit Facility expires in February 2015. Borrowings under this facility bear interest initially at LIBOR plus 0.875%, subject to adjustment in the event of a change in our credit ratings. Commitment fees under this Credit Facility are not material. There were no outstanding borrowings under the Credit Facility as of April 2, 2011 or January 1, 2011.

Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. We began issuing commercial paper during November 2010 and had an outstanding commercial paper balance of $160.9 million and $25.5 million at April 2, 2011 and January 1, 2011, respectively. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. Our commercial paper has historically been issued at lower interest rates than borrowings available under the Credit Facility.

In March 2010, we issued $450.0 million principal amount of 2013 Senior Notes and used the proceeds to retire outstanding debt obligations. Interest payments on the 2013 Senior Notes are required on a semi-annual basis. We may redeem the 2013 Senior Notes at any time at the applicable redemption price. The 2013 Senior Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness.

Concurrent with the issuance of the 2013 Senior Notes, we entered into a 3-year, $450.0 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of our fixed-rate 2013 Senior Notes. On November 8, 2010, we terminated the interest rate swap and received a cash payment of $19.3 million. The gain from terminating the interest rate swap agreement is being amortized as a reduction of interest expense over the remaining life of the 2013 Senior Notes.

In July 2009, we issued $700.0 million aggregate principal amount of 5-year, 3.75% Senior Notes (2014 Senior Notes) and $500.0 million aggregate principal amount of 10-year, 4.875% Senior Notes (2019 Senior Notes). In August 2009, we used $500.0 million of the net proceeds from the 2014 Senior Notes and 2019 Senior Notes to repay all amounts outstanding under our credit facility. We may redeem the 2014 Senior Notes or 2019 Senior Notes at any time at the applicable redemption prices. Both the 2014 Senior Notes and 2019 Senior Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness.

In December 2010, we issued our $500.0 million principal amount 5-year, 2.50% unsecured senior notes (2016 Senior Notes). The majority of the net proceeds from the issuance of the 2016 Senior Notes were used for general corporate purposes including the repurchase of our common stock. Interest payments are required on a semi-annual basis. We may redeem the 2016 Senior Notes at any time at the applicable redemption price. The 2016 Senior Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness.

Concurrent with the issuance of the 2016 Senior Notes, we entered into a 5-year, $500.0 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of our fixed-rate 2016 Senior Notes. As of April 2, 2011, the fair value of the swap was a $13.6 million liability which was classified as other liabilities on the consolidated balance sheet, with a corresponding adjustment to the carrying value of the 2016 Senior Notes. Refer to Note 12 of the Consolidated Financial Statements for additional information regarding the interest rate swap.

In April 2010, we issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Yen (the equivalent of $153.9 million at April 2, 2011 and $156.3 million at January 1, 2011) and 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Yen (the equivalent of $98.2 million at April 2, 2011 and $99.7 million at January 1, 2011). We used the net proceeds from these issuances to repay our 1.02% Yen-denominated notes that matured on May 7, 2010 totaling 20.9 billion Yen. Interest payments on the 2.04% Yen Notes and 1.58% Yen Notes are required on a semi-annual basis and the principal amounts recorded on the balance sheet fluctuate based on the effects of foreign currency translation.

In March 2011, we borrowed 6.5 billion Japanese Yen under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The proceeds from the borrowings were used to repay the outstanding balance on the Yen-denominated term loan due December 2011. The outstanding 6.5 billion Japanese Yen balance was the equivalent of $78.4 million at April 2, 2011. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at the Yen LIBOR plus 0.25% and the other half of the borrowings bear interest at the Yen LIBOR plus 0.275%. The entire principal balance is due in March 2012 with an option to renew with the lenders’ consent.

Our Credit Facility and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 60% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the Credit Facility, our senior notes and Yen Notes we also have certain limitations on how we conduct our business, including limitations on additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of April 2, 2011.

SHARE REPURCHASES

On October 15, 2010, our Board of Directors authorized a share repurchase program of up to $600.0 million of our outstanding common stock. On October 21, 2010, our Board of Directors authorized an additional $300.0 million of share repurchases as part of this share repurchase program. Through January 1, 2011, we had repurchased 15.4 million shares for $625.3 million at an average repurchase price of $40.63 per share. We continued repurchasing shares in 2011 and completed the repurchases under the program on January 20, 2011, repurchasing a total of 22.0 million shares for $900.0 million at an average repurchase price of $40.87 per share.

DIVIDENDS

On February 26, 2011, our Board of Directors authorized a cash dividend of $0.21 per share paid on April 29, 2011 to holders of record as of March 31, 2011. We expect to continue to pay quarterly cash dividends in the foreseeable future, subject to Board approval.

COMMITMENTS AND CONTINGENCIES

We have certain contingent commitments to acquire various businesses involved in the distribution of our products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of April 2, 2011, we could be required to pay approximately $18 million in future periods to satisfy such commitments. A description of our contractual obligations and other commitments is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2010 Annual Report on Form 10-K. We have no off-balance sheet financing arrangements other than that previously disclosed in our 2010 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENTS

In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast”, “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in the sections entitled Off-Balance Sheet Arrangements and Contractual Obligations and Market Risk in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2010 Annual Report on Form 10-K and in Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors of our 2010 Annual Report on Form 10-K as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the list below.

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

12.

Severe weather or other natural disasters that can adversely impact customers purchasing patterns and/or patient implant procedures or cause damage to the facilities of our critical suppliers or one or more of our facilities, such as an earthquake affecting our facilities in California or a hurricane affecting our facilities in Puerto Rico.

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

There have been no material changes since January 1, 2011 in our market risk. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2010 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

As of April 2, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2011.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The risks factors identified in Part II, Item 1A of our Annual Report on Form 10-K for the year ended January 1, 2011 have not changed in any material respect other than the updated risk factors as follows.

We are not insured against all potential losses. Natural disasters or other catastrophes could adversely affect our business, financial condition and results of operations.

The occurrence of one or more natural disasters, such as hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes and tsunamis, severe changes in climate and geo-political events, such as acts of war, civil unrest or terrorist attacks, in a country in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. For example, we have significant CRM facilities located in Sylmar and Sunnyvale, California. Earthquake insurance in California is currently difficult to obtain, extremely costly and restrictive with respect to scope of coverage. Our earthquake insurance for these California facilities provides $10 million of insurance coverage in the aggregate, with a deductible equal to 5% of the total value of the facility and contents involved in the claim. Consequently, despite this insurance coverage, we could incur uninsured losses and liabilities arising from an earthquake near one or both of our California facilities as a result of various factors, including the severity and location of the earthquake, the extent of any damage to our facilities, the impact of an earthquake on our California workforce and on the infrastructure of the surrounding communities and the extent of damage to our inventory and work in process. While we believe that our exposure to significant losses from a California earthquake could be partially mitigated by our ability to manufacture some of our CRM products at our manufacturing facilities in Sweden and Puerto Rico, the losses could have a material adverse effect on our business for an indeterminate period of time before this manufacturing transition is complete and operates without significant problems. Furthermore, our manufacturing facilities in Puerto Rico may suffer damage as a result of hurricanes which are frequent in the Caribbean and which could result in lost production and additional expenses to us to the extent any such damage is not fully covered by our hurricane and business interruption insurance.

Further, when natural disasters, such as the recent earthquake and tsunami in Japan (whose market represents approximately 10% of our annual net revenues) result in wide-spread destruction, the impact on our business may not be readily apparent. This is especially true when trying to assess the impact of the disaster on our customers, who themselves may not fully understand the impact of the event on their business. There can be no assurances that future operations and revenues may not be seriously affected by, among other things, the rolling electrical blackouts and industry wide shutdowns now occurring in Japan as well as the potential of a nuclear disaster occurring at a power plant installation. The disaster in Japan may also result in a downturn in the Japanese economy as a whole. As a result, we are currently unable to assess the full impact of these events and there is no assurance that our results of operations may not be materially affected as a result of the impact of the disaster.

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

The global financial crisis has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in the global economy, and these and other factors beyond our control may adversely affect our ability to borrow money in the credit markets and to obtain financing for acquisitions or other general corporate and commercial purposes. Our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products or to pay for products they do purchase on a timely basis, if at all. While the economic environment has begun to show signs of improvement, the strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our average selling prices, net sales, profit margins, procedural volumes and reimbursement rates from third party payors. Further, recent political and civil unrest in North Africa and the Middle East, the earthquake and tsunami that has devastated Japan and governmental budgetary concerns have resulted in more uncertainty as to the timing and strength of the recovery. In addition, the current economic conditions may adversely affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On October 18, 2010, our Board of Directors announced a share repurchase program of up to $600.0 million of our outstanding common stock with no expiration date. On October 21, 2010, our Board of Directors announced an additional $300.0 million of authorized share repurchases as part of this share repurchase program. Through January 1, 2011, we had repurchased 15.4 million shares for $625.3 million at an average repurchase price of $40.63 per share. We continued repurchasing shares in 2011 and completed the repurchases under the program on January 20, 2011, repurchasing a total of 22.0 million shares for $900.0 million at an average repurchase price of $40.87 per share.

The following table provides information about the shares we repurchased during the first quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

1/2/2011 - 1/29/2011	6,630,093	$41.44	6,630,093	$—
1/30/2011 - 3/5/2011	—	—	—	—
3/6/2011 - 4/2/2011	—	—	—	—

Total	6,630,093	41.44	6,630,093	$—

Item 6.	EXHIBITS

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended April 2, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

May 10, 2011	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

12	Computation of Ratio of Earnings to Fixed Charges. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101

Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended April 2, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements. *

#	Filed as an exhibit to this Quarterly Report on Form 10-Q.
*	Furnished herewith.