Form 10-Q
period 2011-07-02
ST JUDE MEDICAL INC
filed 2011-08-10
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 2011 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission File Number: 1-12441

ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☐ Yes ☒ No

The number of shares of common stock, par value $.10 per share, outstanding on August 1, 2011 was 329,503,297.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$1,446,751	$1,312,769	$2,822,264	$2,574,465
Cost of sales:
Cost of sales before special charges	383,877	345,302	748,319	666,471
Special charges	11,046	—	11,046	—
Total cost of sales	394,923	345,302	759,365	666,471
Gross profit	1,051,828	967,467	2,062,899	1,907,994
Selling, general and administrative expense	513,841	447,610	1,027,161	890,900
Research and development expense	176,334	155,104	352,067	306,334
Purchased in-process research and development charges	4,400	—	4,400	—
Special charges	32,169	—	32,169	—
Operating profit	325,084	364,753	647,102	710,760
Other income (expense), net	(25,013)	(20,230)	(51,465)	(40,546)
Earnings before income taxes	300,071	344,523	595,637	670,214
Income tax expense	59,177	90,485	121,315	177,607
Net earnings	$240,894	$254,038	$474,322	$492,607

Net earnings per share:
Basic	$0.73	$0.78	$1.45	$1.51
Diluted	$0.72	$0.77	$1.43	$1.50

Cash dividends declared per share:	$0.21	$—	$0.42	$—

Weighted average shares outstanding:
Basic	328,618	326,924	326,941	326,113
Diluted	332,635	329,313	330,757	328,684

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	July 2, 2011 (Unaudited)	January 1, 2011
ASSETS
Current Assets
Cash and cash equivalents	$832,817	$500,336
Accounts receivable, less allowance for doubtful accounts of $39,101 at July 2, 2011 and $35,354 at January 1, 2011	1,443,614	1,331,210
Inventories	699,163	667,545
Deferred income taxes, net	204,207	196,599
Other current assets	178,715	216,458
Total current assets	3,358,516	2,912,148
Property, plant and equipment, at cost	2,393,776	2,224,349
Less accumulated depreciation	(1,009,260)	(900,418)
Net property, plant and equipment	1,384,516	1,323,931
Goodwill	2,979,493	2,955,602
Other intangible assets, net	945,393	987,060
Other assets	427,479	387,707
TOTAL ASSETS	$9,095,397	$8,566,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$80,465	$79,637
Accounts payable	166,080	297,551
Dividends payable	69,136	—
Accrued expenses
Employee compensation and related benefits	322,836	320,323
Other	367,805	319,739
Total current liabilities	1,006,322	1,017,250
Long-term debt	2,486,016	2,431,966
Deferred income taxes, net	303,313	310,503
Other liabilities	464,064	435,058
Total liabilities	4,259,715	4,194,777
Commitments and Contingencies (Note 6)	—	—
Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 329,217,266 and 329,018,166 shares issued and outstanding at July 2, 2011 and January 1, 2011, respectively)	32,922	32,902
Additional paid-in capital	275,521	156,126
Retained earnings	4,333,840	4,098,639
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	177,575	68,897
Unrealized gain on available-for-sale securities	15,824	15,107
Total shareholders’ equity	4,835,682	4,371,671
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,095,397	$8,566,448

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Six Months Ended	July 2, 2011	July 3, 2010
OPERATING ACTIVITIES
Net earnings	$474,322	$492,607
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	148,793	115,364
Amortization of debt discount (premium)	(2,701)	454
Inventory step-up amortization	29,442	—
Stock-based compensation	37,998	36,441
Excess tax benefits from stock-based compensation	(8,518)	(8,002)
Purchased in-process research and development charges	4,400	—
Deferred income taxes	(16,583)	11,386
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(48,223)	(135,361)
Inventories	(48,074)	(19,860)
Other current assets	44,030	(38,140)
Accounts payable and accrued expenses	(57,013)	43,625
Income taxes payable	13,837	—
Other, net	12,113	(3,133)
Net cash provided by operating activities	583,823	495,381
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(162,625)	(145,752)
Business acquisition payments, net of cash acquired	—	(135,601)
Other, net	(19,491)	(16,152)
Net cash used in investing activities	(182,116)	(297,505)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	241,587	65,187
Excess tax benefits from stock-based compensation	8,518	8,002
Common stock repurchased, including related costs	(309,204)	—
Dividends paid	(68,647)	—
Issuances/payments of commercial paper borrowings, net	46,300	—
Borrowings under debt facilities	—	671,094
Payments under debt facilities	—	(655,723)
Net cash provided by (used in) financing activities	(81,446)	88,560
Effect of currency exchange rate changes on cash and cash equivalents	12,220	(12,309)
Net increase in cash and cash equivalents	332,481	274,127
Cash and cash equivalents at beginning of period	500,336	392,927
Cash and cash equivalents at end of period	$832,817	$667,054

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-6, Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including (i) significant transfers into and out of Level 1 and Level 2 fair value measurements and (ii) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASC Topic 820 was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which were effective for interim and annual periods beginning after December 15, 2010. The Company adopted the additional disclosures required for Level 1 and Level 2 fair value measurements beginning in fiscal year 2010 and adopted Level 3 disclosures beginning in fiscal year 2011.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 14) for the six months ended July 2, 2011 were as follows (in thousands):

	CRM/NMD	CV/AF	Total
Balance at January 1, 2011	$1,231,120	$1,724,482	$2,955,602
Foreign currency translation and other	5,062	18,829	23,891
Balance at July 2, 2011	$1,236,182	$1,743,311	$2,979,493

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	July 2, 2011		January 1, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Definite-lived intangible assets:
Purchased technology and patents	$913,974	$245,210	$910,035	$208,362
Customer lists and relationships	184,871	110,080	184,327	100,608
Trademarks and tradenames	24,460	7,544	24,370	7,431
Licenses, distribution agreements and other	6,240	4,388	6,170	4,511
	$1,129,545	$367,222	$1,124,902	$320,912

Indefinite-lived intangible assets:
Acquired IPR&D	$134,270		$134,270
Trademarks and tradenames	48,800		48,800
	$183,070		$183,070

NOTE 4 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	July 2, 2011	January 1, 2011
Finished goods	$492,540	$466,191
Work in process	67,347	62,607
Raw materials	139,276	138,747
	$699,163	$667,545

NOTE 5 – DEBT

The Company’s debt consisted of the following (in thousands):

	July 2, 2011	January 1, 2011
2.20% senior notes due 2013	$463,998	$467,168
3.75% senior notes due 2014	699,354	699,248
2.50% senior notes due 2016	497,331	489,496
4.875% senior notes due 2019	494,880	494,563
1.58% Yen-denominated senior notes due 2017	100,774	99,737
2.04% Yen-denominated senior notes due 2020	157,879	156,254
Yen-denominated term loan due 2011	—	79,637
Yen-denominated credit facilities due 2012	80,465	—
Commercial paper borrowings	71,800	25,500
Total debt	2,566,481	2,511,603
Less: current debt obligations	80,465	79,637
Long-term debt	$2,486,016	$2,431,966

Expected future minimum principal payments under the Company’s debt obligations are as follows: $80.5 million in 2012; $450.0 million in 2013; $700.0 million in 2014; $500.0 million in 2016; and $830.5 million in years thereafter.

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

Concurrent with the issuance of the 2016 Senior Notes, the Company entered into a 5-year, $500.0 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of the Company’s fixed-rate 2016 Senior Notes. As of July 2, 2011, the fair value of the swap was a $2.3 million liability which was classified as other liabilities on the consolidated balance sheet, with a corresponding adjustment to the carrying value of the 2016 Senior Notes. Refer to Note 13 for additional information regarding the interest rate swap.

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

1.58% Yen-denominated senior notes due 2017: On April 28, 2010, the Company issued 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Yen (the equivalent of $100.8 million at July 2, 2011 and $99.7 million at January 1, 2011). The net proceeds from the issuance of the 1.58% Yen Notes were used to repay the 1.02% Yen-denominated Notes due May 2010 (1.02% Yen Notes). The principal amount of the 1.58% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2017.

2.04% Yen-denominated senior notes due 2020: On April 28, 2010, the Company issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Yen (the equivalent of $157.9 million at July 2, 2011 and $156.3 million at January 1, 2011). The net proceeds from the issuance of the 2.04% Yen Notes were used to repay the 1.02% Yen Notes. The principal amount of the 2.04% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2020.

Yen–denominated credit facilities: In March 2011, the Company borrowed 6.5 billion Japanese Yen under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The proceeds from the borrowings were used to repay the outstanding balance on the Yen-denominated term loan due December 2011. The outstanding 6.5 billion Japanese Yen balance was the equivalent of $80.5 million at July 2, 2011. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at Yen LIBOR plus 0.25% and the other half of the borrowings bear interest at Yen LIBOR plus 0.275%. The entire principal balance is due in March 2012.

Other available borrowings: In December 2010, the Company entered into a $1.5 billion unsecured committed credit facility (Credit Facility) that it may draw on for general corporate purposes and to support its commercial paper program. The Credit Facility expires in February 2015. Borrowings under the Credit Facility bear interest initially at LIBOR plus 0.875%, subject to adjustment in the event of a change in the Company’s credit ratings. As of July 2, 2011 and January 1, 2011, the Company had no outstanding borrowings under the Credit Facility.

The Company’s commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. The Company began issuing commercial paper during November 2010 and had an outstanding commercial paper balance of $71.8 million as of July 2, 2011 and $25.5 million as of January 1, 2011. During the first six months of 2011, the Company’s weighted average effective interest rate on its commercial paper borrowings was approximately 0.28%. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. The Company classifies all of its commercial paper borrowings as long-term debt, as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed Credit Facility.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

Silzone® Litigation and Insurance Receivables: The Company has been sued in various jurisdictions beginning in March 2000 by some patients who received a heart valve product with Silzone® coating, which the Company stopped selling in January 2000. The Company has vigorously defended against the claims that have been asserted and will continue to do so with respect to any remaining claims.

The Company has two outstanding class action cases in Ontario and one individual case in British Columbia by the Provincial health insurer. In Ontario, a class action case involving Silzone patients has been certified, and the trial on common class issues began in February 2010. The testimony and evidence submissions for this trial were completed in March 2011, and closing briefing and argument is presently scheduled to be completed by the end of September 2011. Depending on the Court’s ruling in this common issues trial, there may be further proceedings, including appeal, in the future. A second case seeking class action status in Ontario has been stayed pending resolution of the ongoing Ontario class action. The complaints in the Ontario cases request damages up to 2.0 billion Canadian Dollars (the equivalent of $2.1 billion at July 2, 2011). Based on the Company’s historical experience, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed. The British Columbia Provincial health insurer has a lawsuit seeking to recover the cost of insured services furnished or to be furnished to class members in the British Columbia class action resolved in 2010, and that lawsuit remains pending in the British Columbia court.

The Company has recorded an accrual for probable legal costs, settlements and judgments for Silzone related litigation. The Company is not aware of any unasserted claims related to Silzone-coated products. For all Silzone legal costs incurred, the Company records insurance receivables for the amounts that it expects to recover based on its assessment of the specific insurance policies, the nature of the claim and the Company’s experience with similar claims. Any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves could be material to the Company’s consolidated earnings, financial position and cash flows. The following table summarizes the Company’s Silzone legal accrual and related insurance receivable at July 2, 2011 and January 1, 2011 (in thousands):

	July 2, 2011	January 1, 2011
Silzone legal accrual	$23,832	$24,032
Silzone insurance receivable	$14,700	$12,799

The Company’s current and final insurance layer for Silzone claims consists of $30 million of coverage with two insurance carriers. To the extent that the Company’s future Silzone costs and expenses exceed its remaining insurance coverage, the Company would be responsible for such costs. The Company has not recorded an expense related to any potential future damages as they are not probable or reasonably estimable at this time.

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

After Volcano acquired Axsun in December 2008, LightLab Imaging sued Axsun and Volcano in Massachusetts, asserting a number of claims arising out of Volcano’s acquisition of Axsun. In January 2011, the court ruled that Axsun’s and Volcano’s conduct constituted knowing and willful violations of a statute that prohibits unfair or deceptive acts or practices or acts of unfair competition, entitling LightLab Imaging to double damages, and furthermore, that LightLab Imaging was entitled to recover attorneys’ fees. In February 2011, Volcano and Axsun were ordered to pay the Company for reimbursement of attorneys’ fees and double damages which Volcano paid to the Company in July. The Court also issued certain injunctions against Volcano and Axsun when it entered its final judgment.

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

In May 2011, LightLab Imaging initiated a lawsuit against Volcano and Axsun in the Delaware state court. The suit seeks to enforce LightLab Imaging’s exclusive contract with Axsun, to prevent Volcano from interfering with that contract, to bar Axsun and Volcano from using LightLab Imaging confidential information and trade secrets, and to prevent Volcano and Axsun from violating a Massachusetts statute prohibiting unfair methods of competition and unfair or deceptive acts or practices relating to LightLab Imaging’s tunable laser technology. Volcano and Axsun have filed a motion seeking to dismiss this lawsuit, and this motion is scheduled to be heard by the Court in September 2011.

Volcano Corporation & St. Jude Medical Patent Litigation: In July 2010, the Company filed a lawsuit in federal district court in Delaware against Volcano for patent infringement. In the suit, the Company asserted five patents against Volcano and seeks injunctive relief and monetary damages. The infringed patents are part of the St. Jude Medical PressureWire® technology platform, which was acquired as part of St. Jude Medical’s purchase of Radi Medical Systems in December 2008.Volcano has filed counterclaims against the Company in this case, alleging certain St. Jude Medical patent claims are unenforceable and that certain St. Jude Medical products infringe four Volcano patents. The Company believes the assertions and claims made by Volcano are without merit. Trial in this case is scheduled for October 2012.

Securities Class Action Litigation: In March 2010, a securities class action lawsuit was filed in federal district court in Minnesota against the Company and certain officers on behalf of purchasers of St. Jude Medical common stock between April 22, 2009 and October 6, 2009. The lawsuit relates to the Company’s earnings announcements for the first, second and third quarters of 2009, as well as a preliminary earnings release dated October 6, 2009. The complaint, which seeks unspecified damages and other relief as well as attorneys’ fees, alleges that the Company failed to disclose that it was experiencing a slowdown in demand for its products and was not receiving anticipated orders for Cardiac Rhythm Management (CRM) devices. Class members allege that the Company’s failure to disclose the above information resulted in the class purchasing St. Jude Medical stock at an artificially inflated price. The Company intends to vigorously defend against the claims asserted in this lawsuit. In October 2010, the Company filed a motion to dismiss the lawsuit, which was heard by the district court in April 2011.

AGA Securities Class Action: In connection with the acquisition of AGA Medical Inc. (AGA Medical), the Company, in addition to AGA Medical and other defendants, has been named as a defendant in two putative stockholder class action complaints, one filed in the Fourth Judicial District Court of Minnesota and the other filed in the Delaware Court of Chancery, both in October 2010. The plaintiffs in the complaints allege, among other claims, that AGA Medical’s directors breached their fiduciary duties to AGA Medical’s stockholders by accepting an inadequate price, failing to make full disclosure and utilizing unreasonable deal protection devices and further alleges that AGA Medical and the Company aided and abetted the purported breaches of fiduciary duty. The complaints seek injunctive relief, including to enjoin the transaction, in addition to unspecified compensatory damages, attorneys’ fees, other fees and costs and other relief. The acquisition of AGA Medical was completed on November 18, 2010 and the parties to this action entered into a memorandum of understanding in November 2010 to settle the litigation, the amount of which was not material. The parties have executed a stipulation of settlement and the settlement approval hearing with the Delaware Court of Chancery is scheduled for September 2011.

Other than disclosed above, the Company has not recorded an expense related to any potential damages in connection with these litigation matters because any potential loss is not probable or reasonably estimable.

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

On April 23, 2010, the FDA issued a warning letter based upon a July 29, 2009 inspection of the Company’s Sunnyvale, California facility and a review of its website. The warning letter cited the Company for its promotion and marketing of the Epicor™ LP Cardiac Ablation System and the Epicor UltraCinch LP Ablation Device based on certain statements made in the Company’s marketing materials. The Company worked cooperatively with the FDA to resolve the issues noted, and the Company’s corrective actions were verified during a follow-up FDA audit of the facility with no observations noted.

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

The Company has not recorded an expense related to any potential damages in connection with these matters because any potential loss is not probable or reasonably estimable. The Company is also involved in various other lawsuits, claims and proceedings that arise in the ordinary course of business.

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

Changes in the Company’s product warranty liability during the three months and six months ended July 2, 2011 and July 3, 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Balance at beginning of period	$26,941	$21,157	$25,127	$19,911
Warranty expense recognized	3,282	1,645	5,668	3,382
Warranty credits issued	(1,255)	(589)	(1,827)	(1,080)
Balance at end of period	$28,968	$22,213	$28,968	$22,213

Other Commitments

The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of July 2, 2011, the Company estimates it could be required to pay approximately $25.8 million in future periods to satisfy such commitments. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2010 Annual Report on Form 10-K for additional information.

NOTE 7 – PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT (IPR&D) AND SPECIAL CHARGES

IPR&D Charges

During the second quarter of 2011, the Company recorded IPR&D charges of $4.4 million in conjunction with the purchase of intellectual property in its CRM segment since the related technological feasibility had not yet been reached and such technology had no future alternative use.

Special Charges

The Company incurred special charges totaling $43.2 million primarily related to restructuring actions initiated during the second quarter of 2011 to realign certain activities in the Company’s CRM business. A key component of these restructuring activities related to the Company’s decision to transition CRM manufacturing out of Sweden to more cost-advantaged locations. As part of these actions, the Company recorded $21.5 million related to severance and benefit costs for approximately 335 employees. These costs were recognized after management determined that such severance and benefits were probable and estimable, in accordance with Accounting Standards Codification (ASC) Topic 712, Nonretirement Postemployment Benefits. The Company also recorded a $12.0 million impairment charge to write-down its CRM manufacturing facility in Sweden to its fair value. The impairment charge was recognized in accordance with ASC Topic 360, Property, Plant and Equipment after it was determined that its remaining undiscounted future cash flows did not exceed its carrying value. The Company also recorded charges of $9.7 million associated with contract terminations, inventory obsolescence charges and other costs.

As part of the Company’s decision to transition CRM manufacturing out of Sweden, the Company expects to incur additional costs of approximately $60 - $80 million over the next several quarters related to additional employee termination costs, accelerated depreciation and other restructuring related costs. The Company expects to fully transition its manufacturing operations out of Sweden by the end of fiscal year 2012.

NOTE 8 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Numerator:
Net earnings	$240,894	$254,038	$474,322	$492,607
Denominator:
Basic weighted average shares outstanding	328,618	326,924	326,941	326,113
Effect of dilutive securities:
Employee stock options	3,843	2,389	3,684	2,570
Restricted stock units	172	—	130	—
Restricted stock awards	2	—	2	1
Diluted weighted average shares outstanding	332,635	329,313	330,757	328,684
Basic net earnings per share	$0.73	$0.78	$1.45	$1.51
Diluted net earnings per share	$0.72	$0.77	$1.43	$1.50

Approximately 6.6 million and 17.7 million shares of common stock subject to stock options, restricted stock awards and restricted stock units were excluded from the diluted net earnings per share computation for the three months ended July 2, 2011 and July 3, 2010, respectively, because they were not dilutive. Additionally, approximately 7.0 million and 18.0 million shares of common stock subject to stock options, restricted stock awards and restricted stock units were excluded from the diluted net earnings per share computation for the six months ended July 2, 2011 and July 3, 2010, respectively, because they were not dilutive.

NOTE 9 – COMPREHENSIVE INCOME

The table below sets forth the principal components in other comprehensive income (loss), net of the related income tax impact (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net earnings	$240,894	$254,038	$474,322	$492,607
Other comprehensive income (loss):
Cumulative translation adjustment	21,616	(65,380)	108,678	(117,758)
Unrealized gain (loss) on available-for-sale securities	(1,163)	2,639	717	2,584
Total comprehensive income	$261,347	$191,297	$583,717	$377,433

NOTE 10 – OTHER INCOME (EXPENSE), NET

The Company’s other income (expense) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Interest income	$606	$471	$1,945	$722
Interest expense	(17,194)	(15,430)	(34,761)	(35,585)
Other	(8,425)	(5,271)	(18,649)	(5,683)
Total other income (expense), net	$(25,013)	$(20,230)	$(51,465)	$(40,546)

During 2011, legislation became effective in Puerto Rico that levied a 4% excise tax for most purchases from Puerto Rico. As the excise tax is not levied on income, the Company has classified the tax as other expense. The Company recognized $7.9 million and $15.2 million of excise tax expense in the second quarter and first six months of 2011, respectively, for purchases made from its Puerto Rico subsidiary. This tax is almost entirely offset by the foreign tax credits which are recognized as a benefit to income tax expense.

NOTE 11 – INCOME TAXES

As of July 2, 2011, the Company had $173.1 million accrued for unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. Additionally, the Company had $34.7 million accrued for interest and penalties as of July 2, 2011. At January 1, 2011, the liability for unrecognized tax benefits was $162.9 million and the accrual for interest and penalties was $33.8 million. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for all tax years through 2001. Additionally, substantially all material foreign, state, and local income tax matters have been concluded for all tax years through 1999. The U.S. Internal Revenue Service (IRS) completed an audit of the Company’s 2002 through 2005 tax returns and proposed adjustments in its audit report issued in November 2008. The IRS completed an audit of the Company’s 2006 and 2007 tax returns and proposed adjustments in its audit report issued in March 2011. The Company is vigorously defending its positions and initiated defense at the IRS appellate level in January 2009 for the 2002 through 2005 adjustments and in May 2011 for the 2006 through 2007 adjustments. An unfavorable outcome could have a material negative impact on the Company’s effective income tax rate in future periods.

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

Derivative instruments: The Company’s derivative instruments consist of foreign currency exchange contracts and interest rate swap contracts. The Company classifies these instruments as level 2 as the fair value is determined using inputs other than observable quoted market prices. These inputs include spot and forward foreign currency exchange rates and interest rates that the Company obtains from standard market data providers. The fair value of the Company’s outstanding foreign currency exchange contracts was not material at July 2, 2011 or January 1, 2011.

A summary of financial assets measured at fair value on a recurring basis at July 2, 2011 and January 1, 2011 is as follows (in thousands):

	Balance Sheet Classification	July 2, 2011	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$594,794	$594,794	$—	$—
Trading marketable securities	Other assets	223,014	223,014	—	—
Available-for-sale marketable securities	Other current assets	34,984	34,984	—	—
Total assets		$852,792	$852,792	$—	$—

Liabilities
Interest rate swap	Other liabilities	$2,257	$—	$2,257	$—
Total liabilities		$2,257	$—	$2,257	$—

	Balance Sheet Classification	January 1, 2011	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$364,418	$364,418	$—	$—
Trading marketable securities	Other assets	190,438	190,438	—	—
Available-for-sale marketable securities	Other current assets	33,745	33,745	—	—
Total assets		$588,601	$588,601	$—	$—

Liabilities
Interest rate swap	Other liabilities	$10,046	$—	$10,046	$—
Total liabilities		$10,046	$—	$10,046	$—

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

The fair value measurement standard also applies to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value. The Company did not make any material business combinations during the first six months of 2011 or 2010. Additionally, no material impairments of the Company’s long-lived assets were recognized during the first three months or six months of 2010. During the second quarter of 2011, the Company initiated restructuring actions resulting in the planned future closure of its CRM manufacturing facility in Sweden, resulting in the recognition of a $12.0 million impairment charge to write-down the facility to its estimated fair value.

The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other assets and measured at fair value on a nonrecurring basis. The carrying value of these investments approximated $126 million at July 2, 2011 and $124 million at January 1, 2011. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. When measured on a nonrecurring basis, the Company’s cost method investments are considered Level 3 in the fair value hierarchy, due to the use of unobservable inputs to measure fair value.

Fair Value Measurements of Other Financial Instruments

The aggregate fair value of the Company’s fixed-rate debt obligations at July 2, 2011 (measured using quoted prices in active markets) was $2,490.8 million compared to the aggregate carrying value of $2,414.2 million (inclusive of unamortized debt discounts and interest rate swap fair value adjustments). The fair value of the Company’s variable-rate debt obligations at July 2, 2011 approximated the aggregate $152.3 million carrying value due to the short-term, variable rate interest rate structure of these instruments.

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

Foreign Currency Forward Contracts

The Company hedges a portion of its foreign currency exchange rate risk through the use of forward exchange contracts. The Company uses forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under ASC Topic 815. The Company measures its foreign currency exchange contracts at fair value on a recurring basis. The fair value of outstanding contracts was immaterial as of July 2, 2011 and January 1, 2011. During the second quarter of 2011 and 2010, the net amount of gains (losses) the Company recorded to other income (expense) for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 was a net loss of $4.6 million and a net gain of $4.4 million, respectively. During the first six months of 2011 and 2010, the net amount of gains (losses) recorded to other income (expense) for its forward currency exchange contracts not designated as hedging instruments was a net loss of $8.3 million and a net gain of $6.7 million, respectively. These net gains (losses) were almost entirely offset by corresponding net (losses) gains on the foreign currency exposures being managed. The Company does not enter into contracts for trading or speculative purposes. The Company’s policy is to enter into hedging contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.

Interest Rate Swap

The Company hedges the fair value of certain debt obligations through the use of interest rate swap contracts. For interest rate swap contracts that are designated and qualify as fair value hedges, the gain or loss on the swap and the offsetting gain or loss on the hedged debt instrument attributable to the hedged risk are recognized in net earnings. Changes in the value of the fair value hedge are recognized in interest expense, offsetting the changes in the fair value of the hedged debt instrument. Additionally, any payments made or received under the swap contracts are accrued and recognized as interest expense. The Company’s current interest rate swap is designed to manage the exposure to changes in the fair value of its 2016 Senior Notes. The swap is designated as a fair value hedge of the variability of the fair value of the fixed-rate 2016 Senior Notes due to changes in the long-term benchmark interest rates. Under the swap agreement, the Company agrees to exchange, at specified intervals, fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. As of July 2, 2011, the fair value of the interest rate swap was a $2.3 million liability which was classified as other liabilities on the condensed consolidated balance sheet.

NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company’s four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF), and Neuromodulation (NMD). The primary products produced by each operating segment are: CRM – ICDs and pacemakers; CV – vascular products, which include vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs and other vascular accessories, and structural heart products, which include heart valve replacement and repair products and structural heart defect devices; AF – EP introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems; and NMD – neurostimulation products, which include spinal cord and deep brain stimulation devices.

The Company has aggregated the four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to customers and operating expenses managed by each of the reportable segments. Certain operating expenses managed by the Company’s selling and corporate functions, including all stock-based compensation expense, impairment charges, certain acquisition-related charges IPR&D charges, excise tax expense and special charges have not been recorded in the individual reportable segments. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments. Additionally, certain assets are managed by the Company’s selling and corporate functions, principally including trade receivables, inventory, corporate cash and cash equivalents, certain marketable securities and deferred income taxes. For management reporting purposes, the Company does not compile capital expenditures by reportable segment; therefore, this information has not been presented as it is impracticable to do so.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NMD	CV/AF	Other	Total
Three Months ended July 2, 2011:
Net sales	$896,622	$550,129	$—	$1,446,751
Operating profit	564,966	288,878	(528,760)	325,084

Three Months ended July 3, 2010:
Net sales	$882,835	$429,934	$—	$1,312,769
Operating profit	556,653	244,397	(436,297)	364,753

Six Months ended July 2, 2011:
Net sales	$1,750,061	$1,072,203	$—	$2,822,264
Operating profit	1,100,913	553,300	(1,007,111)	647,102

Six Months ended July 3, 2010:
Net sales	$1,718,866	$855,599	$—	$2,574,465
Operating profit	1,080,590	488,111	(857,941)	710,760

The following table presents the Company’s total assets by reportable segment (in thousands):

Total Assets	July 2, 2011	January 1, 2011
CRM/NMD	$2,418,948	$2,150,359
CV/AF	3,139,034	3,097,190
Other	3,537,415	3,318,899
	$9,095,397	$8,566,448

Geographic Information

The following table presents net sales by geographic location of the customer (in thousands):

	Three Months Ended		Six Months Ended
Net Sales	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
United States	$678,327	$690,095	$1,354,402	$1,339,028
International
Europe	410,758	331,443	780,070	668,523
Japan	156,714	129,593	304,207	258,255
Asia Pacific	106,145	80,419	198,655	149,307
Other (a)	94,807	81,219	184,930	159,352
	768,424	622,674	1,467,862	1,235,437
	$1,446,751	$1,312,769	$2,822,264	$2,574,465

          (a) No one geographic market is greater than 5% of consolidated net sales.

The amounts for long-lived assets by significant geographic market include net property, plant and equipment by physical location of the asset as follows (in thousands):

Long-Lived Assets	July 2, 2011	January 1, 2011
United States	$994,201	$965,936
International
Europe	99,253	85,961
Japan	27,570	25,583
Asia Pacific	77,013	74,537
Other	186,479	171,914
	390,315	357,995
	$1,384,516	$1,323,931

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our business is focused on the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiology, cardiac surgery and atrial fibrillation therapy areas and implantable neurostimulation medical devices for the management of chronic pain. We sell our products in more than 100 countries around the world. Our largest geographic markets are the United States, Europe, Japan and Asia Pacific. Our four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF), and Neuromodulation (NMD). Our principal products in each operating segment are as follows: CRM – tachycardia implantable cardioverter defibrillator systems (ICDs) and bradycardia pacemaker systems (pacemakers); CV – vascular products, which include vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs and other vascular accessories, and structural heart products, which include heart valve replacement and repair products and structural heart defect devices; AF – atrial fibrillation products which include electrophysiology (EP) introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems; and NMD – neurostimulation products, which include spinal cord stimulation and deep brain stimulation devices. References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.

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

We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our net sales relate to CRM devices – ICDs and pacemakers. During the last three weeks in March 2010, a competitor in the CRM market, Boston Scientific Inc. (Boston Scientific), suspended sales of its ICD products in the United States. Although Boston Scientific resumed sales on April 16, 2010, we experienced an incremental ICD net sales benefit to our first two weeks of second quarter 2010 net sales of approximately $15 million. We also experienced an incremental ICD net sales benefit of approximately $25 million during the first quarter of 2010, resulting in an overall $40 million benefit to the first six months of 2010 ICD net sales. Management remains focused on increasing our worldwide CRM market share, as we are one of three principal manufacturers and suppliers in the global CRM market. We are also investing in our other three major growth platforms – cardiovascular, atrial fibrillation and neuromodulation – to increase our market share in these markets.

Net sales in the second quarter and first six months of 2011 were $1,446.8 million and $2,822.3 million, respectively, increases of approximately 10% over both the second quarter and first six months of 2010, respectively. During both the second quarter and first six months of 2011, our net sales increases were led by incremental net sales from our 2010 acquisitions of AGA Medical Inc. (AGA Medical) and LightLab Imaging, Inc. (LightLab Imaging). Our products to treat atrial fibrillation also contributed to the increase. Our AF net sales increased 18% and 16% during the second quarter and first six months of 2011, respectively, over the same periods in 2010. Compared to the same prior year period, our foreign currency translation comparisons increased our second quarter and first six month net sales during 2011 by $74.7 million and $91.7 million, respectively. After experiencing a near-term disruption in our international net sales from the March 2011 Japan earthquake and tsunami, the impact on our Japan business moderated during the second quarter of 2011. Refer to the Segment Performance section for a more detailed discussion of the results for the respective segments.

Our second quarter 2011 net earnings of $240.9 million and diluted net earnings per share of $0.72 decreased 5% and 7%, respectively, compared to our second quarter 2010 net earnings of $254.0 million and diluted net earnings per share of $0.77. Second quarter 2011 net earnings were negatively impacted by $29.0 million of after-tax charges related to realigning certain activities in our CRM operating segment, $10.0 million of AGA Medical inventory step up costs of sale expenses and $2.8 million of purchased in-process research and development charges (IPR&D) associated with the acquisition of certain pre-development technology assets. Net earnings and diluted net earnings per share for the first six months of 2011 were $474.3 million and $1.43 per diluted share, decreases of 4% and 5%, respectively, over the first six months of 2010. During the first six months of 2011, net earnings were negatively impacted by $29.0 million of restructuring charges discussed previously, $19.3 million of AGA Medical inventory step up costs of sale expenses, $18.8 million of AGA Medical-related post-acquisition expenses and $2.8 million of the aforementioned IPR&D charges.

We generated $583.8 million of operating cash flows during the first six months of 2011, compared to $495.4 million of operating cash flows during the first six months of 2010, a 17.9% increase. We ended the second quarter with $832.8 million of cash and cash equivalents and $2,566.5 million of total debt. We also repurchased 6.6 million shares of our common stock for $274.7 million at an average repurchase price of $41.44 per share. Additionally, our Board of Directors authorized two quarterly cash dividends of $0.21 per share payable on April 29, 2011 and July 29, 2011.

NEW ACCOUNTING PRONOUNCEMENTS

Certain new accounting standards became effective for us in the first quarter of fiscal year 2011. Information regarding the new accounting pronouncement that impacted our 2011 first quarter is included in Note 2 to the Condensed Consolidated Financial Statements of our first quarter 2011 Quarterly Report on Form 10-Q. Information regarding new accounting pronouncements that will impact future periods are included below.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The update to ASC Topic 220 requires an entity to present items of net income and other comprehensive income in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income is required to be presented with subtotals for each and a grand total for total comprehensive income. The updated guidance does not change the calculation of earnings per share. ASC Topic 220 is effective for interim and annual reporting periods beginning after December 15, 2011. We expect to adopt this new account pronouncement beginning in fiscal year 2012.

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

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; inventory reserves; valuation of IPR&D, other intangible assets and goodwill; income taxes; litigation reserves and insurance receivables; and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K.

SEGMENT PERFORMANCE

Our four operating segments are Cardiac Rhythm Management (CRM), Cardiovascular (CV), Atrial Fibrillation (AF), and Neuromodulation (NMD). The primary products produced by each operating segment are: CRM – ICDs and pacemakers; CV – vascular products, which include vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs and other vascular accessories, and structural heart products, which include heart valve replacement and repair products and structural heart defect devices; AF – atrial fibrillation products which include EP introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems; and NMD – neurostimulation products, which include spinal cord stimulation and deep brain stimulation devices.

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

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NMD	CV/AF	Other	Total
Three Months ended July 2, 2011:
Net sales	$896,622	$550,129	$—	$1,446,751
Operating profit	564,966	288,878	(528,760)	325,084

Three Months ended July 3, 2010:
Net sales	$882,835	$429,934	$—	$1,312,769
Operating profit	556,653	244,397	(436,297)	364,753

Six Months ended July 2, 2011:
Net sales	$1,750,061	$1,072,203	$—	$2,822,264
Operating profit	1,100,913	553,300	(1,007,111)	647,102

Six Months ended July 3, 2010:
Net sales	$1,718,866	$855,599	$—	$2,574,465
Operating profit	1,080,590	488,111	(857,941)	710,760

The following discussion of the changes in our net sales is provided by class of similar products within our four operating segments, which is the primary focus of our sales activities. Effective January 2, 2011, we realigned our significant cardiovascular product categories and reclassified prior period amounts to conform to the current period presentation.

Cardiac Rhythm Management

	Three Months Ended			Six Months Ended
(in thousands)	July 2, 2011	July 3, 2010	% Change	July 2, 2011	July 3, 2010	% Change
ICD systems	$477,332	$471,234	1.3%	$942,590	$922,709	2.2%
Pacemaker systems	315,493	316,657	(0.4)%	612,145	616,905	(0.8)%
	$792,825	$787,891	0.6%	$1,554,735	$1,539,614	1.0%

Cardiac Rhythm Management’s net sales increased 1% during both the second quarter and first six months of 2011, compared to the same periods in 2010. During the second quarter and first six months of 2011, foreign currency translation had a $38.8 million and $46.0 million favorable impact on net sales, respectively, compared to the same prior year periods. ICD net sales increased 1% and 2% in the second quarter and first six months of 2011, respectively, compared to the same prior year periods, as a result of favorable foreign currency translation and sales of recently launched products, partially offset by the incremental benefit on 2010 U.S. ICD net sales resulting from a suspension of a competitor’s product sales. In the United States, second quarter 2011 ICD net sales of $272.2 million decreased 9% over the prior year’s second quarter and ICD net sales in the first six months of 2011 of $552.8 million decreased 5% over the same period last year. Both decreases included the incremental benefit of approximately $15 million and $40 million during the second quarter and first six months of 2010, resulting from the suspension of U.S. ICD sales by one of our competitors in the CRM market. Internationally, second quarter 2011 ICD net sales of $205.1 million increased 19% compared to the second quarter of 2010. During the first six months of 2011 ICD net sales of $389.8 million increased 14% compared to the first six months of 2010. These increases are a result of the continued benefit from the first-half 2010 European and U.S. launches of our UnifyTM cardiac resynchronization therapy defibrillator (CRT-D) and FortifyTM ICD, and their second quarter 2011 launch in Japan. The UnifyTM CRT-D and FortifyTM ICD are smaller, deliver more energy and have a longer battery life than comparable conventional devices. Foreign currency translation had a $20.7 million and $23.4 million favorable impact on international ICD net sales in the second quarter and first six months of 2011, respectively, compared to the same periods in 2010.

Pacemaker net sales were flat in both the second quarter and first six months of 2011 compared to the same prior year periods. In the United States, our second quarter 2011 pacemaker net sales of $128.8 million decreased 8% compared to the second quarter of 2010. Additionally, during the first six months of 2011, U.S. pacemaker net sales of $259.4 million decreased 3% over the same period last year. Internationally, our 2011 net sales during the second quarter of $186.7 million and first six months of $352.7 million increased 5% and 1%, respectively, compared to the same prior year periods. Foreign currency translation had an $18.1 million and $22.6 million favorable impact during the second quarter and first six months of 2011, respectively, compared to the same prior year periods.

Cardiovascular

	Three Months Ended			Six Months Ended
(in thousands)	July 2, 2011	July 3, 2010	% Change	July 2, 2011	July 3, 2010	% Change

Vascular products	$188,842	$166,377	13.5%	$372,785	$335,065	11.3%
Structural heart products	153,386	87,800	74.7%	296,812	174,669	69.9%
	$342,228	$254,177	34.6%	$669,597	$509,734	31.4%

Cardiovascular net sales increased 35% and 31% during the second quarter and first six months of 2011, respectively, compared to the same periods one year ago driven by incremental net sales from our 2010 acquisitions of AGA Medical and LightLab Imaging. CV net sales were also favorably impacted by foreign currency translation of $21.1 million and $27.1 million during the second quarter and first six months of 2011, respectively, compared to the same prior year periods. Vascular products’ net sales increased 14% and 11% during the second quarter and first six months of 2011, respectively, compared to the same periods in 2010 primarily due to incremental AGA Medical net sales of vascular plugs, and LightLab Imaging net sales of Optical Coherence Tomography (OCT) products and favorable foreign currency translation, partially offset by decreased sales volumes associated with our Angio-Seal™ active closure devices. Vascular products include vascular closure products, fractional flow reserve (FFR) Pressure Wire™, OCT products, vascular plugs and other vascular accessories. Foreign currency translation favorably impacted the second quarter and first six months of 2011 by $12.6 million and $17.5 million, respectively. Structural heart products’ net sales increased 75% and 70% during the second quarter and first six months of 2011, respectively, due to the incremental AGA Medical net sales of Amplatzer® occluder products and international net sales growth associated with our Trifecta™ tissue valve, which was recently launched in the United States after receiving U.S. FDA approval in April 2011. Structural heart products include heart valve replacement and repair products and Amplatzer® occluder products. Foreign currency translation favorably impacted structural heart products’ net sales by $8.5 million and $9.6 million during the second quarter and first six months of 2011, respectively, compared to the same prior year period.

Atrial Fibrillation

	Three Months Ended			Six Months Ended
(in thousands)	July 2, 2011	July 3, 2010	% Change	July 2, 2011	July 3, 2010	% Change

Atrial fibrillation products	$207,901	$175,757	18.3%	$402,606	$345,865	16.4%

In our Atrial Fibrillation division, our access, diagnosis, visualization, recording and ablation products assist physicians in diagnosing and treating atrial fibrillation and other irregular heart rhythms. AF net sales increased 18% and 16% during the second quarter and first six months of 2011, respectively, compared to the same prior year periods due to the continued increase in EP catheter ablation procedures, the continued market penetration of our EnSite® Velocity System and related connectivity tools (EnSite Connect™, EnSite Courier™ and EnSite Derexi™ modules) and the on-going rollout of recently approved EP irrigated ablation catheters in the U.S. (Safire BLU™) and internationally (Therapy™ Cool Flex™, Safire Blu™ Duo and Therapy™ Cool Path™ Duo bi-directional). Foreign currency translation had a favorable impact on AF net sales of $11.7 million and $14.9 million in the second quarter and first six months of 2011, respectively, compared to the same periods in 2010.

Neuromodulation

	Three Months Ended			Six Months Ended
(in thousands)	July 2, 2011	July 3, 2010	% Change	July 2, 2011	July 3, 2010	% Change

Neurostimulation devices	$103,797	$94,944	9.3%	$195,326	$179,252	9.0%

Neuromodulation net sales increased 9% during both the second quarter and first six months of 2011 compared to the same periods in 2010. The increase in NMD net sales was driven by continued market acceptance of our products and sales growth in our neurostimulation devices that help manage chronic pain. Specifically, international net sales in the second quarter and first six months of 2011 increased 49% and 42%, respectively, driven by sales growth in the Eon Mini platform and growing market acceptance of the Epiducer Lead Delivery system which gives physicians the ability to place multiple neurostimulation leads through a single entry point. Foreign currency translation had a $3.1 million and $3.7 million favorable impact on NMD net sales during the second quarter and first six months of 2011, respectively, compared to the same prior year periods.

RESULTS OF OPERATIONS

Net sales

	Three Months Ended			Six Months Ended
(in thousands)	July 2, 2011	July 3, 2010	% Change	July 2, 2011	July 3, 2010	% Change

Net sales	$1,446,751	$1,312,769	10.2%	$2,822,264	$2,574,465	9.6%

Overall, net sales increased 10% during both the second quarter and first six months of 2011 compared to the same prior year periods led by incremental net sales from our 2010 acquisitions of AGA Medical and LightLab Imaging and sales growth from our products to treat atrial fibrillation. Our second quarter and first six months of 2010 net sales also benefited by approximately $15 million and $40 million, respectively, from suspended Boston Scientific U.S. ICD sales. Foreign currency translation had a favorable impact on the second quarter and first six months of 2011 net sales of $74.7 million and $91.7 million, respectively, due primarily to the weakening of the U.S. Dollar against the Japanese Yen. This amount is not indicative of the net earnings impact of foreign currency translation for the second quarter and first six months of 2011 due to partially offsetting foreign currency translation impacts on cost of sales and operating expenses.

Net sales by geographic location of the customer were as follows (in thousands):

	Three Months Ended		Six Months Ended
Net Sales	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
United States	$678,327	$690,095	$1,354,402	$1,339,028
International
Europe	410,758	331,443	780,070	668,523
Japan	156,714	129,593	304,207	258,255
Asia Pacific	106,145	80,419	198,655	149,307
Other (a)	94,807	81,219	184,930	159,352
	768,424	622,674	1,467,862	1,235,437
	$1,446,751	$1,312,769	$2,822,264	$2,574,465

(a) No one geographic market is greater than 5% of consolidated net sales.

Gross profit

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Gross profit	$1,051,828	$967,467	$2,062,899	$1,907,994
Percentage of net sales	72.7%	73.7%	73.1%	74.1%

Gross profit for the second quarter of 2011 totaled $1,051.8 million, or 72.7% of net sales, compared to $967.5 million, or 73.7% of net sales for the second quarter of 2010. Gross profit for the first six months of 2011 totaled $2,062.9 million, or 73.1% of net sales, compared to $1,908.0 million, or 74.1% of net sales for the first six months of 2010. Our gross profit percentage for the second quarter and first six months of 2011 was negatively impacted by $14.6 million (or 1.0 percentage point) and $29.4 million (or 1.1 percentage points), respectively, from inventory step-up amortization costs associated with our AGA Medical acquisition.

Selling, general and administrative (SG&A) expense

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Selling, general and administrative	$513,841	$447,610	$1,027,161	$890,900
Percentage of net sales	35.5%	34.1%	36.4%	34.6%

SG&A expense for the second quarter of 2011 totaled $513.8 million, or 35.5% of net sales, compared to $447.6 million, or 34.1% of net sales, for the second quarter of 2010. SG&A expense for the first six months of 2011 totaled $1,027.2 million, or 36.4% of net sales, compared to $890.9 million, or 34.6% of net sales, for the first six months of 2010. The increase in SG&A expense as a percent of net sales is primarily the result of $24.9 million of contract termination and international integration charges related to our AGA Medical acquisition, which negatively impacted our first six months SG&A expense as a percent of net sales by 0.9 percentage points. Incremental intangible asset amortization expense from the AGA Medical acquisition also negatively impacted both our 2011 second quarter and first six months of SG&A expense as a percent of net sales by 0.5 percentage points. The remaining increase in SG&A expense as a percent of net sales is primarily associated with our increased investment in sales and marketing activities to support the growth and launch of our new technologies, particularly outside of the United States.

Research and development (R&D) expense

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Research and development expense	$176,334	$155,104	$352,067	$306,334
Percentage of net sales	12.2%	11.8%	12.5%	11.9%

R&D expense in the second quarter of 2011 totaled $176.3 million, or 12.2% of net sales, compared to $155.1 million, or 11.8% of net sales, for the second quarter of 2010. R&D expense in the first six months of 2011 totaled $352.1 million, or 12.5% of net sales, compared to $306.3 million, or 11.9% of net sales, for the first six months of 2010. R&D expense as a percent of net sales increased during the second quarter and first six months of 2011 compared to the same prior year periods, reflecting our continuing commitment to fund future long-term growth opportunities. We will continue to balance delivering short-term results with our investments in long-term growth drivers.

Purchased in-process research and development charges

During the second quarter of 2011, we recorded IPR&D charges of $4.4 million in conjunction with the purchase of intellectual property in our CRM segment since the related technological feasibility had not yet been reached and such technology had no future alternative use.

Special charges

We incurred special charges during the second quarter of 2011 totaling $43.2 million primarily related to restructuring actions initiated during the second quarter of 2011 to realign certain activities in our CRM business. A key component of these restructuring activities related to our decision to transition CRM manufacturing out of Sweden to more cost-advantaged locations. As part of these actions, we recorded $21.5 million related to severance and benefit costs for approximately 335 employees. These costs were recognized after management determined that such severance and benefits were probable and estimable, in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. We also recorded a $12.0 million impairment charge to write-down our CRM manufacturing facility in Sweden to its fair value. The impairment charge was recognized in accordance with ASC Topic 360, Property, Plant and Equipment after it was determined that its remaining undiscounted future cash flows did not exceed its carrying value. We also recorded charges of $9.7 million associated with contract terminations, inventory obsolescence charges and other costs.

As part of our decision to transition CRM manufacturing out of Sweden, we expect to incur additional costs of approximately $60 - $80 million over the next several quarters related to additional employee termination costs, accelerated depreciation and other restructuring related costs. We expect to fully transition our manufacturing operations out of Sweden by the end of fiscal year 2012.

Other income (expense), net

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Interest income	$606	$471	$1,945	$722
Interest expense	(17,194)	(15,430)	(34,761)	(35,585)
Other	(8,425)	(5,271)	(18,649)	(5,683)
Total other income (expense), net	$(25,013)	$(20,230)	$(51,465)	$(40,546)

The unfavorable change in other income (expense) during the second quarter and first six months of 2011 compared to the same periods in 2010 was due to $7.9 million and $15.2 million, respectively, of Puerto Rico excise tax expense recognized in other expense. The 4% Puerto Rico excise tax became effective in 2011, and we incur this tax on most purchases made from our Puerto Rico subsidiary. This tax is almost entirely offset by the foreign tax credits which are recognized as a benefit to income tax expense.

Income taxes

	Three Months Ended		Six Months Ended
(as a percent of pre-tax income)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Effective tax rate	19.7%	26.3%	20.4%	26.5%

Our effective income tax rate was 19.7% and 26.3% for the second quarter of 2011 and 2010, respectively, and 20.4% and 26.5% for the first six months of 2011 and 2010, respectively. As discussed previously, the 4% Puerto Rico excise tax, which is levied on most purchases from Puerto Rico, became effective beginning in 2011. Because the excise tax is not levied on income, generally accepted accounting principles do not allow for the excise tax to be recognized as part of income tax expense. However, the resulting foreign tax credit or income tax deduction is recognized as a benefit to income tax expense, thus favorably impacting our effective income tax rate. As a result, our effective tax rate was favorably impacted by 1.3 percentage points and 1.4 percentage points in the second quarter and first six months of 2011, respectively, compared to the same periods in 2010. As discussed previously, this favorable impact on our effective tax rate is almost entirely offset by the excise tax expense recognized in other expense.

Additionally, our effective tax rate for the first six months of 2010 does not include the impact of the federal research and development tax credit (R&D tax credit), as the R&D tax credit was not enacted into law until the fourth quarter of 2010. As a result, our effective tax rates for the second quarter and first six months of 2010 were negatively impacted by 2.1 percentage points and 2.0 percentage points, respectively.

LIQUIDITY

We believe that our existing cash balances, future cash generated from operations and available borrowing capacity under our $1.5 billion long-term committed credit facility (Credit Facility) and related commercial paper program will be sufficient to fund our operating needs, working capital requirements, R&D opportunities, capital expenditures, debt service requirements and shareholder dividends over the next 12 months and in the foreseeable future thereafter. We do not have any significant debt maturities until 2013. The majority of our outstanding July 2, 2011 debt portfolio matures after December 2015.

We believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital should suitable investment and growth opportunities arise. Our credit ratings are investment grade. We monitor capital markets regularly and may raise additional capital when market conditions or interest rate environments are favorable.

At July 2, 2011, substantially all of our cash and cash equivalents was held by our non-U.S. subsidiaries. A portion of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of operating expenses, capital expenditures, and other investment and growth opportunities. The majority of these funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practical to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate funds held by our non-U.S. subsidiaries.

We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the most recently completed quarter) increased from 90 days at January 1, 2011 to 91 days at July 2, 2011. Our DIOH (ending net inventory divided by average daily cost of sales for the most recently completed six months) increased from 163 days at January 1, 2011 to 168 days at July 2, 2011. Special charges recognized in cost of sales as well as acquisition impacts to cost of sales and inventory during the last six months reduced our July 2, 2011 DIOH by 6 days. Special charges recognized in cost of sales in the second half of 2010 reduced our January 1, 2011 DIOH by 7 days; however, the impact of our acquisitions in the second half of 2010 offset the special charge impact, increasing our DIOH by 7 days.

A summary of our cash flows from operating, investing and financing activities is provided in the following table (in thousands):

	Six Months Ended
	July 2, 2011	July 3, 2010
Net cash provided by (used in):
Operating activities	$583,823	$495,381
Investing activities	(182,116)	(297,505)
Financing activities	(81,446)	88,560
Effect of currency exchange rate changes on cash and cash equivalents	12,220	(12,309)
Net increase in cash and cash equivalents	$332,481	$274,127

Operating Cash Flows

Cash provided by operating activities was $583.8 million during the first six months of 2011, a 17.9% increase compared to $495.4 million during the first six months of 2010. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, accounts payable, accrued liabilities and income taxes payable.

Investing Cash Flows

Cash used in investing activities was $182.1 million during the first six months of 2011 compared to $297.5 million during the same period last year. Our purchases of property, plant and equipment, which totaled $162.6 million and $145.8 million in the first six months of 2011 and 2010, respectively, primarily reflect our continued investment in our product growth platforms currently in place. In June 2010, we deposited $97.4 million of net cash consideration into an escrow account prior to the closing of our LightLab Imaging acquisition on July 6, 2010. In March 2010, we made our final scheduled acquisition payment of $31.3 million for MediGuide, Inc.

Financing Cash Flows

Cash used in financing activities was $81.4 million during the first six months of 2011 compared to $88.6 million of cash provided by financing activities in the first six months of 2010. Our financing cash flows can fluctuate significantly depending upon our liquidity needs and the amount of stock option exercises. During the first six months of 2011, we repurchased $309.2 million of our common stock, which was financed primarily with cash generated from operations and net commercial paper issuances of $46.3 million. We also borrowed 6.5 billion Japanese Yen under uncommitted credit facilities with two commercial Japanese banks and used the proceeds to repay the outstanding balance on the Yen-denominated term loan due December 2011. During the first six months of 2010, we received net proceeds of $671.1 million from debt borrowings consisting of $450.0 million principal amount of 2013 Senior Notes, 2.04% Yen Notes (12.8 billion Yen) and 1.58% Yen Notes (8.1 billion Yen). The proceeds from these debt issuances were used to repay $655.7 million of outstanding debt borrowings consisting of a 3-year unsecured 2011 Term Loan ($432.0 million) and 1.02% Yen Notes (20.9 billion Yen). Proceeds from the exercise of stock options and stock issued provided cash inflows of $241.6 million and $65.2 million during the first six months of 2011 and 2010, respectively. We also paid $68.6 million of cash dividends to shareholders in the first six months of 2011.

DEBT AND CREDIT FACILITIES

We have a long-term $1.5 billion committed Credit Facility used to support our commercial paper program and for general corporate purposes. The Credit Facility expires in February 2015. Borrowings under this facility bear interest initially at LIBOR plus 0.875%, subject to adjustment in the event of a change in our credit ratings. Commitment fees under this Credit Facility are not material. There were no outstanding borrowings under the Credit Facility as of July 2, 2011 or January 1, 2011.

Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. We began issuing commercial paper during November 2010 and had an outstanding commercial paper balance of $71.8 million and $25.5 million at July 2, 2011 and January 1, 2011, respectively. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. Our commercial paper has historically been issued at lower interest rates than borrowings available under the Credit Facility.

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

Concurrent with the issuance of the 2016 Senior Notes, we entered into a 5-year, $500.0 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of our fixed-rate 2016 Senior Notes. As of July 2, 2011, the fair value of the swap was a $2.3 million liability which was classified as other liabilities on the consolidated balance sheet, with a corresponding adjustment to the carrying value of the 2016 Senior Notes. Refer to Note 13 of the Consolidated Financial Statements for additional information regarding the interest rate swap.

In April 2010, we issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Yen (the equivalent of $157.9 million at July 2, 2011 and $156.3 million at January 1, 2011) and 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Yen (the equivalent of $100.8 million at July 2, 2011 and $99.7 million at January 1, 2011). We used the net proceeds from these issuances to repay our 1.02% Yen-denominated notes that matured on May 7, 2010 totaling 20.9 billion Yen. Interest payments on the 2.04% Yen Notes and 1.58% Yen Notes are required on a semi-annual basis and the principal amounts recorded on the balance sheet fluctuate based on the effects of foreign currency translation.

In March 2011, we borrowed 6.5 billion Japanese Yen under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The proceeds from the borrowings were used to repay the outstanding balance on the Yen-denominated term loan due December 2011. The outstanding 6.5 billion Japanese Yen balance was the equivalent of $80.5 million at July 2, 2011. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at the Yen LIBOR plus 0.25% and the other half of the borrowings bear interest at the Yen LIBOR plus 0.275%. The entire principal balance is due in March 2012 with an option to renew with the lenders’ consent.

Our Credit Facility and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 60% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the Credit Facility, our senior notes and Yen Notes we also have certain limitations on how we conduct our business, including limitations on additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of July 2, 2011.

SHARE REPURCHASES

On October 15, 2010, our Board of Directors authorized a share repurchase program of up to $600.0 million of our outstanding common stock. On October 21, 2010, our Board of Directors authorized an additional $300.0 million of share repurchases as part of this share repurchase program. We continued repurchasing shares in 2011 and completed the repurchases under the program on January 20, 2011, repurchasing a total of 22.0 million shares for $900.0 million at an average repurchase price of $40.87 per share. From January 1 through January 20, 2011, we repurchased 6.6 million shares for $274.7 million at an average repurchase price of $41.44 per share.

On August 2, 2011, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock.

DIVIDENDS

On August 2, 2011, our Board of Directors authorized a cash dividend of $0.21 per share payable on October 31, 2011 to holders of record as of September 30, 2011. On May 11, 2011, our Board of Directors authorized a cash dividend of $0.21 per share paid on July 29, 2011 to holders of record as of June 30, 2011. On February 26, 2011, our Board of Directors authorized a cash dividend of $0.21 per share paid on April 29, 2011 to holders of record as of March 31, 2011. We expect to continue to pay quarterly cash dividends in the foreseeable future, subject to Board approval.

COMMITMENTS AND CONTINGENCIES

We have certain contingent commitments to acquire various businesses involved in the distribution of our products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of July 2, 2011, we could be required to pay approximately $25.8 million in future periods to satisfy such commitments. A description of our contractual obligations and other commitments is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2010 Annual Report on Form 10-K. We have no off-balance sheet financing arrangements other than that previously disclosed in our 2010 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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
6.

A reduction in the number of procedures using our devices caused by cost-containment pressures, publication of adverse study results, initiation of investigations of our customers related to our devices or the development of or preferences for alternative therapies.

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

As of July 2, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2011.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The risks factors identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 1, 2011 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended April 2, 2011 have not changed in any material respect other than the updated risk factors as follows:

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

Further, when natural disasters, such as the recent earthquake and tsunami in Japan (whose market represents approximately 10% of our annual net revenues), result in wide-spread destruction, the impact on our business may not be readily apparent. This is especially true when trying to assess the impact of the disaster on our customers, who themselves may not fully understand the impact of the event on their business. The disaster in Japan may also result in a downturn in the Japanese economy as a whole. As a result, we are currently unable to assess the full impact of these events and there is no assurance that our results of operations may not be materially affected as a result of the impact of the disaster.

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

As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market’s or FDA’s perception of this clinical data, may adversely impact our ability to obtain product approvals, the size of the markets in which we participate, our position in, and share of, the markets in which we participate and our business, financial condition and results of operations.

The medical device industry and its customers are the subject of numerous governmental investigations into marketing and other business practices. Investigations against us could result in the commencement of civil and/or criminal proceedings, substantial fines, penalties and/or administrative remedies, divert the attention of our management and have an adverse effect on our financial condition and results of operations. Investigations of our customers may adversely affect the size of our markets.

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

Further, governmental investigations involving our customers, such as the U.S. Department of Justice investigation into ICD implants, may have a negative impact on the size of the CRM market. Our U.S. ICD sales represented approximately 22% percent of our worldwide consolidated net sales in 2010, and any changes in this market could have a material adverse effect on our financial condition or results of operations.

Current economic conditions could adversely affect our results of operations.

The global financial crisis that began in late 2007 caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in the global economy, and these and other factors beyond our control may adversely affect our ability to borrow money in the credit markets and to obtain financing for acquisitions or other general corporate and commercial purposes. Although the disruption in the global financial markets has moderated, not all global financial markets are functioning normally, and some remain reliant upon government intervention and liquidity. The global recession and disruption of the financial markets has further led to concerns over the solvency of certain European Union member states, including Greece, Ireland, Italy, Portugal and Spain. On August 5, 2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ from its top rank of AAA. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of other credit-rating agency downgrades which could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world.

Upheaval in the financial markets can affect our business through its effects on general levels of economic activity, employment and customer behavior. The recovery from the recent recession in the U.S. has been below historic averages and the unemployment rate is expected to remain high for some time. Inflation has fallen over the last several years, but is now rising, and Central Banks around the world have begun tightening monetary conditions to attempt to control inflation. On August 2, 2011, President Obama signed the Budget Control Act of 2011 which provides an initial increase to the U.S. debt limit, imposes significant cuts in federal spending over the next decade and involves a second increase to the debt limit pending further deficit reduction by a bipartisan Congressional committee later this year. This committee could propose cuts to, and restructuring of, entitlement programs such as Medicare and aid to states for Medicaid programs. Our hospital customers rely heavily on Medicare and Medicaid programs to fund their operations. Any cuts to these programs could negatively affect the business of our customers and our business. As a result of recent or future poor economic conditions, our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products or to pay for products they do purchase or have purchased on a timely basis, if at all. While the economic environment has begun to show signs of improvement, the strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our average selling prices, net sales, profit margins, procedural volumes and reimbursement rates from third party payors. In addition, the current economic conditions may adversely affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products.

Item 5.	OTHER INFORMATION

At the Annual Meeting of Shareholders held on May 12, 2011, the Company’s shareholders voted, on an advisory basis, in favor of holding an annual advisory vote on the compensation of our named executive officers (“Say-on-Pay Vote”).  In light of this recommendation by our shareholders, our Board of Directors has determined that the Company will hold an annual Say-on-Pay Vote.

Item 6.	EXHIBITS

12	Computation of Ratio of Earnings to Fixed Charges.

10.1	Form of Non-Qualified Stock Option Agreement (amended 2011) and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2002 Stock Plan.

10.2	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (amended 2011) and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2006 Stock Plan.

10.3	Form of Non-Qualified Stock Option Agreement for Employees (amended 2011) and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2006 Stock Plan.

10.4	Form of Non-Qualified Stock Option Agreement (amended 2011) and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2007 Stock Incentive Plan.

10.5

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (amended 2011) and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2007 Stock Incentive Plan.

10.6	Form of Restricted Stock Award Agreement (amended 2011) and related Restricted Stock Award Certificate under the St. Jude Medical, Inc. 2007 Stock Incentive Plan.

10.7	Form of Restricted Stock Units Award Agreement (amended 2011) and related Restricted Stock Units Award Certificate under the St. Jude Medical, Inc. 2007 Stock Incentive Plan.

10.8	St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended and restated (2011), is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report of Form 8-K filed on May 13, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended July 2, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

August 10, 2011	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER
Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

12	Computation of Ratio of Earnings to Fixed Charges. #

10.1	Form of Non-Qualified Stock Option Agreement (amended 2011) and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2002 Stock Plan. #

10.2	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (amended 2011) and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2006 Stock Plan. #

10.3	Form of Non-Qualified Stock Option Agreement for Employees (amended 2011) and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2006 Stock Plan. #

10.4	Form of Non-Qualified Stock Option Agreement (amended 2011) and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2007 Stock Incentive Plan. #

10.5

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (amended 2011) and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2007 Stock Incentive Plan. #

10.6	Form of Restricted Stock Award Agreement (amended 2011) and related Restricted Stock Award Certificate under the St. Jude Medical, Inc. 2007 Stock Incentive Plan. #

10.7	Form of Restricted Stock Units Award Agreement (amended 2011) and related Restricted Stock Units Award Certificate under the St. Jude Medical, Inc. 2007 Stock Incentive Plan. #

10.8	St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended and restated (2011), is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report of Form 8-K filed on May 13, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101

Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended July 2, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements. *

#	Filed as an exhibit to this Quarterly Report on Form 10-Q.
*	Furnished herewith.