Form 10-Q
period 2011-10-01
ST JUDE MEDICAL INC
filed 2011-11-09
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2011 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number: 1-12441

ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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
☐ Yes ☒ No

The number of shares of common stock, par value $.10 per share, outstanding on October 31, 2011 was 318,989,032.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$1,382,558	$1,239,905	$4,204,822	$3,814,370
Cost of sales:
Cost of sales before special charges	362,942	339,819	1,111,261	1,006,290
Special charges	7,173	—	18,219	—
Total cost of sales	370,115	339,819	1,129,480	1,006,290
Gross profit	1,012,443	900,086	3,075,342	2,808,080
Selling, general and administrative expense	505,080	438,723	1,532,241	1,329,623
Research and development expense	176,320	150,135	528,387	456,469
Purchased in-process research and development charges	—	12,244	4,400	12,244
Special charges	21,376	—	53,545	—
Operating profit	309,667	298,984	956,769	1,009,744
Other income (expense), net	(19,513)	(11,111)	(70,978)	(51,657)
Earnings before income taxes	290,154	287,873	885,791	958,087
Income tax expense	63,682	79,488	184,997	257,095
Net earnings	$226,472	$208,385	$700,794	$700,992

Net earnings per share:
Basic	$0.70	$0.63	$2.15	$2.14
Diluted	$0.69	$0.63	$2.13	$2.13

Cash dividends declared per share:	$0.21	$—	$0.63	$—

Weighted average shares outstanding:
Basic	324,197	328,231	326,029	326,822
Diluted	326,819	329,927	329,446	329,101

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	October 1, 2011 (Unaudited)	January 1, 2011
ASSETS
Current Assets
Cash and cash equivalents	$959,526	$500,336
Accounts receivable, less allowance for doubtful accounts of $46,669 at October 1, 2011 and $35,354 at January 1, 2011	1,396,572	1,331,210
Inventories	658,756	667,545
Deferred income taxes, net	214,736	196,599
Other current assets	165,536	216,458
Total current assets	3,395,126	2,912,148
Property, plant and equipment, at cost	2,426,224	2,224,349
Less accumulated depreciation	(1,034,979)	(900,418)
Net property, plant and equipment	1,391,245	1,323,931
Goodwill	2,962,169	2,955,602
Other intangible assets, net	922,122	987,060
Other assets	431,449	387,707
TOTAL ASSETS	$9,102,111	$8,566,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$84,845	$79,637
Accounts payable	177,571	297,551
Dividends payable	66,964	—
Income taxes payable	8,211	—
Accrued expenses
Employee compensation and related benefits	301,354	320,323
Other	348,929	319,739
Total current liabilities	987,874	1,017,250
Long-term debt	2,917,207	2,431,966
Deferred income taxes, net	305,084	310,503
Other liabilities	456,528	435,058
Total liabilities	4,666,693	4,194,777
Commitments and Contingencies (Note 6)	—	—
Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 318,874,306 and 329,018,166 shares issued and outstanding at October 1, 2011 and January 1, 2011, respectively)	31,887	32,902
Additional paid-in capital	9,076	156,126
Retained earnings	4,326,043	4,098,639
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	50,477	68,897
Unrealized gain on available-for-sale securities	17,935	15,107
Total shareholders’ equity	4,435,418	4,371,671
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,102,111	$8,566,448

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

Nine Months Ended	October 1, 2011	October 2, 2010
OPERATING ACTIVITIES
Net earnings	$700,794	$700,992
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	224,633	175,813
Amortization of debt (premium)/discount	(4,051)	692
Inventory step-up amortization	29,442	—
Stock-based compensation	58,682	53,142
Excess tax benefits from stock-based compensation	(8,686)	(10,963)
Gain on sale of investment	—	(4,929)
Purchased in-process research and development charges	4,400	12,244
Deferred income taxes	(24,180)	(7,442)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(52,827)	(89,313)
Inventories	(18,642)	(10,652)
Other current assets	57,953	(51,678)
Accounts payable and accrued expenses	(68,046)	22,678
Income taxes payable	22,143	977
Other, net	19,538	—
Net cash provided by operating activities	941,153	791,561
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(236,005)	(226,299)
Business acquisition payments, net of cash acquired	—	(128,903)
Other, net	(32,364)	(113,573)
Net cash used in investing activities	(268,369)	(468,775)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	285,807	107,343
Excess tax benefits from stock-based compensation	8,686	10,963
Common stock repurchased, including related costs	(809,204)	—
Dividends paid	(137,783)	—
Issuances/(payments) of commercial paper borrowings, net	444,600	—
Borrowings under debt facilities	78,417	671,094
Payments under debt facilities	(78,417)	(655,723)
Net cash provided by (used in) financing activities	(207,894)	133,677
Effect of currency exchange rate changes on cash and cash equivalents	(5,700)	2,224
Net increase in cash and cash equivalents	459,190	458,687
Cash and cash equivalents at beginning of period	500,336	392,927
Cash and cash equivalents at end of period	$959,526	$851,614

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of St. Jude Medical, Inc. (St. Jude Medical or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (U.S. generally accepted accounting principles) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (2010 Annual Report on Form 10-K).

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

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 14) for the nine months ended October 1, 2011 were as follows (in thousands):

	CRM/NMD	CV/AF	Total
Balance at January 1, 2011	$1,231,120	$1,724,482	$2,955,602
Foreign currency translation and other	6,538	29	6,567
Balance at October 1, 2011	$1,237,658	$1,724,511	$2,962,169

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in thousands):

	October 1, 2011		January 1, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Definite-lived intangible assets:
Purchased technology and patents	$923,168	$258,058	$910,035	$208,362
Customer lists and relationships	184,554	114,803	184,327	100,608
Trademarks and tradenames	24,219	7,528	24,370	7,431
Licenses, distribution agreements and other	6,346	4,576	6,170	4,511
	$1,138,287	$384,965	$1,124,902	$320,912

Indefinite-lived intangible assets:
Acquired IPR&D	$120,000		$134,270
Trademarks and tradenames	48,800		48,800
	$168,800		$183,070

During the third quarter of 2011, the Company received approval in Japan for its optical coherence tomography (OCT) technology acquired in conjunction with its LightLab Imaging, Inc. acquisition in 2010. As a result of the approval, the Company reclassified $14.3 million of acquired IPR&D from an indefinite-lived intangible asset to a purchased technology definite-lived intangible asset.

NOTE 4 – INVENTORIES

The Company’s inventories consisted of the following (in thousands):

	October 1, 2011	January 1, 2011
Finished goods	$458,402	$466,191
Work in process	66,546	62,607
Raw materials	133,808	138,747
	$658,756	$667,545
NOTE 5 – DEBT

The Company’s debt consisted of the following (in thousands):

	October 1, 2011	January 1, 2011
2.20% senior notes due 2013	$462,415	$467,168
3.75% senior notes due 2014	699,407	699,248
2.50% senior notes due 2016	517,515	489,496
4.875% senior notes due 2019	495,039	494,563
1.58% Yen-denominated senior notes due 2017	106,259	99,737
2.04% Yen-denominated senior notes due 2020	166,472	156,254
Yen-denominated term loan due 2011	—	79,637
Yen-denominated credit facilities due 2012	84,845	—
Commercial paper borrowings	470,100	25,500
Total debt	3,002,052	2,511,603
Less: current debt obligations	84,845	79,637
Long-term debt	$2,917,207	$2,431,966

Expected future minimum principal payments under the Company’s debt obligations are as follows: $84.8 million in 2012; $450.0 million in 2013; $700.0 million in 2014; $500.0 million in 2016; and $1,242.8 million in years thereafter.

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

Concurrent with the issuance of the 2016 Senior Notes, the Company entered into a 5-year, $500.0 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of the Company’s fixed-rate 2016 Senior Notes. As of October 1, 2011, the fair value of the swap was a $17.9 million asset which was classified as other assets on the consolidated balance sheet, with a corresponding adjustment increasing the carrying value of the 2016 Senior Notes. Refer to Note 13 for additional information regarding the interest rate swap.

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

1.58% Yen-denominated senior notes due 2017: On April 28, 2010, the Company issued 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Yen (the equivalent of $106.3 million at October 1, 2011 and $99.7 million at January 1, 2011). The net proceeds from the issuance of the 1.58% Yen Notes were used to repay the 1.02% Yen-denominated Notes due May 2010 (1.02% Yen Notes). The principal amount of the 1.58% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2017.

2.04% Yen-denominated senior notes due 2020: On April 28, 2010, the Company issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Yen (the equivalent of $166.5 million at October 1, 2011 and $156.3 million at January 1, 2011). The net proceeds from the issuance of the 2.04% Yen Notes were used to repay the 1.02% Yen Notes. The principal amount of the 2.04% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2020.

Yen–denominated credit facilities: In March 2011, the Company borrowed 6.5 billion Japanese Yen under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The proceeds from the borrowings were used to repay the outstanding balance on the Yen-denominated term loan due December 2011. The outstanding 6.5 billion Japanese Yen balance was the equivalent of $84.8 million at October 1, 2011. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at Yen LIBOR plus 0.25% and the other half of the borrowings bear interest at Yen LIBOR plus 0.275%. The entire principal balance is due in March 2012.

Other available borrowings: In December 2010, the Company entered into a $1.5 billion unsecured committed credit facility (Credit Facility) that it may draw on for general corporate purposes and to support its commercial paper program. The Credit Facility expires in February 2015. Borrowings under the Credit Facility bear interest initially at LIBOR plus 0.875%, subject to adjustment in the event of a change in the Company’s credit ratings. As of October 1, 2011 and January 1, 2011, the Company had no outstanding borrowings under the Credit Facility.

The Company’s commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. The Company began issuing commercial paper during November 2010 and had an outstanding commercial paper balance of $470.1 million as of October 1, 2011 and $25.5 million as of January 1, 2011. During the first nine months of 2011, the Company’s weighted average effective interest rate on its commercial paper borrowings was approximately 0.28%. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. The Company classifies all of its commercial paper borrowings as long-term debt, as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed Credit Facility.

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

The Company has two outstanding class action cases in Ontario, one individual case in British Columbia by the Provincial health insurer, one individual lawsuit in state court in Minnesota, and one individual lawsuit in federal court in Nevada. In Ontario, a class action case involving Silzone patients has been certified, and the trial on common class issues began in February 2010. The testimony and evidence submissions for this trial were completed in March 2011, and closing briefing and argument were completed in September 2011. Depending on the Court’s ruling in this common issues trial, there may be further proceedings, including appeal, in the future. A second case seeking class action status in Ontario has been stayed pending resolution of the ongoing Ontario class action. The complaints in the Ontario cases request damages up to 2.0 billion Canadian Dollars (the equivalent of $1.9 billion at October 1, 2011). The Minnesota state court complaint requests damages in excess of $50 thousand and the complaint in the recently filed in lawsuit in Nevada requests damages in excess of $75 thousand. Based on the Company’s historical experience, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed. The British Columbia Provincial health insurer has a lawsuit seeking to recover the cost of insured services furnished or to be furnished to class members in the British Columbia class action resolved in 2010, and that lawsuit remains pending in the British Columbia court.

The Company has recorded an accrual for probable legal costs, settlements and judgments for Silzone related litigation. The Company is not aware of any unasserted claims related to Silzone-coated products. For all Silzone legal costs incurred, the Company records insurance receivables for the amounts that it expects to recover based on its assessment of the specific insurance policies, the nature of the claim and the Company’s experience with similar claims. Any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves could be material to the Company’s consolidated earnings, financial position and cash flows. The following table summarizes the Company’s Silzone legal accrual and related insurance receivable at October 1, 2011 and January 1, 2011 (in thousands):

	October 1, 2011	January 1, 2011
Silzone legal accrual	$23,714	$24,032
Silzone insurance receivable	$15,808	$12,799

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

Volcano Corporation & LightLab Imaging Inc. (LightLab Imaging) Litigation: The Company’s subsidiary, LightLab Imaging, has pending litigation with Volcano Corporation (Volcano) and Axsun Technologies, Inc. (Axsun), a subsidiary of Volcano, in the Superior Court of Massachusetts and in state court in Delaware. LightLab Imaging makes and sells optical coherence tomography (OCT) imaging systems. Volcano is a LightLab Imaging competitor in medical imaging. Axsun makes and sells lasers and is a supplier of lasers to LightLab Imaging for use in OCT imaging systems. The lawsuits arise out of Volcano’s acquisition of Axsun in December 2008. Before Volcano acquired Axsun, LightLab Imaging and Axsun had worked together to develop a tunable laser for use in OCT imaging systems. While the laser was in development, LightLab Imaging and Axsun entered into an agreement pursuant to which Axsun agreed to sell its tunable lasers exclusively to LightLab in the field of human coronary artery imaging for a certain period of time.

After Volcano acquired Axsun in December 2008, LightLab Imaging sued Axsun and Volcano in Massachusetts, asserting a number of claims arising out of Volcano’s acquisition of Axsun. In January 2011, the court ruled that Axsun’s and Volcano’s conduct constituted knowing and willful violations of a statute that prohibits unfair or deceptive acts or practices or acts of unfair competition, entitling LightLab Imaging to double damages, and furthermore, that LightLab Imaging was entitled to recover attorneys’ fees. In February 2011, Volcano and Axsun were ordered to pay the Company for reimbursement of attorneys’ fees and double damages, which Volcano paid to the Company in July. The Court also issued certain injunctions against Volcano and Axsun when it entered its final judgment.

In Delaware, Axsun and Volcano commenced an action in February 2010 against LightLab Imaging, seeking a declaration as to whether Axsun may supply a certain light source for use in OCT imaging systems to Volcano. Axsun’s and Volcano’s position is that this light source is not a tunable laser and hence falls outside Axsun’s exclusivity obligations to Volcano. LightLab Imaging’s position, among other things, is that this light source is a tunable laser. The parties have conducted expedited discovery. Though the trial of this matter was expected to occur in early 2011, in a March 2011 ruling, the Delaware Court postponed the trial of this case because Axsun and Volcano did not yet have a finalized light source product to present to the Court.

In May 2011, LightLab Imaging initiated a lawsuit against Volcano and Axsun in the Delaware state court. The suit seeks to enforce LightLab Imaging’s exclusive contract with Axsun, to prevent Volcano from interfering with that contract, to bar Axsun and Volcano from using LightLab Imaging confidential information and trade secrets, and to prevent Volcano and Axsun from violating a Massachusetts statute prohibiting unfair methods of competition and unfair or deceptive acts or practices relating to LightLab Imaging’s tunable laser technology. In October 2011, LightLab Imaging filed an amended and supplemental complaint in this action, and in early November 2011, the Company received Volcano and Axsun’s response.

Volcano Corporation & St. Jude Medical Patent Litigation: In July 2010, the Company filed a lawsuit in federal district court in Delaware against Volcano for patent infringement. In the suit, the Company asserted five patents against Volcano and seeks injunctive relief and monetary damages. The infringed patents are part of the St. Jude Medical PressureWire® technology platform, which was acquired as part of St. Jude Medical’s purchase of Radi Medical Systems in December 2008.Volcano has filed counterclaims against the Company in this case, alleging certain St. Jude Medical patent claims are unenforceable and that certain St. Jude Medical products infringe four Volcano patents. The Company believes the assertions and claims made by Volcano are without merit. Trial on liability issues in this case is scheduled for October 2012.

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

AGA Securities Class Action: In connection with the acquisition of AGA Medical Inc. (AGA Medical), the Company, in addition to AGA Medical and other defendants, was named as a defendant in two putative stockholder class action complaints, one filed in the Fourth Judicial District Court of Minnesota and the other filed in the Delaware Court of Chancery, both in October 2010. The plaintiffs in the complaints alleged, among other claims, that AGA Medical’s directors breached their fiduciary duties to AGA Medical’s stockholders by accepting an inadequate price, failing to make full disclosure and utilizing unreasonable deal protection devices and further alleged that AGA Medical and the Company aided and abetted the purported breaches of fiduciary duty. The parties to this action entered into a memorandum of understanding in November 2010 to settle the litigation, the amount of which was not material. The parties have since executed a stipulation of settlement, pursuant to which the action was dismissed with prejudice by the Delaware Court of Chancery on September 27, 2011.

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

U.S. Department of Justice - Civil Investigative Demand: In March 2010, the Company received a Civil Investigative Demand (CID) from the Civil Division of the U.S. Department of Justice. The CID requests documents and sets forth interrogatories related to communications by and within the Company on various indications for tachycardia implantable cardioverter defibrillator systems (ICDs) and a National Coverage Decision issued by Centers for Medicare and Medicaid Services. Similar requests were made of the Company’s major competitors. The Company has produced all documents and information requested in the CID.

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

Changes in the Company’s product warranty liability during the three months and nine months ended October 1, 2011 and October 2, 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Balance at beginning of period	$28,968	$22,213	$25,127	$19,911
Warranty expense recognized	2,191	2,154	7,859	5,536
Warranty credits issued	(1,462)	(575)	(3,289)	(1,655)
Balance at end of period	$29,697	$23,792	$29,697	$23,792

Other Commitments

The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of October 1, 2011, the Company estimates it could be required to pay approximately $25.7 million in future periods to satisfy such commitments. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2010 Annual Report on Form 10-K for additional information.

NOTE 7 – PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT (IPR&D) AND SPECIAL CHARGES

IPR&D Charges

During the second quarter of 2011, the Company recorded IPR&D charges of $4.4 million in conjunction with the purchase of intellectual property in its CRM segment since the related technological feasibility had not yet been reached and such technology had no future alternative use.

Special Charges

During the first nine months of 2011, the Company incurred charges totaling $71.8 million primarily related to ongoing restructuring actions that began in the second quarter of 2011 to realign certain activities in its CRM business as well as costs primarily associated with continuing efforts to improve the Company’s international sales and sales support organization.

Employee Termination Costs: A key component of these restructuring activities related to the Company’s decision to transition CRM manufacturing out of Sweden to more cost-advantaged locations. As part of these actions as well as the efforts to enhance the efficiency and effectiveness of the Company’s international sales and sales support organization, the Company recorded $33.9 million related to severance and benefit costs for approximately 380 employees. These costs were recognized after management determined that such severance and benefits were probable and estimable, in accordance with Accounting Standards Codification (ASC) Topic 712, Nonretirement Postemployment Benefits. Of the total $33.9 million charge, $2.8 million was recorded in cost of sales.

Inventory Charges: The Company recorded a $6.5 million charge in cost of sales relating to inventory obsolescence charges.

Long-Lived Asset Charges: The Company recorded $19.4 million of impairment and accelerated depreciation charges, of which $12.0 million related to an impairment charge to write-down the Company’s CRM manufacturing facility in Sweden to its fair value. The impairment charge was recognized in accordance with ASC Topic 360, Property, Plant and Equipment after it was determined that its remaining undiscounted future cash flows did not exceed its carrying value. Of the $19.4 million charge, $7.9 million was recorded in cost of sales.

Other Charges: The Company recorded charges of $11.9 million associated with contract terminations and other costs. Of the $11.9 million charge, $1.5 million was recorded in cost of sales.

A summary of the activity related to the 2011 special charge restructuring accrual is as follows (in thousands):

	Employee termination costs	Inventory charges	Long-lived asset charges	Other	Total
Balance at January 1, 2011	$—	$—	$—	$—	$—
Special charges	33,921	6,484	19,425	11,934	71,764
Non-cash charges used	—	(6,484)	(19,425)	(574)	(26,483)
Cash payments	(20,429)	—	—	(3,517)	(23,946)
Foreign exchange rate impact	(2)	—	—	(348)	(350)
Balance at October 1, 2011	$13,490	$—	$—	$7,495	$20,985

As part of the Company’s decision to transition CRM manufacturing out of Sweden, the Company expects to incur additional costs of approximately $50 - $70 million over the next several quarters related to additional employee termination costs, accelerated depreciation and other restructuring related costs. The Company expects to fully transition its manufacturing operations out of Sweden by the end of fiscal year 2012.

NOTE 8 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Numerator:
Net earnings	$226,472	$208,385	$700,794	$700,992

Denominator:
Basic weighted average shares outstanding	324,197	328,231	326,029	326,822
Effect of dilutive securities:
Employee stock options	2,461	1,696	3,276	2,279
Restricted stock units	156	—	137	—
Restricted stock awards	5	—	4	—
Diluted weighted average shares outstanding	326,819	329,927	329,446	329,101
Basic net earnings per share	$0.70	$0.63	$2.15	$2.14
Diluted net earnings per share	$0.69	$0.63	$2.13	$2.13

Approximately 7.8 million and 21.1 million shares of common stock subject to stock options, restricted stock awards and restricted stock units were excluded from the diluted net earnings per share computation for the three months ended October 1, 2011 and October 2, 2010, respectively, because they were not dilutive. Additionally, approximately 7.3 million and 19.1 million shares of common stock subject to stock options, restricted stock awards and restricted stock units were excluded from the diluted net earnings per share computation for the nine months ended October 1, 2011 and October 2, 2010, respectively, because they were not dilutive.

NOTE 9 – COMPREHENSIVE INCOME

The table below sets forth the principal components in other comprehensive income (loss), net of the related income tax impact (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net earnings	$226,472	$208,385	$700,794	$700,992
Other comprehensive income (loss):
Cumulative translation adjustment	(127,098)	108,001	(18,420)	(9,757)
Unrealized gain on available-for-sale securities	2,111	1,659	2,828	4,243
Reclassification of realized gain to net earnings	—	(3,081)	—	(3,081)
Total comprehensive income	$101,485	$314,964	$685,202	$692,397

NOTE 10 – OTHER INCOME (EXPENSE), NET

The Company’s other income (expense) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Interest income	$1,256	$785	$3,201	$1,507
Interest expense	(16,986)	(14,714)	(51,747)	(50,299)
Other	(3,783)	2,818	(22,432)	(2,865)
Total other income (expense), net	$(19,513)	$(11,111)	$(70,978)	$(51,657)

During 2011, legislation became effective in Puerto Rico that levied a 4% excise tax for most purchases from Puerto Rico. As the excise tax is not levied on income, the Company has classified the tax as other expense. The Company recognized $6.6 million and $21.8 million of excise tax expense in the third quarter and first nine months of 2011, respectively, for purchases made from its Puerto Rico subsidiary. This tax is almost entirely offset by the foreign tax credits which are recognized as a benefit to income tax expense.

NOTE 11 – INCOME TAXES

As of October 1, 2011, the Company had $181.0 million accrued for unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. Additionally, the Company had $35.5 million accrued for interest and penalties as of October 1, 2011. At January 1, 2011, the liability for unrecognized tax benefits was $162.9 million and the accrual for interest and penalties was $33.8 million. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

NOTE 12 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

The fair value measurement accounting standard, codified in ASC Topic 820, Fair Value Measurement (ASC Topic 820), provides a framework for measuring fair value and defines fair value as the price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The standard establishes a valuation hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on independent market data sources. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available. The valuation hierarchy is composed of three categories. The categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

Trading securities: The Company’s trading securities include publicly-traded mutual funds that are traded in active markets and are recorded at fair value based upon quoted market prices of the net asset values of the funds. The Company classifies these securities as level 1.

Available-for-sale securities: The Company’s available-for-sale securities include publicly-traded equity securities that are traded in active markets and are recorded at fair value based upon the closing stock prices. The Company classifies these securities as level 1. The following table summarizes the components of the balance of the Company’s available-for-sale securities at October 1, 2011 and January 1, 2011 (in thousands):

	October 1, 2011	January 1, 2011
Adjusted cost	$9,327	$9,116
Gross unrealized gains	29,342	24,988
Gross unrealized losses	(196)	(359)
Fair value	$38,473	$33,745

Derivative instruments: The Company’s derivative instruments consist of foreign currency exchange contracts and interest rate swap contracts. The Company classifies these instruments as level 2 as the fair value is determined using inputs other than observable quoted market prices. These inputs include spot and forward foreign currency exchange rates and interest rates that the Company obtains from standard market data providers. The fair value of the Company’s outstanding foreign currency exchange contracts was not material at October 1, 2011 or January 1, 2011.

A summary of financial assets measured at fair value on a recurring basis at October 1, 2011 and January 1, 2011 is as follows (in thousands):

	Balance Sheet Classification	October 1, 2011	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$727,331	$727,331	$—	$—
Available-for-sale marketable securities	Other current assets	38,473	38,473	—	—
Trading marketable securities	Other assets	207,864	207,864	—	—
Interest rate swap	Other assets	17,906	—	17,906	—
Total assets		$991,574	$973,668	$17,906	$—

	Balance Sheet Classification	January 1, 2011	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$364,418	$364,418	$—	$—
Trading marketable securities	Other assets	190,438	190,438	—	—
Available-for-sale marketable securities	Other current assets	33,745	33,745	—	—
Total assets		$588,601	$588,601	$—	$—

Liabilities
Interest rate swap	Other liabilities	$10,046	$—	$10,046	$—
Total liabilities		$10,046	$—	$10,046	$—

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

The fair value measurement standard also applies to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value. The Company did not make any material business combinations during the first nine months of 2011.

The following table provides information by level for assets and liabilities that were measured at fair value on a nonrecurring basis during 2010 for business combinations closed during the first nine months of 2010. The table provides the fair value of net identifiable tangible and intangible assets and liabilities (excluding goodwill). The Company used inputs other than quoted prices that are observable, such as interest rates, cost of capital and market comparable royalty rates, which are applied to income and market valuation approaches. A summary of the nonfinancial assets and liabilities measured at fair value in conjunction with our business combinations during the first nine months of 2010 is as follows (in thousands):

	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Business Combination	$52,238	$—	$52,238	$—

During the first nine months of 2011, the Company initiated restructuring actions resulting in the planned future closure of its CRM manufacturing facility in Sweden, resulting in the recognition of a $12.0 million impairment charge to write-down the facility to its estimated fair value. Additionally, $7.4 million of other asset write-downs and/or impairments were recorded during the first nine months of 2011. Refer to Note 7 for further detail. No material impairments of the Company’s long-lived assets were recognized during the first nine months of 2010.

The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other assets and measured at fair value on a nonrecurring basis. The carrying value of these investments approximated $128 million at October 1, 2011 and $124 million at January 1, 2011. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. When measured on a nonrecurring basis, the Company’s cost method investments are generally considered Level 3 in the fair value hierarchy, due to the use of unobservable inputs to measure fair value.

Fair Value Measurements of Other Financial Instruments

The aggregate fair value of the Company’s fixed-rate debt obligations at October 1, 2011 (measured using quoted prices in active markets) was $2,534.9 million compared to the aggregate carrying value of $2,447.1 million (inclusive of unamortized debt discounts and interest rate swap fair value adjustments). The fair value of the Company’s variable-rate debt obligations at October 1, 2011 approximated the aggregate $554.9 million carrying value due to the short-term, variable rate interest rate structure of these instruments.

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the provisions of ASC Topic 815, Derivatives and Hedging (ASC Topic 815), in accounting for and disclosing derivative instruments and hedging activities. All derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in net earnings or other comprehensive income depending on whether the derivative is designated as part of a qualifying hedging relationship under ASC Topic 815. Derivative assets and derivative liabilities are classified as other current assets, other assets, other current liabilities or other liabilities, as appropriate.

Foreign Currency Forward Contracts

The Company hedges a portion of its foreign currency exchange rate risk through the use of forward exchange contracts. The Company uses forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under ASC Topic 815. The Company measures its foreign currency exchange contracts at fair value on a recurring basis. The fair value of outstanding contracts was immaterial as of October 1, 2011 and January 1, 2011. During the third quarter of 2011 and 2010, the net amount of gains (losses) the Company recorded to other income (expense) for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 was a net gain of $2.1 million and a net loss of $8.4 million, respectively. During the first nine months of 2011 and 2010, the net amount of gains (losses) recorded to other income (expense) for its forward currency exchange contracts not designated as hedging instruments was a net loss of $6.2 million and a net loss of $1.7 million, respectively. These net gains (losses) were almost entirely offset by corresponding net (losses) gains on the foreign currency exposures being managed. The Company does not enter into contracts for trading or speculative purposes. The Company’s policy is to enter into hedging contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.

Interest Rate Swap

The Company hedges the fair value of certain debt obligations through the use of interest rate swap contracts. For interest rate swap contracts that are designated and qualify as fair value hedges, the gain or loss on the swap and the offsetting gain or loss on the hedged debt instrument attributable to the hedged risk are recognized in net earnings. Changes in the value of the fair value hedge are recognized in interest expense, offsetting the changes in the fair value of the hedged debt instrument. Additionally, any payments made or received under the swap contracts are accrued and recognized as interest expense. The Company’s current interest rate swap is designed to manage the exposure to changes in the fair value of its 2016 Senior Notes. The swap is designated as a fair value hedge of the variability of the fair value of the fixed-rate 2016 Senior Notes due to changes in the long-term benchmark interest rates. Under the swap agreement, the Company agrees to exchange, at specified intervals, fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. As of October 1, 2011, the fair value of the interest rate swap was a $17.9 million asset which was classified as other assets on the condensed consolidated balance sheet.

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

The Company has aggregated the four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to customers and operating expenses managed by each of the reportable segments. Certain operating expenses managed by the Company’s selling and corporate functions, including all stock-based compensation expense, impairment charges, certain acquisition-related charges, IPR&D charges, excise tax expense and special charges have not been recorded in the individual reportable segments. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments. Additionally, certain assets are managed by the Company’s selling and corporate functions, principally including trade receivables, inventory, corporate cash and cash equivalents, certain marketable securities and deferred income taxes. For management reporting purposes, the Company does not compile capital expenditures by reportable segment; therefore, this information has not been presented, as it is impracticable to do so.

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NMD	CV/AF	Other	Total
Three Months ended October 1, 2011:
Net sales	$852,774	$529,784	$—	$1,382,558
Operating profit	522,465	281,041	(493,839)	309,667

Three Months ended October 2, 2010:
Net sales	$830,902	$409,003	$—	$1,239,905
Operating profit	514,788	225,637	(441,441)	298,984

Nine Months ended October 1, 2011:
Net sales	$2,602,835	$1,601,987	$—	$4,204,822
Operating profit	1,623,378	834,341	(1,500,950)	956,769

Nine Months ended October 2, 2010:
Net sales	$2,549,768	$1,264,602	$—	$3,814,370
Operating profit	1,595,378	713,748	(1,299,382)	1,009,744

The following table presents the Company’s total assets by reportable segment (in thousands):

Total Assets	October 1, 2011	January 1, 2011
CRM/NMD	$2,407,250	$2,150,359
CV/AF	3,108,236	3,097,190
Other	3,586,625	3,318,899
	$9,102,111	$8,566,448

Geographic Information

The following table presents net sales by geographic location of the customer (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
United States	$657,227	$657,627	$2,011,629	$1,996,655
International
Europe	359,132	281,017	1,139,202	949,540
Japan	162,049	141,089	466,256	399,344
Asia Pacific	111,406	83,773	310,061	233,080
Other (a)	92,744	76,399	277,674	235,751
	725,331	582,278	2,193,193	1,817,715
	$1,382,558	$1,239,905	$4,204,822	$3,814,370

          (a) No one geographic market is greater than 5% of consolidated net sales.

The amounts for long-lived assets by significant geographic market include net property, plant and equipment by physical location of the asset as follows (in thousands):

Long-Lived Assets	October 1, 2011	January 1, 2011
United States	$1,014,381	$965,936
International
Europe	82,177	85,961
Japan	30,204	25,583
Asia Pacific	79,550	74,537
Other	184,933	171,914
	376,864	357,995
	$1,391,245	$1,323,931

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our net sales relate to CRM devices – ICDs and pacemakers. During the last three weeks in March 2010, a competitor in the CRM market, Boston Scientific Inc. (Boston Scientific), suspended sales of its ICD products in the United States. Although Boston Scientific resumed sales on April 16, 2010, we experienced an incremental ICD net sales benefit of approximately $40 million the first nine months of 2010 ICD net sales. Management remains focused on increasing our worldwide CRM market share, as we are one of three principal manufacturers and suppliers in the global CRM market. We are also investing in our other three major growth platforms – cardiovascular, atrial fibrillation and neuromodulation – to increase our market share in these markets.

Net sales in the third quarter and first nine months of 2011 were $1,382.6 million and $4,204.8 million, respectively, increases of 12% and 10%, respectively, over the same prior year periods. During the third quarter and first nine months of 2011, our net sales increases were led by incremental net sales from our 2010 acquisitions of AGA Medical Inc. (AGA Medical) and LightLab Imaging, Inc. (LightLab Imaging). Our products to treat atrial fibrillation also contributed to the increase. Our AF net sales increased 20% and 17% during the third quarter and first nine months of 2011, respectively, over the same periods in 2010. Compared to the same prior year period, our foreign currency translation comparisons increased our third quarter and first nine month net sales during 2011 by $73.2 million and $164.9 million, respectively. Refer to the Segment Performance section for a more detailed discussion of the results for the respective segments.

Our third quarter 2011 net earnings of $226.5 million and diluted net earnings per share of $0.69 increased 12% and 10%, respectively, compared to our third quarter 2010 net earnings of $208.4 million and diluted net earnings per share of $0.63. Third quarter 2011 net earnings were negatively impacted by $20.9 million of after-tax charges related to realigning certain activities in our CRM operating segment and costs associated with improving our international sales and sales support organization, and $8.5 million related to an account receivable write-down associated with one customer in Europe. Net earnings and diluted net earnings per share for the first nine months of 2011 were $700.8 million, an increase of 10% in net earnings over the first nine months of 2010. Diluted net earnings per share for the first nine months of 2011 of $2.13 per diluted share remained flat compared to the same prior year period. During the first nine months of 2011, net earnings were negatively impacted by $49.8 million of restructuring charges discussed previously, $19.3 million of AGA Medical inventory step up costs of sale expenses, $18.8 million of AGA Medical-related post-acquisition expenses, $8.5 million of accounts receivable allowance charges discussed previously and $2.8 million of in-process research and development (IPR&D) charges.

We generated $941.2 million of operating cash flows during the first nine months of 2011, compared to $791.6 million of operating cash flows during the first nine months of 2010, an 18.9% increase. We ended the third quarter with $959.5 million of cash and cash equivalents and $3,002.1 million of total debt. We also repurchased 11.7 million shares of our common stock for $500.0 million at an average repurchase price of $42.79 per share. Additionally, our Board of Directors authorized three quarterly cash dividends of $0.21 per share paid on April 29, 2011, July 29, 2011 and October 31, 2011.

NEW ACCOUNTING PRONOUNCEMENTS

Certain new accounting standards became effective for us in the first quarter of fiscal year 2011. Information regarding the new accounting pronouncement that impacted our 2011 disclosures is included in Note 2 to the Condensed Consolidated Financial Statements. Information regarding new accounting pronouncements that will impact future periods are included below.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles – Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, which allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after the assessment the entity determines it is unlikely that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If however, an entity concludes otherwise, then the first step of the two-step impairment test is required. ASU 2011-08 is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. We expect to adopt this new accounting pronouncement during our fourth quarter 2011 annual goodwill impairment assessment and do not expect a material impact.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, which eliminates the current option to report other comprehensive income and its components in the consolidated statements of shareholders’ equity. The update to ASU 2011-05 requires an entity to present items of net income and other comprehensive income in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income is required to be presented with subtotals for each and a grand total for total comprehensive income. The updated guidance does not change the calculation of earnings per share. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011. We expect to adopt this new account pronouncement beginning in fiscal year 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies in preparing the consolidated financial statements in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (2010 Annual Report on Form 10-K).

Preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; inventory reserves; valuation of IPR&D, other intangible assets and goodwill; income taxes; litigation reserves and insurance receivables; and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K.

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

The following table presents net sales and operating profit by reportable segment (in thousands):

	CRM/NMD	CV/AF	Other	Total
Three Months ended October 1, 2011:
Net sales	$852,774	$529,784	$—	$1,382,558
Operating profit	522,465	281,041	(493,839)	309,667

Three Months ended October 2, 2010:
Net sales	$830,902	$409,003	$—	$1,239,905
Operating profit	514,788	225,637	(441,441)	298,984

Nine Months ended October 1, 2011:
Net sales	$2,602,835	$1,601,987	$—	$4,204,822
Operating profit	1,623,378	834,341	(1,500,950)	956,769

Nine Months ended October 2, 2010:
Net sales	$2,549,768	$1,264,602	$—	$3,814,370
Operating profit	1,595,378	713,748	(1,299,382)	1,009,744

The following discussion of the changes in our net sales is provided by class of similar products within our four operating segments, which is the primary focus of our sales activities. Effective January 2, 2011, we realigned our significant cardiovascular product categories and reclassified prior period amounts to conform to the current period presentation.

Cardiac Rhythm Management

	Three Months Ended			Nine Months Ended
(in thousands)	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010	% Change
ICD systems	$444,889	$439,333	1.3%	$1,387,479	$1,362,042	1.9%
Pacemaker systems	305,700	298,669	2.4%	917,845	915,574	0.2%
	$750,589	$738,002	1.7%	$2,305,324	$2,277,616	1.2%

Cardiac Rhythm Management’s net sales increased 2% and 1% during the third quarter and first nine months of 2011, respectively, compared to the same periods in 2010. During the third quarter and first nine months of 2011, foreign currency translation had a $38.5 million and $84.4 million favorable impact on net sales, respectively, compared to the same prior year periods. ICD net sales increased 1% and 2% in the third quarter and first nine months of 2011, respectively, compared to the same prior year periods, as a result of favorable foreign currency translation and sales of recently launched products, partially offset by the incremental benefit on 2010 U.S. ICD net sales resulting from a suspension of a competitor’s product sales. In the United States, third quarter 2011 ICD net sales of $257.2 million decreased 9% over the prior year’s third quarter and ICD net sales in the first nine months of 2011 of $809.9 million decreased 6% over the same period last year. The nine month decrease included the incremental benefit of approximately $40 million during the first nine months of 2010, resulting from the suspension of U.S. ICD sales by one of our competitors in the CRM market. Internationally, third quarter 2011 ICD net sales of $187.7 million increased 21% compared to the third quarter of 2010. During the first nine months of 2011 ICD net sales of $577.6 million increased 16% compared to the first nine months of 2010. These increases are primarily a result of favorable foreign currency translation and the second quarter 2011 launch of our UnifyTM cardiac resynchronization therapy defibrillator (CRT-D) and FortifyTM ICD in Japan. The UnifyTM CRT-D and FortifyTM ICD are smaller, deliver more energy and have a longer battery life than comparable conventional devices. Foreign currency translation had a $19.9 million and $43.3 million favorable impact on international ICD net sales in the third quarter and first nine months of 2011, respectively, compared to the same periods in 2010.

Pacemaker net sales were flat in both the third quarter and first nine months of 2011 compared to the same prior year periods. In the United States, our third quarter 2011 pacemaker net sales of $126.2 million decreased 6% compared to the third quarter of 2010. Additionally, during the first nine months of 2011, U.S. pacemaker net sales of $385.6 million decreased 4% over the same period last year. Internationally, our 2011 net sales during the third quarter of $179.5 million and first nine months of $532.2 million increased 9% and 4%, respectively, compared to the same prior year periods. Foreign currency translation had an $18.5 million and $41.1 million favorable impact during the third quarter and first nine months of 2011, respectively, compared to the same prior year periods.

Cardiovascular

	Three Months Ended			Nine Months Ended
(in thousands)	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010	% Change

Vascular products	$177,156	$161,063	10.0%	$549,941	$496,128	10.8%
Structural heart products	150,828	79,122	90.6%	447,640	253,791	76.4%
	$327,984	$240,185	36.6%	$997,581	$749,919	33.0%

Cardiovascular net sales increased 37% and 33% during the third quarter and first nine months of 2011, respectively, compared to the same periods one year ago driven by incremental net sales from our 2010 acquisitions of AGA Medical and LightLab Imaging. CV net sales were also favorably impacted by foreign currency translation of $20.7 million and $47.7 million during the third quarter and first nine months of 2011, respectively, compared to the same prior year periods. Vascular products’ net sales increased 10% and 11% during the third quarter and first nine months of 2011, respectively, compared to the same periods in 2010 primarily due to incremental AGA Medical net sales of vascular plugs, and LightLab Imaging net sales of Optical Coherence Tomography (OCT) products and favorable foreign currency translation, partially offset by decreased sales volumes associated with our Angio-Seal™ active closure devices. Vascular products include vascular closure products, fractional flow reserve (FFR) Pressure Wire™, OCT products, vascular plugs and other vascular accessories. Foreign currency translation favorably impacted the third quarter and first nine months of 2011 by $12.0 million and $29.5 million, respectively. Structural heart products’ net sales increased 91% and 76% during the third quarter and first nine months of 2011, respectively, due to the incremental AGA Medical net sales of Amplatzer® occluder products and international net sales growth associated with our Trifecta™ tissue valve, which was recently launched in the United States after receiving U.S. FDA approval in April 2011. Structural heart products include heart valve replacement and repair products and Amplatzer® occluder products. Foreign currency translation favorably impacted structural heart products’ net sales by $8.6 million and $18.2 million during the third quarter and first nine months of 2011, respectively, compared to the same prior year period.

Atrial Fibrillation

	Three Months Ended			Nine Months Ended
(in thousands)	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010	% Change

Atrial fibrillation products	$201,800	$168,818	19.5%	$604,406	$514,683	17.4%

In our Atrial Fibrillation division, our access, diagnosis, visualization, recording and ablation products assist physicians in diagnosing and treating atrial fibrillation and other irregular heart rhythms. AF net sales increased 20% and 17% during the third quarter and first nine months of 2011, respectively, compared to the same prior year periods due to the continued increase in EP catheter ablation procedures, the continued market penetration of our EnSite® Velocity System and related connectivity tools (EnSite Connect™, EnSite Courier™ and EnSite Derexi™ modules) and the on-going rollout of recently approved EP irrigated ablation catheters in the U.S. (Safire BLU™) and internationally (Therapy™ Cool Flex™, Safire Blu™ Duo and Therapy™ Cool Path™ Duo bi-directional). Foreign currency translation had a favorable impact on AF net sales of $11.5 million and $26.4 million in the third quarter and first nine months of 2011, respectively, compared to the same periods in 2010.

Neuromodulation

	Three Months Ended			Nine Months Ended
(in thousands)	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010	% Change

Neurostimulation devices	$102,185	$92,900	10.0%	$297,511	$272,152	9.3%

Neuromodulation net sales increased 10% and 9% during the third quarter and first nine months of 2011, respectively, compared to the same periods in 2010. The increase in NMD net sales was driven by continued market acceptance of our products and sales growth in our neurostimulation devices that help manage chronic pain. Specifically, international net sales in the third quarter and first nine months of 2011 increased 41% and 42%, respectively, driven by sales growth in the Eon Mini platform and growing market acceptance of the Epiducer Lead Delivery system which gives physicians the ability to place multiple neurostimulation leads through a single entry point. Foreign currency translation had a $2.6 million and $6.4 million favorable impact on NMD net sales during the third quarter and first nine months of 2011, respectively, compared to the same prior year periods.

RESULTS OF OPERATIONS

Net sales

	Three Months Ended			Nine Months Ended
(in thousands)	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010	% Change

Net sales	$1,382,558	$1,239,905	11.5%	$4,204,822	$3,814,370	10.2%

Overall, net sales increased 12% and 10% during the third quarter and first nine months of 2011 compared to the same prior year periods led by incremental net sales from our 2010 acquisitions of AGA Medical and LightLab Imaging and sales growth from our products to treat atrial fibrillation. Our first nine months of 2010 net sales also benefited by approximately $40 million from suspended Boston Scientific U.S. ICD sales. Foreign currency translation had a favorable impact on the third quarter and first nine months of 2011 net sales of $73.2 million and $164.9 million, respectively, due primarily to the weakening of the U.S. Dollar against the Euro and Japanese Yen. This amount is not indicative of the net earnings impact of foreign currency translation for the third quarter and first nine months of 2011 due to partially offsetting foreign currency translation impacts on cost of sales and operating expenses.

Net sales by geographic location of the customer were as follows (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
United States	$657,227	$657,627	$2,011,629	$1,996,655
International
Europe	359,132	281,017	1,139,202	949,540
Japan	162,049	141,089	466,256	399,344
Asia Pacific	111,406	83,773	310,061	233,080
Other (a)	92,744	76,399	277,674	235,751
	725,331	582,278	2,193,193	1,817,715
	$1,382,558	$1,239,905	$4,204,822	$3,814,370

(a)  No one geographic market is greater than 5% of consolidated net sales.

Gross profit

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Gross profit	$1,012,443	$900,086	$3,075,342	$2,808,080
Percentage of net sales	73.2%	72.6%	73.1%	73.6%

Gross profit for the third quarter of 2011 totaled $1,012.4 million, or 73.2% of net sales, compared to $900.1 million, or 72.6% of net sales for the third quarter of 2010. Gross profit for the first nine months of 2011 totaled $3,075.3 million, or 73.1% of net sales, compared to $2,808.1 million, or 73.6% of net sales for the first nine months of 2010. The positive impact from our gross profit percentage during the third quarter of 2011 compared to the same period in 2010 was primarily a result of favorable foreign currency translation impacts as well as favorable product mix from our AGA Medical sales. Our gross profit percentage for the first nine months of 2011 was negatively impacted by $29.4 million (or 0.7 percentage points) due to inventory step-up amortization costs associated with our AGA Medical acquisition.

Selling, general and administrative (SG&A) expense

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Selling, general and administrative	$505,080	$438,723	$1,532,241	$1,329,623
Percentage of net sales	36.5%	35.4%	36.4%	34.9%

SG&A expense for the third quarter of 2011 totaled $505.1 million, or 36.5% of net sales, compared to $438.7 million, or 35.4% of net sales, for the third quarter of 2010. SG&A expense for the first nine months of 2011 totaled $1,532.2 million, or 36.4% of net sales, compared to $1,329.6 million, or 34.9% of net sales, for the first nine months of 2010. The increase in SG&A expense as a percent of net sales is primarily the result of $24.9 million of contract termination and international integration charges related to our AGA Medical acquisition, which negatively impacted our first nine months SG&A expense as a percent of net sales by 0.6 percentage points. Incremental intangible asset amortization expense from the AGA Medical acquisition also negatively impacted both our 2011 third quarter and first nine months of SG&A expense as a percent of net sales by 0.5 percentage points. The remaining increase in SG&A expense as a percent of net sales is primarily associated with our increased investment in sales and marketing activities to support the growth and launch of our new technologies, particularly outside of the United States.

Research and development (R&D) expense

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Research and development expense	$176,320	$150,135	$528,387	$456,469
Percentage of net sales	12.8%	12.1%	12.7%	12.0%

R&D expense in the third quarter of 2011 totaled $176.3 million, or 12.8% of net sales, compared to $150.1 million, or 12.1% of net sales, for the third quarter of 2010. R&D expense in the first nine months of 2011 totaled $528.4 million, or 12.7% of net sales, compared to $456.5 million, or 12.0% of net sales, for the first nine months of 2010. R&D expense as a percent of net sales increased during the third quarter and first nine months of 2011 compared to the same prior year periods, reflecting our continuing commitment to fund future long-term growth opportunities. We will continue to balance delivering short-term results with our investments in long-term growth drivers.

Purchased in-process research and development charges

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Purchased in-process research and development charges	$—	$12,244	$4,400	$12,244

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

Special charges

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Cost of sales special charges	$7,173	$—	$18,219	$—
Special charges	21,376	—	53,545	—
	$28,549	$—	$71,764	$—

During the first nine months of 2011, we incurred charges totaling $71.8 million primarily related to ongoing restructuring actions that began in the second quarter of 2011 to realign certain activities in our CRM business as well as costs primarily associated with our continuing efforts to improve the our international sales and sales support organization. A key component of these restructuring activities related to our decision to transition CRM manufacturing out of Sweden to more cost-advantaged locations. As part of these actions as well as the efforts to enhance the efficiency and effectiveness of our international sales and sales support organization, we recorded $33.9 million related to severance and benefit costs for approximately 380 employees.

We also recorded a $6.5 million charge in cost of sales related to inventory obsolescence charges and $19.4 million of other long-lived asset charges, of which $12.0 million was recorded as an impairment charge to write-down our CRM manufacturing facility in Sweden to its fair value. We also recorded charges of $11.9 million related to contract terminations and other costs.

As part of our decision to transition CRM manufacturing out of Sweden, we expect to incur additional pre-tax costs of approximately $50 - $70 million ($35 - $50 million after-tax costs) over the next several quarters related to additional employee termination costs, accelerated depreciation and other restructuring related costs. We expect to fully transition our manufacturing operations out of Sweden by the end of fiscal year 2012.

Other income (expense), net

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Interest income	$1,256	$785	$3,201	$1,507
Interest expense	(16,986)	(14,714)	(51,747)	(50,299)
Other	(3,783)	2,818	(22,432)	(2,865)
Total other income (expense), net	$(19,513)	$(11,111)	$(70,978)	$(51,657)

The unfavorable change in other income (expense) during the third quarter and first nine months of 2011 compared to the same periods in 2010 was due to $6.6 million and $21.8 million, respectively, of Puerto Rico excise tax expense recognized in other expense. The 4% Puerto Rico excise tax became effective in 2011, and we incur this tax on most purchases made from our Puerto Rico subsidiary. This excise tax is almost entirely offset by the resulting foreign tax credits or income tax deductions which are recognized as a benefit to income tax expense.

Income taxes

	Three Months Ended		Nine Months Ended
(as a percent of pre-tax income)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Effective tax rate	21.9%	27.6%	20.9%	26.8%

Our effective income tax rate was 21.9% and 27.6% for the third quarter of 2011 and 2010, respectively, and 20.9% and 26.8% for the first nine months of 2011 and 2010, respectively. As discussed previously, the 4% Puerto Rico excise tax, which is levied on most purchases from Puerto Rico, became effective beginning in 2011. Because the excise tax is not levied on income, U.S. generally accepted accounting principles do not allow for the excise tax to be recognized as part of income tax expense. However, the resulting foreign tax credit or income tax deduction is recognized as a benefit to income tax expense, thus favorably impacting our effective income tax rate. As a result, our effective tax rate was favorably impacted by 1.3 percentage points and 1.4 percentage points in the third quarter and first nine months of 2011, respectively, compared to the same periods in 2010. As discussed previously, this favorable impact on our effective tax rate is more than offset by the excise tax expense recognized in other expense.

Our effective tax rate for the first nine months of 2010 does not include the impact of the federal research and development tax credit (R&D tax credit), as the R&D tax credit was not enacted into law until the fourth quarter of 2010. As a result, our effective tax rates for both the third quarter and first nine months of 2010 were negatively impacted by 2.0 percentage points.

LIQUIDITY

We believe that our existing cash balances, future cash generated from operations and available borrowing capacity under our $1.5 billion long-term committed credit facility (Credit Facility) and related commercial paper program will be sufficient to fund our operating needs, working capital requirements, R&D opportunities, capital expenditures, debt service requirements and shareholder dividends over the next 12 months and in the foreseeable future thereafter. We do not have any significant debt maturities until 2013. The majority of our outstanding October 1, 2011 debt portfolio matures after December 2015.

We believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital should suitable investment and growth opportunities arise. Our credit ratings are investment grade. We monitor capital markets regularly and may raise additional capital when market conditions or interest rate environments are favorable.

At October 1, 2011, substantially all of our cash and cash equivalents was held by our non-U.S. subsidiaries. A portion of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of operating expenses, capital expenditures and other investment and growth opportunities. The majority of these funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practical to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate funds held by our non-U.S. subsidiaries.

We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the most recently completed quarter) increased from 90 days at January 1, 2011 to 92 days at October 1, 2011. Our DIOH (ending net inventory divided by average daily cost of sales for the most recently completed six months) decreased from 163 days at January 1, 2011 to 157 days at October 1, 2011. Special charges recognized in cost of sales as well as acquisition impacts to cost of sales and inventory during the last six months reduced our October 1, 2011 DIOH by 7 days. Special charges recognized in cost of sales in the second half of 2010 reduced our January 1, 2011 DIOH by 7 days; however, the impact of our acquisitions in the second half of 2010 offset the special charge impact, increasing our DIOH by 7 days.

A summary of our cash flows from operating, investing and financing activities is provided in the following table (in thousands):

	Nine Months Ended
	October 1, 2011	October 2, 2010
Net cash provided by (used in):
Operating activities	$941,153	$791,561
Investing activities	(268,369)	(468,775)
Financing activities	(207,894)	133,677
Effect of currency exchange rate changes on cash and cash equivalents	(5,700)	2,224
Net increase in cash and cash equivalents	$459,190	$458,687

Operating Cash Flows

Cash provided by operating activities was $941.2 million during the first nine months of 2011, an 18.9% increase compared to $791.6 million during the first nine months of 2010. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, accounts payable, accrued liabilities and income taxes payable.

Investing Cash Flows

Cash used in investing activities was $268.4 million during the first nine months of 2011 compared to $468.8 million during the same period last year. Our purchases of property, plant and equipment, which totaled $236.0 million and $226.3 million in the first nine months of 2011 and 2010, respectively, primarily reflect our continued investment in our product growth platforms currently in place. During the first nine months of 2010, we made certain acquisitions and strategic investments by acquiring LightLab Imaging for $92.2 million in net cash consideration, investing $60 million in CardioMEMS, Inc. (CardioMEMS) and making our final scheduled acquisition payment of $31.3 million for MediGuide, Inc. CardioMEMS is a privately-held company focused on the development of a wireless monitoring technology that can be placed directly into the pulmonary artery to assess cardiac performance via measurement of pulmonary artery pressure.

Financing Cash Flows

Cash used in financing activities was $207.9 million during the first nine months of 2011 compared to $133.7 million of cash provided by financing activities in the first nine months of 2010. Our financing cash flows can fluctuate significantly depending upon our liquidity needs, stock repurchase plans and the amount of stock option exercises. During the first nine months of 2011, we repurchased $809.2 million of our common stock, which was financed primarily with cash generated from operations and net commercial paper issuances of $444.6 million. During the first nine months of 2010, we received net proceeds of $671.1 million from debt borrowings consisting of $450.0 million principal amount of 2013 Senior Notes, 2.04% Yen Notes (12.8 billion Yen) and 1.58% Yen Notes (8.1 billion Yen). The proceeds from these debt issuances were used to repay $655.7 million of outstanding debt borrowings consisting of a 3-year unsecured 2011 Term Loan ($432.0 million) and 1.02% Yen Notes (20.9 billion Yen). Proceeds from the exercise of stock options and stock issued provided cash inflows of $285.8 million and $107.3 million during the first nine months of 2011 and 2010, respectively. We also paid $137.8 million of cash dividends to shareholders in the first nine months of 2011.

DEBT AND CREDIT FACILITIES

We have a long-term $1.5 billion committed Credit Facility used to support our commercial paper program and for general corporate purposes. The Credit Facility expires in February 2015. Borrowings under this facility bear interest initially at LIBOR plus 0.875%, subject to adjustment in the event of a change in our credit ratings. Commitment fees under this Credit Facility are not material. There were no outstanding borrowings under the Credit Facility as of October 1, 2011 or January 1, 2011.

Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. We began issuing commercial paper during November 2010 and had an outstanding commercial paper balance of $470.1 million and $25.5 million at October 1, 2011 and January 1, 2011, respectively. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. Our commercial paper has historically been issued at lower interest rates than borrowings available under the Credit Facility.

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

Concurrent with the issuance of the 2016 Senior Notes, we entered into a 5-year, $500.0 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of our fixed-rate 2016 Senior Notes. As of October 1, 2011, the fair value of the swap was a $17.9 million asset which was classified as other assets on the consolidated balance sheet, with a corresponding adjustment increasing the carrying value of the 2016 Senior Notes. Refer to Note 13 of the Consolidated Financial Statements for additional information regarding the interest rate swap.

In April 2010, we issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Yen (the equivalent of $166.5 million at October 1, 2011 and $156.3 million at January 1, 2011) and 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Yen (the equivalent of $106.3 million at October 1, 2011 and $99.7 million at January 1, 2011). We used the net proceeds from these issuances to repay our 1.02% Yen-denominated notes that matured on May 7, 2010 totaling 20.9 billion Yen. Interest payments on the 2.04% Yen Notes and 1.58% Yen Notes are required on a semi-annual basis and the principal amounts recorded on the balance sheet fluctuate based on the effects of foreign currency translation.

In March 2011, we borrowed 6.5 billion Japanese Yen under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The proceeds from the borrowings were used to repay the outstanding balance on the Yen-denominated term loan due December 2011. The outstanding 6.5 billion Japanese Yen balance was the equivalent of $84.8 million at October 1, 2011. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at the Yen LIBOR plus 0.25% and the other half of the borrowings bear interest at the Yen LIBOR plus 0.275%. The entire principal balance is due in March 2012 with an option to renew with the lenders’ consent.

Our Credit Facility and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 60% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the Credit Facility, our senior notes and Yen Notes we also have certain limitations on how we conduct our business, including limitations on additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of October 1, 2011.

SHARE REPURCHASES

On August 2, 2011, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock. We completed the repurchases under the program on August 29, 2011, repurchasing 11.7 million shares for $500.0 million at an average repurchase price of $42.79 per share.

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

DIVIDENDS

The following table provides dividend authorization, shareholder record and dividend payable dates as well as the cash dividends declared per share. We expect to continue to pay quarterly cash dividends in the foreseeable future, subject to Board approval.

Board of Directors’ Dividend Authorization Date	Shareholders’ Record Date	Dividend Payable Date	Cash Dividends Declared Per Share

February 26, 2011	March 31, 2011	April 29, 2011	$0.21
May 11, 2011	June 30, 2011	July 29, 2011	$0.21
August 2, 2011	Septemeber 30, 2011	October 31, 2011	$0.21

Total dividends declared per share for the nine months ended October 1, 2011			$0.63

COMMITMENTS AND CONTINGENCIES

We have certain contingent commitments to acquire various businesses involved in the distribution of our products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of October 1, 2011, we could be required to pay approximately $25.7 million in future periods to satisfy such commitments. A description of our contractual obligations and other commitments is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2010 Annual Report on Form 10-K. We have no off-balance sheet financing arrangements other than that previously disclosed in our 2010 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENTS

In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast”, “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in the sections entitled Off-Balance Sheet Arrangements and Contractual Obligations and Market Risk in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2010 Annual Report on Form 10-K and in Part II, Item 1A, Risk Factors of this Quarterly Reports on Form 10-Q for the periods ended April 2, 2011 and July 2, 2011 and in Part I, Item 1A, Risk Factors of our 2010 Annual Report on Form 10-K, as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the list below.

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

As of October 1, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2011.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The risks factors identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 1, 2011, Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended April 2, 2011 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended July 2, 2011 have not changed in any material respect.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 3, 2011, our Board of Directors announced a share repurchase program of up to $500.0 million of our outstanding common stock with no expiration date. We completed the repurchases under the program on August 29, 2011, repurchasing 11.7 million shares for $500.0 million at an average repurchase price of $42.79 per share.

The following table provides information about the shares we repurchased during the third quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

7/3/2011 - 7/30/2011	—	$—	—	$—
7/31/2011 - 9/3/2011	11,684,681	42.79	11,684,681	—
9/4/2011 - 10/1/2011	—	—	—	—

Total	11,684,681	42.79	11,684,681	$—

Item 6.	EXHIBITS

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended October 1, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

November 9, 2011	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended October 1, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements.

_________________

# Filed as an exhibit to this Quarterly Report on Form 10-Q.
* Furnished herewith.

