Form 10-K
period 2011-12-31
ST JUDE MEDICAL INC
filed 2012-02-29
CIK 203077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐           No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $16.0 billion at July 1, 2011 (the last trading day of the registrant’s most recently completed second fiscal quarter), when the closing sale price of such stock, as reported on the New York Stock Exchange, was $48.58 per share.

The registrant had 320,457,921 shares of its $0.10 par value Common Stock outstanding as of February 24, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2011, are incorporated by reference into Parts I and II. Portions of the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

We aggregate our four operating segments into two reportable segments based primarily upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Our performance by reportable segment is included in Note 14 of the Consolidated Financial Statements in the Financial Report included in our 2011 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

We utilize a 52/53-week fiscal year ending on the Saturday nearest December 31st. Fiscal year 2011, 2010 and 2009 consisted of 52 weeks and ended on December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

The table below shows net sales and percentage of total net sales contributed by each of our four operating segments for fiscal years 2011, 2010 and 2009:

Net Sales (in thousands)	2011	2010	2009
Cardiac Rhythm Management	$3,033,930	$3,039,953	$2,769,034
Cardiovascular	1,337,313	1,036,683	953,620
Atrial Fibrillation	822,085	707,873	627,853
Neuromodulation	418,368	380,262	330,766
	$5,611,696	$5,164,771	$4,681,273

Percentage of Total Net Sales	2011	2010	2009
Cardiac Rhythm Management	54.1%	58.9%	59.1%
Cardiovascular	23.8%	20.1%	20.4%
Atrial Fibrillation	14.6%	13.7%	13.4%
Neuromodulation	7.5%	7.3%	7.1%

In March 2010, significant U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act (PPACA) along with the Health Care and Education Reconciliation Act of 2010 was enacted into law. As a U.S. headquartered company with significant sales in the United States, this health care reform law will materially impact us. Certain provisions of the health care reform are not effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the legislation. The law does levy a 2.3% excise tax on all U.S. medical device sales beginning in 2013. Our U.S. net sales represented approximately 47% of our worldwide consolidated net sales in 2011 and we still expect the new tax will materially and adversely affect our business, cash flows and results of operations. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what impacts these provisions will have on patient access to new technologies. The Medicare provisions also include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

Principal Products
Cardiac Rhythm Management: CRM focuses on the research, development and manufacture of products for cardiac arrhythmias, or irregular heartbeats. In 2011, we continued to expand our product pipeline with innovative technologies, including ICDs that provide life-saving therapy to patients suffering from lethal heart conditions, such as sudden cardiac arrest; cardiac resynchronization therapy (CRT) devices to save and improve the lives of patients suffering from heart failure (HF); pacemakers to help people whose hearts beat too slowly or who suffer from other debilitating cardiac arrhythmias; and leads (wires that connect our devices to the heart) to carry electrical impulses to the heart and provide information to the device from the heart. CRM also develops and markets programmers and remote monitoring equipment that are used by physicians and healthcare professionals to program and analyze data from our devices for the management of their patients.

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

During 2011 we received approval for our Unify Quadra® CRT-D device (U.S. Food and Drug Administration (FDA) approval in November 2011 and European CE Mark approval in March 2011) and our Quartet® LV (left ventricular) Lead (FDA approval in November 2011 and European CE Mark approval in September 2009). Unify Quadra® and Promote Quadra®, available worldwide, represent our quadripolar pacing systems that provide the benefit of four different LV lead electrodes and up to ten pacing options, which allow physicians the ability to address pacing complications without the need to surgically reposition a lead.

Unify Quadra® further strengthens our product portfolio which includes our Unify® CRT-D and Fortify® ICD devices (FDA approval in May 2010 and European CE Mark approval in January 2010) that are significantly smaller in size than previous devices, offer improved longevity and provide high energy electrical impulse capability for life saving therapy when needed. In addition, in 2011 we launched our ShockGuard® software upgrade (FDA approval in April 2011 and European CE Mark approval in March 2011) for our Unify and Fortify family of devices that provide new enhancements intended to reduce the chance for inappropriate shocks to be delivered to the patient. All of our Unify® CRT-D and Fortify® ICD devices are also available with the DF4 connector standard that allows a single defibrillation lead connection between an ICD or CRT-D device and the heart, reducing the procedure time and volume of leads implanted in the chest cavity.

In addition, we continue to offer our Current Accel® and Promote Accel® devices (FDA approval in February 2010 and European CE Mark approval in March 2009) which are designed to adjust settings automatically to further enhance patient safety and minimize scheduled patient follow-ups. In addition, the AnalyST Accel® (European CE Mark approval in March 2009) and Fortify™ ST (European CE Mark approval in January 2010) devices represent our second and third generation ICD devices capable of continuously monitoring the electrical charges between heartbeats, providing physicians insight into clinical events to help improve patient management.

Our ICDs are used with the single- and dual-shock electrode transvenous defibrillation leads. Our latest ICD lead offerings include the Durata® SJ4 (FDA approval in April 2009) and Durata™ high voltage lead (FDA approval in January 2008), which feature a soft silicone tip and curved right-ventricular (RV) coil designed to further improve implant performance. The Durata® leads, along with the Riata® ST Optim® leads (FDA approval in July 2006), are small-diameter ICD leads and feature our exclusive Optim® insulation material that combines the durability of polyurethane and the softness of silicone. Optim® insulation has demonstrated a statistically significant reduction in the incidence of insulation abrasion when compared to our previous silicone insulated leads. Optim® insulation material was designed specifically for high- and low-voltage cardiac pacing leads. We now have Optim® insulation available in all of our lead segments and have phased out our older silicone insulated leads in favor of the improved reliability of Optim® based leads.

In December 2007, we released the QuickFlex® family of LV leads in the United States and Europe. Additionally, our LV lead platform includes the smaller diameter lead QuickFlex® µ (micro) LV lead (FDA approval in May 2010 and European CE Mark approval in September 2008). For improved LV lead implantation, we also offer our CPS Aim® SL (FDA approval in July 2009 and European CE Mark in April 2009) and CPS Direct® SL II (FDA approval in August 2009 and European CE Mark approval in September 2009) next generation slittable LV lead delivery tools designed to offer safer, more efficient implantation procedures and therapy delivery for patients with heart failure. We also provide additional tools for placement of LV leads that include the CPS Luminary®, CPS Duo®, CPS Courier® guidewires and the CPS Venture® wire control catheter.

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

In 2009, we received approval (FDA approval in July 2009 and European CE Mark approval in April 2009) of our Accent® (radio frequency) RF pacemaker and Anthem® RF CRT-P (cardiac resynchronization therapy pacemaker). The Accent® and Anthem® product family features RF telemetry that enables secure, wireless communication between the implanted device and the programmer used by the clinician, utilizing wireless telemetry from implant through follow-up, allowing for more efficient and convenient care and device management.

Our other pacing products include the Zephyr®, Victory® and Sustain™ family of pacemakers. The Zephyr™ family of pacemakers (FDA approval in May 2007) includes automaticity features to simplify device follow-up. All standard follow-up tests may be done automatically by the device. The Zephyr™ family of pacemakers includes functionality to reduce unnecessary ventricular pacing.

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

During 2011, we received approval (FDA approval in June 2011 and European CE Mark approval in September 2011) for our Sustain™ family of value tier devices. The Sustain™ family models maintain the therapeutic features of previous St. Jude Medical pacemakers, including the AF Suppression™ algorithm and the Beat-by-Beat™ AutoCapture™ Pacing System. This family offers atrial tachycardia and atrial fibrillation arrhythmia diagnostics. These features are designed to help physicians better manage pacemaker patients suffering from atrial fibrillation— the world’s most common cardiac arrhythmia. We also offer the Microny® II SR+ and Microny® K. These small-sized pacemakers are available worldwide. Another pacemaker, the Regency®, is offered outside of the United States.

Our current pacing leads include the Optisense Optim®, Optisense®, Tendril® STS, Tendril® ST Optim, Tendril® ST and Tendril® SDX lead families and the IsoFlex® Optim, IsoFlex® S, IsoFlex® P and Passive Plus® DX passive-fixation lead families, all available worldwide. All of these lead families feature steroid elution, which helps suppress the body’s inflammatory response to a foreign object. Our Optisense® leads offer an electrode spacing technology that has been clinically proven to significantly reduce far-field over-sensing and inappropriate mode switching.

Our CRM devices interact with an external device referred to as a programmer. A programmer has two general functions. First, a programmer is used at the time of implant to establish the initial therapeutic settings of these devices as determined by the physician. A programmer is also used for patient follow-up visits, which usually occur every three to twelve months based on patient need, to download stored diagnostic information from the implanted device for physicians to verify appropriate therapeutic settings. Since the introduction of programmable pacemakers, all CRM device manufacturers, including St. Jude Medical, have retained title to their programmers, which are used by their field sales force or by physicians and nurses or technicians.

In April 2006, we received FDA approval for the first software module of our Merlin™ Patient Care System, a universal programmer for St. Jude Medical ICDs and pacemakers. Merlin™ Patient Care System features a larger display, built-in full-size printer, touch screen and advanced new user interface. The programmer is a result of detailed customer research activities to optimize ease of use and to set new standards for efficient and effective in-clinic follow-up. This programmer has had several software updates since release to extend capabilities and support new products and markets. In 2008, the programmer was updated to include Japanese and Mandarin Chinese language support. In 2010, we introduced a new Pacing Systems Analyzer (PSA) that integrates into the Merlin™ programmer to allow for quick and easy testing of the leads during device implant.

In addition to the programmer, physicians can monitor implanted devices and patient status using the Merlin.netTM Patient Care Network. The latest version of this system (v5.0) was approved by the FDA in June 2011 and received European CE Mark approval in May 2011. This system allows patients to use their home transmitters to send data stored in devices to an internet site for retrieval by their physician through standard analog or DSL telephone lines. Physicians can better manage their increased number of ICD and pacemaker patients by conducting remote follow-up sessions and using alerts of clinically important events, thereby increasing efficiency and reducing risks for the patient. Additionally, patient flexibility is enhanced by the reduction in the number of office visits required and the ability to have a physician quickly interrogate device data whenever symptoms warrant.

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

Cardiovascular: Our Cardiovascular division participates in segments of the vascular and structural heart markets. Our vascular products include active vascular closure devices, compression assist devices, pressure measurement guidewires, diagnostic coronary imaging technology, vascular plugs, percutaneous catheter introducers and diagnostic guidewires. Our structural heart products include both mechanical and tissue replacement heart valves as well as heart valve repair products and transcatheter structural heart defect devices. With our acquisition of AGA Medical Holdings, Inc. (AGA Medical) in November 2010, we expanded our structural heart product portfolio with devices for left atrial appendage (LAA) closure, devices for patent foramen ovale (PFO) closure and devices to modify abnormal peripheral vessels with vascular plugs. We are committed to developing clinical evidence for the treatment of structural heart disease.

Vascular Products -We offer a full portfolio of access and closure devices for interventionalists. Our vascular closure devices are used to close radial and femoral artery puncture sites following percutaneous coronary interventions, diagnostic procedures and certain peripheral procedures. Active or passive (manual) compression is utilized to assist in closing artery puncture sites. Our active closure devices include our Angio-Seal™ product offering. The latest version is the Angio-Seal™ Evolution™. In addition to the performance and ease of use benefits offered from prior versions of Angio-Seal™, Angio-Seal™ Evolution features automated collagen compaction – thus making it easier for the clinician to ensure immediate arterial hemostasis (cessation of bleeding) and rapid deployment of the device. Prior versions of Angio-Seal™, Angio-Seal™ VIP and Angio-Seal™ STS Plus continue to generate revenue in our active closure product offering. Since its introduction to the market 15 years ago, more than 15 million Angio-Seal™ vascular closure devices have been utilized around the world.

We estimate that manual compression is utilized as the primary method to obtain hemostasis in approximately two-thirds of all percutaneous procedures. Our compression assist device offerings include both the RadiStop® and FemoStop™ compression assist devices that arrest bleeding of the radial and femoral arteries, respectively. External compression devices are often used to maintain pressure on the arteriotomy in order to facilitate hemostasis.

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

In coronary disease diagnosis and intervention, an emerging treatment model involves the use of tools for physiologic lesion assessment rather than sole reliance on contrast-enhanced angiography. In this treatment model, blood flow through a stenotic coronary lesion is measured with a special purpose coronary guidewire containing a pressure sensor. Fractional flow reserve (FFR) is an index determining the functional severity of narrowings in the coronary arteries as measured by these guidewires. FFR specifically identifies which coronary narrowings are responsible for significantly obstructing the flow of blood to a patients’ heart muscle (called ischemia), and it is used by the interventional cardiologist to direct coronary interventions (such as stent procedures) and assess results for improved treatment outcomes.

Our PressureWire™ Certus™ guidewire, provides precise measurements of intravascular pressure during a cardiovascular procedure and helps aid physicians in determining the most beneficial lesions to treat. The landmark trial FAME (Fractional flow reserve (FFR) vs. Angiography in Multivessel Evaluation), which used our PressureWire™ Certus guidewires, was published in the January 15, 2009 issue of the New England Journal of Medicine. It demonstrated a statistically significant difference of 28% in Major Adverse Cardiac Events (MACE) such as death, myocardial infarction and repeat revascularization. The randomized, prospective, multi-center trial looked at 1,005 patients with multi-vessel coronary artery disease twelve months after receiving a stent, and compared outcomes for patients whose treatment was guided by FFR to those whose treatment was guided only by angiography. At the October 2009 Transcatheter Cardiovascular Therapeutics conference, two-year results from the FAME study were presented which demonstrated continued reductions in mortality, morbidity, stent utilization and procedural cost when PressureWire™ Certus was employed to guide the physician decision-making process. PressureWire™ Certus has regulatory approval in the United States, Europe and Japan.

In May 2010, the first patient was enrolled in the FAME II (Fractional Flow Reserve-Guided Percutaneous Coronary Intervention Plus Optimal Medical Treatment vs. Optimal Medical Treatment Alone in Patients with Stable Coronary Artery Disease) trial. The objective of the FAME II trial is to study the role of FFR in the treatment of stable coronary artery disease by comparing the clinical outcomes, safety and cost effectiveness of percutaneous coronary intervention (PCI) guided by FFR plus optimal medical treatment (OMT) to OMT alone. An interim analysis of the FAME II trial has found a highly statistically significant reduction in the need for hospital readmission and urgent revascularization when FFR-guided assessment was used to direct treatment in patients with coronary artery disease. As a result of the positive interim analysis, in January 2012, the FAME II Independent Data Safety Monitoring Board made the recommendation to stop further enrollment in the trial due to an excess number of adverse events in the OMT alone protocol. We support the recommendation, have stopped enrollment in the trial, and intend to publish the findings in 2012.

We also market PressureWire™ Aeris™ in Europe and the United States. Aeris is a guidewire that transmits a pressure signal wirelessly, and requires no additional equipment or cabling in the cardiac catheterization laboratory. The wireless technology of the PressureWire™ Aeris also eliminates cables crossing the sterile field, reducing variables and making the entire procedure faster and easier. Physicians can remove the device’s handle and insert a stent delivery system directly over the PressureWire™ Aeris, eliminating the time and cost of using an additional, traditional guidewire.

Our C7-XR™ OCT intravascular imaging system aids physicians in the diagnosis and treatment of coronary artery disease. The OCT coronary imaging technology helps to optimize treatment with stents, and has about 10 times better image resolution and 20 times faster image capture over the current industry standard of intravascular ultrasound (IVUS). This efficient technology provides easy visualization, with high resolution images in less than five seconds. OCT is a high resolution diagnostic coronary imaging technology that complements our FFR products. The combination of both OCT and FFR technology provides physicians with comprehensive lesion assessment information; FFR provides physiological data to help physicians determine which lesions to treat and OCT provides anatomical images to help guide stent selection and deployment as well as provide post-stenting information to ensure the procedure was successful. In the second half of 2011 (FDA approved in October 2011 and European CE Mark approval in July 2011), we launched ILUMIEN™ PCI Optimization System, the world’s first system to integrate the functional and anatomical modalities of FFR and OCT into one platform, for enhanced diagnostics and improved cathlab efficiency. ILUMIEN™ enables OCT imaging with the third generation C7 DragonFly™ intravascular imaging catheter, and FFR measurement through the PressureWire™ Aeris wireless guidewire which simplifies set-up and measurement through the elimination of connecting cables. The combined technology offers percutaneous coronary intervention (PCI) optimization that helps physicians determine if therapeutic intervention is necessary.

Our AMPLATZER™ Vascular Plugs are expandable, cylindrical devices made from Nitinol wire that reduce or eliminate blood flow to abnormal blood vessels. Vascular occlusion can be used to reroute blood away from inappropriately formed blood vessels to different blood vessels. Our AMPLATZER™ Vascular Plugs are designed for use in abnormal blood vessels outside the heart, below the neck and above the knee and utilize standard delivery systems commonly used by interventional radiologists and vascular surgeons in these procedures.

Structural Heart Products - Heart valve replacement or repair may be necessary because the native heart valve has deteriorated due to congenital defects or disease. Heart valves facilitate blood flow from the chambers of the heart throughout the entire body. For over 30 years, St. Jude Medical has developed heart valves, and in early 2011, we reached a significant milestone with over two million mechanical heart valve implants. The St. Jude Medical Regent™ mechanical heart valve received European CE Mark approval in December 1999 and received FDA approval in March 2002.

In March 2010, we received European CE Mark approval for the Trifecta™ valve, marking the Company’s launch into the pericardial aortic stented tissue valve market. This was followed by FDA approval for the Trifecta™ valve in April 2011. The Trifecta tissue valve is used to replace a patient’s diseased, damaged or malfunctioning aortic heart valve, which controls blood flow from the heart to the rest of the body. The next-generation tissue valve has a tri-leaflet stented pericardial design which offers excellent hemodynamic performance (the optimization of blood flow through the valve), or nearly unobstructed blood flow, in order to mimic as closely as possible the flow of a natural, healthy heart. The unique valve design includes leaflets manufactured from pericardial tissue attached to the exterior of the valve stent which open more fully and efficiently to perform like a natural aortic heart valve. Also contributing to the valve’s durability, the Trifecta valve offers our patented LinxTM AC technology, an anticalcification treatment designed to reduce tissue mineralization (hardening), one of the primary causes of valve deterioration.

We also market both the Epic™ and Biocor™ porcine stented tissue heart valves. The Epic™ stented tissue valve is identical in design to the Biocor™ stented tissue valve but incorporates Linx™ AC. Epic™ and Biocor™ are available for aortic and mitral valve replacement with Epic™ Supra and Biocor™ Supra as additional options for aortic valve replacement.

We offer a line of heart valve repair products, including two fully flexible and two semi-rigid rings: the Tailor™ flexible ring and the Attune™ flexible adjustable annuloplasty ring, the SJM™ Séguin Semi-Rigid Ring and the SJM™ Rigid Saddle Ring. Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral and tricuspid heart valves.

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

A structural heart defect is an abnormality in the structure of the heart and associated vessels, such as the aorta and pulmonary artery. Many structural heart defects result from problems in normal fetal heart development and are referred to as congenital heart defects. Structural heart defects can be clinically significant and require immediate treatment early in life or can become clinically significant later in life when the child reaches adulthood. Two common categories of structural heart defects are (1) septal defects, which consist of a hole in the wall between the atria or ventricles that causes an errant flow of blood in the heart, and (2) failed closure of embryonic passageways, which reroute blood around the lungs in the prenatal heart and occur when the foramen ovale or the ductus arteriosus remain open after birth. Our AMPLATZER™ structural heart device platform includes occlusion devices that close or seal structural defects found in a patient’s heart. Our AMPLATZER™ occlusion devices utilize our expertise in braiding Nitinol, a metal alloy with superelastic and shape-memory characteristics, and designing transcatheter delivery systems that enable simple and precise implantation of our devices. Our AMPLATZER™ family of occluders uses Nitinol because its properties allow the devices to be compressed inside a delivery sheath and then return to their original shape once deployed at the implant site. The combination of the use of Nitinol and our manufacturing techniques allows us to create device shapes specific to each indication.

The AMPLATZER™ Septal Occluder was approved by the FDA in 2001 (European CE Mark approval in 1998), which addresses one of the largest treatment areas of the structural heart defect market-the closure of an atrial septal defect (ASD). An ASD is an abnormal opening in the wall between the left and right atria. Because the right side of the heart receives extra blood, it is forced to bear more than its normal workload. The potential complications of ASDs include high blood pressure in the lung’s vessels, which can lead to pulmonary hypertension, damage to blood vessel walls and heart failure. ASDs are increasingly being detected and treated in adults.

Our AMPLATZER™ Duct Occluder received FDA approval in 2003 (European CE Mark approval in 1998) and is intended for the closure of a patent ductus arteriosus (PDA) larger than four millimeters, which we believe represent approximately 30% of total PDA defects. Our AMPLATZER™ Duct Occluders are uniquely shaped to achieve consistent, effective closure of PDAs. The failed closure of the ductus arteriosus after birth is called a patent, or open, ductus arteriosus. In patients with a PDA, blood that should have traveled through the aorta to nourish the body goes instead back into the lungs, which can lead to difficulty breathing, failure to grow normally and chronic respiratory failure.

A ventricular septal defect (VSD) is an abnormal opening in the wall between the left and right ventricles. Because the left side of the heart receives extra blood, it is forced to bear more than its normal workload. The potential complications of VSDs include heart failure, high blood pressure and failure of a child to thrive at a normal rate. We market and sell our AMPLATZER™ VSD Occluders to address membranous VSDs (European CE Mark approval in 1998) and muscular VSDs (FDA approval in 2007 and European CE Mark approval in 1998). Membranous VSDs are defects in the upper portion of the ventricular septum near the valve connecting the heart with the aorta and characterized by more flexible, membranous tissue. Muscular VSDs are defects in the middle portion of the ventricular septum, which is characterized by thicker, more muscular tissue.

The AMPLATZER™ PFO Occluder technology (European CE Mark approval in 1998) allows for simple and confident PFO closure using a minimally-invasive transcatheter procedure instead of surgery. This product is specifically designed to accommodate the anatomy of a PFO and has demonstrated clinical success. Unlike other structural heart defects that could be described as holes, PFOs are more like tunnels formed by two overlapping membranes that fail to seal closed at birth.

The AMPLATZER™ Cardiac Plug (European CE Mark clearance in 1998) provides an alternative therapy for reducing the risk of stroke in patients with atrial fibrillation. The unique design of the AMPLATZER™ Cardiac Plug device provides secure placement and self-positioning for optimal occlusion at the orifice of the LAA.

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

We provide a complete system of access, diagnostic, visualization and ablation products that assist physicians in diagnosing and treating various irregular heart rhythms. Our products are primarily designed to be used in the EP lab and cardiac surgery.

Our access products enable clinicians to facilitate the percutaneous delivery of diagnostic and ablation catheters to areas of the heart where arrhythmias occur. These products include, among others, our Swartz™ and Swartz™ Braided Transseptal fixed-curve introducers, which are designed to guide catheters to precise locations in the right and left atria. In addition, our Agilis NxT™ Steerable Introducer (FDA approval in July 2006) enables increased access and stability of catheters in the heart. The Agilis™ NxT™ Steerable Introducer is supplied in several different curve styles and configurations to accommodate different patient anatomies and procedure techniques. We also offer the Agilis™ EPI Steerable Introducer (FDA approval in April 2009) which is designed to facilitate catheter delivery epicardially, or outside the chambers of the heart.

For diagnosing arrhythmias percutaneously, we offer a portfolio of fixed-curve and steerable catheters. Our Response™, Supreme™ and Inquiry™ fixed curve catheters gather electrical information from the heart that indicate what may be causing an arrhythmia and/or the location of its source. Our steerable product lines include Livewire™ and Inquiry™ which allow clinicians to move the catheter tip in precise movements in order to diagnose the more anatomically challenging areas within the heart. Our Reflexion Spiral™ (FDA approval in October 2006) and Inquiry™ Optima™ PLUS (FDA approval in March 2006) are circular mapping catheters that enable the physician to check for electrical isolation of the pulmonary vein openings during an AF ablation procedure. The Reflexion HD™ (FDA approval in January 2009) and Inquiry AFocus II™ (FDA approval in August 2010) are high-density, circular mapping catheters that are designed to leverage the mapping capabilities of the EnSite Velocity™ System to create accurate high-density geometries and detailed electrical maps. In addition, our EnSite Array™ non-contact mapping catheter, which works with the EnSite Velocity™ System, enables physicians to quickly map complex and unstable arrhythmias in a single heartbeat without touching the walls of the patient’s heart.

We also offer our Confirm™ implantable cardiac monitors device (FDA approval and European CE Mark approval in September 2008). This small implantable device is designed to help physicians monitor for abnormal cardiac conditions.

Our EP–WorkMate™ recording system is used to monitor electrical activity of the heart via intracardiac catheters and features our new ClearWave™ technology for high fidelity signals and an integrated stimulator, EP 4™ Cardiac Stimulator.

Our EnSite Velocity™ System, introduced in 2009, is a mapping and navigation system that, when used in conjunction with the EnSite Array™ non-contact mapping catheter or EnSite NavX™ navigation and visualization technology, creates three-dimensional cardiac models, shows catheters moving within those models and allows physicians to map and visualize electrical activity in the heart. The EnSite Velocity™ System also includes various modules and tools to assist the physician with their EP procedure. The OneMap™ Tool helps create detailed chamber models more quickly with more information and the RealReview™ function allows the user to view live and pre-recorded cardiac models and electrical maps simultaneously. Our EnSite Derexi™ module facilitates the exchange of information between the EnSite Velocity™ System and the EP–WorkMate™ recording system, improving efficiency and procedural workflow. Our EnSite Courier™ module imports cardiac information from the hospital’s Picture Archiving and Storage (PACS) network.

We also offer an ultrasound system which provides intracardiac ultrasound imaging to provide more detail about the cardiac anatomy. Our ultrasound product line consists of the ViewMate™ Z Intracardiac Ultrasound System and the ViewFlex™ PLUS Intracardiac Echocardiography (ICE) catheter.

Complex interventional procedures, including catheter ablations, expose operators, staff and patients to the significant risks of fluoroscopy. We are developing our MediGuide™ Technology platform to facilitate reductions to fluoroscopy exposure while also increasing procedural efficiencies. Our MediGuide™ Technology consists of a hardware system which is integrated with the customer’s fluoroscopy system and various products offered by our Company, including our EP diagnostic and ablation catheters and our EnSite Velocity™ platform. We are continuing to expand our MediGuide™ Technology platform as additional integrated products are developed and approved.

We offer two general ablation product lines which focus on disabling abnormal tissue that causes or perpetuates arrhythmias: ablation catheters, which are used as part of a percutaneous procedure and are designed to apply RF energy to the inside of the heart; and surgical cardiac ablation devices, which are used to ablate cardiac tissue from epicardially (outside the heart).

Our standard non-irrigated tip ablation catheters include our Livewire™ TC Ablation Catheters uni- and bi-directional models that offer stability and excellent contact with cardiac tissue. Our Safire™ (4mm and 5mm) and Safire TX™ (8mm) Bi-directional Ablation Catheter product line offers a comprehensive range of catheter tip sizes (4mm and 5mm catheter tips, FDA approval in August 2006, and 8mm catheter tip, FDA approval in October 2007) and curve configurations and is built on our ComfortGrip™ handle platform that is designed for physician comfort and control during EP procedures. Our Therapy™ 4mm and 8mm tip standard catheter lines provide a range of curve options and temperature control. When used with our IBI-1500 series Cardiac Ablation Generators, power can be effectively managed for the creation of longer ablation lines.

In addition to the standard non-irrigated tip ablation catheters, we also offer various open-irrigated ablation catheters which feature holes at the tip of the catheter to allow infused saline to circulate around the tip during therapy delivery. This irrigation allows the tip to be cooled and lessens the potential for char or thrombus to form during ablation. The Therapy™ Cool Path™ Duo (European CE Mark approval in October 2007) is an irrigated tip ablation catheter that features 12 infusion ports that allow for more uniform cooling of the ablation tip. In April 2011, the Safire™ BLU bi-directional irrigated ablation catheter and the Therapy™ Cool Path™ bi-directional ablation catheter received FDA approval. The Therapy™ Cool Flex™ irrigated ablation catheter (European CE Mark approval in June 2010) is a fully-irrigated, flexible tip ablation catheter that features a laser cut tip allowing it to bend and conform to the cardiac anatomy and provides for more fluid to be infused around the entire catheter tip electrode. In addition, we offer our EnSite Contact™ Technology (European CE Mark approval in June 2010) which is a diagnostic system consisting of ablation catheters, a hardware module and software that measures, analyzes and displays electrical coupling to determine the level of contact the ablation catheter tip has with endocardial tissue during cardiac ablation therapy procedures. Information regarding the catheter tip to tissue contact is displayed on the EnSite Velocity™ System screen.

Our surgical cardiac ablation product line, the Epicor Medical™ Cardiac Ablation System, creates cardiac ablation lesions by applying high intensity focused ultrasound to the outside of a beating heart without the need to put the patient on a heart-lung bypass machine. The primary components of the Epicor Medical™ Ablation System include the Epicor Medical™ Ablation Control System that generates and controls the ultrasound energy, the Epicor Medical™ UltraCinch™ LP Ablation Device (FDA approval in July 2008) that creates circumferential lesions in cardiac tissue and the Epicor Medical™ UltraWand™ LP Tissue Ablation Wand (FDA approval in July 2008) that allows for additional linear lesions to be created.

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

Neurostimulation for the treatment of chronic pain involves delivering low-level electrical impulses via an implanted device (sometimes referred to as a “pacemaker for pain”) directly to the spinal cord or peripheral nerves. This stimulation interferes with the transmission of pain signals to the brain and inhibits or blocks the sensation of pain felt by the patient. The patient’s sensation of pain is replaced with a sensation called paresthesia, which is often described as a tingling or massaging sensation. Neurostimulation for chronic pain is generally used to manage sharp, intense and constant pain arising from nerve damage or nervous system disorders. A neurostimulation system typically consists of four components: a pulse generator/receiver that produces the electric current and is implanted under the patient’s skin; leads that carry the electrical impulses to the targeted nerve sites; a patient remote that enables the patient to control their therapy within prescribed ranges; and a clinician programmer that is used to program the power supply with individualized therapy for the patient. Clinical results demonstrate that many patients who are implanted with a neurostimulation system experience a substantial reduction in pain, an increase in activity level, a reduction in use of narcotics and a reduction in hospitalization.

We offer a wide array of neurostimulation systems including rechargeable implantable pulse generators (IPGs), primary cell IPGs and RF powered systems. We currently market three neurostimulation product platforms worldwide: the Eon™ IPG family, which include rechargeable and primary cell battery models, Genesis™ primary cell IPG systems and Renew™ RF systems.

The Eon™ family of IPGs includes the Eon™, Eon Mini™ and EonC™ IPG. The Eon™ rechargeable IPG is a 16-contact IPG with a high capacity battery. It offers a broad range of options to help the clinician maximize success in managing chronic pain. The Eon™ IPG provides enhanced longevity between recharges, allowing patients added flexibility in their recharging schedule. It is FDA approved to operate at least 24 hours between recharges for 10 years at high settings. The device is designed to provide consistent pain therapy.

The Eon Mini™ rechargeable 16-contact IPG’s small size offers the potential for alternative placement options, which helps clinicians treat a variety of patients. It is FDA approved to operate at least 24 hours between recharges for 10 years at high settings – a long battery life for its small size. The Eon Mini™ IPG is well-suited for patients with smaller body mass and low to high power requirements.

The EonC™ primary cell IPG features a large-capacity battery and constant current pulse delivery for consistent, low-maintenance therapy. It is well-suited for patients with low to medium power requirements and those who prefer the simplicity of a non-rechargeable IPG.

The Genesis™ IPG offers a high battery capacity-to-size ratio and flexibility in addressing diverse pain patterns. Conventional IPGs, such as Genesis™, are well-suited for patients with relatively simple pain or modest power requirements and for patients who would have difficulty managing a rechargeable system.

The Renew™ RF system features a small implanted RF receiver/pulse generator, leads and a transmitter containing a power source that is worn externally. The system is powered with the help of an antenna that is attached to the patient’s skin with a removable belt or an adhesive pad. As the Renew™ system has a rechargeable, external power source, it is best suited for patients with complex, changing or multi-extremity pain patterns that require higher power levels for treatment when battery management, even with a rechargeable system, is problematic.

Each of our generator systems work with a corresponding patient remote. The remote controller allows the patient to adjust their therapy intensity and location with simple adjustments, enabling the patient to control their pain. The controllers work by wirelessly communicating to the implanted generator to adjust the patient’s prescribed stimulation parameters.

In combination with our wide array of generators, we market a broad variety of leads which are intended to give clinicians the flexibility to meet a range of patient needs. Our leads can be divided into three types: percutaneous leads, paddle leads, and perc-paddle leads. Our percutaneous leads consist of the 8-contact Octrode™ and 4-contact Quattrode™ lead designs. Our paddle lead offering consists of the Lamitrode™ family of leads. This family includes single and dual column paddle leads that provide up to two vertebral segments of coverage; Tripole™ leads, which feature a three-column electrode array and are designed to focus stimulation more precisely for enhanced targeting of low back pain; C-Series™ leads, shaped to mimic the curve of the epidural space of the spine, that are are designed to facilitate lead placement and reduce lead migration; and the Penta™ lead, a five column lead, that is designed to provide enhanced stimulation control and specificity for focused stimulation therapy. Perc-paddle leads are a category of leads originated by St. Jude Medical with the advent of the Epiducer™ lead delivery system. The Epiducer™ system allows the percutaneous introduction of our small profile S-Series™ paddle leads and/or multiple leads through a single needle stick. S-Series leads are designed to have the focused stimulation and stability of a paddle lead yet with the Epiducer™ lead delivery system, can now be introduced via a minimally invasive percutaneous procedure like a percutaneous lead.

Our systems are programmed with our Rapid Programmer™ platform. This system enables clinicians to efficiently test patients intra-operatively and program patients post-operatively. The Rapid Programmer™ is a palm-sized programmer that features a touch screen interface clinicians can navigate to create multiple programs customized for the patient. Using the foundation of our Dynamic MultiStim™ technology for real time adjustments of multiple pain areas simultaneously, we simplified the programming of complex multi-focal pain by introducing MultiSteering™ technology,—an optimized current steering algorithm designed for more thorough and efficient programming sessions.

The neurostimulation market continues to develop with advances in deep brain stimulation (DBS) for movement disorders and peripheral nerve stimulation (PNS) for chronic migraine headache, and continuing investigation for potential new indications, such as DBS for major depressive disorder. We entered the DBS market in Europe with our Libra™ and LibraXP™ DBS systems for treating the symptoms of Parkinson’s disease, a neurological disorder that progressively diminishes a person’s control over his or her movements and speech. The Brio™ IPG, a small, long lasting rechargeable DBS device, and the Guardian™ burr hole cap were introduced to further enhance our DBS line in the European market. Our DBS systems are also marketed in Australia and certain Latin American countries.

In late 2011, we initiated a limited launch in Europe of the Genesis™ neurostimulation system for PNS of the occipital nerves for the management of the pain and disability associated with intractable chronic migraine. PNS therapy for this condition involves the delivery of mild electrical pulses to the occipital nerves that are located just beneath the skin at the back of the head. A small electrical lead or leads are placed under the skin and connected to the neurostimulator which produces the pulses of stimulation.

We have completed our Parkinson’s Disease and Chronic Migraine Headache pivotal trials in the United States and have publicly shared initial study results. Additionally, we continue to enroll patients in two other pivotal trials to investigate the safety and efficacy of the Libra™ DBS system for essential tremor and major depressive disorder in patients for whom current available treatments are not effective. The BROADEN™ (BROdmann Area 25 Deep brain Neuromodulation) depression study is currently enrolling at a limited number of sites. Other potential indications are in various stages of evaluation, regulatory review and trial.

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

We are one of the three principal manufacturers and suppliers in the global CRM market. Our primary competitors in this market are Medtronic, Inc. (Medtronic) and Boston Scientific Corporation (Boston Scientific). These two competitors have invested substantial amounts in CRM research and development (R&D) in a highly competitive market where rapid technological change is expected to continue, requiring us to invest heavily in R&D and effectively market our products.

The cardiovascular market is also highly competitive with numerous competitors. The majority of our sales are generated from our vascular products which include vascular closure devices, PCI optimization devices and peripheral embolization devices. We continue to hold the number one market position in the vascular closure device market; however, the market for vascular closure devices is highly competitive and there are several companies in addition to St. Jude Medical that manufacture and market these products worldwide. Our primary vascular closure device competitors are Abbott Laboratories, Cordis, a division of Johnson & Johnson, Inc (J&J), and AccessClosure, Inc. Additionally, we anticipate other companies will enter this market in the coming years, which will increase competition. The key competitors in the PCI optimization market (FFR and intravascular imaging) include Volcano Corporation, Boston Scientific and Terumo Cardiovascular Systems Corporation. Our primary competitors in the peripheral embolization market include Boston Scientific and Cook Medical, Inc. Our structural heart products include heart valve replacement and repair products and other structural heart defect devices. We are the world’s leading manufacturer and supplier in the mechanical heart valve market. Our principal competitors in the mechanical heart valve market are Sorin CarboMedics MV, Medtronic and several smaller manufacturers. In the tissue heart valve market, we compete against two principal tissue heart valve manufacturers – Edwards Lifesciences Corporation (Edwards Lifesciences) and Medtronic – as well as many other smaller manufacturers. Cardiac surgery therapies continue to shift from mechanical heart valves to tissue heart valves and repair products. Other competitors such as Edwards Lifesciences and Medtronic manufacture transcatheter heart valves that are marketed to patients who may be too frail for traditional heart valve surgery. The structural heart defect market has relatively few large competitors and high barriers to entry due to the intellectual property and clinical and regulatory processes required for product approval. Our primary competitors in the structural heart defect market include W.L. Gore & Associates and Boston Scientific.

The atrial fibrillation therapy area is broadening to include multiple therapy methods and treatments which include drugs, percutaneous delivery of diagnostic and ablation catheters, external electrical cardioversion and defibrillation, implantable defibrillators and open-heart surgery. As a result, we have numerous competitors in the emerging atrial fibrillation market. Larger competitors, such as Medtronic, have started to extend their presence in the atrial fibrillation market through acquisitions or by leveraging their cardiac rhythm management capabilities. Our primary competitors include Biosense Webster, a division of J&J, C.R. Bard, Inc. and Boston Scientific.

The neuromodulation market is one of medical technology’s fastest growing segments. We are one of three principal manufacturers of neurostimulation devices. Competitive pressures will increase in the future as our primary competitors, Medtronic and Boston Scientific, attempt to secure and grow their positions in the neuromodulation market. Although we also compete against smaller competitors like publicly held Cyberonics, Inc. and privately held Nevro Corporation, barriers to entry for new competitors are high in the U.S. market, due to a long and expensive product development and regulatory approval process as well as the intellectual property and patent positions existing in the market. However, other larger medical device companies may be able to enter the neuromodulation market by leveraging their existing medical device capabilities, thereby decreasing the time and resources required to enter the market.

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

Research and Development

We are focused on the development of new products and on improvements to existing products. R&D expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of certain new products and processes and to maintain the highest quality standards with respect to our existing products. Our R&D expenses were $705.1 million (12.6% of net sales) in 2011, $631.1 million (12.2% of net sales) in 2010 and $559.8 million (12.0% of net sales) in 2009. Although our R&D expenses have remained relatively flat as a percent of net sales in recent years, total R&D expense continues to increase each year, reflecting our continuing commitment to fund future long-term growth opportunities. We also recognized $4.4 million, $12.2 million and $5.8 million of purchased in-process research and development expense in 2011, 2010 and 2009, respectively, in connection with the purchase of certain intellectual property assets.

Acquisitions

In addition to generating growth internally through our own R&D activities, we also make strategic acquisitions and investments to access new technologies and therapy areas. We expect to continue to make acquisitions and investments in future periods to strengthen our business.

On November 18, 2010, we completed our acquisition of AGA Medical acquiring all of its outstanding shares for $20.80 per share in a cash and stock transaction valued at $1.1 billion (which consisted of $549.4 million in net cash consideration and 13.6 million shares of St. Jude Medical common stock). The transaction was consummated through an exchange offer followed by a merger. AGA Medical had been publicly traded on the NASDAQ Global Select Stock Market under the ticker symbol AGAM. The AGA Medical acquisition expanded our cardiovascular product portfolio and future product pipeline to treat structural heart defects and vascular abnormalities through minimally invasive transcatheter treatments. AGA Medical was based in Plymouth, Minnesota and has become part of our Cardiovascular division.

On July 6, 2010, we completed our acquisition of LightLab Imaging, Inc. (LightLab Imaging) for $92.8 million in net cash consideration. LightLab Imaging was based in Westford, Massachusetts and develops, manufactures and markets OCT for coronary imaging applications. The LightLab Imaging acquisition expanded our cardiovascular product portfolio and complements the FFR technology acquired as part of our Radi Medical Systems acquisition in December 2008. LightLab Imaging has become part of our Cardiovascular division.

Minority Investment

During 2010, we made an equity investment of $60.0 million in CardioMEMS, Inc. (CardioMEMS), a privately held company that is focused on the development of a wireless monitoring technology that can be placed directly into the pulmonary artery to assess cardiac performance via measurement of pulmonary artery pressure. The investment agreement resulted in a 19% ownership interest and provided us with the exclusive right, but not the obligation, to acquire CardioMEMS for an additional payment of $375 million during the period that extends through the completion of certain regulatory milestones.

Marketing and Distribution
Our products are sold in more than 100 countries throughout the world. No distributor organization or single customer accounted for more than 10% of 2011, 2010 or 2009 consolidated net sales.

In the United States, we sell directly to healthcare providers primarily through a direct sales force. In Europe, we have direct sales organizations selling in 24 countries. In Japan, we sell directly to healthcare providers through a direct sales force and we also continue to use longstanding independent distributor relationships. In Asia Pacific, we have direct sales organizations selling in eight countries, and we also utilize independent distributors. Throughout the rest of the world, we use a combination of independent distributors and direct sales forces.

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

International Operations

Our net sales and long-lived assets by significant geographic areas are presented in Note 14 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2011 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

Our international business is subject to special risks such as: foreign currency exchange controls and fluctuations; the imposition of or increase in import or export duties, surtaxes, tariffs or customs duties; the imposition of import or export quotas or other trade restrictions; foreign tax laws and increased costs associated with overlapping tax structures; longer accounts receivable cycles; and other international regulatory, economic, legal and political problems. Such risks are further described in Item 1A, Risk Factors of this Form 10-K. Currency exchange rate fluctuations relative to the U.S. Dollar can affect our reported consolidated results of operations and financial position. See the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2011 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.

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

In addition, the FDCA permits device manufacturers to promote products solely for the uses and indications set forth in the approved product labeling. A number of enforcement actions have been taken against manufacturers that promote products for “off-label” uses. The failure to comply with “off-label” promotion restrictions can result in significant financial penalties and a required corporate integrity agreement with the federal government imposing significant administrative obligations and costs.

Diagnostic-related group (DRG) and Ambulatory Patient Classification (APC) reimbursement schedules dictate the amount that the U.S. government, through the CMS, will reimburse hospitals for care of persons covered by Medicare. In response to rising Medicare and Medicaid costs, from time to time Congress and state legislatures consider legislation that would restrict funding for these programs. Changes in current DRG and APC reimbursement levels could have an adverse effect on market demand and our domestic pricing flexibility. In the United States, Medicare payment to providers is based on prospectively set rates. CMS, which administers the Medicare and Medicaid programs, uses separate Prospective Payment Systems for reimbursement to acute inpatient hospitals, hospital outpatient departments and ambulatory surgery centers. In response to rising Medicare costs, from time to time Congress considers proposals that would reduce the annual update in federal payments to hospitals. Reduced funding could have an adverse effect on market demand and our domestic pricing flexibility.

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

On December 19, 2011, the Centers for Medicare and Medicaid Services (CMS) proposed regulations to implement the Physician Payment Sunshine Act enacted as part of the U.S. healthcare reform legislation. This proposed rule would require us to report annually to CMS beginning in 2013 all payments and other transfers of value to physicians and teaching hospitals for certain products payable under Medicare, Medicaid, or the Children’s Health Insurance Program, as well as certain ownership or investments held by physicians or their family members.

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

Insurance

Prior to June 15, 2009, we maintained product liability policies which provided $350 million of insurance coverage, with a $50 million per occurrence deductible or a $100 million deductible if the claims were deemed an integrated occurrence under the policies. However, we allowed such product liability policies to lapse, and consistent with industry practice, do not currently maintain or intend to maintain any insurance policies with respect to product liability in the future. This decision was made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insured retentions, increasing number of coverage limitations and high insurance premium rates. We will continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage in the future. We believe that our self-insurance program, which is based on historical loss trends, will be adequate to cover future losses, although we can provide no assurances that this will remain true as historical trends may not be indicative of future losses. These losses could have a material adverse impact on our consolidated earnings, financial condition or cash flows.

Our facilities could be materially damaged by earthquakes, hurricanes and other natural disasters or catastrophic circumstances. Earthquake insurance is currently difficult to obtain, extremely costly, and restrictive with respect to scope of coverage. Our earthquake insurance for our significant facilities located in Sylmar and Sunnyvale, California; Puerto Rico and Costa Rica, provides $10 million of insurance coverage in the aggregate, with a deductible equal to 5% of the total value of the facility and contents involved in the claim. Consequently, despite this insurance coverage, we could incur uninsured losses and liabilities arising from an earthquake near our California, Puerto Rico or Costa Rica facilities as a result of various factors, including the severity and location of the earthquake, the extent of any damage to our facilities, the impact of an earthquake on our workforce and on the infrastructure of the surrounding communities and the extent of damage to our inventory and work in process. While we believe that our exposure to significant losses from an earthquake could be partially mitigated by our ability to manufacture some of our products at our other manufacturing facilities, the losses could have a material adverse effect on our business for an indeterminate period of time before this manufacturing transition is complete and operates without significant disruption. Furthermore, our manufacturing facilities in Puerto Rico may suffer damage as a result of hurricanes which are frequent in the Caribbean and could result in lost production and additional expenses to us to the extent any such damage is not fully covered by our hurricane and business interruption insurance.

Employees

As of December 31, 2011, we had over 16,000 employees worldwide. Our employees are not represented by any labor organizations, with the exception of certain employees in Sweden and France. We have never experienced a work stoppage as a result of labor disputes. We believe that our relationship with our employees is generally good.

Executive Officers of the Registrant

The following is a list of our executive officers as of February 24, 2012. For each position, the date in parentheses indicates the year during which each executive officer began serving in such capacity.

Name	Age	Position
Daniel J. Starks	57	Chairman (2004), President (2001) and Chief Executive Officer (2004)

John C. Heinmiller	57	Executive Vice President (2004) and Chief Financial Officer (1998)

Michael T. Rousseau	56	Group President (2008)

Joel D. Becker	44	President, U.S. Division (2011)

Frank J. Callaghan	58	President, Cardiovascular (2008)

Eric S. Fain, M.D.	51	President, Cardiac Rhythm Management (2007)

Denis M. Gestin	48	President, International (2008)

Rohan J. Hoare	47	President, Neuromodulation (2011)

Jane J. Song	49	President, Atrial Fibrillation (2004)

Angela D. Craig	40	Vice President, Corporate Relations (2006) and Vice President, Human Resources (2010)

Jeff A. Fecho	51	Vice President, Global Quality (2012)

Thomas R. Northenscold	53	Vice President, Information Technology and Chief Information Officer (2007)

Jason A. Zellers	46	Vice President, General Counsel and Corporate Secretary (2011); Vice President and General Counsel, International (2006)

Donald J. Zurbay	44	Vice President (2006) and Corporate Controller (2004)

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

Mr. Rousseau joined St. Jude Medical in 1999 as Senior Vice President, Cardiac Rhythm Management Global Marketing. In August 1999, Cardiac Rhythm Management Marketing and Sales were combined under his leadership. In January 2001, he was named President, U.S. Cardiac Rhythm Management Sales, and in July 2001, he was named President, U.S. Division, a position Mr. Rousseau held until January 2008, when he was promoted to Group President, initially responsible for the Company’s four product divisions. In November 2009, Mr. Rousseau’s Group President responsibilities were realigned, with the Company’s Cardiac Rhythm Management Division and U.S. Division reporting directly to him. Mr. Rousseau served as President, U.S. Division from November 2009 to October 2011. Mr. Rousseau continues to serve as Group President over the Cardiac Rhythm Management and Neuromodulation product divisions as well as the U.S. division.

Mr. Becker joined St. Jude Medical in 1993 as Senior Associate in Corporate Development. In 1999, he left the company to join Myocor, Inc., a venture-backed heart failure company, as Senior Vice President. Mr. Becker returned to St. Jude Medical in 2002 where he held numerous leadership positions in both Cardiovascular and Atrial Fibrillation divisions. Prior to his promotion to President, U.S. Division in October 2011, Mr. Becker served as Senior Vice President, Marketing for the U.S. Division from February 2011 to October 2011. Prior to February 2011, Mr. Becker served as Vice President, Program Management & Business Development for the Atrial Fibrillation Division since 2004.

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

Mr. Hoare joined St. Jude Medical in 2005 as Vice President of Corporate Strategy and Development, as part of the Advanced Neuromodulation Systems, Inc. (ANS) acquisition and served in that position until 2006. From 2006 to 2008, Mr. Hoare was appointed Vice President, Strategy and Emerging Therapies for the Neuromodulation division. From 2008 to 2011, Mr. Hoare served as Vice President, Research and Development for the Neuromodulation Division. In October 2011, Mr. Hoare was appointed President, Neuromodulation Division.

Ms. Song joined St. Jude Medical in 1998 as Senior Vice President, Cardiac Rhythm Management Operations. In May 2002, she was appointed President, Cardiac Surgery Division, and in August 2004, was appointed President, Atrial Fibrillation Division.

Ms. Craig joined St. Jude Medical in May 2005 as Vice President of Communications and served in that position until being named Vice President, Corporate Relations, in January 2006. Ms. Craig was also named Vice President, Human Resources in August 2010. Prior to joining St. Jude Medical, Ms. Craig spent 12 years with Smith & Nephew plc, a medical device company headquartered in London, England,.

Mr. Fecho joined St. Jude Medical in 2005 as Director of Quality for the Cardiovascular Division, served as Vice President of Quality for the Cardiovascular Division from 2008 to 2012 and became Vice President Global Quality in January 2012. Prior to joining St. Jude Medical, he worked in research and development and quality operations for Boston Scientific, Inc.

Mr. Northenscold joined St. Jude Medical in 2001 as Vice President, Finance and Administration of Daig Corporation, a wholly-owned subsidiary of St. Jude Medical. In March 2003, he was named Vice President, Administration and in November 2007 was promoted to Vice President, Information Technology and Chief Information Officer.

Mr. Zellers joined St. Jude Medical in 2006 as Vice President and General Counsel for the International Division. In October 2011, he was appointed St. Jude Medical’s Vice President, General Counsel and Corporate Secretary. Before joining St. Jude Medical, he was a partner at Armstrong Teasdale LLP and Schiff Hardin LLP and served as Senior Counsel at GE Healthcare.

Mr. Zurbay joined St. Jude Medical in 2003 as Director of Corporate Finance. In 2004, Mr. Zurbay was named Corporate Controller, and in January 2006 he was named Vice President and Corporate Controller.

Availability of SEC Reports

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practical after they are filed or furnished to the U.S. Securities and Exchange Commission (SEC). Such reports are available on our website (http://www.sjm.com) under Investor Relations – SEC Filings. Information included on our website is not deemed to be incorporated into this Form 10-K.

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

In addition, the FDCA permits device manufacturers to promote products solely for the uses and indications set forth in the approved product labeling. A number of enforcement actions have been taken against manufacturers that promote products for “off-label” uses. The failure to comply with “off-label” promotion restrictions can result in significant financial penalties and a required corporate integrity agreement with the federal government imposing significant administrative obligations and costs.

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

We are currently the subject of various product liability claims, including several lawsuits in the United States and a lawsuit being allowed to proceed as a class action in Canada relating to products incorporating Silzone® coating. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. We believe that the final resolution of the Silzone litigation matters may take a number of years and cannot reasonably estimate the time frame in which any potential settlements or judgments would be paid out or the amounts of any such settlements or judgments. In addition, the cost to defend any future litigation, whether Silzone-related or not, may be significant. We believe that many settlements and judgments relating to the Silzone litigation and our other litigation may be covered in whole or in part under our previously-issued product liability insurance policies and existing reserves. Any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered under our previously-issued product liability insurance policies and existing litigation reserves could have a material adverse effect on our consolidated earnings, financial position and cash flows.

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

In March 2010, the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 were enacted into law in the United States, which included a number of provisions aimed at improving quality and decreasing costs. It is uncertain what consequences these provisions will have on patient access to new technologies and what impacts these provisions will have on Medicare reimbursement rates. Legislative or administrative reforms to the U.S. or international reimbursement systems that significantly reduce reimbursement for procedures using our medical devices or deny coverage for such procedures, or adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues, would have an adverse impact on the products, including clinical products, purchased by our customers and the prices our customers are willing to pay for them. This in turn would have an adverse effect on our financial condition and results of operations.

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

Further, governmental investigations involving our customers, such as the U.S. Department of Justice investigation of hospitals related to ICD utilization, may have a negative impact on the size of the CRM market. Our U.S. ICD sales represented approximately 19% of our worldwide consolidated net sales in 2011, and any changes in this market could have a material adverse effect on our financial condition and results of operations.

Regulatory actions arising from the concern over Bovine Spongiform Encephalopathy may limit our ability to market products containing bovine material.

Our Angio-Seal™ vascular closure device, as well as our vascular graft products, contain bovine collagen. In addition, some of the tissue heart valves we market, such as our Biocor®, Epic™ and Trifecta™ tissue heart valves, incorporate bovine pericardial material. Certain medical device regulatory agencies may prohibit the sale of medical devices that incorporate any bovine material because of concerns over BSE, sometimes referred to as “mad cow disease,” a disease which may be transmitted to humans through the consumption of beef. While we are not aware of any reported cases of transmission of BSE through medical products and are cooperating with regulatory agencies considering these issues, the suspension or revocation of authority to manufacture, market or distribute products containing bovine material, or the imposition of a regulatory requirement that we procure material for these products from alternate sources, could result in lost market opportunities, harm the continued commercialization and distribution of such products and impose additional costs on us. Any of these consequences could in turn have a material adverse effect on our financial condition and results of operations.

We are not insured against all potential losses. Natural disasters or other catastrophes could adversely affect our business, financial condition and results of operations.

The occurrence of one or more natural disasters, such as hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes and tsunamis, severe changes in climate and geo-political events, such as acts of war, civil unrest or terrorist attacks, in a country in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. For example, we have significant CRM facilities located in Sylmar and Sunnyvale, California, Puerto Rico and Costa Rica. Earthquake insurance is currently difficult to obtain, extremely costly and restrictive with respect to scope of coverage. Our earthquake insurance for our California facilities provides $10 million of insurance coverage in the aggregate, with a deductible equal to 5% of the total value of the facility and contents involved in the claim. Consequently, despite this insurance coverage, we could incur uninsured losses and liabilities arising from an earthquake near one or both of our California facilities as a result of various factors, including the severity and location of the earthquake, the extent of any damage to our facilities, the impact of an earthquake on our California workforce and on the infrastructure of the surrounding communities and the extent of damage to our inventory and work in process. While we believe that our exposure to significant losses from an earthquake could be partially mitigated by our ability to manufacture some of our CRM products at our other manufacturing facilities, the losses could have a material adverse effect on our business for an indeterminate period of time before this manufacturing transition is complete and operates without significant problems. Furthermore, our manufacturing facilities in Puerto Rico may suffer damage as a result of hurricanes which are frequent in the Caribbean and which could result in lost production and additional expenses to us to the extent any such damage is not fully covered by our hurricane and business interruption insurance. Even with insurance coverage, natural disasters or other catastrophic events, including acts of war, could cause us to suffer substantial losses in our operational capacity and could also lead to a loss of opportunity and to a potential adverse impact on our relationships with our existing customers resulting from our inability to produce products for them, for which we would not be compensated by existing insurance. This in turn could have a material adverse effect on our financial condition and results of operations.

Further, when natural disasters, result in wide-spread destruction, the adverse impact on the operations of our customers in those affected locations could result in a material adverse effect on our results of operations in that region or on the consolidated operations of our business.

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

The global financial crisis that began in late 2007 caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in the global economy, and these and other factors beyond our control may adversely affect our ability to borrow money in the credit markets and to obtain financing for acquisitions or other general corporate and commercial purposes. The global recession and disruption of the financial markets has further led to concerns over the solvency of certain European Union member states, including Greece, Ireland, Italy, Portugal and Spain. On August 5, 2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ from its top rank of AAA. The current budget deficit concerns have increased the possibility of other credit rating agency downgrades which could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world.

Upheaval in the financial markets can affect our business through its effects on general levels of economic activity, employment and customer behavior. The recovery from the recent recession in the United States has been below historic averages and the unemployment rate is expected to remain high for some time. Inflation has fallen over the last several years, but is now rising, and Central Banks around the world have begun tightening monetary conditions to attempt to control inflation. Proposed cuts in federal spending over the next decade could result in cuts to, and restructuring of, entitlement programs such as Medicare and aid to states for Medicaid programs. Our hospital customers rely heavily on Medicare and Medicaid programs to fund their operations. Any cuts to these programs could negatively affect the business of our customers and our business. As a result of recent or future poor economic conditions, our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products or to pay for products they do purchase or have purchased on a timely basis, if at all. While the economic environment has begun to show signs of improvement, the strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our average selling prices, net sales, profit margins, procedural volumes and reimbursement rates from third party payors. In addition, the current economic conditions may adversely affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products.

On February 21, 2012, an agreement was reached between the Greek government and the European Union and International Monetary Fund whereby creditors would swap existing Greek government bonds for new bonds with a significant reduction in face value, a longer term and lower interest rates. This agreement, among other macroeconomic and factors specific to the distributor, negatively impacted the solvency and liquidity of the Company’s Greek distributor, raising significant doubt regarding the collectability of our outstanding accounts receivable balance of approximately $56 million. We have also experienced delays in the collectability of receivables in certain European member states, particularly in Southern Europe. Although we still expect to fully collect these receivables, there can be no assurances that additional negative economic disruptions and slowdowns in Europe may result in us not fully collecting these receivables, adversely affecting our cash flows, financial position and results of operations. Additional prolongation of the economic disruptions in Europe may negatively impact reimbursement rates and procedural volumes and adversely affect our business and results of operations.

Our business, financial condition, results of operations and cash flows could be significantly and adversely affected by recent healthcare reform legislation and other administration and legislative proposals.

The Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 were enacted into law in March 2010. As a U.S. headquartered company with significant sales in the United States, this health care reform law will materially impact us as well as the U.S. economy. Certain provisions of the law will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the law. The law does levy a 2.3% excise tax on the majority of our U.S. medical device sales beginning in 2013. Our U.S. net sales represented approximately 47% of our worldwide consolidated net sales in 2011 and we still expect the new tax will materially and adversely affect our business, cash flows and results of operations. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition and results of operations.

We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net earnings or financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as past proposals by the Obama administration, if enacted, could have a significant adverse impact on our future results of operations. In addition, recent health care legislation levies a 2.3% excise tax on the majority of our U.S. medical device sales beginning in 2013.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We own our principal executive offices, which are located in St. Paul, Minnesota. Our manufacturing facilities currently operating are located in California, Minnesota, Arizona, South Carolina, Texas, New Jersey, Oregon, Massachusetts, Brazil, Puerto Rico, Sweden, Costa Rica, Malaysia and Thailand. We own approximately 63%, or 680,000 square feet, of our total manufacturing space. We also maintain sales and administrative offices in the United States at 36 locations in 18 states and outside the United States at 110 locations in 40 countries. With the exception of 16 locations, all of these locations are leased.

We believe that all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations. During 2011, we completed the first phase of construction (approximately 227,000 square feet) on our 400,000 square foot facility located in Costa Rica. Currently our CV division is utilizing the finished portion of the facility for manufacturing, laboratory, office and support areas. During 2012, we expect to complete another 115,000 square feet to house manufacturing, research and development and office space. The expansion of our Brazil facility located in Pampula was completed in the first quarter of 2011, which is primarily being utilized by our CV division to support manufacturing efforts and also includes warehouse and office space. Our Malaysia facility began initial operating and manufacturing of CRM product in January 2011. The 342,000 square foot facility houses manufacturing, warehouse and general office space. During 2011, we also began preparing land to construct a 130,000 square foot CRM office in Sunnyvale, California. We expect construction of the new facility to begin in 2012. The site has the potential to expand by another 100,000 square feet of office space, if future expansion is needed. During the first quarter of 2012, we will begin construction of an expansion project, adding on 275,000 square feet to the former AGA Medical headquarters in Plymouth, Minnesota, to house manufacturing, research and development and office space to streamline CV operations and create business synergies. We believe that we have sufficient space for our current operations and for foreseeable expansion in the next few years.

Item 3.	LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated. Our significant legal proceedings are discussed in Note 5 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2011 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference. While it is not possible to predict the outcome for most of the legal proceedings discussed in Note 5, the costs associated with such proceedings could have a material adverse effect on our consolidated results of operations, financial position and cash flows of a future period.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were no sales of unregistered securities during the 2011 fiscal year. The information set forth under the Stock Exchange Listings caption in the Financial Report included in St. Jude Medical’s 2011 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference. The following table provides information about the shares we repurchased during the fourth quarter of 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

10/2/2011 - 10/29/2011	—	$—	—	$—
10/30/2011 - 12/3/2011	—	—	—	—
12/4/2011 - 12/31/2011	529	35.17	—	300,000,000
Total	529	35.17	—	$300,000,000

(a)

The shares in this column represent shares that were surrendered to us by plan participants to satisfy withholding tax obligations related to the vesting of restricted stock awards. The shares were not repurchased on the open market.

(b)

On December 13, 2011, our Board of Directors announced a share repurchase program of up to $300.0 million of our outstanding common stock with no expiration date. No shares were repurchased under this program during the fourth quarter of 2011.

Item 6.	SELECTED FINANCIAL DATA

The information set forth under the caption Five-Year Summary Financial Data in the Financial Report included in St. Jude Medical’s 2011 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2011 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2011 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto and the Reports of Independent Registered Public Accounting Firm set forth in the Financial Report included in St. Jude Medical’s 2011 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s annual report on our internal control over financial reporting is provided in the Financial Report included in St. Jude Medical’s 2011 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided in the Financial Report included in St. Jude Medical’s 2011 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference.

During the fiscal quarter ended December 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions Proposal to Elect Directors, Director Qualifications, Director Nomination Process, Director Independence and Audit Committee Financial Literacy and Expertise, Committees of the Board of Directors and Section 16(a) Beneficial Ownership Reporting Compliance in St. Jude Medical’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference. The information set forth under the caption Executive Officers of the Registrant in Part I, Item 1 of this Form 10-K is incorporated herein by reference.

We have adopted a Code of Business Conduct for our principal executive officer, principal financial officer, principal accounting officer, corporate controller and all other employees. We have made our Code of Business Conduct available on our website (http://www.sjm.com) under About Us – Business Integrity – Code of Business Conduct. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct by posting such information on our website at the web address and location specified above. Information included on our website is not deemed to be incorporated into this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions Compensation of Directors, Director Compensation Table, Executive Compensation and Compensation Committee Interlocks and Insider Participation in St. Jude Medical’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions Share Ownership of Management and Directors and Certain Beneficial Owners and Equity Compensation Plan Information in St. Jude Medical’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions Related Person Transactions and Director Independence and Audit Committee Financial Literacy and Expertise in St. Jude Medical’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm in St. Jude Medical’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this Report

	(1)	Financial Statements

The following Consolidated Financial Statements of St. Jude Medical and Reports of Independent Registered Public Accounting Firm as set forth in the Financial Report included in St. Jude Medical’s 2011 Annual Report to Shareholders are incorporated herein by reference from Exhibit 13 attached hereto:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings – Fiscal Years ended December 31, 2011, January 1, 2011 and January 2, 2010

Consolidated Balance Sheets – December 31, 2011 and January 1, 2011

Consolidated Statements of Shareholders’ Equity – Fiscal Years ended December 31, 2011, January 1, 2011 and January 2, 2010

Consolidated Statements of Cash Flows – Fiscal Years ended December 31, 2011, January 1, 2011 and January 2, 2010

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

3.1	Articles of Incorporation, as amended on May 9, 2008, are incorporated by reference to Exhibit 3.1 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008.

3.2	Bylaws, as amended and restated as of February 25, 2005, are incorporated by reference to Exhibit 3.1 to St. Jude Medical’s Current Report on Form 8-K filed on March 2, 2005.

4.1	Specimen Common Stock Certificate is incorporated by reference to Exhibit 4.1 to St. Jude Medical’s Registration Statement on Form S-4 filed October 20, 2010 (Commission File No. 333-170045).

Exhibit	Exhibit Index

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

10.1

Form of Indemnification Agreement that St. Jude Medical has entered into with executive officers is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Annual Report on Form 10K for the year ended January 1, 2011.

10.2

Form of Indemnification Agreement that St. Jude Medical has entered into with directors is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Annual Report on Form 10K for the year ended January 1, 2011.

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

Exhibit	Exhibit Index

10.13	St. Jude Medical, Inc. 2002 Stock Plan, as amended, is incorporated by reference to Exhibit 10.5 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. *

10.14

Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 2002 Stock Plan is incorporated by reference to Exhibit 10.4 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008. *

10.15

Form of Non-Qualified Stock Option Agreement (amended 2011) and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2002 Stock Plan, as amended, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011.*

10.16	St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 16, 2006. *

10.17

Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.5 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008. *

10.18

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (amended 2011) and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.19

Form of Non-Qualified Stock Option Agreement for Employees (amended 2011) and the related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.3 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.20	St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended and restated (2011), is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 13, 2011. *

10.21

Form of Non-Qualified Stock Option Agreement (amended 2011) and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.4 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.22

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (amended 2011) and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.5 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.23

Form of Restricted Stock Award Agreement (amended 2011) and related Restricted Stock Award Certificate under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.6 to St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.24

Form of Restricted Stock Units Award Agreement (amended 2011) and related Restricted Stock Units Award Certificate under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.7 to St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 *

10.25

St. Jude Medical, Inc. Amended and Restated 1995 Stock Option Plan (formerly the Quest Medical, Inc. 1995 Stock Option Plan) is incorporated by reference to Exhibit 10.12 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.26

St. Jude Medical, Inc. Amended and Restated 1998 Stock Option Plan (formerly the Quest Medical, Inc. 1998 Stock Option Plan) is incorporated by reference to Exhibit 10.13 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

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

12	Computation of Ratio of Earnings to Fixed Charges. #

13	Portions of St. Jude Medical’s 2011 Annual Report to Shareholders. #

21	Subsidiaries of the Registrant. #

23	Consent of Independent Registered Public Accounting Firm. #

24	Power of Attorney. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101

Financial statements from the Annual Report on Form 10-K of St. Jude Medical, Inc. for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. ##

*	Management contract or compensatory plan or arrangement.
#	Filed as an exhibit to this Annual Report on Form 10-K.
##	Furnished herewith.

(b)	Exhibits: Reference is made to Item 15(a)(3).

(c)	Schedules:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance	Additions		Deductions
Description	at Beginning of Year	Charged to Expense	Other (2)	Write-offs (1)	Other (2)	Balance at End of Year
Allowance for doubtful accounts:
Fiscal year ended
December 31, 2011	$35,354	$71,831	$—	$(3,588)	$(2,699)	$100,898
January 1, 2011	$34,947	$4,053	$2,276	$(5,922)	$—	$35,354
January 2, 2010	$28,971	$10,867	$640	$(5,531)	$—	$34,947

(1)	Uncollectible accounts written off, net of recoveries.

(2)	In 2011, 2010 and 2009 $(2,699), $2,276 and $640, respectively, of “other” represents the effects of changes in foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JUDE MEDICAL, INC.

Date:	February 29, 2012	By	/s/ DANIEL J. STARKS
Daniel J. Starks
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

		By	/s/ JOHN C. HEINMILLER
John C. Heinmiller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 29th day of February, 2012.

/s/ DANIEL J. STARKS	Chairman of the Board
Daniel J. Starks

*	Director
John W. Brown

*	Director
Richard R. Devenuti

*	Director
Stuart M. Essig

*	Director
Thomas H. Garrett III

*	Director
Barbara B. Hill

*	Director
Michael A. Rocca

*	Director
Wendy L. Yarno

* By: /s/ JASON A. ZELLERS
Jason A. Zellers
Attorney-in-Fact