Form 10-Q
period 2012-03-31
ST JUDE MEDICAL INC
filed 2012-05-03
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number: 1-12441

ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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
☐ Yes ☒ No

The number of shares of common stock, par value $.10 per share, outstanding on April 24, 2012 was 313,823,325.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales	$1,395	$1,376
Cost of sales:
Cost of sales before special charges	358	365
Special charges	23	—
Total cost of sales	381	365
Gross profit	1,014	1,011
Selling, general and administrative expense	490	513
Research and development expense	175	176
Special charges	47	—
Operating profit	302	322
Other income (expense), net	(23)	(27)
Earnings before income taxes	279	295
Income tax expense	67	62
Net earnings	$212	$233

Net earnings per share:
Basic	$0.67	$0.72
Diluted	$0.67	$0.71

Cash dividends declared per share:	$0.23	$0.21

Weighted average shares outstanding:
Basic	315.7	325.3
Diluted	317.7	328.9

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net earnings	$212	$233
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities, net of taxes	2	2
Reclassification of realized gain on available-for-sale securities, net of taxes	(2)	—
Foreign currency translation adjustment, net of taxes	38	87
Other comprehensive income	38	89
Total comprehensive income	$250	$322

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share amounts)

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$1,053	$986
Accounts receivable, less allowance for doubtful accounts of $105 at March 31, 2012 and $101 at December 31, 2011	1,418	1,367
Inventories	626	624
Deferred income taxes, net	231	232
Other current assets	191	182
Total current assets	3,519	3,391
Property, plant and equipment, at cost	2,532	2,454
Less accumulated depreciation	(1,119)	(1,066)
Net property, plant and equipment	1,413	1,388
Goodwill	2,958	2,953
Intangible assets, net	848	856
Other assets	438	417
TOTAL ASSETS	$9,176	$9,005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$78	$83
Accounts payable	177	202
Dividends payable	72	67
Income taxes payable	46	1
Employee compensation and related benefits	271	305
Other current liabilities	420	403
Total current liabilities	1,064	1,061
Long-term debt	2,908	2,713
Deferred income taxes, net	270	279
Other liabilities	517	477
Total liabilities	4,759	4,530
Commitments and Contingencies (Note 6)	—	—
Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 313,792,911 and 319,615,965 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	31	32
Additional paid-in capital	34	43
Retained earnings	4,298	4,384
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	36	(2)
Unrealized gain on available-for-sale securities	18	18
Total shareholders’ equity	4,417	4,475
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,176	$9,005

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Three Months Ended	March 31, 2012	April 2, 2011
OPERATING ACTIVITIES
Net earnings	$212	$233
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	70	72
Amortization of debt premium, net	(1)	(1)
Inventory step-up amortization	—	15
Stock-based compensation	19	19
Excess tax benefits from stock-based compensation	(1)	(4)
Gain on sale of investment	(4)	—
Deferred income taxes	(10)	(5)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(38)	(9)
Inventories	1	(37)
Other current assets	(11)	31
Accounts payable and accrued expenses	(46)	(98)
Income taxes payable	44	23
Net cash provided by operating activities	235	239
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(70)	(70)
Proceeds from sale of investments	6	—
Other investing activities, net	1	(3)
Net cash used in investing activities	(63)	(73)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	47	161
Excess tax benefits from stock-based compensation	1	4
Common stock repurchased, including related costs	(300)	(309)
Dividends paid	(67)	—
Issuances of commercial paper borrowings, net	211	135
Borrowings under debt facilities	—	78
Payments under debt facilities	—	(78)
Net cash used in financing activities	(108)	(9)
Effect of currency exchange rate changes on cash and cash equivalents	3	7
Net increase in cash and cash equivalents	67	164
Cash and cash equivalents at beginning of period	986	500
Cash and cash equivalents at end of period	$1,053	$664

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of St. Jude Medical, Inc. (St. Jude Medical or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (U.S. generally accepted accounting principles) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (2011 Annual Report on Form 10-K).

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Accounting Standards Codification (ASC) Topic 220): Presentation of Comprehensive Income, which eliminates the current option to report other comprehensive income and its components in the consolidated statements of shareholders’ equity. ASU 2011-05, as amended, requires an entity to present items of net income and other comprehensive income in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income is required to be presented with subtotals for each and a grand total for total comprehensive income. The updated guidance does not change the calculation of earnings per share. The Company adopted ASU 2011-05 in the first quarter of fiscal year 2012.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 13) for the three months ended March 31, 2012 were as follows (in millions):

	CRM/NMD	CV/AF	Total
Balance at December 31, 2011	$1,235	$1,718	$2,953
Foreign currency translation and other	(4)	9	5
Balance at March 31, 2012	$1,231	$1,727	$2,958

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in millions):

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Definite-lived intangible assets:
Purchased technology and patents	$936	$297	$922	$276
Customer lists and relationships	48	26	48	25
Trademarks and tradenames	24	8	24	8
Licenses, distribution agreements and other	5	3	6	4
	$1,013	$334	$1,000	$313

Indefinite-lived intangible assets:
Acquired IPR&D	$120		$120
Trademarks and tradenames	49		49
	$169		$169

NOTE 4 – INVENTORIES

The Company’s inventories consisted of the following (in millions):

	March 31, 2012	December 31, 2011
Finished goods	$428	$438
Work in process	60	54
Raw materials	138	132
	$626	$624

NOTE 5 – DEBT

The Company’s debt consisted of the following (in millions):

	March 31, 2012	December 31, 2011
2.20% senior notes due 2013	$459	$461
3.75% senior notes due 2014	700	699
2.50% senior notes due 2016	519	518
4.875% senior notes due 2019	495	495
1.58% Yen-denominated senior notes due 2017	98	104
2.04% Yen-denominated senior notes due 2020	154	164
Yen-denominated credit facility	78	83
Commercial paper borrowings	483	272
Total debt	2,986	2,796
Less: current debt obligations	78	83
Long-term debt	$2,908	$2,713

Expected future minimum principal payments under the Company’s debt obligations are as follows: $39 million in 2012, $489 million in 2013; $700 million in 2014; $483 million in 2015; $500 million in 2016; $98 million in 2017; and $654 million in years thereafter.

Senior Notes Due 2013: On March 10, 2010, the Company issued $450 million principal amount of 3-year, 2.20% unsecured senior notes (2013 Senior Notes) that mature in September 2013. The majority of the net proceeds from the issuance of the 2013 Senior Notes was used to retire outstanding debt obligations. Interest payments are required on a semi-annual basis. The 2013 Senior Notes were issued at a discount, yielding an effective interest rate of 2.23% at issuance. The Company may redeem the 2013 Senior Notes at any time at the applicable redemption price. The debt discount is being amortized as interest expense through maturity.

Concurrent with the issuance of the 2013 Senior Notes, the Company entered into a 3-year, $450 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of the Company’s fixed-rate 2013 Senior Notes. On November 8, 2010, the Company terminated the interest rate swap and received a cash payment of $19 million. The gain from terminating the interest rate swap agreement is being amortized as a reduction of interest expense resulting in a net average interest rate of 0.8% that will be recognized over the remaining term of the 2013 Senior Notes.

Senior Notes Due 2014: On July 28, 2009, the Company issued $700 million principal amount, 5-year, 3.75% unsecured senior notes (2014 Senior Notes) that mature in July 2014. Interest payments are required on a semi-annual basis. The 2014 Senior Notes were issued at a discount, yielding an effective interest rate of 3.78% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2014 Senior Notes at any time at the applicable redemption price.

Senior Notes Due 2016: On December 1, 2010, the Company issued $500 million principal amount of 5-year, 2.50% unsecured senior notes (2016 Senior Notes) that mature in January 2016. The majority of the net proceeds from the issuance of the 2016 Senior Notes was used for general corporate purposes including the repurchase of the Company’s common stock. Interest payments are required on a semi-annual basis. The 2016 Senior Notes were issued at a discount, yielding an effective interest rate of 2.54% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2016 Senior Notes at any time at the applicable redemption price.

Concurrent with the issuance of the 2016 Senior Notes, the Company entered into a 5-year, $500 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of the Company’s fixed-rate 2016 Senior Notes. As of March 31, 2012, the fair value of the swap was a $19 million asset which was classified as other assets on the consolidated balance sheet, with a corresponding adjustment increasing the carrying value of the 2016 Senior Notes. Refer to Note 12 for additional information regarding the interest rate swap.

Senior Notes Due 2019: On July 28, 2009, the Company issued $500 million principal amount, 10-year, 4.875% unsecured senior notes (2019 Senior Notes) that mature in July 2019. Interest payments are required on a semi-annual basis. The 2019 Senior Notes were issued at a discount, yielding an effective interest rate of 5.04% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2019 Senior Notes at any time at the applicable redemption price.

1.58% Yen-Denominated Senior Notes Due 2017: On April 28, 2010, the Company issued 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $98 million at March 31, 2012 and $104 million at December 31, 2011). The principal amount of the 1.58% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2017.

2.04% Yen-Denominated Senior Notes Due 2020: On April 28, 2010, the Company issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $154 million at March 31, 2012 and $164 million at December 31, 2011). The principal amount of the 2.04% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2020.

Yen–Denominated Credit Facilities: In March 2011, the Company borrowed 6.5 billion Japanese Yen (the equivalent of $78 million at March 31, 2012 and $83 million at December 31, 2011) under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at Yen LIBOR plus 0.275% and mature in June 2012 and the other half of the borrowings bear interest at Yen LIBOR plus 0.25% and mature in March 2013.

Other Available Borrowings: In December 2010, the Company entered into a $1.5 billion unsecured committed credit facility (Credit Facility) that it may draw on for general corporate purposes and to support its commercial paper program. The Credit Facility expires in February 2015. Borrowings under the Credit Facility bear interest initially at LIBOR plus 0.875%, subject to adjustment in the event of a change in the Company’s credit ratings. As of March 31, 2012 and December 31, 2011, the Company had no outstanding borrowings under the Credit Facility.

The Company’s commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. The Company’s outstanding commercial paper balance was $483 million at March 31, 2012 and $272 million at December 31, 2011. During the first three months of 2012, the Company’s weighted average effective interest rate on its commercial paper borrowings was approximately 0.23%. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. The Company classifies all of its commercial paper borrowings as long-term debt, as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed Credit Facility.

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

The Company has two outstanding class actions in Ontario, one individual case in Ontario, one proposed class action in British Columbia by the provincial health insurer, and one individual lawsuit in federal court in Nevada. In Ontario, a class action case involving Silzone patients has been certified, and the trial on common class issues began in February 2010. The testimony and evidence submissions for this trial were completed in March 2011, and closing briefing and argument were completed in September 2011. No final ruling from the common issues trial has been issued. Depending on the Court’s ultimate decision, there may be further proceedings, including appeals, in the future. A second case seeking class action status in Ontario has been stayed pending resolution of the ongoing Ontario class action. The complaints in the Ontario cases request damages up to 2.0 billion Canadian Dollars (the equivalent of $2.0 billion at March 31, 2012). The proposed class action lawsuit by the British Columbia provincial health insurer seeks to recover the cost of insured services furnished or to be furnished to patients who were also class members in the British Columbia class action that was resolved in 2010. Although that lawsuit remains pending in the British Columbia court, there has not been any activity since 2010. The individual case in Ontario requests damages in excess of $1 million (claiming unspecified special damages, health care costs and interest), and the complaint filed in the lawsuit in Nevada requests damages in excess of $75 thousand. Based on the Company’s historical experience, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed.

The Company has recorded an accrual for probable legal costs, settlements and judgments for Silzone related litigation. The Company is not aware of any unasserted claims related to Silzone-coated products. For all Silzone legal costs incurred, the Company records insurance receivables for the amounts that it expects to recover based on its assessment of the specific insurance policies, the nature of the claim and the Company’s experience with similar claims. Any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered by the Company’s product liability insurance policies or existing reserves could be material to the Company’s consolidated earnings, financial position and cash flows. The following table summarizes the Company’s Silzone legal accrual and related insurance receivable at March 31, 2012 and December 31, 2011 (in millions):

	March 31, 2012	December 31, 2011
Silzone legal accrual	$21	$22
Silzone insurance receivable	$15	$15

The Company’s current and final insurance layer for Silzone claims consists of $15 million of remaining coverage with two insurance carriers. To the extent that the Company’s future Silzone costs and expenses exceed its remaining insurance coverage, the Company would be responsible for such costs. The Company has not recorded an expense related to any potential future damages as they are not probable or reasonably estimable at this time.

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

After Volcano acquired Axsun in December 2008, LightLab Imaging sued Axsun and Volcano in Massachusetts, asserting a number of claims arising out of Volcano’s acquisition of Axsun. In January 2011, the court ruled that Axsun’s and Volcano’s conduct constituted knowing and willful violations of a statute that prohibits unfair or deceptive acts or practices or acts of unfair competition, entitling LightLab Imaging to double damages, and furthermore, that LightLab Imaging was entitled to recover attorneys’ fees. In February 2011, Volcano and Axsun were ordered to pay the Company for reimbursement of attorneys’ fees and double damages, which Volcano paid to the Company in July 2011. The Court also issued certain injunctions against Volcano and Axsun when it entered its final judgment.

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

In May 2011, LightLab Imaging initiated a lawsuit against Volcano and Axsun in the Delaware state court. The suit seeks to enforce LightLab Imaging’s exclusive contract with Axsun, to prevent Volcano from interfering with that contract, to bar Axsun and Volcano from using LightLab Imaging confidential information and trade secrets, and to prevent Volcano and Axsun from violating a Massachusetts statute prohibiting unfair methods of competition and unfair or deceptive acts or practices relating to LightLab Imaging’s tunable laser technology. In October 2011, LightLab Imaging filed an amended and supplemental complaint in this action, and in early November 2011, the Company received Volcano and Axsun’s response, including motions to dismiss some of the claims and stay the prosecution of other claims. The parties have fully briefed these motions, but no hearing date has yet been set by the Court.

Volcano Corporation & St. Jude Medical Patent Litigation: In July 2010, the Company filed a lawsuit in federal district court in Delaware against Volcano for patent infringement. In the suit, the Company asserted five patents against Volcano and seeks injunctive relief and monetary damages. The infringed patents are part of the St. Jude Medical PressureWire® technology platform, which was acquired as part of St. Jude Medical’s purchase of Radi Medical Systems in December 2008. Volcano has filed counterclaims against the Company in this case, alleging certain St. Jude Medical patent claims are unenforceable and that certain St. Jude Medical products infringe four Volcano patents. The Company believes the assertions and claims made by Volcano are without merit. The hearing on the proper constructions of the patent claims, and for all dispositive motions is scheduled for September 2012. Trial on liability issues in this case is scheduled for October 2012.

Securities Class Action Litigation: In March 2010, a securities class action lawsuit was filed in federal district court in Minnesota against the Company and certain officers on behalf of purchasers of St. Jude Medical common stock between April 22, 2009 and October 6, 2009. The lawsuit relates to the Company’s earnings announcements for the first, second and third quarters of 2009, as well as a preliminary earnings release dated October 6, 2009. The complaint, which seeks unspecified damages and other relief as well as attorneys’ fees, alleges that the Company failed to disclose that it was experiencing a slowdown in demand for its products and was not receiving anticipated orders for CRM (Cardiac Rhythm Management) devices. Class members allege that the Company’s failure to disclose the above information resulted in the class purchasing St. Jude Medical stock at an artificially inflated price. The Company intends to vigorously defend against the claims asserted in this lawsuit. In December 2011, the Court issued a decision denying a motion to dismiss filed by the defendants in October 2010. The defendants filed their answer in January 2012, and the discovery phase in the case has begun.

Other than disclosed above, the Company has not recorded an expense related to any potential damages in connection with these litigation matters because any potential loss is not probable or reasonably estimable. Additionally, other than disclosed above, the Company cannot reasonably estimate a loss or range of loss, if any, that may result from these litigation matters.

Regulatory Matters

The U.S. Food and Drug Administration (FDA) inspected the Company’s manufacturing facility in Minnetonka, Minnesota at various times between December 8 and December 19, 2008. On December 19, 2008, the FDA issued a Form 483 identifying certain observed non-conformity with current Good Manufacturing Practice (cGMP) primarily related to the manufacture and assembly of the SafireTM ablation catheter with a 4 mm or 5 mm non-irrigated tip. Following the receipt of the Form 483, the Company’s AF (Atrial Fibrillation) division provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address the FDA’s observations of non-conformity. The Company subsequently received a warning letter dated April 17, 2009 from the FDA relating to these non-conformities with respect to this facility.

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

In November 2011, the U.S. District Court for the Northern District of Texas unsealed a qui tam complaint (private individual bringing suit on behalf of the U.S. Government) filed by a former employee against the Company containing allegations relating to the issues covered by the Boston U.S. Attorney’s investigation. Subsequently, on February 24, 2012, the qui tam relator served the Company a formal complaint. The U.S. Department of Justice and the State of Texas have notified the court that they decline to intervene in the action. On April 30, 2012, the qui tam relator filed a notice of dismissal.

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

The Company recorded accruals during fiscal year 2011 related to the above governmental matters because the potential losses, while immaterial, were probable and reasonably estimable. The Company cannot reasonably estimate a loss or range of loss, if any, above the losses accrued that may result from these governmental matters. The Company is also involved in various other lawsuits, claims and proceedings that arise in the ordinary course of business.

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

Changes in the Company’s product warranty liability during the three months ended March 31, 2012 and April 2, 2011 were as follows (in millions):

Three Months Ended	March 31, 2012	April 2, 2011
Balance at beginning of period	$36	$25
Warranty expense recognized	2	3
Warranty credits issued	(1)	(1)
Balance at end of period	$37	$27

Other Commitments

The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of March 31, 2012, the Company estimates it could be required to pay approximately $12 million in future periods to satisfy such commitments. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2011 Annual Report on Form 10-K for additional information.

NOTE 7 – SPECIAL CHARGES

Special Charges

The Company recognizes certain transactions and events as special charges in its consolidated financial statements. These charges (such as impairment charges, restructuring charges and certain litigation charges) result from facts and circumstances that vary in frequency and impact on the Company’s results of operations. In order to enhance segment comparability and reflect management’s focus on the ongoing operations of the Company, special charges are not reflected in the individual reportable segments operating results.

During the first three months of 2012, the Company incurred charges totaling $70 million, of which $42 million primarily related to restructuring actions to realign certain activities in the Company’s CRM business and sales and selling support organizations. The formalized plan for these actions was announced in the second quarter of 2011 and included phasing out CRM manufacturing and research and development (R&D) operations in Sweden, reducing the Company’s workforce and rationalizing product lines. The charges incurred to date include employee termination costs and asset write-off and impairment charges associated with inventory, fixed assets and intangible assets.

During the first quarter of 2012, the Company also agreed to settle a dispute on licensed technology for the Company’s Angio-Seal™ vascular closure devices. In connection with this settlement, which resolved all disputed claims and included a fully-paid perpetual license, the Company recognized a $28 million settlement expense which it classified as a special charge. The Company also recognized a $12 million licensed technology intangible asset to be amortized over the technology’s remaining patent life.

A summary of the activity related to the 2011 and 2012 special charges and restructuring accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Intangible Asset Charges	Other	Total
Balance at January 1, 2011	$—	$—	$—	$—	$—	$—

Special charges	82	20	26	52	39	219
Non-cash charges used	—	(20)	(26)	(52)	(1)	(99)
Cash payments	(27)	—	—	—	(15)	(42)
Foreign exchange rate impact	(1)	—	—	—	—	(1)
Balance at December 31, 2011	$54	$—	$—	$—	$23	$77

Special charges	16	9	—	—	45	70
Non-cash charges used	—	(9)	—	—	—	(9)
Cash payments	(20)	—	—	—	(15)	(35)
Balance at March 31, 2012	$50	$—	$—	$—	$53	$103

Employee Termination Costs: In connection with the staged phase-out of CRM manufacturing and R&D operations in Sweden, the Company began recognizing severance costs and other termination benefits during 2011 for over 650 employees in accordance with ASC Topic 420, Exit or Disposal Cost Obligations whereby certain employee termination costs are recognized over the employees’ remaining future service period. Additionally, during 2011, the Company recognized certain severance costs for 550 employees after management determined that such severance and benefits were probable and estimable, in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. Of the total $82 million of employee termination costs recorded in 2011, $9 million was classified as a special charge in cost of sales.

During the first quarter of 2012, the Company recognized additional severance costs and other termination benefits for nearly 50 employees after management determined that such severance and benefits were probable and estimable, in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. Of the total $16 million of employee termination costs recorded during the first quarter of 2012, $5 million was recorded in cost of sales.

Inventory Charges: The Company recorded $9 million during the first quarter of 2012 related to inventory obsolescence charges primarily associated with the rationalization of product lines in our CRM and NMD businesses. The Company also recognized $20 million of special inventory obsolescence charges during 2011.

Fixed Asset Charges: The Company recorded $26 million of impairment and accelerated depreciation charges during 2011, of which $12 million related to an impairment charge to write-down the Company’s CRM manufacturing facility in Sweden to its fair value. The impairment charge was recognized in accordance with ASC Topic 360, Property, Plant and Equipment after it was determined that its remaining undiscounted future cash flows did not exceed its carrying value. Of the $26 million charge, $9 million was recorded in cost of sales.

Intangible Asset Charges: The Company recorded $52 million of intangible asset impairment charges during 2011, of which $49 million related to intangible assets acquired in connection with legacy acquisitions of businesses involved in the distribution of the Company’s products. Due to the changing dynamics of the U.S. healthcare market, specifically as it relates to hospital purchasing practices, the Company determined that the fair value of these intangible assets did not exceed their carrying values and recognized a $49 million impairment charge.

Other Charges: During the first quarter of 2012, the Company recognized $45 million of other special charges which included the $28 million license dispute settlement charge, $9 million of restructuring related and realignment charges associated with the Company’s CRM business and sales and selling support organizations, $4 million of contract termination costs and $4 million of other costs. Of the total $45 million of other charges, $9 million was classified as a special charge in cost of sales. During 2011, the Company recognized $21 million of charges associated with other CRM restructuring actions which included $13 million of pension settlement charges associated with the termination of Sweden’s defined benefit pension plan and $4 million of idle facility costs incurred during 2011 from transitioning CRM manufacturing operations in Sweden to cost-advantaged locations. The Company also recognized $7 million of contract termination costs, $4 million of legal settlement costs and $7 million of other costs. Of the total $39 million recorded as other charges, $10 million was recorded in cost of sales.

NOTE 8 – NET EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

Three Months Ended	March 31, 2012	April 2, 2011
Numerator:
Net earnings	$212	$233

Denominator:
Basic weighted average shares outstanding	315.7	325.3
Effect of dilutive securities:
Employee stock options	1.8	3.5
Restricted stock units	0.2	0.1
Diluted weighted average shares outstanding	317.7	328.9
Basic net earnings per share	$0.67	$0.72
Diluted net earnings per share	$0.67	$0.71

Approximately 13.8 million and 7.5 million shares of common stock subject to stock options and restricted stock units were excluded from the diluted net earnings per share computation for the three months ended March 31, 2012 and April 2, 2011, respectively, because they were not dilutive.

NOTE 9 – OTHER INCOME (EXPENSE), NET

The Company’s other income (expense) consisted of the following (in millions):

Three Months Ended	March 31, 2012	April 2, 2011

Interest income	$1	$1
Interest expense	(18)	(18)
Other	(6)	(10)
Total other income (expense), net	$(23)	$(27)

NOTE 10 – INCOME TAXES

As of March 31, 2012, the Company had $213 million accrued for unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. Additionally, the Company had $36 million accrued for interest and penalties as of March 31, 2012. At December 31, 2011, the liability for unrecognized tax benefits was $206 million and the accrual for interest and penalties was $35 million. The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for all tax years through 2001. Additionally, substantially all material foreign, state and local income tax matters have been concluded for all tax years through 2004. The U.S. Internal Revenue Service (IRS) completed an audit of the Company’s 2002 through 2005 tax returns and proposed adjustments in its audit report issued in November 2008. The IRS completed an audit of the Company’s 2006 and 2007 tax returns and proposed adjustments in its audit report issued in March 2011. The Company is vigorously defending its positions and initiated defense at the IRS appellate level in January 2009 for the 2002 through 2005 adjustments and in May 2011 for the 2006 through 2007 adjustments. An unfavorable outcome could have a material negative impact on the Company’s effective income tax rate in future periods. It is reasonably possible that the amount of unrecognized tax benefits will significantly change in the next 12 months from both cash payments and/or adjustments to previously recorded income tax reserves primarily due to potential resolution of ongoing income tax authority examinations. As the final outcome of these matters is inherently uncertain, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months.

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

Available-For-Sale Securities: The Company’s available-for-sale securities include publicly-traded equity securities that are traded in active markets and are recorded at fair value based upon the closing stock prices. The Company classifies these securities as level 1. The following table summarizes the components of the balance of the Company’s available-for-sale securities at March 31, 2012 and December 31, 2011 (in millions):

	March 31, 2012	December 31, 2011
Adjusted cost	$7	$9
Gross unrealized gains	31	30
Fair value	$38	$39

Derivative Instruments: The Company’s derivative instruments consist of foreign currency exchange contracts and interest rate swap contracts. The Company classifies these instruments as level 2 as the fair value is determined using inputs other than observable quoted market prices. These inputs include spot and forward foreign currency exchange rates and interest rates that the Company obtains from standard market data providers. The fair value of the Company’s outstanding foreign currency exchange contracts was not material at March 31, 2012 or December 31, 2011.

A summary of financial assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 is as follows (in millions):

	Balance Sheet Classification	March 31, 2012	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$864	$864	$—	$—
Available-for-sale securities	Other current assets	38	38	—	—
Trading securities	Other assets	225	225	—	—
Interest rate swap	Other assets	19	—	19	—
Total assets		$1,146	$1,127	$19	$—

	Balance Sheet Classification	December 31, 2011	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$745	$745	$—	$—
Available-for-sale securities	Other current assets	39	39	—	—
Trading securities	Other assets	205	205	—	—
Interest rate swap	Other assets	18	—	18	—
Total assets		$1,007	$989	$18	$—

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

The fair value measurement standard also applies to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. A summary of the valuation methodologies used for the respective nonfinancial assets and liabilities measured at fair value on a nonrecurring basis is as follows:

Long-Lived Assets: The Company reviews the carrying amount of its long-lived assets other than goodwill and indefinite-lived intangible assets for potential impairment whenever events or changes in circumstance include a significant decrease in market price, a significant adverse change in the extent or manner in which an asset is being used or a significant adverse change in the legal or business climate. The Company measures the fair value of its long-lived assets, such as its definite-lived intangible assets and property, plant and equipment using independent appraisals, market models and discounted cash flow models. A discounted cash flow model requires inputs to a present value cash flow calculation such as a risk-adjusted discount rate, terminal values, operating budgets, long-term strategic plans and remaining useful lives of the asset or asset group. If the carrying value of the Company’s long-lived assets (excluding goodwill and indefinite-lived intangible assets) exceeds the related undiscounted future cash flows, the carrying value is written down to the fair value in the period identified.

During 2011, the Company initiated restructuring actions resulting in the planned future closure of its CRM manufacturing facility in Sweden, resulting in the recognition of a $12 million impairment charge to write-down the facility to its estimated fair value. The Company also recognized $52 million of intangible asset impairments primarily associated with customer relationship intangible assets. As a result, these long-lived assets were written down to $29 million as of December 31, 2011. Refer to Note 7 for further details of these charges. There was no material impairment of the Company’s long-lived assets recognized during the first quarter of 2012.

A summary of the nonfinancial assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2011 was as follows (in millions):

	December 31, 2011	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Long-lived assets	$29	$—	$29	$—
Total assets	$29	$—	$29	$—

Cost Method Investments: The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other assets and measured at fair value on a nonrecurring basis. The carrying value of these investments approximated $130 million and $128 million at March 31, 2012 and December 31, 2011, respectively. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. When measured on a nonrecurring basis, the Company’s cost method investments are considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.

Fair Value Measurements of Other Financial Instruments

The aggregate fair value of the Company’s fixed-rate senior notes at March 31, 2012 (measured using quoted prices in active markets) was $2,547 million compared to the aggregate carrying value of $2,425 million (inclusive of the interest rate swaps). The fair value of the Company’s other debt obligations at December 31, 2011 approximated their aggregate $561 million carrying value due to the variable interest rate and short-term nature of these instruments.

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the provisions of ASC Topic 815 in accounting for and disclosing derivative instruments and hedging activities. All derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in net earnings or other comprehensive income depending on whether the derivative is designated as part of a qualifying hedge transaction. Derivative assets and derivative liabilities are classified as other current assets, other assets, other current liabilities or other liabilities, as appropriate.

Foreign Currency Forward Contracts

The Company hedges a portion of its foreign currency exchange rate risk through the use of forward exchange contracts. The Company uses forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under ASC Topic 815. The Company measures its foreign currency exchange contracts at fair value on a recurring basis. The fair value of outstanding contracts was immaterial as of March 31, 2012 and December 31, 2011. During the first three months of 2012 and 2011, the net amount of gains (losses) the Company recorded to other income (expense) for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 was a net gain of $1 million and a net loss of $4 million, respectively. These net gains/(losses) were almost entirely offset by corresponding net (losses)/gains on the foreign currency exposures being managed. The Company does not enter into contracts for trading or speculative purposes. The Company’s policy is to enter into hedging contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.

Interest Rate Swap

The Company hedges the fair value of certain debt obligations through the use of interest rate swap contracts. For interest rate swap contracts that are designated and qualify as fair value hedges, changes in the value of the fair value hedge are recognized as an asset or liability, as applicable, offsetting the changes in the fair value of the hedged debt instrument. The Company’s swap contracts are recorded on the consolidated balance sheets as a component of other current assets, other assets, other accrued expenses or other liabilities based on the gain or loss position of the contract and the contract maturity date. Additionally, any payments made or received under the swap contracts are accrued and recognized as interest expense. The Company’s current interest rate swap is designed to manage the exposure to changes in the fair value of its 2016 Senior Notes. The swap is designated as a fair value hedge of the variability of the fair value of the fixed-rate 2016 Senior Notes due to changes in the long-term benchmark interest rates. Under the swap agreement, the Company agrees to exchange, at specified intervals, fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. As of March 31, 2012, the fair value of the interest rate swap was a $19 million asset which was classified as other assets on the consolidated balance sheet.

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

The Company has aggregated the four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to customers and operating expenses managed by each of the reportable segments. Certain operating expenses managed by the Company’s selling and corporate functions, including all stock-based compensation expense, impairment charges, certain acquisition-related charges, in-process research and development (IPR&D) charges, excise tax expense and special charges have not been recorded in the individual reportable segments. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments. Additionally, certain assets are managed by the Company’s selling and corporate functions, principally including trade receivables, inventory, corporate cash and cash equivalents, certain marketable securities and deferred income taxes. For management reporting purposes, the Company does not compile capital expenditures by reportable segment; therefore, this information has not been presented, as it is impracticable to do so.

The following table presents net sales and operating profit by reportable segment (in millions):

	CRM/NMD	CV/AF	Other	Total
Three Months ended March 31, 2012:
Net sales	$838	$557	$—	$1,395
Operating profit	557	308	(563)	302

Three Months ended April 2, 2011:
Net sales	$854	$522	$—	$1,376
Operating profit	536	264	(478)	322

The following table presents the Company’s total assets by reportable segment (in millions):

Total Assets	March 31, 2012	December 31, 2011
CRM/NMD	$2,347	$2,412
CV/AF	3,029	3,093
Other	3,800	3,500
	$9,176	$9,005

Geographic Information

The following table presents net sales by geographic location of the customer (in millions):

	Three Months Ended
Net Sales	March 31, 2012	April 2, 2011
United States	$665	$676
International
Europe	374	369
Japan	165	148
Asia Pacific	105	93
Other	86	90
	730	700
	$1,395	$1,376

The amounts for long-lived assets by significant geographic market include net property, plant and equipment by physical location of the asset as follows (in millions):

Long-Lived Assets	March 31, 2012	December 31, 2011
United States	$1,011	$1,007
International
Europe	100	84
Japan	31	31
Asia Pacific	83	81
Other	188	185
	402	381
	$1,413	$1,388

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our industry has undergone significant consolidation in the last decade and is highly competitive. Our strategy requires significant investment in research and development in order to introduce new products. We are focused on improving our operating margins through a variety of techniques, including the production of high quality products, the development of leading edge technology, the enhancement of our existing products and continuous improvement of our manufacturing processes. We expect competitive pressures in the industry, global economic conditions, cost containment pressure on healthcare systems and the implementation of U.S. healthcare reform legislation to continue to place downward pressure on prices for our products, impact reimbursement for our products and potentially reduce medical procedure volumes.

In March 2010, significant U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act (PPACA) along with the Health Care and Education Reconciliation Act of 2010, was enacted into law. As a U.S. headquartered company with significant sales in the United States, this health care reform law will materially impact us. Certain provisions of the health care reform are not effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the legislation. The law does levy a 2.3% excise tax on all U.S. medical device sales beginning in 2013. Our U.S. net sales represented approximately 47% of our worldwide consolidated net sales in 2011 and we expect the new tax will materially and adversely affect our business, cash flows and results of operations. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what impacts these provisions will have on patient access to new technologies. The Medicare provisions also include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our net sales relate to CRM devices – ICDs and pacemakers. The 2011 ICD market in the United States was negatively impacted by a decline in implant volumes and pricing resulting from the publication of an ICD utilization article in January 2011 in the Journal of the American Medical Association and subsequent hospital investigation by the U.S. Department of Justice. The first quarter 2012 U.S. ICD market continued to experience these negative impacts. While the long-term impact on the CRM market is uncertain, management remains focused on increasing our worldwide CRM market share, as we are one of three principal manufacturers and suppliers in the global CRM market. We are also investing in our other three major growth platforms – cardiovascular, atrial fibrillation and neuromodulation – to increase our market share in these markets.

Net sales in the first quarter of 2012 were $1,395 million, an increase of 1% over the first quarter of 2011. Compared to the same prior year period, our foreign currency translation comparisons unfavorably decreased our first quarter 2012 net sales by $7 million. Refer to the Segment Performance section for a more detailed discussion of the results for the respective segments.

Our first quarter 2012 net earnings of $212 million and diluted net earnings per share of $0.67 decreased 9% and 6%, respectively, compared to our first quarter 2011 net earnings of $233 million and diluted net earnings per share of $0.71. First quarter 2012 net earnings were negatively impacted by after-tax special charges of $54 million, or $0.17 per diluted share, related to ongoing restructuring charges to realign certain activities in our CRM business and our sales and selling support organizations and a license dispute settlement charge. First quarter 2011 net earnings were negatively impacted by after-tax charges totaling $29 million, or $0.09 per diluted share, related to post-acquisition expenses primarily related to contract termination and international integration costs and inventory step-up cost of sale expenses, both associated with the AGA Medical acquisition in November 2010. Refer to the Results of Operations section for a more detailed discussion of these charges.

We generated $235 million of operating cash flows during the first three months of 2012, compared to $239 million of operating cash flows during the first three months of 2011. We ended the first quarter with $1,053 million of cash and cash equivalents and $2,986 million of total debt. We also repurchased 7.1 million shares of our common stock for $300 million at an average repurchase price of $42.14 per share. Additionally, on February 24, 2012, our Board of Directors authorized a quarterly cash dividend of $0.23 per share payable on April 30, 2012 to shareholders of record as of March 30, 2012, and on May 2, 2012 our Board of Directors authorized a quarterly cash dividend of $0.23 per share payable on July 31, 2012 to shareholders of record as of June 29, 2012. Our 2012 dividends represent a 10% per share increase over the same period in 2011.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the new accounting pronouncement that impacted our 2012 disclosures is included in Note 2 to the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies in preparing the consolidated financial statements in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (2011 Annual Report on Form 10-K).

Preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; inventory reserves; valuation of IPR&D, other intangible assets and goodwill; income taxes; litigation reserves and insurance receivables; and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K.

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

The Company has aggregated the four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to customers and operating expenses managed by each of the reportable segments. Certain operating expenses managed by our selling and corporate functions, 2 including all stock-based compensation expense, impairment charges, IPR&D charges and special charges have not been recorded in the individual reportable segments. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments.

The following table presents net sales and operating profit by reportable segment (in millions):

	CRM/NMD	CV/AF	Other	Total
Three Months ended March 31, 2012:
Net sales	$838	$557	$—	$1,395
Operating profit	557	308	(563)	302
Three Months ended April 2, 2011:
Net sales	$854	$522	$—	$1,376
Operating profit	536	264	(478)	322

The following discussion of the changes in our net sales is provided by class of similar products within our four operating segments, which is the primary focus of our sales activities.

Cardiac Rhythm Management

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011	% Change
ICD systems	$450	$465	(3.2)%
Pacemaker systems	285	297	(4.0)%
	$735	$762	(3.5)%

Cardiac Rhythm Management’s net sales decreased 4% during the first three months of 2012 compared to the first three months of 2011. Foreign currency translation had a $5 million unfavorable impact on CRM net sales during the first three months of 2012 compared to the same prior year period.

ICD net sales decreased 3% during the first three months of 2012 compared to the first three months of 2011 primarily driven by a decline in the U.S. market which we estimate contracted at a high single-digit percentage rate from the first quarter of 2011. The U.S. ICD market continues to be negatively impacted by a decline in implant volumes and pricing resulting from the publication of an ICD utilization article in January 2011 in the Journal of the American Medical Association, subsequent hospital investigation by the U.S. Department of Justice and a significant increase in hospital ownership of physician practices. Facing this market contraction, our first quarter 2012 U.S. ICD net sales of $266 million decreased 5% compared to the same prior year period. Partially offsetting the U.S. ICD market contraction, we experienced a benefit from sales of our Unify Quadra® Cardiac Resynchronization Therapy Defibrillator (CRT-D) and Quartet® Left Ventricular Quadripolar Pacing Lead, which was approved by the FDA in November 2011 and is the industry's first quadripolar pacing system. Internationally, first quarter 2012 ICD net sales of $184 million were flat compared to the first quarter of 2011. Foreign currency translation had a $3 million unfavorable impact on international ICD net sales in the first quarter of 2012 compared to the first quarter of 2011.

Pacemaker net sales decreased 4% during the first quarter of 2012 compared to the first quarter of 2011. In the United States, first quarter 2012 pacemaker net sales of $117 million decreased 11% compared to the same period last year due to sales volume decreases. Internationally, first quarter 2012 pacemaker net sales of $168 million increased 1% compared to the first quarter of 2011. Foreign currency translation had a $2 million unfavorable impact on international pacemaker net sales in the first quarter of 2012 compared to the same period last year.

Cardiovascular

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011	% Change

Vascular products	$181	$184	(1.6)%
Structural heart products	155	143	8.4%
	$336	$327	2.8%

Cardiovascular net sales increased 3% during the first three months of 2012 compared to the same period one year ago driven by an 8% increase in structural heart products’ net sales. The increase in CV net sales was partially offset by unfavorable foreign currency translation of $1 million compared to the first three months of 2011, predominately impacting structural heart products’ net sales. Structural heart products’ net sales increase of 8% during the first quarter of 2012 was driven by a 33% increase in our tissue heart valve sales volumes, led by our Trifecta product line of pericardial stented tissue valves. Our vascular products’ net sales decreased 2% during the first quarter of 2012 compared to the same prior year period as a result of the termination of a distribution contract in Japan, negatively impacting our first quarter 2012 net sales by 6% as well as decreased sales volumes associated with our Angio-Seal™ active closure devices. These decreases were partially offset by increases in our optical coherence tomography (OCT) products, led by our Ilumien™ hardware platform, which combines both OCT and fractional flow reserve (FFR) capabilities into a single system, as well as sales volume increases in our FFR technology products as we continue to penetrate the market.

Atrial Fibrillation

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011	% Change

Atrial fibrillation products	$221	$195	13.3%

In our Atrial Fibrillation division, our access, diagnosis, visualization, recording and ablation products assist physicians in diagnosing and treating atrial fibrillation and other irregular heart rhythms. During the first three months of 2012, Atrial Fibrillation net sales increased 13% to $221 million compared to the same prior year period due to an increase in EP catheter ablation procedures and the continued market penetration of our EnSite® Velocity System and related connectivity tools (EnSite Connect™, EnSite Courier™ and EnSite Derexi™ modules), as well as the on-going rollout of recently approved EP irrigated ablation catheters in the U.S. (Safire BLU™) and internationally (Therapy™ Cool Flex™, Safire Blu™ Duo and Therapy™ Cool Path™ Duo bi-directional). Foreign currency translation had an unfavorable impact on AF net sales of $1 million during the first three months of 2012 compared to the same prior year period.

Neuromodulation

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011	% Change

Neuromodulation products	$103	$92	12.0%

Neuromodulation 2012 net sales increased 12% to $103 million during the first three months of 2012 compared to the same period in 2011. The increase in NMD net sales was driven by the continued market acceptance of our products and sales growth in our neurostimulation devices that help manage chronic pain primarily associated with the Eon Mini™ platform and growing market acceptance of the Epiducer™ Lead Delivery system which gives physicians the ability to place multiple neurostimulation leads through a single entry point. Foreign currency translation had a minimal impact on NMD net sales during the first three months of 2012 compared to the first three months of 2011.

RESULTS OF OPERATIONS

Net sales

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011	% Change

Net sales	$1,395	$1,376	1.4%

Overall, net sales increased 1% during the first three months of 2012 compared to the same prior year period. During the first three months of 2012, foreign currency translation had an unfavorable impact of $7 million on net sales compared to the first three months of 2011. The unfavorable foreign currency impact was primarily the result of the U.S. Dollar strengthening against the Euro, partially offset by favorable foreign currency impacts to net sales due to the U.S. Dollar weakening against the Japanese Yen. The impacts to net sales are not indicative of the net earnings impact of foreign currency translation due to partially offsetting foreign currency translation impacts on cost of sales and operating expenses.

Net sales by geographic location of the customer were as follows (in millions):

	Three Months Ended
Net Sales	March 31, 2012	April 2, 2011
United States	$665	$676
International
Europe	374	369
Japan	165	148
Asia Pacific	105	93
Other	86	90
	730	700
	$1,395	$1,376

Gross profit
	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011
Gross profit	$1,014	$1,011
Percentage of net sales	72.7%	73.5%

Gross profit for the first quarter of 2012 totaled $1,014 million, or 72.7% of net sales, compared to $1,011 million, or 73.5% of net sales for the first quarter of 2011. Our gross profit percentage for the first quarter of 2012 was negatively impacted by $23 million of special charges, or 1.6 percentage points, primarily associated with ongoing restructuring actions to realign our CRM business and sales and selling support organizations. Refer to “Special Charges” within the Results of Operations section for a more detailed discussion of these charges. Our gross profit percentage for the first quarter of 2011 was negatively impacted by $15 million, or 1.1 percentage points, from inventory step-up amortization costs associated with our AGA Medical acquisition.

Selling, general and administrative (SG&A) expense
	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011
Selling, general and administrative	$490	$513
Percentage of net sales	35.1%	37.3%

SG&A expense for the first quarter of 2012 totaled $490 million, or 35.1% of net sales, compared to $513 million, or 37.3% of net sales, for the first quarter of 2011. The decrease in SG&A expense as a percent of net sales was primarily driven by cost savings initiatives including the integration of the AGA Medial business into our CV division and the integration of our Neuromodulation domestic sales organization into our United States selling organization. Contract termination and international integration charges related to our AGA Medical acquisition negatively impacted 2011 first quarter SG&A expenses as a percent of net sales by 1.8 percentage points.

Research and development (R&D) expense

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011
Research and development expense	$175	$176
Percentage of net sales	12.5%	12.8%

R&D expense in the first quarter of 2012 totaled $175 million, or 12.5% of net sales, compared to $176 million, or 12.8% of net sales, for the first quarter of 2011. R&D expense as a percent of net sales remains consistent with prior year periods, reflecting our continuing commitment to fund future long-term growth opportunities. We will continue to balance delivering short-term results with our investments in long-term growth drivers.

Special charges

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011
Cost of sales special charges	$23	$—
Special charges	47	—
	$70	$—

We recognize certain transactions and events as special charges in our consolidated financial statements. These charges (such as impairment charges, restructuring charges and certain litigation charges) result from facts and circumstances that vary in frequency and impact on our results of operations. In order to enhance segment comparability and reflect management’s focus on the ongoing operations, special charges are not reflected in the individual reportable segments operating results.

During the first three months of 2012, we incurred charges totaling $70 million, of which $42 million primarily related to restructuring actions to realign certain activities in our CRM business and sales and selling support organizations. The formalized plan for these actions was announced in the second quarter of 2011 and included phasing out CRM manufacturing and R&D operations in Sweden, reducing our workforce and rationalizing product lines. The charges incurred to date include employee termination costs and asset write-off and impairment charges associated with inventory, fixed assets and intangible assets. As part of our decision to transition CRM manufacturing out of Sweden, we expect to incur additional costs of approximately $40 - $50 million over the next several quarters related to additional employee termination costs, accelerated depreciation and other restructuring-related costs, including idle facility costs. We expect to fully transition our CRM manufacturing operations out of Sweden by the end of fiscal year 2012.

During the first quarter of 2012, we also agreed to settle a dispute on licensed technology for our Angio-Seal™ vascular closure devices. In connection with this settlement, which resolved all disputed claims and included a fully-paid perpetual license, we recognized a $28 million settlement expense which was classified as a special charge. We also recognized a $12 million licensed technology intangible asset to be amortized over the technology’s remaining patent life. Details of the special charges recognized during the first three months of 2012 are discussed further as follows.

Employee Termination Costs: In connection with the staged phase-out of CRM manufacturing and R&D operations in Sweden, we continue to recognize severance costs and other termination benefits. During the first quarter of 2012, we recognized severance costs for nearly 50 employees after management determined that such severance and benefits were probable and estimable, in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. Of the total $16 million of employee termination costs recorded during the first quarter of 2012, $5 million was recorded in cost of sales.

Inventory Charges: We recorded cost of sales charges of $9 million during the first quarter of 2012 related to inventory obsolescence charges primarily associated with the rationalization of product lines in our CRM and NMD businesses.

Other Charges: During the first quarter of 2012, we recognized $45 million of other special charges which included the $28 million license dispute settlement charge, $9 million of other restructuring related and realignment charges associated with our CRM business and sales and selling support organizations, $4 million of contract termination costs and $4 million of other costs. Of the total $45 million recorded as other charges, $9 million was classified as a special charge in cost of sales.

Other income (expense), net
	Three Months Ended
	March 31, 2012	April 2, 2011
Interest income	$1	$1
Interest expense	(18)	(18)
Other	(6)	(10)
Total other income (expense), net	$(23)	$(27)

The favorable change in other income (expense) during the first quarter of 2012 compared to the first quarter of 2011 is a result of the $4 million realized gain recognized from the sale of an available-for-sale security.

Income taxes

	Three Months Ended
(as a percent of pre-tax income)	March 31, 2012	April 2, 2011
Effective tax rate	24.0%	21.0%

Our effective income tax rate was 24.0% and 21.0% for the first quarter of 2012 and 2011, respectively. Our effective tax rate for the first three months of 2012 does not include the impact of the federal research and development tax credit (R&D tax credit), as the R&D tax credit has not yet been extended for 2012. As a result, our effective tax rate for the first three months of 2012 was negatively impacted by 2.1 percentage points.

LIQUIDITY

We believe that our existing cash balances, future cash generated from operations and available borrowing capacity under our $1.5 billion long-term committed credit facility (Credit Facility) and related commercial paper program will be sufficient to fund our operating needs, working capital requirements, R&D opportunities, capital expenditures, debt service requirements and shareholder dividends over the next 12 months and in the foreseeable future thereafter. We do not have any significant debt maturities until 2013. After 2013, the majority of our remaining debt portfolio matures after January 14, 2016.

We believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital should suitable investment and growth opportunities arise. Our credit ratings are investment grade. We monitor capital markets regularly and may raise additional capital when market conditions or interest rate environments are favorable.

At March 31, 2012, substantially all of our cash and cash equivalents was held by our non-U.S. subsidiaries. A portion of these foreign cash balances are associated with earnings that are permanently reinvested and which we plan to use to support our continued growth plans outside the United States through funding of operating expenses, capital expenditures and other investment and growth opportunities. The majority of these funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practical to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate funds held by our non-U.S. subsidiaries.

We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the most recently completed quarter) increased from 88 days at December 31, 2011 to 93 days at March 31, 2012. Our DIOH (ending net inventory divided by average daily cost of sales for the most recently completed six months) decreased from 147 days at December 31, 2011 to 145 days at March 31, 2012. Special charges recognized in cost of sales in the last half of 2011 reduced our December 31, 2011 DIOH by 7 days. Special charges recognized in cost of sales in the last six months ended March 31, 2012 reduced our March 31, 2012 DIOH by 11 days.

A summary of our cash flows from operating, investing and financing activities is provided in the following table (in millions):

	Three Months Ended
	March 31, 2012	April 2, 2011
Net cash provided by (used in):
Operating activities	$235	$239
Investing activities	(63)	(73)
Financing activities	(108)	(9)
Effect of currency exchange rate changes on cash and cash equivalents	3	7
Net increase in cash and cash equivalents	$67	$164

Operating Cash Flows

Cash provided by operating activities was $235 million during the first three months of 2012, compared to $239 million during the first three months of 2011. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, accounts payable, accrued liabilities and income taxes payable.

Investing Cash Flows

Cash used in investing activities was $63 million during the first three months of 2012 compared to $73 million during the same period last year. Our purchases of property, plant and equipment totaled $70 million in both the first three months of 2012 and 2011, primarily reflecting our continued investment in our product growth platforms currently in place.

Financing Cash Flows

Cash used in financing activities was $108 million during the first three months of 2012 compared to $9 million of cash used in financing activities in the first three months of 2011. Our financing cash flows can fluctuate significantly depending upon our liquidity needs, stock repurchases and the amount of stock option exercises. During the first three months of 2012, we repurchased $300 million of our common stock, which was financed primarily with cash generated from operations and net commercial paper issuances of $211 million. During the first three months of 2011, we repurchased $309 million of our common stock, which was financed with cash generated from operations and net commercial paper issuances of $135 million. Proceeds from the exercise of stock options and stock issued provided cash inflows of $47 million and $160 million during the first three months of 2012 and 2011, respectively. We also paid $67 million of cash dividends to shareholders in the first three months of 2012 related to the fourth quarter 2011 dividend declaration.

DEBT AND CREDIT FACILITIES

We have a long-term $1.5 billion committed Credit Facility used to support our commercial paper program and for general corporate purposes. The Credit Facility expires in February 2015. Borrowings under this facility bear interest initially at LIBOR plus 0.875%, subject to adjustment in the event of a change in our credit ratings. Commitment fees under this Credit Facility are not material. There were no outstanding borrowings under the Credit Facility as of March 31, 2012 or December 31, 2011.

Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. At March 31, 2012 and December 31, 2011 we had outstanding commercial paper balances of $483 million and $272 million, respectively. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. Our predominant historical practice has been to issue commercial paper (up to the amount backed by available borrowings capacity under the Credit Facility), as our commercial paper has historically been issued at lower interest rates.

In March 2010, we issued $450 million principal amount of 3-year, 2.20% senior notes (2013 Senior Notes) and used the proceeds to retire outstanding debt obligations. Interest payments on the 2013 Senior Notes are required on a semi-annual basis. We may redeem the 2013 Senior Notes at any time at the applicable redemption price. The 2013 Senior Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness.

Concurrent with the issuance of the 2013 Senior Notes, we entered into a 3-year, $450 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of our fixed-rate 2013 Senior Notes. On November 8, 2010, we terminated the interest rate swap and received a cash payment of $19 million. The gain from terminating the interest rate swap agreement is being amortized as a reduction of interest expense over the remaining life of the 2013 Senior Notes.

In July 2009, we issued $700 million aggregate principal amount of 5-year, 3.75% Senior Notes (2014 Senior Notes) and $500 million aggregate principal amount of 10-year, 4.875% Senior Notes (2019 Senior Notes). We may redeem the 2014 Senior Notes or 2019 Senior Notes at any time at the applicable redemption prices. Both the 2014 Senior Notes and 2019 Senior Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness.

In December 2010, we issued our $500 million principal amount 5-year, 2.50% unsecured senior notes (2016 Senior Notes). The majority of the net proceeds from the issuance of the 2016 Senior Notes were used for general corporate purposes including the repurchase of our common stock. Interest payments are required on a semi-annual basis. We may redeem the 2016 Senior Notes at any time at the applicable redemption price. The 2016 Senior Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness.

Concurrent with the issuance of the 2016 Senior Notes, we entered into a 5-year, $500 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of our fixed-rate 2016 Senior Notes. As of March 31, 2012, the fair value of the swap was a $19 million asset which was classified as other assets on the consolidated balance sheet, with a corresponding adjustment to the carrying value of the 2016 Senior Notes. Refer to Note 12 of the Consolidated Financial Statements for additional information regarding the interest rate swap.

In April 2010, we issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $154 million at March 31, 2012) and 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $98 million at March 31, 2012). Interest payments on the 2.04% Yen Notes and 1.58% Yen Notes are required on a semi-annual basis and the principal amounts recorded on the balance sheet fluctuate based on the effects of foreign currency translation.

In March 2011, we borrowed 6.5 billion Japanese Yen under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The outstanding 6.5 billion Japanese Yen balance was the equivalent of $78 million at March 31, 2012. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at the Yen LIBOR plus 0.275% and mature in June 2012 and the other half of the borrowings bear interest at the Yen LIBOR plus 0.25% and mature in March 2013.

Our Credit Facility and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 60% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the Credit Facility, our senior notes and Yen Notes we also have certain limitations on how we conduct our business, including limitations on additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of March 31, 2012.

SHARE REPURCHASES

On December 12, 2011, our Board of Directors authorized a share repurchase program of up to $300 million of our outstanding common stock. We began repurchasing shares on January 27, 2012 and completed the repurchases under the program on February 8, 2012, repurchasing 7.1 million shares for $300 million at an average repurchase price of $42.14 per share.

DIVIDENDS

The following table provides dividend authorization, shareholder record and dividend payable dates as well as the cash dividends declared per share. We expect to continue to pay quarterly cash dividends in the foreseeable future, subject to Board approval.

Board of Directors’ Dividend Authorization Date	Shareholders’ Record Date	Dividend Payable Date	Cash Dividends Declared Per Share

February 24, 2012	March 30, 2012	April 30, 2012	$0.23
Total dividends declared per share for the three months ended March 31, 2012			$0.23

On May 2, 2012 our Board of Directors authorized a quarterly cash dividend of $0.23 per share payable on July 31, 2012 to shareholders of record as of June 29, 2012.

COMMITMENTS AND CONTINGENCIES

We have certain contingent commitments to acquire various businesses involved in the distribution of our products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of March 31, 2012, we could be required to pay approximately $12 million in future periods to satisfy such commitments. A description of our contractual obligations and other commitments is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2011 Annual Report on Form 10-K. We have no off-balance sheet financing arrangements other than that previously disclosed in our 2011 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENTS

In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast,” “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in the sections entitled Off-Balance Sheet Arrangements and Contractual Obligations and Market Risk in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2011 Annual Report on Form 10-K and in Part I, Item 1A, Risk Factors of our 2011 Annual Report on Form 10-K, as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the list below.

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

8.

Declining industry-wide sales caused by product quality issues or recalls or advisories by us or our competitors that result in loss of physician and/or patient confidence in the safety, performance or efficacy of sophisticated medical devices in general and/or the types of medical devices recalled in particular.

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
19.

The disruptions in the financial markets and the economic downturn that adversely impact the availability and cost of credit and customer purchasing and payment patterns, including the collectability of customer accounts receivable.

20.

Conditions imposed in resolving, or any inability to timely resolve, any regulatory issues raised by the FDA, including Form 483 observations or warning letters, as well as risks generally associated with our regulatory compliance and quality systems.

21.

Governmental legislation, including the recently enacted Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, and/or regulation that significantly impacts the healthcare system in the United States and that results in lower reimbursement for procedures using our products, reduces medical procedure volumes or otherwise adversely affects our business and results of operations, including the medical device excise tax.

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2011 in our market risk. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2011 Annual Report on Form 10-K.

Item 4.            CONTROLS AND PROCEDURES

As of March 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 1A.           RISK FACTORS

The risks factors identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 have not changed in any material respect.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On December 13, 2011, our Board of Directors announced a share repurchase program of up to $300 million of our outstanding common stock with no expiration date. We began repurchasing shares on January 27, 2012 and completed the repurchases under the program on February 8, 2012, repurchasing 7.1 million shares for $300 million at an average repurchase price of $42.14 per share.

The following table provides information about the shares we repurchased during the first quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

1/1/2012 - 1/28/2012	727,700	$41.26	727,700	$269,976,153
1/29/2012 - 3/3/2012	6,391,861	42.24	6,391,861	—
3/4/2012 - 3/31/2012	—	—	—	—

Total	7,119,561	42.14	7,119,561	$—

Item 6.            EXHIBITS

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended March 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

May 2, 2012	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER
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

101

Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended March 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements. #

# Filed as an exhibit to this Quarterly Report on Form 10-Q.