Form 10-Q
period 2012-06-30
ST JUDE MEDICAL INC
filed 2012-08-07
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.
Commission File Number: 1-12441
ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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

The number of shares of common stock, par value $.10 per share, outstanding on July 27, 2012 was 313,970,108.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$1,410	$1,446	$2,805	$2,822
Cost of sales:
Cost of sales before special charges	367	384	725	749
Special charges	16	11	39	11
Total cost of sales	383	395	764	760
Gross profit	1,027	1,051	2,041	2,062
Selling, general and administrative expense	494	514	984	1,027
Research and development expense	173	176	348	352
Purchased in-process research and development charges	—	4	—	4
Special charges	22	32	69	32
Operating profit	338	325	640	647
Other income (expense), net	(25)	(25)	(48)	(52)
Earnings before income taxes	313	300	592	595
Income tax expense	69	59	136	121
Net earnings	$244	$241	$456	$474
Net earnings per share:
Basic	$0.78	$0.73	$1.45	$1.45
Diluted	$0.78	$0.72	$1.44	$1.43
Cash dividends declared per share:	$0.23	$0.21	$0.46	$0.42
Weighted average shares outstanding:
Basic	313.9	328.6	314.8	326.9
Diluted	315.2	332.6	316.4	330.7
See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net earnings	$244	$241	$456	$474
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net of taxes	4	(1)	6	1
Reclassification of realized gain on available-for-sale securities, net of taxes	(3)	—	(5)	—
Foreign currency translation adjustment, net of taxes	(84)	22	(46)	109
Other comprehensive income (loss)	(83)	21	(45)	110
Total comprehensive income	$161	$262	$411	$584
See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share amounts)

	June 30, 2012
	(Unaudited)	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$1,214	$986
Accounts receivable, less allowance for doubtful accounts of $100 at June 30, 2012 and $101 at December 31, 2011	1,350	1,367
Inventories	621	624
Deferred income taxes, net	230	232
Other current assets	172	182
Total current assets	3,587	3,391
Property, plant and equipment, at cost	2,553	2,454
Less accumulated depreciation	(1,140)	(1,066)
Net property, plant and equipment	1,413	1,388
Goodwill	2,945	2,953
Intangible assets, net	822	856
Other assets	419	417
TOTAL ASSETS	$9,186	$9,005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$81	$83
Accounts payable	135	202
Dividends payable	72	67
Income taxes payable	—	1
Employee compensation and related benefits	303	305
Other current liabilities	409	403
Total current liabilities	1,000	1,061
Long-term debt	2,882	2,713
Deferred income taxes, net	264	279
Other liabilities	511	477
Total liabilities	4,657	4,530
Commitments and Contingencies (Note 6)	—	—
Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 313,938,978 and 319,615,965 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	31	32
Additional paid-in capital	56	43
Retained earnings	4,471	4,384
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(48)	(2)
Unrealized gain on available-for-sale securities	19	18
Total shareholders’ equity	4,529	4,475
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,186	$9,005

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Six Months Ended	June 30, 2012	July 2, 2011
OPERATING ACTIVITIES
Net earnings	$456	$474
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	141	148
Amortization of debt premium, net	(5)	(2)
Inventory step-up amortization	—	30
Stock-based compensation	37	38
Excess tax benefits from stock-based compensation	(1)	(9)
Purchased in-process research and development charges	—	4
Gain on sale of investment	(9)	—
Deferred income taxes	(13)	(16)
Other, net	32	12
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(15)	(48)
Inventories	(5)	(48)
Other current assets	12	44
Accounts payable and accrued expenses	(35)	(57)
Income taxes payable	(6)	14
Net cash provided by operating activities	589	584
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(128)	(163)
Proceeds from sale of investments	12	—
Other investing activities, net	(25)	(19)
Net cash used in investing activities	(141)	(182)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	51	242
Excess tax benefits from stock-based compensation	1	9
Common stock repurchased, including related costs	(300)	(309)
Dividends paid	(139)	(69)
Issuances of commercial paper borrowings, net	174	46
Borrowings under debt facilities	—	78
Payments under debt facilities	—	(78)
Net cash used in financing activities	(213)	(81)
Effect of currency exchange rate changes on cash and cash equivalents	(7)	12
Net increase in cash and cash equivalents	228	333
Cash and cash equivalents at beginning of period	986	500
Cash and cash equivalents at end of period	$1,214	$833
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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Accounting Standards Codification (ASC) Topic 220): Presentation of Comprehensive Income, which eliminates the option to report other comprehensive income and its components in the consolidated statements of shareholders’ equity. ASU 2011-05, as amended, requires an entity to present items of net income and other comprehensive income in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income is required to be presented with subtotals for each and a grand total for total comprehensive income. The updated guidance does not change the calculation of earnings per share. The Company adopted ASU 2011-05 and ASU 2011-12, as amended, Presentation of Comprehensive Income: Reclassifications of Items of Other Comprehensive Income, in the first quarter of fiscal year 2012.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 13) for the six months ended June 30, 2012 were as follows (in millions):

	CRM/NMD	CV/AF	Total
Balance at December 31, 2011	$1,235	$1,718	$2,953
Foreign currency translation and other	(2)	(6)	(8)
Balance at June 30, 2012	$1,233	$1,712	$2,945

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in millions):

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Purchased technology and patents	$931	$306	$922	$276
Customer lists and relationships	60	36	48	25
Trademarks and tradenames	24	11	24	8
Licenses, distribution agreements and other	6	4	6	4
	$1,021	$357	$1,000	$313
Indefinite-lived intangible assets:
Acquired IPR&D	$109		$120
Trademarks and tradenames	49		49
	$158		$169

During the second quarter of 2012, the Company received U.S. Food and Drug Administration (FDA) clearance to market its AMPLATZER™ Vascular Plug 4 technology acquired in connection with its AGA Medical, Inc. acquisition in November 2010. As a result of the approval, the Company reclassified $11 million of acquired in-process research and development (IPR&D) from an indefinite-lived intangible asset to a purchased technology definite-lived intangible asset.

NOTE 4 – INVENTORIES
The Company’s inventories consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Finished goods	$424	$438
Work in process	54	54
Raw materials	143	132
	$621	$624

NOTE 5 – DEBT
The Company’s debt consisted of the following (in millions):

	June 30, 2012	December 31, 2011
2.20% senior notes due 2013	$458	$461
3.75% senior notes due 2014	700	699
2.50% senior notes due 2016	521	518
4.875% senior notes due 2019	495	495
1.58% Yen-denominated senior notes due 2017	102	104
2.04% Yen-denominated senior notes due 2020	160	164
Yen-denominated credit facility	81	83
Commercial paper borrowings	446	272
Total debt	2,963	2,796
Less: current debt obligations	81	83
Long-term debt	$2,882	$2,713
Expected future minimum principal payments under the Company’s debt obligations are as follows: $531 million in 2013; $700 million in 2014; $446 million in 2015; $500 million in 2016; $102 million in 2017; and $660 million in years thereafter.
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
Concurrent with the issuance of the 2013 Senior Notes, the Company entered into a 3-year, $450 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of the Company’s fixed-rate 2013 Senior Notes. On November 8, 2010, the Company terminated the interest rate swap and received a cash payment of $19 million. The gain from terminating the interest rate swap agreement has been reflected as an increase to the carrying value of the debt and is being amortized as a reduction of interest expense resulting in a net average interest rate of 0.8% that will be recognized over the remaining term of the 2013 Senior Notes.
Senior Notes Due 2014: On July 28, 2009, the Company issued $700 million principal amount of 5-year, 3.75% unsecured senior notes (2014 Senior Notes) that mature in July 2014. Interest payments are required on a semi-annual basis. The 2014 Senior Notes were issued at a discount, yielding an effective interest rate of 3.78% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2014 Senior Notes at any time at the applicable redemption price.
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
Concurrent with the issuance of the 2016 Senior Notes, the Company entered into a 5-year, $500 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of the Company’s fixed-rate 2016 Senior Notes. On June 7, 2012, the Company terminated the interest rate swap and received a cash payment of $24 million. The gain from terminating the interest rate swap agreement has been reflected as an increase to the carrying value of the debt and is being amortized as a reduction of interest expense resulting in a net average interest rate of 1.3% that will be recognized over the remaining term of the 2016 Senior Notes.
Senior Notes Due 2019: On July 28, 2009, the Company issued $500 million principal amount of 10-year, 4.875% unsecured senior notes (2019 Senior Notes) that mature in July 2019. Interest payments are required on a semi-annual basis. The 2019 Senior Notes were issued at a discount, yielding an effective interest rate of 5.04% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2019 Senior Notes at any time at the applicable redemption price.
1.58% Yen-Denominated Senior Notes Due 2017: On April 28, 2010, the Company issued 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $102 million at June 30, 2012 and $104 million at December 31, 2011). The principal amount of the 1.58% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2017.
2.04% Yen-Denominated Senior Notes Due 2020: On April 28, 2010, the Company issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $160 million at June 30, 2012 and $164 million at December 31, 2011). The principal amount of the 2.04% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2020.
Yen–Denominated Credit Facilities: In March 2011, the Company borrowed 6.5 billion Japanese Yen (the equivalent of $81 million at June 30, 2012 and $83 million at December 31, 2011) under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at Yen LIBOR plus 0.275% and mature in June 2013 and the other half of the borrowings bear interest at Yen LIBOR plus 0.25% and mature in March 2013. The maturity dates of each credit facility automatically extend for a one-year period, unless the Company elects to terminate the credit facility.
Other Available Borrowings: In December 2010, the Company entered into a $1.5 billion unsecured committed credit facility (Credit Facility) that it may draw on for general corporate purposes and to support its commercial paper program. The Credit Facility expires in February 2015. Borrowings under the Credit Facility bear interest initially at LIBOR plus 0.875%, subject to adjustment in the event of a change in the Company’s credit ratings. As of June 30, 2012 and December 31, 2011, the Company had no outstanding borrowings under the Credit Facility.

The Company’s commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. The Company’s outstanding commercial paper balance was $446 million at June 30, 2012 and $272 million at December 31, 2011. During the first six months of 2012, the Company’s weighted average effective interest rate on its commercial paper borrowings was approximately 0.23%. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. The Company classifies all of its commercial paper borrowings as long-term debt, as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed Credit Facility.
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
The Company's outstanding Silzone cases consist of two class actions in Ontario, one individual case in Ontario and one proposed class action in British Columbia by the provincial health insurer. In Ontario, a trial on common issues commenced in February 2010 in a class action case involving Silzone patients. In June 2012, the Court in that case ruled in the Company's favor on all nine common class issues and the Court ruled the case should be dismissed. The Court of Appeal for the Province of Ontario granted the plaintiff's request seeking to extend the time for filing a notice of appeal to September 14, 2012. An additional case seeking class action status in Ontario was originally stayed in 2003 pending resolution of the class action that went through the common issue proceeding, and the Company will seek dismissal of both class action matters when it seeks to have the Court effectuate its June 2012 order finding that a class action in Ontario involving Silzone products should be dismissed. The proposed class action lawsuit by the British Columbia provincial health insurer seeks to recover the cost of insured services furnished or to be furnished to patients who were also class members in a British Columbia class action that was resolved in 2010. Although that lawsuit remains pending in the British Columbia court, there has not been any activity since 2010. The individual case in Ontario requests damages in excess of $1 million (claiming unspecified special damages, health care costs and interest). Based on the Company’s historical experience, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed.
The Company has recorded an accrual for probable legal costs, settlements and judgments for Silzone related litigation. The Company is not aware of any unasserted claims related to Silzone-coated products. For all Silzone legal costs incurred, the Company records insurance receivables for the amounts that it expects to recover based on its assessment of the specific insurance policies, the nature of the claim and the Company’s experience with similar claims. The Company’s current and final insurance layer for Silzone claims consists of $13 million of remaining coverage with two insurance carriers. To the extent that the Company’s future Silzone costs (the material components of which are settlements, judgments, legal fees and other related defense costs) exceed its remaining insurance coverage, the Company would be responsible for such costs. The Company has not recognized an expense related to any potential future damages as they are not probable or reasonably estimable at this time.
The following table summarizes the Company’s Silzone legal accrual and related insurance receivable at June 30, 2012 and December 31, 2011 (in millions):

	June 30, 2012	December 31, 2011
Silzone legal accrual	$4	$22
Silzone insurance receivable	$3	$15
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
In May 2011, LightLab Imaging initiated a lawsuit against Volcano and Axsun in the Delaware state court. The suit seeks to enforce LightLab Imaging’s exclusive contract with Axsun, to prevent Volcano from interfering with that contract, to bar Axsun and Volcano from using LightLab Imaging confidential information and trade secrets, and to prevent Volcano and Axsun from violating a Massachusetts statute prohibiting unfair methods of competition and unfair or deceptive acts or practices relating to LightLab Imaging’s tunable laser technology. In October 2011, LightLab Imaging filed an amended and supplemental complaint in this action, and in early November 2011, the Company received Volcano and Axsun’s response, including motions to dismiss some of the claims and stay the prosecution of other claims. In May 2012, the Court granted Volcano's motion to stay the proceedings until Volcano provides notice of its intent to begin clinical trials or engage in other public activities with an OCT imaging system that uses a type of light source that is in dispute in the lawsuit. Volcano is under an order to provide such a notice at least 45 days before beginning such trials or engaging in such activities.
Volcano Corporation & St. Jude Medical Patent Litigation: In July 2010, the Company filed a lawsuit in federal district court in Delaware against Volcano for patent infringement. In the suit, the Company asserted five patents against Volcano and seeks injunctive relief and monetary damages. The infringed patents are part of the St. Jude Medical PressureWire® technology platform, which was acquired as part of St. Jude Medical’s purchase of Radi Medical Systems in December 2008. Volcano has filed counterclaims against the Company in this case, alleging certain St. Jude Medical patent claims are unenforceable and that certain St. Jude Medical products infringe four Volcano patents. The Company believes the assertions and claims made by Volcano are without merit. The hearing on the proper constructions of the patent claims, and for all dispositive motions is scheduled for September 2012. Trial on liability issues in this case is scheduled for October 2012. On July 31, 2012, the Court issued an order organizing the case into two separate trials, explaining that the case involving the five patents the Company has asserted against Volcano will be tried in a one week jury trial beginning October 15, 2012, and that the case involving the four patents Volcano has asserted against the Company will be tried in a one week jury trial beginning on October 22, 2012.
March 2010 Securities Class Action Litigation: In March 2010, a securities class action lawsuit was filed in federal district court in Minnesota against the Company and certain officers on behalf of purchasers of St. Jude Medical common stock between April 22, 2009 and October 6, 2009. The lawsuit relates to the Company’s earnings announcements for the first, second and third quarters of 2009, as well as a preliminary earnings release dated October 6, 2009. The complaint, which seeks unspecified damages and other relief as well as attorneys’ fees, alleges that the Company failed to disclose that it was experiencing a slowdown in demand for its products and was not receiving anticipated orders for CRM (Cardiac Rhythm Management) devices. Class members allege that the Company’s failure to disclose the above information resulted in the class purchasing St. Jude Medical stock at an artificially inflated price. The Company intends to vigorously defend against the claims asserted in this lawsuit. In December 2011, the Court issued a decision denying a motion to dismiss filed by the defendants in October 2010. The defendants filed their answer in January 2012, and the discovery phase in the case has begun.
June 2012 Securities Class Action Litigation: On June 14, 2012, a securities class action lawsuit was filed in federal district court in Minnesota against the Company and a company officer for alleged violations of the federal securities laws on behalf of all purchasers of the publicly traded securities of the Company between December 15, 2010 and April 4, 2012 who were damaged thereby. The complaint, which seeks unspecified damages and other relief as well as attorneys' fees, alleges that the Company failed to disclose information concerning its Riata, QuickFlex and QuickSite leads. Class members allege that the Company's failure to disclose this information resulted in the class purchasing St. Jude Medical stock at an artificially inflated price. The Company intends to vigorously defend against the claims asserted in this lawsuit. The lawsuit is in a very early stage and is awaiting appointment of a lead plaintiff and lead counsel to represent the putative class.
Other than disclosed above, the Company has not recorded an expense related to any potential damages in connection with these litigation matters because any potential loss is not probable or reasonably estimable. Additionally, other than disclosed above, the Company cannot reasonably estimate a loss or range of loss, if any, that may result from these litigation matters.
Regulatory Matters

The FDA inspected the Company’s manufacturing facility in Minnetonka, Minnesota at various times between December 8 and December 19, 2008. On December 19, 2008, the FDA issued a Form 483 identifying certain observed non-conformity with current Good Manufacturing Practice (cGMP) primarily related to the manufacture and assembly of the Safire™ ablation catheter with a 4 mm or 5 mm non-irrigated tip. Following the receipt of the Form 483, the Company’s AF (Atrial Fibrillation) division provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address the FDA’s observations of non-conformity. The Company subsequently received a warning letter dated April 17, 2009 from the FDA relating to these non-conformities with respect to this facility. Following re-inspection by the FDA in early 2012, the Company has now completed the corrective actions to adequately address the issues noted in the warning letter and the associated restrictions are no longer applicable.
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
With respect to this warning letter, the FDA notes that it will not grant requests for exportation certificates to foreign governments or approve pre-market approval applications for Class III devices to which the quality system regulation deviations are reasonably related until the violations have been corrected. The Company is working cooperatively with the FDA to resolve all of its concerns.
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
Other Matters
Boston U.S. Attorney Investigation: In December 2008, the U.S. Attorney’s Office in Boston delivered a subpoena issued by the U.S. Department of Health and Human Services, Office of the Inspector General (OIG) requesting the production of documents relating to implantable cardiac rhythm device and pacemaker warranty claims. In June 2012, without an admission of liability, the Company agreed to settle this matter and paid $4 million. The settlement resolves allegations that the Company failed to properly apply warranty credits for certain purchases by the U.S. Department of Defense and Veterans Affairs.
U.S. Department of Justice - Civil Investigative Demand: In March 2010, the Company received a Civil Investigative Demand (CID) from the Civil Division of the U.S. Department of Justice. The CID requests documents and sets forth interrogatories related to communications by and within the Company on various indications for tachycardia implantable cardioverter defibrillator systems (ICDs) and a National Coverage Decision issued by Centers for Medicare and Medicaid Services. Similar requests were made of the Company’s major competitors. The Company has produced all documents and information requested in the CID. The Company has not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable. The Company cannot reasonably estimate a loss or range of loss, if any, that may result from this matter.
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

Changes in the Company’s product warranty liability during the three and six months ended June 30, 2012 and July 2, 2011 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Balance at beginning of period	$37	$27	$36	$25
Warranty expense recognized	1	3	3	6
Warranty credits issued	—	(1)	(1)	(2)
Balance at end of period	$38	$29	$38	$29
Other Commitments
The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of June 30, 2012, the Company estimates it could be required to pay approximately $11 million in future periods to satisfy such commitments. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2011 Annual Report on Form 10-K for additional information.

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
During the first and second quarters of 2012, the Company incurred special charges totaling $70 million and $38 million, respectively. Of the $70 million and $38 million of special charges recognized, $42 million and $30 million, respectively, related primarily to restructuring actions to realign certain activities in the Company’s CRM business and sales and selling support organizations. The formalized plan for these actions was announced in the second quarter of 2011 and included phasing out CRM manufacturing and research and development (R&D) operations in Sweden, reducing the Company’s workforce and rationalizing product lines. The charges incurred to date include employee termination costs and asset write-off and impairment charges associated with inventory, fixed assets and intangible assets.
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

A summary of the activity related to the 2011 and 2012 special charges and restructuring accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Intangible Asset Charges	Other	Total
Balance at January 1, 2011	$—	$—	$—	$—	$—	$—
Special charges	82	20	26	52	39	219
Non-cash charges used	—	(20)	(26)	(52)	(1)	(99)
Cash payments	(27)	—	—	—	(15)	(42)
Foreign exchange rate impact	(1)	—	—	—	—	(1)
Balance at December 31, 2011	$54	$—	$—	$—	$23	$77
Special charges	16	9	—	—	45	70
Non-cash charges used	—	(9)	—	—	—	(9)
Cash payments	(20)	—	—	—	(15)	(35)
Balance at March 31, 2012	$50	$—	$—	$—	$53	$103
Special charges	13	3	—	5	17	38
Non-cash charges used	—	(3)	—	(5)	(4)	(12)
Cash payments	(14)	—	—	—	(21)	(35)
Foreign exchange rate impact	(2)	—	—	—	(1)	(3)
Balance at June 30, 2012	$47	$—	$—	$—	$44	$91
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
During the first quarter of 2012, the Company recognized additional severance costs and other termination benefits for nearly 50 employees after management determined that such severance and benefits were probable and estimable, in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. Of the total $16 million of employee termination costs recorded during the first quarter of 2012, $5 million was classified as a special charge in cost of sales.
During the second quarter of 2012, the Company recognized additional severance costs and other termination benefits for approximately 70 employees after management determined that such severance and benefits were probable and estimable, in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. Of the total $13 million of employee termination costs recognized during the second quarter of 2012, $5 million was classified as a special charge in cost of sales.
Inventory Charges: The Company recorded $9 million and $3 million of inventory obsolescence charges during the first and second quarters of 2012, respectively, primarily associated with the rationalization of product lines in our CRM and Neuromodulation (NMD) businesses. The Company also recognized $20 million of inventory obsolescence charges during 2011. All inventory charges were classified as a special charge in cost of sales.
Fixed Asset Charges: The Company recorded $26 million of impairment and accelerated depreciation charges during 2011, of which $12 million related to an impairment charge to write-down the Company’s CRM manufacturing facility in Sweden to its fair value. The impairment charge was recognized in accordance with ASC Topic 360, Property, Plant and Equipment after it was determined that its remaining undiscounted future cash flows did not exceed its carrying value. Of the $26 million charge, $9 million was classified as a special charge in cost of sales.
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
During the second quarter of 2012, the Company determined that certain intangible assets in the Company's Atrial Fibrillation

(AF) and Cardiovascular (CV) businesses were considered impaired as their future expected undiscounted cash flows did not exceed the carrying value of the related assets. As a result, the Company recognized a $5 million impairment charge to write-down the intangible assets to their fair value.
Other Charges: During 2011, the Company recognized $21 million of charges associated with other CRM restructuring actions which included $13 million of pension settlement charges associated with the termination of Sweden’s defined benefit pension plan and $4 million of idle facility costs incurred during 2011 from transitioning CRM manufacturing operations in Sweden to cost-advantaged locations. The Company also recognized $7 million of contract termination costs, $4 million of legal settlement costs and $7 million of other costs. Of the total $39 million recorded as other charges, $10 million was classified as a special charge in cost of sales.
During the first quarter of 2012, the Company recognized $45 million of other special charges which included the $28 million license dispute settlement charge, $9 million of restructuring related and realignment charges associated with the Company’s CRM business and sales and selling support organizations (of which $3 million related to idle facility costs in Sweden), $4 million of contract termination costs and $4 million of other costs. Of the total $45 million of other charges, $9 million was classified as a special charge in cost of sales.
During the second quarter of 2012, the Company recognized $17 million of other special charges which included $13 million of restructuring related and realignment charges associated with the Company’s CRM business and sales and selling support organizations (of which $4 million related to idle facility costs in Sweden) and $4 million of contract termination costs. Of the total $17 million of other charges, $7 million was classified as a special charge in cost of sales.

NOTE 8 – NET EARNINGS PER SHARE
The table below sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	June 30, 2011
Numerator:
Net earnings	$244	$241	$456	$474
Denominator:
Basic weighted average shares outstanding	313.9	328.6	314.8	326.9
Effect of dilutive securities:
Employee stock options	1.1	3.8	1.5	3.7
Restricted stock units	0.2	0.2	0.1	0.1
Diluted weighted average shares outstanding	315.2	332.6	316.4	330.7
Basic net earnings per share	$0.78	$0.73	$1.45	$1.45
Diluted net earnings per share	$0.78	$0.72	$1.44	$1.43
Approximately 20.2 million and 6.6 million shares of common stock subject to stock options and restricted stock units were excluded from the diluted net earnings per share computation for the three months ended June 30, 2012 and July 2, 2011, respectively, because they were not dilutive. Additionally, approximately 17.0 million and 7.0 million shares of common stock subject to stock options and restricted stock units were excluded from the diluted net earnings per share computation for the six months ended June 30, 2012 and July 2, 2011, respectively, because they were not dilutive.
NOTE 9 – OTHER INCOME (EXPENSE), NET
The Company’s other income (expense) consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Interest income	$1	$1	$2	$2
Interest expense	(19)	(17)	(37)	(35)
Other	(7)	(9)	(13)	(19)
Total other income (expense), net	$(25)	$(25)	$(48)	$(52)

NOTE 10 – INCOME TAXES
As of June 30, 2012, the Company had $220 million accrued for unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. Additionally, the Company had $37 million accrued for interest and penalties as of June 30, 2012. At December 31, 2011, the liability for unrecognized tax benefits was $206 million and the accrual for interest and penalties was $35 million. The Company recognizes interest and penalties related to income tax matters in income tax expense.
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
Available-For-Sale Securities: The Company’s available-for-sale securities include publicly-traded equity securities that are traded in active markets and are recorded at fair value based upon the closing stock prices. The Company classifies these securities as level 1. The following table summarizes the components of the balance of the Company’s available-for-sale securities at June 30, 2012 and December 31, 2011 (in millions):

	June 30, 2012	December 31, 2011
Adjusted cost	$11	$9
Gross unrealized gains	32	30
Fair value	$43	$39
Derivative Instruments: The Company’s derivative instruments consist of foreign currency exchange contracts and interest rate swap contracts. The Company classifies these instruments as level 2 as the fair value is determined using inputs other than observable quoted market prices. These inputs include spot and forward foreign currency exchange rates and interest rates that the Company obtains from standard market data providers. The fair value of the Company’s outstanding foreign currency exchange contracts was not material at June 30, 2012 or December 31, 2011.

A summary of financial assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 is as follows (in millions):

	Balance Sheet Classification	June 30, 2012	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$1,015	$1,015	$—	$—
Available-for-sale securities	Other current assets	43	43	—	—
Trading securities	Other assets	219	219	—	—
Total assets		$1,277	$1,277	$—	$—

	Balance Sheet Classification	December 31, 2011	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$745	$745	$—	$—
Available-for-sale securities	Other current assets	39	39	—	—
Trading securities	Other assets	205	205	—	—
Interest rate swap	Other assets	18	—	18	—
Total assets		$1,007	$989	$18	$—
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
During the second quarter of 2012, the Company determined that certain purchased technology intangible assets in the Company's AF and CV businesses were considered impaired as their future expected undiscounted cash flows did not exceed the carrying value of the related assets. As a result, the Company recognized a $5 million impairment charge to write-down the intangible assets to their estimated fair value of $4 million as of June 30, 2012. The fair value measurements of these intangible assets are considered Level 3 in the fair value hierarchy due to the use of unobservable inputs, specifically the discounted cash flows income approach method, to measure fair value.
During 2011, the Company initiated restructuring actions resulting in the planned future closure of its CRM manufacturing facility in Sweden, resulting in the recognition of a $12 million impairment charge to write-down the facility to its estimated fair value of $13 million. The fair value measurement of the facility is considered Level 2 in the fair value hierarchy due to the use of observable inputs, specifically comparable third party sale prices for similar facilities. The Company also recognized $52 million of intangible asset impairments primarily associated with customer relationship intangible assets. Due to the changing dynamics of the U.S. healthcare market, these intangible assets were determined to have no future discrete cash flows and were fully impaired. Refer to Note 7 for further details of these charges.
Cost Method Investments: The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other assets and measured at fair value on a nonrecurring basis. The carrying value of these investments approximated $144 million and $128 million at June 30, 2012 and December 31, 2011, respectively. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. When measured on a nonrecurring basis, the Company’s cost method investments are considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.
Fair Value Measurements of Other Financial Instruments
The aggregate fair value of the Company’s fixed-rate senior notes at June 30, 2012 (measured using quoted prices in active markets) was $2,575 million compared to the aggregate carrying value of $2,435 million (inclusive of the terminated interest rate swaps). The fair value of the Company’s other debt obligations at June 30, 2012 approximated their aggregate $528 million carrying value due to the variable interest rate and short-term nature of these instruments.

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
Foreign Currency Forward Contracts
The Company hedges a portion of its foreign currency exchange rate risk through the use of forward exchange contracts. The Company uses forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under ASC Topic 815. The Company measures its foreign currency exchange contracts at fair value on a recurring basis. The fair value of outstanding contracts was immaterial as of June 30, 2012 and December 31, 2011. During the second quarter of 2012 and 2011, the net amount of gains (losses) the Company recorded to other income (expense) for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 was a net gain of $4 million and a net loss of $5 million, respectively. During the first six months of 2012 and 2011, the net amount of gains (losses) the Company recorded to other income (expense) for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 was a net gain of $5 million and a net loss of $8 million, respectively. These net gains/(losses) were almost entirely offset by corresponding net (losses)/gains on the foreign currency exposures being managed. The Company does not enter into contracts for trading or speculative purposes. The Company’s policy is to enter into hedging contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.
Interest Rate Swap
In prior periods, the Company has chosen to hedge the fair value of certain debt obligations through the use of interest rate swap contracts. For interest rate swap contracts that are designated and qualify as fair value hedges, changes in the value of the fair value hedge are recognized as an asset or liability, as applicable, offsetting the changes in the fair value of the hedged debt instrument. When outstanding, the Company’s swap contracts are recorded on the consolidated balance sheets as a component of other current assets, other assets, other accrued expenses or other liabilities based on the gain or loss position of the contract and the contract maturity date. Additionally, any payments made or received under the swap contracts are accrued and recognized as interest expense. On June 7, 2012, the Company terminated the interest rate swap it had entered into concurrent with the March 2010 issuance of the 2016 Senior Notes and received a cash payment of $24 million. The gain from terminating the interest rate swap agreement has been reflected as an increase to the carrying value of the debt and is being amortized as a reduction of interest expense resulting in a net average interest rate of 1.3% that will be recognized over the remaining term of the 2016 Senior Notes. At December 31, 2011, the fair value of the interest rate swap was an $18 million unrealized gain which was classified in other assets.

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
The Company has aggregated the four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to customers and operating expenses managed by each of the reportable segments. Certain expenses managed by the Company’s selling and corporate functions, including all stock-based compensation expense, impairment charges, certain acquisition-related charges, in-process research and development (IPR&D) charges, excise tax expense and special charges have not been recorded in the individual reportable segments. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments. Additionally, certain assets are managed by the Company’s selling and corporate functions, principally including trade receivables, inventory, cash and cash equivalents, certain marketable securities and deferred income taxes. For management reporting purposes, the Company does not compile capital expenditures by reportable segment; therefore, this information has not been presented, as it is impracticable to do so.
The following table presents net sales and operating profit by reportable segment (in millions):

	CRM/NMD	CV/AF	Other	Total
Three Months ended June 30, 2012:
Net sales	$852	$558	$—	$1,410
Operating profit	567	309	(538)	338
Three Months ended July 2, 2011:
Net sales	$896	$550	$—	$1,446
Operating profit	565	289	(529)	325

Six Months ended June 30, 2012:
Net sales	$1,690	$1,115	$—	$2,805
Operating profit	1,124	617	(1,101)	640
Six Months ended July 2, 2011:
Net sales	$1,750	$1,072	$—	$2,822
Operating profit	1,101	553	(1,007)	647

The following table presents the Company’s total assets by reportable segment (in millions):

Total Assets	June 30, 2012	December 31, 2011
CRM/NMD	$2,347	$2,412
CV/AF	2,977	3,093
Other	3,862	3,500
	$9,186	$9,005

Geographic Information
The following table presents net sales by geographic location of the customer (in millions):

	Three Months Ended		Six Months Ended
Net Sales	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
United States	$664	$678	$1,329	$1,354
International
Europe	374	411	748	780
Japan	163	157	328	304
Asia Pacific	116	106	221	199
Other	93	94	179	185
	746	768	1,476	1,468
	$1,410	$1,446	$2,805	$2,822
The amounts for long-lived assets by significant geographic market include net property, plant and equipment by physical location of the asset as follows (in millions):

Long-Lived Assets	June 30, 2012	December 31, 2011
United States	$1,036	$1,007
International
Europe	77	84
Japan	32	31
Asia Pacific	83	81
Other	185	185
	377	381
	$1,413	$1,388

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
In March 2010, significant U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act (PPACA) along with the Health Care and Education Reconciliation Act of 2010, was enacted into law. As a U.S. headquartered company with significant sales in the United States, this health care reform law will materially impact us. Certain provisions of the health care reform are not effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact will be from the legislation. The law does levy a 2.3% excise tax on all U.S. medical device sales beginning in 2013. Our U.S. net sales represented approximately 47% of our worldwide consolidated net sales in 2011 and we expect the new tax will materially and adversely affect our business, cash flows and results of operations. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what impact these provisions will have on patient access to new technologies. The Medicare provisions also include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.
We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our net sales relate to CRM devices – ICDs and pacemakers. The 2011 ICD market in the United States was negatively impacted by a decline in implant volumes and pricing resulting from the publication of an ICD utilization article in January 2011 in the Journal of the American Medical Association and subsequent hospital investigation by the U.S. Department of Justice. During the first half of 2012, the U.S. ICD market continued to experience these negative impacts. While the long-term impact on the CRM market is uncertain, management remains focused on increasing our worldwide CRM market share, as we are one of three principal manufacturers and suppliers in the global CRM market. We are also investing in our other three major operating segments – cardiovascular, atrial fibrillation and neuromodulation – to increase our market share in these markets.
Net sales in the second quarter and first six months of 2012 were $1,410 million and $2,805 million, respectively, decreases of 2% and 1% over the second quarter and first six months of 2011, respectively. During the second quarter and first six months of 2012 unfavorable foreign currency translation impacted our net sales by $47 million and $54 million, respectively, compared to the same prior year periods. Refer to the Segment Performance section for a more detailed discussion of the results for the respective segments.

Our second quarter 2012 net earnings of $244 million and diluted net earnings per share of $0.78 increased 1% and 8%, respectively, compared to our second quarter 2011 net earnings of $241 million and diluted net earnings per share of $0.72. Second quarter 2012 and 2011 net earnings were negatively impacted by after-tax special charges of $27 million and $39 million, respectively, primarily related to ongoing restructuring charges to realign certain activities in our CRM business and our sales and selling support organizations. Net earnings and diluted net earnings per share for the first six months of 2012 were $456 million and $1.44 per diluted share, a 4% decrease and a 1% increase, respectively, compared to the first six months of 2011. During the first six months of 2012 and 2011, net earnings were negatively impacted by after-tax charges of $81 million and $67 million, respectively, associated with the 2012 restructuring charges discussed previously, a license dispute settlement charge recognized in the first quarter of 2012 as well as 2011 post-acquisition expenses for the AGA Medical Holdings, Inc. (AGA Medical) acquisition in November 2010. Refer to the Results of Operations section for a more detailed discussion of these charges.

We generated $589 million of operating cash flows during the first six months of 2012, compared to $584 million of operating cash flows during the first six months of 2011. We ended the second quarter with $1,214 million of cash and cash equivalents and $2,963 million of total debt. We also repurchased 7.1 million shares of our common stock for $300 million at an average repurchase price of $42.14 per share and our Board of Directors authorized quarterly cash dividend payments of $0.23 per share paid on April 30, 2012 and July 31, 2012. Additionally, on July 31, 2012, our Board of Directors authorized a quarterly cash dividend of $0.23 per share payable on October 31, 2012 to shareholders of record as of September 28, 2012. Our 2012 dividends represent a 10% per share increase over the same periods in 2011. During the first six months of 2011, we repurchased 6.6 million shares of our common stock for $275 million at an average repurchase price of $41.44 per share.

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
Preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; inventory reserves; valuation of in-process research and development (IPR&D), other intangible assets and goodwill; income taxes; litigation reserves and insurance receivables; and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K.

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
The Company has aggregated the four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to customers and operating expenses managed by each of the reportable segments. Certain expenses managed by our selling and corporate functions, including all stock-based compensation expense, impairment charges, certain acquisition-related expenses, IPR&D charges, excise tax expense and special charges have not been recorded in the individual reportable segments. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments.
The following table presents net sales and operating profit by reportable segment (in millions):

	CRM/NMD	CV/AF	Other	Total
Three Months ended June 30, 2012:
Net sales	$852	$558	$—	$1,410
Operating profit	567	309	(538)	338
Three Months ended July 2, 2011:
Net sales	$896	$550	$—	$1,446
Operating profit	565	289	(529)	325

Six Months ended June 30, 2012:
Net sales	$1,690	$1,115	$—	$2,805
Operating profit	1,124	617	(1,101)	640
Six Months ended July 2, 2011:
Net sales	$1,750	$1,072	$—	$2,822
Operating profit	1,101	553	(1,007)	647
The following discussion of the changes in our net sales is provided by class of similar products within our four operating segments, which is the primary focus of our sales activities.
Cardiac Rhythm Management

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	% Change	June 30, 2012	July 2, 2011	% Change
ICD systems	$459	$477	(3.8)%	$909	$942	(3.5)%
Pacemaker systems	287	315	(8.9)%	572	612	(6.5)%
	$746	$792	(5.8)%	$1,481	$1,554	(4.7)%
Cardiac Rhythm Management’s net sales decreased 6% and 5% during the second quarter and first six months of 2012, respectively, compared to the same prior year periods. During the second quarter and first six months of 2012, foreign currency translation had a $26 million and $31 million unfavorable impact, respectively, compared to the same periods last year.
ICD net sales decreased 4% during both the second quarter and first six months of 2012 compared to the same prior year periods primarily driven by a decline in the U.S. market which we estimate contracted at a mid single-digit percentage rate from the first quarter of 2011. The U.S. ICD market continues to be negatively impacted by a decline in implant volumes and pricing resulting from the publication of an ICD utilization article in January 2011 in the Journal of the American Medical Association, subsequent hospital investigation by the U.S. Department of Justice and a significant increase in hospital ownership of physician practices. Facing this market contraction, our second quarter 2012 U.S. ICD net sales of $267 million decreased 2% compared to the same prior year period, and our U.S. ICD net sales during the first six months of 2012 of $533 million decreased 4% compared to the same period in 2011. Partially offsetting the U.S. ICD market contraction, we experienced a benefit from sales of our Unify Quadra® Cardiac Resynchronization Therapy Defibrillator (CRT-D) and Quartet® Left Ventricular Quadripolar Pacing Lead, which was approved by the U.S. Food and Drug Administration (FDA) in November 2011 and is the industry's first quadripolar pacing system. Sales of our Assura™ portfolio of ICDs and CRT-Ds as well as our Ellipse™ ICD, which were approved by the FDA in May 2012, also provided a benefit to second quarter 2012 net sales. Internationally, second quarter and first six month 2012 ICD net sales of $192 million and $376 million decreased 6% and 4%, respectively, compared to the same prior year periods. Foreign currency translation had a $15 million (7 percentage point) and $18 million (5 percentage point) unfavorable impact on international ICD net sales in the second quarter and first six months of 2012 compared to the same prior year periods as a result of the strengthening U.S. Dollar against the Euro.
Pacemaker net sales decreased 9% and 7% during the second quarter and first six months of 2012 compared to the same prior year periods. In the United States, our second quarter 2012 pacemaker net sales of $117 million decreased 9% compared to the second quarter of 2011. During the first six months of 2012, U.S. pacemaker net sales of $234 million decreased 10% over the same period last year. Internationally, our 2012 net sales during the second quarter of $170 million and first six months of $338 million decreased 9% and 4%, respectively, compared to the same prior year periods. Foreign currency translation had an $11 million (6 percentage point) and $12 million (3 percentage point) unfavorable impact during the second quarter and first six months of 2012, respectively, compared to the same prior year periods.
Cardiovascular

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	% Change	June 30, 2012	July 2, 2011	% Change
Vascular products	$180	$189	(4.8)%	$361	$373	(3.2)%
Structural heart products	160	153	4.6%	315	296	6.4%
	$340	$342	(0.6)%	$676	$669	1.0%

Cardiovascular net sales decreased 1% and increased 1% during the second quarter and first six months of 2012, respectively, compared to the same periods one year ago. Foreign currency translation unfavorably impacted CV net sales by $12 million and $13 million during the second quarter and first six months of 2012, respectively, compared to the same prior year periods. Vascular products' net sales decreased 5% and 3% during the second quarter and first six months of 2012, respectively, compared to the same periods in 2011 primarily due to the termination of a distribution contract in Japan, negatively impacting our second quarter and first six months 2012 vascular product net sales by 8% and 7%, respectively, compared to the same periods in 2011. Foreign currency translation also unfavorably impacted net sales by $5 million in both our second quarter and first six month of 2012 compared to the same periods in 2011. These decreases were partially offset by increases in our optical coherence tomography (OCT) products, led by our Ilumien™ hardware platform, which combines both OCT and fractional flow reserve (FFR) capabilities into a single system, as well as sales volume increases in our FFR technology products as we continue to penetrate the market.

Structural heart products' net sales increased 5% and 6% during the second quarter and first six months of 2012, respectively, driven by an increase in our tissue heart valve sales volumes, led by our Trifecta product line of pericardial stented tissue valves. Overall tissue heart valve sales volumes increased 27% and 30% during the second quarter and first six months of 2012, respectively, compared to the same prior year periods. Foreign currency translation unfavorably impacted structural heart products' net sales by $7 million and $8 million during the second quarter and first six months of 2012, respectively, compared to the same periods in 2011.
Atrial Fibrillation

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	% Change	June 30, 2012	July 2, 2011	% Change
Atrial fibrillation products	$218	$208	4.8%	$439	$403	8.9%

In our Atrial Fibrillation division, our access, diagnosis, visualization, recording and ablation products assist physicians in diagnosing and treating atrial fibrillation and other irregular heart rhythms. AF net sales increased 5% and 9% during the second quarter and first six months of 2012, respectively, compared to the same prior year periods due to the continued increase in EP catheter ablation procedures and the continued market penetration of our EnSite® Velocity System and related connectivity tools (EnSite Connect™, EnSite Courier™ and EnSite Derexi™ modules). During the second quarter of 2012, however, we experienced a slower uptake of AF capital equipment purchases reflecting a more challenging hospital budget environment. Additionally, foreign currency translation had an unfavorable impact on AF net sales of $6 million and $7 million in the second quarter and first six months of 2012, respectively, compared to the same periods in 2011.

Neuromodulation

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	% Change	June 30, 2012	July 2, 2011	% Change
Neuromodulation products	$106	$104	1.9%	$209	$196	6.6%

Neuromodulation net sales increased 2% and 7% during the second quarter and first six months of 2012 compared to the same periods in 2011. The increase in NMD net sales was driven by continued market acceptance of our products and sales growth in our neurostimulation devices that help manage chronic pain primarily associated with the Eon Mini™ platform and growing market acceptance of the Epiducer™ Lead Delivery system which gives physicians the ability to place multiple neurostimulation leads through a single entry point. Foreign currency translation had a $3 million unfavorable impact on NMD net sales during both the second quarter and first six months of 2012, respectively, compared to the same prior year periods.

RESULTS OF OPERATIONS
Net sales

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	% Change	June 30, 2012	July 2, 2011	% Change
Net sales	$1,410	$1,446	(2.5)%	$2,805	$2,822	(0.6)%

Overall, net sales decreased 2% and 1% during the second quarter and first six months of 2012 compared to the same prior year periods. Foreign currency translation had an unfavorable impact of $47 million and $54 million on the second quarter and first six months of 2012 net sales, respectively, due primarily to the strengthening of the U.S. Dollar against the Euro. This amount is not indicative of the net earnings impact of foreign currency translation for the second quarter and first six months of 2012 due to partially offsetting foreign currency translation impacts on cost of sales and operating expenses.
Net sales by geographic location of the customer were as follows (in millions):

	Three Months Ended		Six Months Ended
Net Sales	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
United States	$664	$678	$1,329	$1,354
International
Europe	374	411	748	780
Japan	163	157	328	304
Asia Pacific	116	106	221	199
Other	93	94	179	185
	746	768	1,476	1,468
	$1,410	$1,446	$2,805	$2,822

Gross profit
	Three Months Ended		Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Gross profit	$1,027	$1,051	$2,041	$2,062
Percentage of net sales	72.8%	72.7%	72.8%	73.1%

Gross profit for the second quarter of 2012 totaled $1,027 million, or 72.8% of net sales, compared to $1,051 million, or 72.7% of net sales for the second quarter of 2011. Gross profit for the first six months of 2012 totaled $2,041 million, or 72.8% of net sales, compared to $2,062 million, or 73.1% of net sales for the first six months of 2011. Our gross profit percentage for the second quarter and first six months of 2012 was negatively impacted by special charges of $16 million (1.2 percentage points) and $39 million (1.4 percentage points), respectively, primarily associated with ongoing restructuring actions in our CRM business. Our gross profit percentage for the second quarter and first six months of 2011 was also negatively impacted by $15 million (or 1.0 percentage points) and $29 million (or 1.0 percentage points), respectively, from inventory step-up amortization costs associated with our AGA Medical acquisition, and special charges of $11 million during both the second quarter and first six months of 2011 (0.7 percentage points and 0.4 percentage points, respectively). Refer to “Special Charges” within the Results of Operations section for a more detailed discussion of these charges.

Selling, general and administrative (SG&A) expense
	Three Months Ended		Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Selling, general and administrative	$494	$514	$984	$1,027
Percentage of net sales	35.0%	35.5%	35.1%	36.4%

SG&A expense for the second quarter of 2012 totaled $494 million, or 35.0% of net sales, compared to $514 million, or 35.5% of net sales, for the second quarter of 2011. SG&A expense for the first six months of 2012 totaled $984 million, or 35.1% of net sales, compared to $1,027 million, or 36.4% of net sales, for the first six months of 2011. The decrease in our SG&A expense as a percent of net sales during the second quarter and first six months of 2012 was primarily driven by cost savings initiatives including the integration of the AGA Medial business into our CV division and the integration of our Neuromodulation domestic sales organization into our United States selling organization. Contract termination and international integration charges related to our AGA Medical acquisition negatively impacted SG&A expenses as a percent of net sales by 0.9 percentage points during the first six months of 2011.

Research and development (R&D) expense
	Three Months Ended		Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Research and development expense	$173	$176	$348	$352
Percentage of net sales	12.3%	12.2%	12.4%	12.5%

R&D expense in the second quarter of 2012 totaled $173 million, or 12.3% of net sales, compared to $176 million, or 12.2% of net sales, for the second quarter of 2011. R&D expense in the first six months of 2012 totaled $348 million, or 12.4% of net sales, compared to $352 million, or 12.5% of net sales, for the first six months of 2011. R&D expense as a percent of net sales remains consistent with prior periods, reflecting our continuing commitment to fund future long-term growth opportunities. We will continue to balance delivering short-term results with our investments in long-term growth drivers.

Purchased in-process research and development charges
During the second quarter of 2011, we recorded IPR&D charges of $4 million in conjunction with the purchase of intellectual property in our CRM segment since the related technological feasibility had not yet been reached and such technology had no future alternative use.

Special charges
	Three Months Ended		Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cost of sales special charges	$16	$11	$39	$11
Special charges	22	32	69	32
	$38	$43	$108	$43
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

During the first and second quarters of 2012, we incurred special charges of $70 million and $38 million, respectively, totaling $108 million for the six months ended June 30, 2012. Of the $70 million and $38 million of special charges recognized, $42 million and $30 million, respectively, related primarily to restructuring actions to realign certain activities in the Company’s CRM business and sales and selling support organizations. The formalized plan for these actions was announced in the second quarter of 2011 and included phasing out CRM manufacturing and R&D operations in Sweden, reducing the Company’s workforce and rationalizing product lines. The charges incurred to date include employee termination costs and asset write-off and impairment charges associated with inventory, fixed assets and intangible assets. As part of our decision to transition CRM manufacturing out of Sweden, we expect to incur additional costs of approximately $25 - $35 million over the next few quarters related to additional employee termination costs, accelerated depreciation and other restructuring-related costs, including idle facility costs. During June 2012, we ceased all manufacturing in Sweden and we expect to fully transition our CRM manufacturing operations out of Sweden by the end of fiscal year 2012. Refer to Note 7 of the Consolidated Financial Statements for additional detail associated with these special charges.
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

Other income (expense), net
	Three Months Ended		Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Interest income	$1	$1	$2	$2
Interest expense	(19)	(17)	(37)	(35)
Other	(7)	(9)	(13)	(19)
Total other income (expense), net	$(25)	$(25)	$(48)	$(52)
The favorable change in other income (expense) during the first six months of 2012 compared to the first six months of 2011 is a result of $9 million of realized gains recognized from the sale of available-for-sale securities.
Income taxes

	Three Months Ended		Six Months Ended
(as a percent of pre-tax income)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Effective tax rate	22.0%	19.7%	23.0%	20.4%

Our effective income tax rate was 22.0% and 19.7% for the second quarter of 2012 and 2011, respectively, and 23.0% and 20.4% for the first six months of 2012 and 2011, respectively. Our effective tax rate for the second quarter and first six months of 2012 does not include the impact of the federal research and development tax credit (R&D tax credit), as the R&D tax credit has not yet been extended for 2012. As a result, our effective tax rate for the second quarter and first six months of 2012 was negatively impacted by 1.6 and 1.9 percentage points, respectively.

LIQUIDITY
We believe that our existing cash balances, future cash generated from operations and available borrowing capacity under our $1.5 billion long-term committed credit facility (Credit Facility) and related commercial paper program will be sufficient to fund our operating needs, working capital requirements, R&D opportunities, capital expenditures, debt service requirements and shareholder dividends over the next 12 months and in the foreseeable future thereafter. We do not have any long-term debt maturities until late-2013. After 2013, the majority of our remaining debt portfolio matures after January 14, 2016.
We believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital should suitable investment and growth opportunities arise. Our credit ratings are investment grade. We monitor capital markets regularly and may raise additional capital when market conditions or interest rate environments are favorable.
At June 30, 2012, substantially all of our cash and cash equivalents was held by our non-U.S. subsidiaries. A portion of these foreign cash balances are associated with earnings that are permanently reinvested and which we plan to use to support our continued growth plans outside the United States through funding of operating expenses, capital expenditures and other investment and growth opportunities. The majority of these funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practical to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate funds held by our non-U.S. subsidiaries.
We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the most recently completed quarter) decreased from 88 days at December 31, 2011 to 87 days at June 30, 2012. Our DIOH (ending net inventory divided by average daily cost of sales for the most recently completed six months) decreased from 147 days at December 31, 2011 to 144 days at June 30, 2012. Special charges recognized in cost of sales in the six months ended June 30, 2012 reduced our June 30, 2012 DIOH by 12 days. Special charges recognized in cost of sales in the last half of 2011 reduced our December 31, 2011 DIOH by 7 days.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (in millions):

	Six Months Ended
	June 30, 2012	July 2, 2011
Net cash provided by (used in):
Operating activities	$589	$583
Investing activities	(141)	(182)
Financing activities	(213)	(81)
Effect of currency exchange rate changes on cash and cash equivalents	(7)	12
Net increase in cash and cash equivalents	$228	$332
Operating Cash Flows
Cash provided by operating activities was $589 million during the first six months of 2012, compared to $583 million during the first six months of 2011. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, accounts payable, accrued liabilities and income taxes payable.
Investing Cash Flows
Cash used in investing activities was $141 million during the first six months of 2012 compared to $182 million during the same period last year. Our purchases of property, plant and equipment totaled $128 million and $163 million during the first six months of 2012 and 2011, respectively, primarily reflecting our continued investment in our product growth platforms currently in place.
Financing Cash Flows
Cash used in financing activities was $213 million during the first six months of 2012 compared to $81 million of cash used in financing activities in the first six months of 2011. Our financing cash flows can fluctuate significantly depending upon our liquidity needs, stock repurchases and the amount of stock option exercises. During the first six months of 2012, we repurchased $300 million of our common stock, which was financed primarily with cash generated from operations and net commercial paper issuances of $174 million. During the first six months of 2011, we repurchased $309 million of our common stock, which was financed with cash generated from operations and net commercial paper issuances of $46 million. Proceeds from the exercise of stock options and stock issued provided cash inflows of $51 million and $242 million during the first six months of 2012 and 2011, respectively. We also paid $139 million of cash dividends to shareholders in the first six months of 2012 that consisted of two quarterly dividend payments, compared to one quarterly dividend payment of $69 million during the first six months of 2011.

DEBT AND CREDIT FACILITIES
We have a long-term $1.5 billion committed Credit Facility used to support our commercial paper program and for general corporate purposes. The Credit Facility expires in February 2015. Borrowings under this facility bear interest initially at

LIBOR plus 0.875%, subject to adjustment in the event of a change in our credit ratings. Commitment fees under this Credit Facility are not material. There were no outstanding borrowings under the Credit Facility as of June 30, 2012 or December 31, 2011.
Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. At June 30, 2012 and December 31, 2011 we had outstanding commercial paper balances of $446 million and $272 million, respectively. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. Our predominant historical practice has been to issue commercial paper (up to the amount backed by available borrowings capacity under the Credit Facility), as our commercial paper has historically been issued at lower interest rates.
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
Concurrent with the issuance of the 2013 Senior Notes, we entered into a 3-year, $450 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of our fixed-rate 2013 Senior Notes. On November 8, 2010, we terminated the interest rate swap and received a cash payment of $19 million. The gain from terminating the interest rate swap agreement has been reflected as an increase to the carrying value of the debt and is being amortized as a reduction of interest expense over the remaining life of the 2013 Senior Notes.
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
Concurrent with the issuance of the 2016 Senior Notes, we entered into a 5-year, $500 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of our fixed-rate 2016 Senior Notes. On June 7, 2012, we terminated the interest rate swap and received a cash payment of $24 million. The gain from terminating the interest rate swap agreement is reflected as an increase to the carrying value of the debt and is being amortized as a reduction of interest expense over the remaining life of the 2016 Senior Notes. Refer to Note 12 of the Consolidated Financial Statements for additional information regarding the interest rate swap.
In April 2010, we issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $160 million at June 30, 2012) and 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $102 million at June 30, 2012). Interest payments on the 2.04% Yen Notes and 1.58% Yen Notes are required on a semi-annual basis and the principal amounts recorded on the balance sheet fluctuate based on the effects of foreign currency translation.
In March 2011, we borrowed 6.5 billion Japanese Yen under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The outstanding 6.5 billion Japanese Yen balance was the equivalent of $81 million at June 30, 2012. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at the Yen LIBOR plus 0.275% and mature in June 2013, and the other half of the borrowings bear interest at the Yen LIBOR plus 0.25% and mature in March 2013. The maturity dates of each credit facility automatically extend for a one-year period, unless the Company elects to terminate the credit facility.
Our Credit Facility and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 60% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the Credit Facility, our senior notes and Yen Notes we also have certain limitations on how we conduct our business, including limitations on additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of June 30, 2012.

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

Board of Directors’ Dividend Authorization Date	Shareholders’ Record Date	Dividend Payable Date	Cash Dividends Declared Per Share

February 24, 2012	March 30, 2012	April 30, 2012	$0.23
May 2, 2012	June 29, 2012	July 31, 2012	$0.23
Total dividends declared per share for the six months ended June 30, 2012			$0.46
On July 31, 2012 our Board of Directors authorized a quarterly cash dividend of $0.23 per share payable on October 31, 2012 to shareholders of record as of September 28, 2012.

COMMITMENTS AND CONTINGENCIES
We have certain contingent commitments to acquire various businesses involved in the distribution of our products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of June 30, 2012, we could be required to pay approximately $11 million in future periods to satisfy such commitments. A description of our contractual obligations and other commitments is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2011 Annual Report on Form 10-K. We have no off-balance sheet financing arrangements other than that previously disclosed in our 2011 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENTS
In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast,” “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in the sections entitled Off-Balance Sheet Arrangements and Contractual Obligations and Market Risk in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2011 Annual Report on Form 10-K and in Part I, Item 1A, Risk Factors of our 2011 Annual Report on Form 10-K, as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth as follows.

1.
Any legislative or administrative reform to the U.S. Medicare or Medicaid systems or international reimbursement systems that significantly reduces reimbursement for procedures using our medical devices or denies coverage for such procedures, as well as adverse decisions relating to our products by administrators of such systems on coverage or reimbursement issues.

2.	Assertion, acquisition or grant of key patents by or to others that have the effect of excluding us from market segments or requiring us to pay royalties.
3.	Economic factors, including inflation, contraction in capital markets, changes in interest rates and changes in foreign currency exchange rates.
4.	Product introductions by competitors that have advanced technology, better features or lower pricing.
5.	Price increases by suppliers of key components, some of which are sole-sourced.
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

13.	Healthcare industry changes leading to demands for price concessions and/or limitations on, or the elimination of, our ability to sell in significant market segments.
14.	Adverse developments in investigations and governmental proceedings.
15.	Adverse developments in litigation, including product liability litigation, patent or other intellectual property litigation, qui tam litigation or shareholder litigation.
16.	Inability to successfully integrate the businesses that we have acquired in recent years and that we plan to acquire.
17.	Failure to successfully complete or unfavorable data from clinical trials for our products or new indications for our products and/or failure to successfully develop markets for such new indications.
18.	Changes in accounting rules or tax laws that adversely affect our results of operations, financial position or cash flows.
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

21.
Governmental legislation, including the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, and/or regulation that significantly impacts the healthcare system in the United States or in international markets and that results in lower reimbursement for procedures using our products, reduces medical procedure volumes or otherwise adversely affects our business and results of operations, including the U.S. medical device excise tax.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since December 31, 2011 in our market risk. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2011 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES
As of June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	EXHIBITS

Exhibit
No.	Description

10.1
St. Jude Medical, Inc. 2007 Employee Stock Purchase Plan, as amended effective August 1, 2012, is incorporated by reference to Exhibit 10.1 to St. Jude Medical's Current Report on Form 8-K filed on May 4, 2012.

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

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended June 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

August 7, 2012	/s/ JOHN C. HEINMILLER
DATE	JOHN C. HEINMILLER
Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1
St. Jude Medical, Inc. 2007 Employee Stock Purchase Plan, as amended effective August 1, 2012, is incorporated by reference to Exhibit 10.1 to St. Jude Medical's Current Report on Form 8-K filed on May 4, 2012.

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

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended June 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

# Filed as an exhibit to this Quarterly Report on Form 10-Q.