Form 10-Q
period 2012-09-29
ST JUDE MEDICAL INC
filed 2012-11-07
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2012 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.
Commission File Number: 1-12441
ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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

The number of shares of common stock, par value $.10 per share, outstanding on November 6, 2012 was 308,177,250.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$1,326	$1,383	$4,131	$4,205
Cost of sales:
Cost of sales before special charges	348	363	1,073	1,112
Special charges	7	7	46	18
Total cost of sales	355	370	1,119	1,130
Gross profit	971	1,013	3,012	3,075
Selling, general and administrative expense	456	505	1,440	1,532
Research and development expense	170	176	518	528
Purchased in-process research and development charges	—	—	—	4
Special charges	110	21	179	53
Operating profit	235	311	875	958
Other income (expense), net	(19)	(20)	(67)	(72)
Earnings before income taxes	216	291	808	886
Income tax expense	40	64	176	185
Net earnings	$176	$227	$632	$701
Net earnings per share:
Basic	$0.56	$0.70	$2.01	$2.15
Diluted	$0.56	$0.69	$2.00	$2.13
Cash dividends declared per share:	$0.23	$0.21	$0.69	$0.63
Weighted average shares outstanding:
Basic	314.7	324.2	314.8	326.0
Diluted	316.3	326.8	316.4	329.4
See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net earnings	$176	$227	$632	$701
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale securities, net of taxes	4	2	10	3
Reclassification of realized gain on available-for-sale securities, net of taxes	(3)	—	(8)	—
Foreign currency translation adjustment, net of taxes	44	(127)	(2)	(18)
Other comprehensive income (loss)	45	(125)	—	(15)
Total comprehensive income	$221	$102	$632	$686
See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share amounts)

	September 29, 2012
	(Unaudited)	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$1,051	$986
Accounts receivable, less allowance for doubtful accounts of $101 at both September 29, 2012 and December 31, 2011	1,350	1,367
Inventories	648	624
Deferred income taxes, net	232	232
Other current assets	156	182
Total current assets	3,437	3,391
Property, plant and equipment, at cost	2,597	2,454
Less accumulated depreciation	(1,188)	(1,066)
Net property, plant and equipment	1,409	1,388
Goodwill	2,967	2,953
Intangible assets, net	780	856
Other assets	426	417
TOTAL ASSETS	$9,019	$9,005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$540	$83
Accounts payable	157	202
Dividends payable	73	67
Income taxes payable	29	1
Employee compensation and related benefits	282	305
Other current liabilities	437	403
Total current liabilities	1,518	1,061
Long-term debt	1,983	2,713
Deferred income taxes, net	246	279
Other liabilities	525	477
Total liabilities	4,272	4,530
Commitments and Contingencies (Note 6)	—	—
Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 315,554,553 and 319,615,965 shares issued and outstanding at September 29, 2012 and December 31, 2011, respectively)	32	32
Additional paid-in capital	126	43
Retained earnings	4,573	4,384
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(4)	(2)
Unrealized gain on available-for-sale securities	20	18
Total shareholders’ equity	4,747	4,475
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,019	$9,005

See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Nine Months Ended	September 29, 2012	October 1, 2011
OPERATING ACTIVITIES
Net earnings	$632	$701
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	212	225
Amortization of debt premium, net	(8)	(4)
Inventory step-up amortization	—	30
Stock-based compensation	54	58
Excess tax benefits from stock-based compensation	(1)	(9)
Purchased in-process research and development charges	—	4
Gain on sale of investment	(14)	—
Deferred income taxes	(34)	(24)
Other, net	74	20
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	13	(53)
Inventories	(26)	(19)
Other current assets	29	58
Accounts payable and accrued expenses	(16)	(68)
Income taxes payable	24	22
Net cash provided by operating activities	939	941
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(188)	(236)
Proceeds from sale of investments	19	—
Other investing activities, net	(28)	(32)
Net cash used in investing activities	(197)	(268)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued	106	286
Excess tax benefits from stock-based compensation	1	9
Common stock repurchased, including related costs	(300)	(809)
Dividends paid	(212)	(138)
Issuances of commercial paper borrowings, net	(272)	445
Borrowings under debt facilities	—	78
Payments under debt facilities	—	(78)
Net cash used in financing activities	(677)	(207)
Effect of currency exchange rate changes on cash and cash equivalents	—	(6)
Net increase in cash and cash equivalents	65	460
Cash and cash equivalents at beginning of period	986	500
Cash and cash equivalents at end of period	$1,051	$960
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

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 13) for the nine months ended September 29, 2012 were as follows (in millions):

	CRM/NMD	CV/AF	Total
Balance at December 31, 2011	$1,235	$1,718	$2,953
Foreign currency translation and other	3	11	14
Balance at September 29, 2012	$1,238	$1,729	$2,967

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in millions):

	September 29, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Purchased technology and patents	$934	$350	$922	$276
Customer lists and relationships	61	38	48	25
Trademarks and tradenames	24	11	24	8
Licenses, distribution agreements and other	6	4	6	4
	$1,025	$403	$1,000	$313
Indefinite-lived intangible assets:
Acquired IPR&D	$109		$120
Trademarks and tradenames	49		49
	$158		$169

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

NOTE 4 – INVENTORIES
The Company’s inventories consisted of the following (in millions):

	September 29, 2012	December 31, 2011
Finished goods	$444	$438
Work in process	59	54
Raw materials	145	132
	$648	$624

NOTE 5 – DEBT
The Company’s debt consisted of the following (in millions):

	September 29, 2012	December 31, 2011
2.20% senior notes due 2013	$456	$461
3.75% senior notes due 2014	700	699
2.50% senior notes due 2016	519	518
4.875% senior notes due 2019	495	495
1.58% Yen-denominated senior notes due 2017	105	104
2.04% Yen-denominated senior notes due 2020	164	164
Yen-denominated credit facilities	84	83
Commercial paper borrowings	—	272
Total debt	2,523	2,796
Less: current debt obligations	540	83
Long-term debt	$1,983	$2,713
Expected future minimum principal payments under the Company’s debt obligations are as follows: $540 million in 2013; $700 million in 2014; $500 million in 2016; $105 million in 2017; and $664 million in years thereafter.
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
1.58% Yen-Denominated Senior Notes Due 2017: On April 28, 2010, the Company issued 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $105 million at September 29, 2012 and $104 million at December 31, 2011). The principal amount of the 1.58% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2017.
2.04% Yen-Denominated Senior Notes Due 2020: On April 28, 2010, the Company issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $164 million at both September 29, 2012 and December 31, 2011). The principal amount of the 2.04% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2020.
Yen–Denominated Credit Facilities: In March 2011, the Company borrowed 6.5 billion Japanese Yen (the equivalent of $84 million at both September 29, 2012 and December 31, 2011) under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at Yen LIBOR plus 0.275% and mature in June 2013 and the other half of the borrowings bear interest at Yen LIBOR plus 0.25% and mature in March 2013. The maturity dates of each credit facility automatically extend for a one-year period, unless the Company elects to terminate the credit facility.
Other Available Borrowings: In December 2010, the Company entered into a $1.5 billion unsecured committed credit facility (Credit Facility) that it may draw on for general corporate purposes and to support its commercial paper program. The Credit Facility expires in February 2015. Borrowings under the Credit Facility bear interest initially at LIBOR plus 0.875%, subject to adjustment in the event of a change in the Company’s credit ratings. As of September 29, 2012 and December 31, 2011, the Company had no outstanding borrowings under the Credit Facility.

The Company’s commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. As of September 29, 2012, no commercial paper borrowings were outstanding. During the first nine months of 2012, the Company’s weighted average effective interest rate on its commercial paper borrowings was approximately 0.23%. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. The Company classifies all of its commercial paper borrowings as long-term debt, as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed Credit Facility.
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
The Company's outstanding Silzone cases consist of one class action in Ontario, one individual case in Ontario and one proposed class action in British Columbia by the provincial health insurer. In Ontario, a trial on common issues commenced in February 2010 in a class action case involving Silzone patients. In June 2012, the Court ruled in the Company's favor on all nine common class issues and the Court ruled the case should be dismissed. An order dismissing that action has been signed by the trial judge. On September 14, 2012, counsel for the class filed an appeal with the Court of Appeal for the Province of Ontario.  No briefing scheduling has yet been set for this appeal. The proposed class action lawsuit by the British Columbia provincial health insurer seeks to recover the cost of insured services furnished or to be furnished to patients who were also class members in a British Columbia class action that was resolved in 2010. Although the British Columbia provincial health insurer's lawsuit remains pending in the British Columbia court, there has not been any activity since 2010. The individual case in Ontario requests damages in excess of $1 million (claiming unspecified special damages, health care costs and interest). Based on the Company’s historical experience, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed.
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
The following table summarizes the Company’s Silzone legal accrual and related insurance receivable at September 29, 2012 and December 31, 2011 (in millions):

	September 29, 2012	December 31, 2011
Silzone legal accrual	$4	$22
Silzone insurance receivable	$3	$15
Volcano Corporation & LightLab Imaging Litigation: The Company's subsidiary, LightLab Imaging, has pending litigation with Volcano Corporation (Volcano) and Axsun Technologies, Inc. (Axsun), a subsidiary of Volcano, in the Superior Court of Massachusetts and in state court in Delaware. LightLab Imaging makes and sells optical coherence tomography (OCT) imaging systems. Volcano is a LightLab Imaging competitor in medical imaging. Axsun makes and sells lasers and is a supplier of lasers to LightLab Imaging for use in OCT imaging systems. The lawsuits arise out of Volcano's acquisition of Axsun in December 2008. Before Volcano acquired Axsun, LightLab Imaging and Axsun had worked together to develop a tunable laser for use in OCT imaging systems. While the laser was in development, LightLab Imaging and Axsun entered into an agreement pursuant to which Axsun agreed to sell its tunable lasers exclusively to LightLab in the field of human coronary artery imaging for a certain period of time.
After Volcano acquired Axsun in December 2008, LightLab Imaging sued Axsun and Volcano in Massachusetts, asserting a number of claims arising out of Volcano's acquisition of Axsun. In January 2011, the Court ruled that Axsun's and Volcano's conduct constituted knowing and willful violations of a statute that prohibits unfair or deceptive acts or practices or acts of unfair competition, entitling LightLab Imaging to double damages, and furthermore, that LightLab Imaging was entitled to recover attorneys' fees. In February 2011, Volcano and Axsun were ordered to pay the Company for reimbursement of attorneys' fees and double damages, which Volcano paid to the Company in July 2011. The Court also issued certain injunctions against Volcano and Axsun when it entered its final judgment.
In Delaware, Axsun and Volcano commenced an action in February 2010 against LightLab Imaging, seeking a declaration as to whether Axsun may supply a certain light source for use in OCT imaging systems to Volcano. Axsun's and Volcano's position is that this light source is not a tunable laser and hence falls outside Axsun's exclusivity obligations to Volcano. LightLab Imaging's position, among other things, is that this light source is a tunable laser. Though the trial of this matter was expected to occur in early 2011, in a March 2011 ruling, the Delaware Court postponed the trial of this case because Axsun and Volcano did not yet have a finalized light source product to present to the Court.
In May 2011, LightLab Imaging initiated a lawsuit against Volcano and Axsun in the Delaware state court. The suit seeks to enforce LightLab Imaging's exclusive contract with Axsun, to prevent Volcano from interfering with that contract, to bar Axsun and Volcano from using LightLab Imaging confidential information and trade secrets, and to prevent Volcano and Axsun from violating a Massachusetts statute prohibiting unfair methods of competition and unfair or deceptive acts or practices relating to LightLab Imaging's tunable laser technology. In October 2011, LightLab Imaging filed an amended and supplemental complaint in this action, and in early November 2011, the Company received Volcano and Axsun's response, including motions to dismiss some of the claims and stay the prosecution of other claims. In May 2012, the Court granted Volcano's motion to stay the proceedings until Volcano provides notice of its intent to begin clinical trials or engage in other public activities with an OCT imaging system that uses a type of light source that is in dispute in the lawsuit. Volcano is under an order to provide such a notice at least 45 days before beginning such trials or engaging in such activities.
Volcano Corporation & St. Jude Medical Patent Litigation: In July 2010, the Company filed a lawsuit in federal district court in Delaware against Volcano for patent infringement. In the suit, the Company asserted certain patents against Volcano and seeks injunctive relief and monetary damages. The infringed patents are part of the St. Jude Medical PressureWire® technology platform, which was acquired as part of St. Jude Medical's purchase of Radi Medical Systems in December 2008. Volcano filed counterclaims against the Company in this case, alleging certain St. Jude Medical patent claims are unenforceable and that certain St. Jude Medical products infringe certain Volcano patents. The Company believes the assertions and claims made by Volcano are without merit. Jury trials on liability issues in this matter occurred in October 2012. On October 19, 2012 the jury ruled in favor of Volcano finding that certain Volcano patents do not infringe the Company's patents and that certain St. Jude Medical patents were invalid. Before the trial involving the patents Volcano asserted against the Company, Volcano advised the Company it would not proceed on one patent, and, as part of this decision, Volcano agreed to not to assert a patent infringement claim against the Company involving that patent for any product, manufactured, marketed or sold by St. Jude prior to October 20, 2012. On October 22, 2012, Volcano proceeded to trial on its three remaining patents, and on October 25, 2012, the jury ruled that the Company did not infringe these three patents. Through post-trial motions, as well as, if necessary, an appeal to the appellate court, the Company plans to challenge various issues related to the trial that resulted in the October 19, 2012 jury decision.
AorTech Biomaterial PTY Limited, AorTech International PLC and AorTech Medical Devices USA, Inc. & St. Jude Medical License & Supply Agreement Litigation: On October 16, 2012, the Company filed a lawsuit against AorTech Biomaterial PTY Limited, AorTech International PLC and AorTech Medical Devices USA, Inc. (collectively, AorTech), in Federal District Court for the Central District of California. The lawsuit seeks declaratory and injunctive relief from AorTech's publicly announced intention to terminate the parties' License & Supply Agreement for Elast-Eon™, the raw material used in St. Jude Medical's Optim® insulation for certain leads. On October 18, 2012, the Company filed an Application for a Temporary Restraining Order (TRO), and on November 1, 2012, the Court granted the Company's TRO application, preventing AorTech from terminating or breaching the License & Supply Agreement. The Company intends to seek final resolution of this matter as quickly and expeditiously as possible and remains confident in the strength of its legal position.

March 2010 Securities Class Action Litigation: In March 2010, a securities lawsuit seeking class action status was filed in federal district court in Minnesota against the Company and certain officers on behalf of purchasers of St. Jude Medical common stock between April 22, 2009 and October 6, 2009. The lawsuit relates to the Company's earnings announcements for the first, second and third quarters of 2009, as well as a preliminary earnings release dated October 6, 2009. The complaint, which seeks unspecified damages and other relief as well as attorneys' fees, alleges that the Company failed to disclose that it was experiencing a slowdown in demand for its products and was not receiving anticipated orders for CRM (Cardiac Rhythm Management) devices. Class members allege that the Company's failure to disclose the above information resulted in the class purchasing St. Jude Medical stock at an artificially inflated price. In December 2011, the Court issued a decision denying a motion to dismiss filed by the defendants in October 2010. On October 25, 2012, the Court granted plaintiffs' motion to certify the case as a class action, which defendants did not oppose. The discovery phase of the case is ongoing, and the Company intends to continue to vigorously defend against the claims asserted in this lawsuit.

June 2012 Securities Class Action Litigation: On June 14, 2012, a securities class action lawsuit was filed in federal district court in Minnesota against the Company and a company officer for alleged violations of the federal securities laws on behalf of all purchasers of the publicly traded securities of the Company between December 15, 2010 and April 4, 2012 who were damaged thereby. The complaint, which sought unspecified damages and other relief as well as attorneys' fees, alleged that the Company failed to disclose information concerning its Riata, QuickFlex and QuickSite leads. Class members alleged that the Company's failure to disclose this information resulted in the class purchasing St. Jude Medical stock at an artificially inflated price. On August 20, 2012, the plaintiff voluntarily dismissed his complaint against the Company.
Other than disclosed above, the Company has not recorded an expense related to any potential damages in connection with these litigation matters because any potential loss is not probable or reasonably estimable. Additionally, other than disclosed above, the Company cannot reasonably estimate a loss or range of loss, if any, that may result from these litigation matters.
Regulatory Matters
In late September 2012, the FDA commenced an inspection of the Company's Sylmar, California facility, and, following such inspection, issued eleven observations on a Form 483. In early November 2012, the Company's CRM division provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address FDA's observations of nonconformity. None of the FDA observations identified a specific issue regarding the clinical or field performance of any particular device. The Sylmar, California facility will continue to manufacture CRM devices while the Company works with the FDA to address these observations.

The FDA inspected the Company's Plano, Texas manufacturing facility at various times between March 5 and April 6, 2009. On April 6, 2009, the FDA issued a Form 483 identifying certain observed nonconformities with current Good Manufacturing Practice (cGMP). Following the receipt of the Form 483, the Company's Neuromodulation division (NMD) provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address FDA's observations of nonconformity. The Company subsequently received a warning letter dated June 26, 2009 from the FDA relating to these non-conformities with respect to its Neuromodulation division's Plano, Texas and Hackettstown, New Jersey facilities.
With respect to this warning letter, the FDA notes that it will not grant requests for exportation certificates to foreign governments or approve pre-market approval applications for Class III devices to which the quality system regulation deviations are reasonably related until the violations have been corrected. The Company is working cooperatively with the FDA to resolve all of its concerns.
Customer orders have not been and are not expected to be impacted while the Company works to resolve the FDA's concerns. The Company is working diligently to respond timely and fully to the FDA's requests. While the Company believes the issues raised by the FDA can be resolved without a material impact on the Company's financial results, the FDA has recently been increasing its scrutiny of the medical device industry and raising the threshold for compliance. The government is expected to continue to scrutinize the industry closely with inspections, and possibly enforcement actions, by the FDA or other agencies. The Company is regularly monitoring, assessing and improving its internal compliance systems and procedures to ensure that its activities are consistent with applicable laws, regulations and requirements, including those of the FDA.
Governmental Investigations
In March 2010, the Company received a Civil Investigative Demand (CID) from the Civil Division of the U.S. Department of Justice (DOJ). The CID requests documents and sets forth interrogatories related to communications by and within the Company on various indications for tachycardia implantable cardioverter defibrillator systems (ICDs) and a National Coverage Decision issued by Centers for Medicare and Medicaid Services. Similar requests were made of the Company's major competitors. In addition, on August 31, 2012 the Company received a CID from the Civil Division of the DOJ requesting documents related to St. Jude Medical's Riata® and Riata ST® silicone-insulated products.  The CID appears to relate to a review of whether circumstances surrounding the Company's Riata® and Riata ST® defibrillator lead products caused the submission of false claims to federal healthcare programs.  Finally, on September 20, 2012, the Office of Inspector General for the Department of Health and Human Services (OIG) issued a subpoena requiring the Company to produce certain documents related to payments made by the Company to healthcare professionals practicing in California, Florida, and Arizona, as well as policies and procedures related to payments made by the Company to non-employee healthcare professionals.
The Company is cooperating with these investigations and is responding to these requests. However, the Company cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on the Company. The Company has not recorded an expense related to any potential damages in connection with these governmental matters because any potential loss is not probable or reasonably estimable. The Company cannot reasonably estimate a loss or range of loss, if any, that may result from these matters.

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
Changes in the Company’s product warranty liability during the three and nine months ended September 29, 2012 and October 1, 2011 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Balance at beginning of period	$38	$29	$36	$25
Warranty expense recognized	2	2	5	8
Warranty credits issued	(1)	(1)	(2)	(3)
Balance at end of period	$39	$30	$39	$30
Other Commitments
The Company has certain contingent commitments to acquire various businesses involved in the distribution of the Company’s products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of September 29, 2012, the Company estimates it could be required to pay approximately $10 million in future periods to satisfy such commitments. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2011 Annual Report on Form 10-K for additional information.

NOTE 7 – PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT (IPR&D) AND SPECIAL CHARGES
IPR&D Charges
During the second quarter of 2011, the Company recorded IPR&D charges of $4 million in conjunction with the purchase of intellectual property in its CRM segment since the related technological feasibility had not yet been reached and such technology had no future alternative use.
Special Charges
The Company recognizes certain transactions and events as special charges in its consolidated financial statements. These charges (such as restructuring charges, impairment charges and certain settlement or litigation charges) result from facts and circumstances that vary in frequency and impact on the Company's results of operations. In order to enhance segment comparability and reflect management's focus on the ongoing operations of the Company, special charges are not reflected in the individual reportable segments operating results.
2012 Business Realignment Plan
During the third quarter of 2012, the Company incurred charges of $74 million resulting from the realignment of its product divisions into two new operating units: the Cardiovascular and Ablation Technologies Division (combining its Cardiovascular Division and Atrial Fibrillation Division) and the Implantable Electronic Systems Division (combining its Cardiac Rhythm Management Division and Neuromodulation Division). In addition, the Company is centralizing certain support functions, including information technology, human resources, legal, business development and certain marketing functions. The organizational changes are part of a comprehensive plan to accelerate the Company's growth, reduce costs, leverage economies of scale and increase investment in product development. Of the $74 million recorded as special charges, the Company recognized $52 million of severance costs and other termination benefits after management determined that such severance and benefits were probable and estimable, in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. The Company also recognized $22 million of accelerated depreciation charges and other costs primarily associated with information technology assets no longer expected to be utilized or with a limited remaining useful life. The 2012 business realignment plan is expected to reduce the Company's global workforce by approximately 5% and result in total charges of $150 million to $200 million.
A summary of the activity related to the 2012 business realignment plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at June 30, 2011	$—	$—	$—	$—	$—
Cost of sales special charges	1	2	—	—	3
Special charges	51	—	18	2	71
Non-cash charges used	—	(2)	(18)	—	(20)
Cash payments	(16)	—	—	(1)	(17)
Foreign exchange rate impact	1	—	—	—	1
Balance at September 29, 2012	$37	$—	$—	$1	$38
2011 Restructuring Plan
During 2011, the Company incurred charges totaling $163 million related to restructuring actions to realign certain activities in the Company's CRM business and sales and selling support organizations. Of the $163 million in special charges, $48 million was recognized in cost of sales. The restructuring actions included phasing out CRM manufacturing and R&D operations in Sweden, reductions in the Company's workforce and rationalizing product lines. In connection with the staged phase-out of CRM manufacturing and R&D operations in Sweden, the Company began recognizing severance costs and other termination benefits during 2011 for over 650 employees in accordance with ASC Topic 420, Exit or Disposal Cost Obligations whereby certain employee termination costs are recognized over the employees’ remaining future service period. Additionally, during 2011, the Company recognized certain severance costs for 550 employees after management determined that such severance and benefits were probable and estimable, in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. The total charge for employee termination costs recognized during 2011 was $82 million. Additionally, the Company recognized $20 million of inventory obsolescence charges primarily associated with the rationalization of product lines across our business. The Company also recorded $26 million of impairment and accelerated depreciation charges, of which $12 million related to an impairment charge to write-down the Company's CRM manufacturing facility in Sweden to its fair value. Additionally, the Company recognized $35 million of other restructuring charges primarily associated with CRM restructuring actions ($13 million of pension settlement charges associated with the termination of Sweden's defined benefit pension plan and $4 million of idle facility costs related to transitioning manufacturing operations out of Sweden) as well as $7 million of contract termination costs and $11 million of other costs.

During the first nine months of 2012, the Company incurred additional charges totaling $95 million related to the restructuring actions initiated during 2011. Of the $95 million in special charges, $42 million was recognized in cost of sales. The Company recognized severance costs and other termination benefits of $36 million during the first nine months of 2012 for an additional 100 employees after management determined that such severance and benefits were probable and estimable, in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. Of the $36 million recognized, $7 million was recognized during the third quarter of 2012. The Company also recognized $12 million of inventory obsolescence charges during the first half of 2012 primarily related with the rationalization of product lines in our CRM and NMD businesses. Additionally, the Company recognized $47 million of other restructuring charges which included $33 million of restructuring related charges associated with the Company's CRM business and sales and selling support organizations (of which $11 million related to idle facility costs in Sweden). The remaining charges included $8 million of contract termination costs and $6 million of other costs. Of the $47 million in other restructuring charges, $13 million was recognized in the third quarter of 2012 (of which $4 million related to idle facility costs in Sweden).

A summary of the activity related to the 2011 restructuring plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at January 1, 2011	$—	$—	$—	$—	$—
Cost of sales special charges	9	20	9	10	48
Special charges	73	—	17	25	115
Non-cash charges used	—	(20)	(26)	(1)	(47)
Cash payments	(27)	—	—	(15)	(42)
Foreign exchange rate impact	(1)	—	—	—	(1)
Balance at December 31, 2011	$54	$—	$—	$19	$73
Cost of sales special charges	5	9	—	9	23
Special charges	11	—	—	8	19
Non-cash charges used	—	(9)	—	—	(9)
Cash payments	(20)	—	—	(15)	(35)
Foreign exchange rate impact	1	—	—	—	1
Balance at March 31, 2012	51	—	—	21	72
Cost of sales special charges	5	3	—	7	15
Special charges	8	—	—	10	18
Non-cash charges used	—	(3)	—	(4)	(7)
Cash payments	(14)	—	—	(14)	(28)
Foreign exchange rate impact	(2)	—	—	(1)	(3)
Balance at June 30, 2012	48	—	—	19	67
Cost of sales special charges	—	—	—	4	4
Special charges	7	—	—	9	16
Non-cash charges used	—	—	—	—	—
Cash payments	(15)	—	—	(9)	(24)
Foreign exchange rate impact	2	—	—	—	2
Balance at September 29, 2012	$42	$—	$—	$23	$65

Other Special Charges
Intangible asset impairment charges: During the first nine months of 2012, the Company recognized a $23 million impairment charge for certain developed technology intangible assets in its NMD division as the Company's updated expectations for the future undiscounted cash flows did not exceed the carrying value of the related assets. Additionally, during the second quarter of 2012, the Company determined that certain intangible assets in the Company's Atrial Fibrillation (AF) and Cardiovascular (CV) businesses were considered impaired as their future expected undiscounted cash flows did not exceed the carrying value of the related assets. As a result, the Company recognized a $5 million impairment charge to write-down the intangible assets to their fair value.
Settlement charge: During the first nine months of 2012, the Company agreed to settle a dispute on licensed technology for the Company's Angio-Seal™ vascular closure devices. In connection with this settlement, which resolved all disputed claims and included a fully-paid perpetual license, the Company recognized a $28 million settlement expense which it classified as a special charge and also recognized a $12 million licensed technology intangible asset to be amortized over the technology's remaining patent life.

NOTE 8 – NET EARNINGS PER SHARE
The table below sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Numerator:
Net earnings	$176	$227	$632	$701
Denominator:
Basic weighted average shares outstanding	314.7	324.2	314.8	326.0
Effect of dilutive securities:
Employee stock options	1.3	2.4	1.4	3.3
Restricted stock units	0.3	0.2	0.2	0.1
Diluted weighted average shares outstanding	316.3	326.8	316.4	329.4
Basic net earnings per share	$0.56	$0.70	$2.01	$2.15
Diluted net earnings per share	$0.56	$0.69	$2.00	$2.13
Approximately 16.1 million and 7.8 million shares of common stock subject to stock options and restricted stock units were excluded from the diluted net earnings per share computation for the three months ended September 29, 2012 and October 1, 2011, respectively, because they were not dilutive. Additionally, approximately 16.7 million and 7.3 million shares of common stock subject to stock options and restricted stock units were excluded from the diluted net earnings per share computation for the nine months ended September 29, 2012 and October 1, 2011, respectively, because they were not dilutive.
NOTE 9 – OTHER INCOME (EXPENSE), NET
The Company’s other income (expense) consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Interest income	$1	$1	$3	$3
Interest expense	(18)	(17)	(55)	(52)
Other	(2)	(4)	(15)	(23)
Total other income (expense), net	$(19)	$(20)	$(67)	$(72)

NOTE 10 – INCOME TAXES
As of September 29, 2012, the Company had $227 million accrued for unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. Additionally, the Company had $39 million accrued for interest and penalties as of September 29, 2012. At December 31, 2011, the liability for unrecognized tax benefits was $206 million and the accrual for interest and penalties was $35 million. The Company recognizes interest and penalties related to income tax matters in income tax expense.
The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for all tax years through 2001. Additionally, substantially all material foreign, state and local income tax matters have been concluded for all tax years through 2004. The U.S. Internal Revenue Service (IRS) completed an audit of the Company’s 2002 through 2005 tax returns and proposed adjustments in its audit report issued in November 2008. The IRS completed an audit of the Company’s 2006 and 2007 tax returns and proposed adjustments in its audit report issued in March 2011. The Company is vigorously defending its positions and initiated its defense at the IRS appellate level in January 2009 for the 2002 through 2005 adjustments and in May 2011 for the 2006 through 2007 adjustments. An unfavorable outcome could have a material negative impact on the Company’s effective income tax rate in future periods. It is reasonably possible that the amount of unrecognized tax benefits will significantly change in the next 12 months from both cash payments and/or adjustments to previously recorded income tax reserves primarily due to potential resolution of ongoing income tax authority examinations. As the final outcome of these matters is inherently uncertain, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months.

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
Available-For-Sale Securities: The Company’s available-for-sale securities include publicly-traded equity securities that are traded in active markets and are recorded at fair value based upon the closing stock prices. The Company classifies these securities as level 1. The following table summarizes the components of the balance of the Company’s available-for-sale securities at September 29, 2012 and December 31, 2011 (in millions):

	September 29, 2012	December 31, 2011
Adjusted cost	$9	$9
Gross unrealized gains	33	30
Fair value	$42	$39
Derivative Instruments: The Company’s derivative instruments consist of foreign currency exchange contracts and interest rate swap contracts. The Company classifies these instruments as level 2 as the fair value is determined using inputs other than observable quoted market prices. These inputs include spot and forward foreign currency exchange rates and interest rates that the Company obtains from standard market data providers. The fair value of the Company’s outstanding foreign currency exchange contracts was not material at September 29, 2012 or December 31, 2011.

A summary of financial assets measured at fair value on a recurring basis at September 29, 2012 and December 31, 2011 is as follows (in millions):

	Balance Sheet Classification	September 29, 2012	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$866	$866	$—	$—
Available-for-sale securities	Other current assets	42	42	—	—
Trading securities	Other assets	228	228	—	—
Total assets		$1,136	$1,136	$—	$—

	Balance Sheet Classification	December 31, 2011	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$745	$745	$—	$—
Available-for-sale securities	Other current assets	39	39	—	—
Trading securities	Other assets	205	205	—	—
Interest rate swap	Other assets	18	—	18	—
Total assets		$1,007	$989	$18	$—
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
During the third quarter of 2012, the Company determined that certain purchased technology intangible assets in the Company's NMD business were considered impaired as their future expected undiscounted cash flows did not exceed the carrying value of the related assets. As a result, the Company recognized a $23 million impairment charge to write-down the intangible assets to their estimated fair value of $3 million as of September 29, 2012. The fair value measurements of these intangible assets are considered Level 3 in the fair value hierarchy due to the use of unobservable inputs, specifically the discounted cash flows income approach method, to measure fair value.
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
During the second quarter of 2011, the Company initiated restructuring actions resulting in the planned future closure of its CRM manufacturing facility in Sweden, resulting in the recognition of a $12 million impairment charge to write-down the facility to its estimated fair value of $13 million. The fair value measurement of the facility is considered Level 2 in the fair value hierarchy due to the use of observable inputs, specifically comparable third party sale prices for similar facilities. During the fourth quarter of 2011, the Company recognized $52 million of intangible asset impairments primarily associated with customer relationship intangible assets. Due to the changing dynamics of the U.S. healthcare market, these intangible assets were determined to have no future discrete cash flows and were fully impaired.
Cost Method Investments: The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other assets and measured at fair value on a nonrecurring basis. The carrying value of these investments approximated $144 million and $128 million at September 29, 2012 and December 31, 2011, respectively. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. When measured on a nonrecurring basis, the Company’s cost method investments are considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.
Fair Value Measurements of Other Financial Instruments
The aggregate fair value of the Company’s fixed-rate senior notes at September 29, 2012 (measured using quoted prices in active markets) was $2,563 million compared to the aggregate carrying value of $2,439 million (inclusive of the terminated interest rate swaps). The fair value of the Company’s variable-rate debt obligations at September 29, 2012 approximated their aggregate $84 million carrying value due to the variable interest rate and short-term nature of these instruments.

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
Foreign Currency Forward Contracts
The Company hedges a portion of its foreign currency exchange rate risk through the use of forward exchange contracts. The Company uses forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under ASC Topic 815. The Company measures its foreign currency exchange contracts at fair value on a recurring basis. The fair value of outstanding contracts was immaterial as of September 29, 2012 and December 31, 2011. During the third quarter of 2012 and 2011, the net amount of gains (losses) the Company recorded to other income (expense) for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 was a net loss of $4 million and a net gain of $2 million, respectively. During the first nine months of 2012 and 2011, the net amount of gains (losses) the Company recorded to other income (expense) for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 was a net gain of $1 million and a net loss of $6 million, respectively. These net gains/(losses) were almost entirely offset by corresponding net (losses)/gains on the foreign currency exposures being managed. The Company does not enter into contracts for trading or speculative purposes. The Company’s policy is to enter into hedging contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.
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
As discussed in Note 7, during the third quarter of 2012, the Company announced the realignment of its product divisions into two new operating units: the Cardiovascular and Ablation Technologies Division (combining CV and AF) and the Implantable Electronic Systems Division (combining CRM and NMD). In addition, the Company is centralizing certain support functions, including information technology, human resources, legal, business development and certain marketing functions. While this divisional realignment was effective August 30, 2012, the Company will continue to report under its legacy operating segment structure for internal management financial forecasting and reporting purposes through the end of fiscal year 2012. The Company will report under the new organizational structure effective the beginning of fiscal year 2013.
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
The following table presents net sales and operating profit by reportable segment (in millions):

	CRM/NMD	CV/AF	Other	Total
Three Months ended September 29, 2012:
Net sales	$792	$534	$—	$1,326
Operating profit	526	298	(589)	235
Three Months ended October 1, 2011:
Net sales	$853	$530	$—	$1,383
Operating profit	523	281	(493)	311

Nine Months ended September 29, 2012:
Net sales	$2,482	$1,649	$—	$4,131
Operating profit	1,650	915	(1,690)	875
Nine Months ended October 1, 2011:
Net sales	$2,603	$1,602	$—	$4,205
Operating profit	1,624	834	(1,500)	958

The following table presents the Company’s total assets by reportable segment (in millions):

Total Assets	September 29, 2012	December 31, 2011
CRM/NMD	$2,330	$2,412
CV/AF	2,986	3,093
Other	3,703	3,500
	$9,019	$9,005
Geographic Information
The following table presents net sales by geographic location of the customer (in millions):

	Three Months Ended		Nine Months Ended
Net Sales	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
United States	$640	$658	$1,969	$2,012
International
Europe	311	359	1,059	1,139
Japan	172	162	500	466
Asia Pacific	118	111	339	310
Other	85	93	264	278
	686	725	2,162	2,193
	$1,326	$1,383	$4,131	$4,205
The amounts for long-lived assets by significant geographic market include net property, plant and equipment by physical location of the asset as follows (in millions):

Long-Lived Assets	September 29, 2012	December 31, 2011
United States	$1,026	$1,007
International
Europe	79	84
Japan	35	31
Asia Pacific	83	81
Other	186	185
	383	381
	$1,409	$1,388

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
On August 30, 2012, we announced the realignment of our product divisions into two new operating units: the Cardiovascular and Ablation Technologies Division (combining CV and AF) and the Implantable Electronic Systems Division (combining CRM and NMD). In addition, we are centralizing certain support functions, including information technology, human resources, legal, business development and certain marketing functions. The organizational changes are part of a comprehensive plan to accelerate our growth, reduce costs, leverage economies of scale and increase investment in product development. While this divisional realignment was effective August 30, 2012, we will continue to report under our legacy operating segment structure for internal management financial forecasting and reporting purposes through the end of fiscal year 2012. We will report under the new organizational structure effective the beginning of fiscal year 2013.
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
We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our net sales relate to CRM devices – ICDs and pacemakers. The 2011 ICD market in the United States was negatively impacted by a decline in implant volumes and pricing resulting from the publication of an ICD utilization article in January 2011 in the Journal of the American Medical Association and subsequent hospital investigation by the U.S. Department of Justice. During the current year, the U.S. ICD market has continued to experience these negative impacts and we estimate the 2012 U.S. ICD market has contracted at a mid single-digit percentage rate from the 2011 comparable period. While the long-term impact on the CRM market is uncertain, management remains focused on increasing our worldwide CRM market share, as we are one of three principal manufacturers and suppliers in the global CRM market. We are also investing in our other three major operating segments – cardiovascular, atrial fibrillation and neuromodulation – to increase our market share in these markets.
Net sales in the third quarter and first nine months of 2012 were $1,326 million and $4,131 million, respectively, decreases of 4% and 2% over the third quarter and first nine months of 2011, respectively. During the third quarter and first nine months of 2012 unfavorable foreign currency translation impacted our net sales by $60 million and $114 million, respectively, compared to the same prior year periods. Refer to the Segment Performance section for a more detailed discussion of the results for the respective segments.

Our third quarter 2012 net earnings of $176 million and diluted net earnings per share of $0.56 both decreased 22% and 19%, respectively, compared to our third quarter 2011 net earnings of $227 million and diluted net earnings per share of $0.69. Third quarter 2012 net earnings were negatively impacted by after-tax special charges of $80 million primarily related to our 2012 realignment plan announced in August 2012 to realign our product divisions and to centralize certain support functions, as well as ongoing restructuring charges related to the 2011 restructuring plan. Third quarter 2011 net earnings were negatively impacted by after-tax special charges of $21 million primarily related to our 2011 restructuring plan. Additionally, during the third quarter of 2011 we recognized an $8 million accounts receivable write-down associated with one customer in Europe. Net earnings and diluted net earnings per share for the first nine months of 2012 were $632 million and $2.00 per diluted share, a decrease of 10% and 6%, respectively, compared to the first nine months of 2011. During the first nine months of 2012 and 2011, net earnings were negatively impacted by after-tax charges of $161 million and $88 million, respectively, associated with the 2012 realignment and 2011 restructuring charges discussed previously, as well as 2011 post-acquisition expenses for the AGA Medical Holdings, Inc. (AGA Medical) acquisition that consummated in November 2010. Refer to the Results of Operations section for a more detailed discussion of these charges.

We generated $939 million of operating cash flows during the first nine months of 2012, compared to $941 million of operating cash flows during the first nine months of 2011. We ended the third quarter with $1,051 million of cash and cash equivalents and $2,523 million of total debt. We also repurchased 7.1 million shares of our common stock for $300 million at an average repurchase price of $42.14 per share and our Board of Directors authorized quarterly cash dividend payments of $0.23 per share paid on April 30, 2012, July 31, 2012 and October 31, 2012. Our 2012 dividends represent a 10% per share increase over the same periods in 2011. During the first nine months of 2011, we repurchased 11.7 million shares of our common stock for $500 million at an average repurchase price of $42.79 per share.

NEW ACCOUNTING PRONOUNCEMENTS
In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-lived Intangible Assets for Impairment, an update to ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2012-02 enables an entity to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance in Subtopic 350-30 required an entity to test an indefinite-lived intangible asset for impairment by comparing the fair value of the asset with its carrying amount, utilizing only a quantitative impairment test. ASU 2012-02 is effective for interim and annual reporting periods for fiscal years beginning after September 15, 2012, with early adoption permitted. We expect to early adopt this new accounting pronouncement during our fourth quarter of 2012 and do not expect a material impact on our financial condition or results of operations.
Information regarding the new accounting pronouncement that impacted our 2012 financial statements and disclosures is included in Note 2 to the Condensed Consolidated Financial Statements.

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
The Company currently aggregates the four operating segments into two reportable segments based upon their similar operational and economic characteristics: CRM/NMD and CV/AF. As discussed in the overview section, we will report under our new organizational structure effective the beginning of fiscal year 2013. Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to customers and operating expenses managed by each of the reportable segments. Certain expenses managed by our selling and corporate functions, including all stock-based compensation expense, impairment charges, certain acquisition-related expenses, IPR&D charges, excise tax expense and special charges have not been recorded in the individual reportable segments. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments.
The following table presents net sales and operating profit by reportable segment (in millions):

	CRM/NMD	CV/AF	Other	Total
Three Months ended September 29, 2012:
Net sales	$792	$534	$—	$1,326
Operating profit	526	298	(589)	235
Three Months ended October 1, 2011:
Net sales	$853	$530	$—	$1,383
Operating profit	523	281	(493)	311

Nine Months ended September 29, 2012:
Net sales	$2,482	$1,649	$—	$4,131
Operating profit	1,650	915	(1,690)	875
Nine Months ended October 1, 2011:
Net sales	$2,603	$1,602	$—	$4,205
Operating profit	1,624	834	(1,500)	958
The following discussion of the changes in our net sales is provided by class of similar products within our four operating segments, which is the primary focus of our sales activities.

Cardiac Rhythm Management

	Three Months Ended			Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	% Change	September 29, 2012	October 1, 2011	% Change
ICD systems	$412	$445	(7.4)%	$1,321	$1,387	(4.8)%
Pacemaker systems	279	306	(8.8)%	851	918	(7.3)%
	$691	$751	(8.0)%	$2,172	$2,305	(5.8)%
Cardiac Rhythm Management’s net sales decreased 8% and 6% during the third quarter and first nine months of 2012, respectively, compared to the same prior year periods. During the third quarter and first nine months of 2012, foreign currency translation had a $32 million and $63 million unfavorable impact, respectively, compared to the same periods last year.
ICD net sales decreased 7% and 5% during the third quarter and first nine months of 2012, respectively, compared to the same prior year periods primarily driven by unfavorable foreign currency and a decline in the U.S. market which continues to contract at a mid single-digit percentage rate from the 2011 comparable periods. The U.S. ICD market continues to be negatively impacted by a decline in implant volumes and pricing resulting from the publication of an ICD utilization article in January 2011 in the Journal of the American Medical Association, subsequent hospital investigation by the U.S. Department of Justice and a significant increase in hospital ownership of physician practices. Facing this market contraction, our U.S. 2012 third quarter and first nine month ICD net sales of $247 million and $780 million, respectively, both decreased 4% compared to the same prior year periods. Partially offsetting the U.S. ICD market contraction, we experienced a benefit from sales of our Unify Quadra® Cardiac Resynchronization Therapy Defibrillator (CRT-D) and Quartet® Left Ventricular Quadripolar Pacing Lead, which was approved by the U.S. Food and Drug Administration (FDA) in November 2011 and is the industry's first quadripolar pacing system. Sales of our Assura™ portfolio of ICDs and CRT-Ds as well as our Ellipse™ ICD, which were approved by the FDA in May 2012, also provided a benefit to our 2012 net sales. Internationally, third quarter and first nine month 2012 ICD net sales of $165 million and $541 million decreased 12% and 6%, respectively, compared to the same prior year periods. Foreign currency translation had a $17 million (9 percentage point) and $35 million (6 percentage point) unfavorable impact on international ICD net sales in the third quarter and first nine months of 2012 compared to the same prior year periods as a result of the strengthening U.S. Dollar against the Euro.
Pacemaker net sales decreased 9% and 7% during the third quarter and first nine months of 2012 compared to the same prior year periods. In the United States, our third quarter 2012 pacemaker net sales of $114 million and first nine month pacemaker net sales of $348 million both decreased 10% compared to the same prior year periods. Internationally, our 2012 net sales during the third quarter of $165 million and first nine months of $503 million decreased 8% and 6%, respectively, compared to the same prior year periods. Foreign currency translation had a $15 million (8 percentage point) and $28 million (5 percentage point) unfavorable impact during the third quarter and first nine months of 2012, respectively, compared to the same prior year periods.
Cardiovascular

	Three Months Ended			Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	% Change	September 29, 2012	October 1, 2011	% Change
Vascular products	$169	$177	(4.5)%	$530	$550	(3.6)%
Structural heart products	145	151	(4.0)%	460	447	2.9%
	$314	$328	(4.3)%	$990	$997	(0.7)%

Cardiovascular net sales decreased 4% and 1% during the third quarter and first nine months of 2012, respectively, compared to the same periods one year ago. Foreign currency translation unfavorably impacted CV net sales by $16 million and $29 million during the third quarter and first nine months of 2012, respectively, compared to the same prior year periods. We experienced a negative impact on CV net sales during the third quarter of 2012 as a result of an overall slowdown in cardiovascular procedures, particularly in Europe with its economic disruptions negatively impacting procedural volumes.

Vascular products' net sales decreased 5% and 4% during the third quarter and first nine months of 2012, respectively, compared to the same periods in 2011 primarily due to the termination of a distribution contract in Japan, negatively impacting our third quarter and first nine months of 2012 vascular product net sales by 4% and 6%, respectively, compared to the same periods in 2011. Foreign currency translation also unfavorably impacted net sales by $8 million and $13 million in our third quarter and first nine months of 2012, respectively, compared to the same periods in 2011. These decreases were partially offset by increases in sales of our OCT products, led by our Ilumien™ hardware platform, which combines both OCT and fractional flow reserve (FFR) capabilities into a single system, as well as sales volume increases in our FFR technology products as we continue to penetrate the market.

Structural heart products' net sales decreased 4% and increased 3% during the third quarter and first nine months of 2012, respectively. The decrease in 2012 third quarter net sales was impacted by a reduction in cardiovascular procedures in Europe, driven by the previously discussed economic challenges. The increase in net sales during the first nine months of 2012 was driven by an increase in our tissue heart valve sales volumes, led by our Trifecta product line of pericardial stented tissue valves. Overall tissue heart valve sales volumes increased 22% during the first nine months of 2012 compared to the same prior year period. Foreign currency translation unfavorably impacted structural heart products' net sales by $8 million and $16 million during the third quarter and first nine months of 2012, respectively, compared to the same periods in 2011.
Atrial Fibrillation

	Three Months Ended			Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	% Change	September 29, 2012	October 1, 2011	% Change
Atrial fibrillation products	$220	$202	8.9%	$659	$605	8.9%

In our Atrial Fibrillation division, our access, diagnosis, visualization, recording and ablation products assist physicians in diagnosing and treating atrial fibrillation and other irregular heart rhythms. AF net sales increased 9% during both the third quarter and first nine months of 2012 compared to the same prior year periods due to the continued increase in EP catheter ablation procedures and the continued market penetration of our EnSite® Velocity System and related connectivity tools (EnSite Connect™, EnSite Courier™ and EnSite Derexi™ modules). Foreign currency translation had an unfavorable impact on AF net sales of $9 million and $16 million in the third quarter and first nine months of 2012, respectively, compared to the same periods in 2011.
Neuromodulation

	Three Months Ended			Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	% Change	September 29, 2012	October 1, 2011	% Change
Neuromodulation products	$101	$102	(1.0)%	$310	$298	4.0%

Neuromodulation net sales decreased 1% during the third quarter of 2012 due to unfavorable foreign currency translation of $3 million (3 percentage points). Net sales during the first nine months of 2012 increased 4% compared to the same period in 2011 as a result of continued market acceptance of our products and sales growth in our neurostimulation devices that help manage chronic pain primarily associated with the Eon Mini™ platform and growing market acceptance of the Epiducer™ Lead Delivery system which gives physicians the ability to place multiple neurostimulation leads through a single entry point. Foreign currency translation had a $6 million (2 percentage point) unfavorable impact on NMD net sales during the first nine months of 2012 compared to the same prior year periods.

RESULTS OF OPERATIONS
Net sales

	Three Months Ended			Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	% Change	September 29, 2012	October 1, 2011	% Change
Net sales	$1,326	$1,383	(4.1)%	$4,131	$4,205	(1.8)%

Overall, net sales decreased 4% and 2% during the third quarter and first nine months of 2012 compared to the same prior year periods. Foreign currency translation had an unfavorable impact of $60 million and $114 million on the third quarter and first nine months of 2012 net sales, respectively, due primarily to the strengthening of the U.S. Dollar against the Euro. This amount is not indicative of the net earnings impact of foreign currency translation for the third quarter and first nine months of 2012 due to partially offsetting foreign currency translation impacts on cost of sales and operating expenses.
Net sales by geographic location of the customer were as follows (in millions):

	Three Months Ended		Nine Months Ended
Net Sales	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
United States	$640	$658	$1,969	$2,012
International
Europe	311	359	1,059	1,139
Japan	172	162	500	466
Asia Pacific	118	111	339	310
Other	85	93	264	278
	686	725	2,162	2,193
	$1,326	$1,383	$4,131	$4,205

Gross profit
	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Gross profit	$971	$1,013	$3,012	$3,075
Percentage of net sales	73.2%	72.7%	72.9%	73.1%

Gross profit for the third quarter of 2012 totaled $971 million, or 73.2% of net sales, compared to $1,013 million, or 72.7% of net sales for the third quarter of 2011. Gross profit for the first nine months of 2012 totaled $3,012 million, or 72.9% of net sales, compared to $3,075 million, or 73.1% of net sales for the first nine months of 2011. Our gross profit percentage for the third quarter and first nine months of 2012 was negatively impacted by restructuring special charges of $7 million (0.6 percentage points) and $46 million (1.1 percentage points), respectively, due to realigning our product divisions, centralizing certain support functions as well as ongoing restructuring charges related to our 2011 restructuring plan. Our gross profit percentage for the first nine months of 2011 was also negatively impacted by $29 million (or 0.7 percentage points) from inventory step-up amortization costs associated with our AGA Medical acquisition, and special charges of $7 million and $18 million (or 1.1 and 0.5 percentage points, respectively) during the third quarter and first nine months of 2011, respectively. Refer to “Special Charges” within the Results of Operations section for a more detailed discussion of these charges.

Selling, general and administrative (SG&A) expense
	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Selling, general and administrative	$456	$505	$1,440	$1,532
Percentage of net sales	34.4%	35.5%	34.9%	36.4%

SG&A expense for the third quarter of 2012 totaled $456 million, or 34.4% of net sales, compared to $505 million, or 35.5% of net sales, for the third quarter of 2011. SG&A expense for the first nine months of 2012 totaled $1,440 million, or 34.9% of net sales, compared to $1,532 million, or 36.4% of net sales, for the first nine months of 2011. The decrease in our SG&A expense as a percent of net sales during the third quarter and first nine months of 2012 was primarily driven by cost savings initiatives including the integration of the AGA Medial business into our CV division and the integration of our Neuromodulation domestic sales organization into our United States selling organization. Additionally, contract termination and international integration charges related to our AGA Medical acquisition negatively impacted SG&A expenses as a percent of net sales by 0.5 percentage points during both the third quarter and first nine months of 2011.

Research and development (R&D) expense
	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Research and development expense	$170	$176	$518	$528
Percentage of net sales	12.8%	12.2%	12.5%	12.5%

R&D expense in the third quarter of 2012 totaled $170 million, or 12.8% of net sales, compared to $176 million, or 12.2% of net sales, for the third quarter of 2011. R&D expense in the first nine months of 2012 totaled $518 million, or 12.5% of net sales, compared to $528 million, or 12.5% of net sales, for the first nine months of 2011. R&D expense as a percent of net sales remains consistent with prior periods, reflecting our continuing commitment to fund future long-term growth opportunities. We will continue to balance delivering short-term results with our investments in long-term growth drivers.

Purchased in-process research and development charges
During the second quarter of 2011, we recorded IPR&D charges of $4 million in conjunction with the purchase of intellectual property in our CRM segment since the related technological feasibility had not yet been reached and such technology had no future alternative use.

Special charges
	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Cost of sales special charges	$7	$7	$46	$18
Special charges	110	21	179	53
	$117	$28	$225	$71
We recognize certain transactions and events as special charges in our consolidated financial statements. These charges (such as restructuring charges, impairment charges and certain settlement or litigation charges) result from facts and circumstances that vary in frequency and impact on our results of operations. In order to enhance segment comparability and reflect management’s focus on the ongoing operations, special charges are not reflected in the individual reportable segments operating results.
2012 Business Realignment Plan: During the third quarter of 2012, we incurred charges of $74 million from the realignment of our product divisions into two new operating units: the Cardiovascular and Ablation Technologies Division (combining our Cardiovascular Division and Atrial Fibrillation Division) and the Implantable Electronic Systems Division (combining our Cardiac Rhythm Management Division and Neuromodulation Division). In addition, we are centralizing certain support functions, including information technology, human resources, legal, business development and certain marketing functions. The organizational changes are part of a comprehensive plan to accelerate our growth, reduce costs, leverage economies of scale and increase investment in product development. Of the $74 million recorded as special charges, we recognized $52 million of severance costs and other termination benefits; additionally, we recorded $22 million of accelerated depreciation charges and other costs primarily associated with information technology assets no longer expected to be utilized or with a limited remaining useful life. The 2012 business realignment plan is expected to reduce our global workforce by approximately 5% and result in total charges of $150 million to $200 million.
2011 Restructuring Plan: During 2011, we incurred charges totaling $163 million related to restructuring actions to realign certain activities in our CRM business and sales and selling support organizations. These actions included phasing out CRM manufacturing and R&D operations in Sweden, reductions in our workforce and rationalizing product lines. In connection with the staged phase-out of CRM manufacturing and R&D operations in Sweden, we began recognizing severance costs and other termination benefits for over 650 employees totaling $82 million during 2011. Additionally, we recognized $20 million of inventory obsolescence charges primarily associated with the rationalization of product lines across our business. We also recorded $26 million of impairment and accelerated depreciation charges, of which $12 million related to an impairment charge to write-down our CRM manufacturing facility in Sweden to its fair value. Additionally, we recognized $35 million of other restructuring charges primarily associated with CRM restructuring actions ($13 million of pension settlement charges associated with the termination of Sweden's defined benefit pension plan and $4 million of idle facility costs related to transitioning manufacturing operations out of Sweden) as well as $7 million of contract termination costs and $11 million of other costs.

During the first nine months of 2012, we incurred additional charges totaling $95 million related to the restructuring actions initiated during 2011. We recognized severance costs and other termination benefits of $36 million during the first nine months of 2012 for an additional 100 employees after management determined that such severance and benefits were probable and estimable. Of the $36 million recognized, $7 million was recognized during the third quarter of 2012. We also recognized $12 million of inventory obsolescence charges during the first half of 2012 primarily related with the rationalization of product lines in our CRM and NMD businesses. Additionally, we recognized $47 million of other restructuring charges which included $33 million of restructuring related charges (of which $11 million related to idle facility costs in Sweden). The remaining charges included $8 million of contract termination costs and $6 million of other costs. Of the $47 million in other restructuring charges, $13 million was recognized during the third quarter of 2012 (of which $4 million related to idle facility costs in Sweden).
Other Special Charges: During the third quarter of 2012, we recognized a $23 million impairment charge for certain developed technology intangible assets in our NMD division as our updated expectations for the future undiscounted cash flows did not exceed the carrying value of the related assets. Additionally, in the second quarter of 2012, we determined that certain intangible assets in our AF and CV businesses were considered impaired as their future expected undiscounted cash flows did not exceed the carrying value of the related assets. As a result, we recognized a $5 million impairment charge to write-down the intangible assets to their fair value. During the first nine months of 2012, we also agreed to settle a dispute on licensed technology for our Angio-Seal™ vascular closure devices. In connection with this settlement, which resolved all disputed claims and included a fully-paid perpetual license, we recognized a $28 million settlement expense.
Refer to Note 7 of the Condensed Consolidated Financial Statements for additional detail associated with these special charges.

Other income (expense), net
	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Interest income	$1	$1	$3	$3
Interest expense	(18)	(17)	(55)	(52)
Other	(2)	(4)	(15)	(23)
Total other income (expense), net	$(19)	$(20)	$(67)	$(72)
The favorable change in other income (expense) during the first nine months of 2012 compared to the first nine months of 2011 is a result of $14 million of realized gains recognized from the sale of available-for-sale securities.
Income taxes

	Three Months Ended		Nine Months Ended
(as a percent of pre-tax income)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Effective tax rate	18.5%	21.9%	21.8%	20.9%

Our effective income tax rate was 18.5% and 21.9% for the third quarter of 2012 and 2011, respectively, and 21.8% and 20.9% for the first nine months of 2012 and 2011, respectively. Our effective tax rate for the third quarter and first nine months of 2012 does not include the impact of the federal research and development tax credit (R&D tax credit), as the R&D tax credit has not yet been extended for 2012. As a result, our effective tax rate for the third quarter and first nine months of 2012 was negatively impacted by 1.5 and 1.6 percentage points, respectively. Additionally, special charges during the third quarter and first nine months of 2012 favorably impacted our effective tax rate by 4.6 and 1.4 percentage points, respectively, compared to the third quarter and first nine months of 2011.

LIQUIDITY
We believe that our existing cash balances, future cash generated from operations and available borrowing capacity under our $1.5 billion long-term committed credit facility (Credit Facility) and related commercial paper program will be sufficient to fund our operating needs, working capital requirements, R&D opportunities, capital expenditures, debt service requirements and shareholder dividends over the next 12 months and in the foreseeable future thereafter. We do not have any senior note debt maturities until September 2013. After 2013, the majority of our remaining debt portfolio matures after January 14, 2016.

We believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital should suitable investment and growth opportunities arise. Our credit ratings are investment grade. We monitor capital markets regularly and may raise additional capital when market conditions or interest rate environments are favorable.
At September 29, 2012, substantially all of our cash and cash equivalents was held by our non-U.S. subsidiaries. A portion of these foreign cash balances are associated with earnings that are permanently reinvested and which we plan to use to support our continued growth plans outside the United States through funding of operating expenses, capital expenditures and other investment and growth opportunities. The majority of these funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practical to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate funds held by our non-U.S. subsidiaries.
We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the most recently completed quarter) increased from 88 days at December 31, 2011 to 93 days at September 29, 2012. Our DIOH (ending net inventory divided by average daily cost of sales for the most recently completed six months) increased from 147 days at December 31, 2011 to 160 days at September 29, 2012. Special charges recognized in cost of sales in the six months ended September 29, 2012 reduced our September 29, 2012 DIOH by 5 days. Special charges recognized in cost of sales in the last half of 2011 reduced our December 31, 2011 DIOH by 7 days.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (in millions):

	Nine Months Ended
	September 29, 2012	October 1, 2011
Net cash provided by (used in):
Operating activities	$939	$941
Investing activities	(197)	(268)
Financing activities	(677)	(207)
Effect of currency exchange rate changes on cash and cash equivalents	—	(6)
Net increase in cash and cash equivalents	$65	$460
Operating Cash Flows
Cash provided by operating activities was $939 million during the first nine months of 2012, compared to $941 million during the first nine months of 2011. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, accounts payable, accrued liabilities and income taxes payable.
Investing Cash Flows
Cash used in investing activities was $197 million during the first nine months of 2012 compared to $268 million during the same period last year. Our purchases of property, plant and equipment totaled $188 million and $236 million during the first nine months of 2012 and 2011, respectively, primarily reflecting our continued investment in our product growth platforms currently in place.
Financing Cash Flows
Cash used in financing activities was $677 million during the first nine months of 2012 compared to $207 million in the first nine months of 2011. Our financing cash flows can fluctuate significantly depending upon our liquidity needs, stock repurchases and the amount of stock option exercises. During the first nine months of 2012, we repurchased $300 million of our common stock, which was financed primarily with cash generated from operations. Additionally, we had net commercial paper payments of $272 million. During the first nine months of 2011, we repurchased $809 million of our common stock, which was financed with cash generated from operations and net commercial paper issuances of $445 million. Proceeds from the exercise of stock options and stock issued provided cash inflows of $106 million and $286 million during the first nine months of 2012 and 2011, respectively. We also paid $212 million of cash dividends to shareholders in the first nine months of

2012 that consisted of three quarterly dividend payments, compared to two quarterly dividend payments totaling $138 million during the first nine months of 2011.

DEBT AND CREDIT FACILITIES
We have a long-term $1.5 billion committed Credit Facility used to support our commercial paper program and for general corporate purposes. The Credit Facility expires in February 2015. Borrowings under this facility bear interest initially at LIBOR plus 0.875%, subject to adjustment in the event of a change in our credit ratings. Commitment fees under this Credit Facility are not material. There were no outstanding borrowings under the Credit Facility as of September 29, 2012 or December 31, 2011.
Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. At December 31, 2011 we had an outstanding commercial paper balance of $272 million. As of September 29, 2012, we had no outstanding commercial paper balance. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. Our predominant historical practice has been to issue commercial paper (up to the amount backed by available borrowings capacity under the Credit Facility), as our commercial paper has historically been issued at lower interest rates.
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
In December 2010, we issued our $500 million principal amount 5-year, 2.50% unsecured senior notes (2016 Senior Notes). The majority of the net proceeds from the issuance of the 2016 Senior Notes was used for general corporate purposes including the repurchase of our common stock. Interest payments are required on a semi-annual basis. We may redeem the 2016 Senior Notes at any time at the applicable redemption price. The 2016 Senior Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness.
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
In April 2010, we issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $164 million at September 29, 2012) and 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $105 million at September 29, 2012). Interest payments on the 2.04% Yen Notes and 1.58% Yen Notes are required on a semi-annual basis and the principal amounts recorded on the balance sheet fluctuate based on the effects of foreign currency translation.
In March 2011, we borrowed 6.5 billion Japanese Yen under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The outstanding 6.5 billion Japanese Yen balance was the equivalent of $84 million at September 29, 2012. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at the Yen LIBOR plus 0.275% and mature in June 2013, and the other half of the borrowings bear interest at the Yen LIBOR plus 0.25% and mature in March 2013. The maturity dates of each credit facility automatically extend for a one-year period, unless we elect to terminate the credit facility.
Our Credit Facility and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 60% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the Credit Facility, our senior notes and Yen Notes we also have certain limitations on how we conduct our business, including limitations on additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of September 29, 2012.

SHARE REPURCHASES
On October 17, 2012, our Board of Directors authorized a share repurchase program of up to $300 million of our outstanding common stock. We began repurchasing shares on October 19, 2012 and completed the repurchases under the program on November 6, 2012, repurchasing 7.7 million shares for $300 million at an average repurchase price of $38.99 per share.
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

Board of Directors’ Dividend Authorization Date	Shareholders’ Record Date	Dividend Payable Date	Cash Dividends Declared Per Share

February 24, 2012	March 30, 2012	April 30, 2012	$0.23
May 2, 2012	June 29, 2012	July 31, 2012	$0.23
August 1, 2012	September 28, 2012	October 31, 2012	$0.23
Dividends declared per share for the nine months ended September 29, 2012			$0.69

COMMITMENTS AND CONTINGENCIES
We have certain contingent commitments to acquire various businesses involved in the distribution of our products and to pay other contingent acquisition consideration payments. While it is not certain if and/or when these payments will be made, as of September 29, 2012, we could be required to pay approximately $10 million in future periods to satisfy such commitments. A description of our contractual obligations and other commitments is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2011 Annual Report on Form 10-K. We have no off-balance sheet financing arrangements other than that previously disclosed in our 2011 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENTS
In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast,” “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in the sections entitled Off-Balance Sheet Arrangements and Contractual Obligations and Market Risk in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2011 Annual Report on Form 10-K and in Part II, Item 1A, Risk Factors of this Quarterly Report of Form 10-Q, as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth as follows.

1	.
Any legislative or administrative reform to the U.S. Medicare or Medicaid systems or international reimbursement systems that significantly reduces reimbursement for procedures using our medical devices or denies coverage for such procedures, as well as adverse decisions relating to our products by administrators of such systems on coverage or reimbursement issues.

2	.	Assertion, acquisition or grant of key patents by or to others that have the effect of excluding us from market segments or requiring us to pay royalties.
3	.	Economic factors, including inflation, contraction in capital markets, changes in interest rates and changes in foreign currency exchange rates.
4	.	Product introductions by competitors that have advanced technology, better features or lower pricing.
5	.	Price increases by suppliers of key components, some of which are sole-sourced.
6	.
A reduction in the number of procedures using our devices caused by cost-containment pressures, publication of adverse study results, initiation of investigations of our customers related to our devices or the development of or preferences for alternative therapies.

7	.
Safety, performance or efficacy concerns about our products, many of which are expected to be implanted for many years, some of which may lead to recalls and/or advisories with the attendant expenses and declining sales.

8	.
Declining industry-wide sales caused by product quality issues or recalls or advisories by us or our competitors that result in loss of physician and/or patient confidence in the safety, performance or efficacy of sophisticated medical devices in general and/or the types of medical devices recalled in particular.

9	.
Changes in laws, regulations or administrative practices affecting government regulation of our products, such as FDA regulations, including those that decrease the probability or increase the time and/or expense of obtaining approval for products or impose additional burdens on the manufacture and sale of medical devices.

10	.
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

11	.	Our ability to fund future product liability losses related to claims made subsequent to becoming self-insured.
12	.
Severe weather or other natural disasters that can adversely impact customers purchasing patterns and/or patient implant procedures or cause damage to the facilities of our critical suppliers or one or more of our facilities, such as an earthquake affecting our facilities in California or a hurricane affecting our facilities in Puerto Rico.

13	.	Healthcare industry changes leading to demands for price concessions and/or limitations on, or the elimination of, our ability to sell in significant market segments.
14	.	Adverse developments in investigations and governmental proceedings.
15	.	Adverse developments in litigation, including product liability litigation, patent or other intellectual property litigation, qui tam litigation or shareholder litigation.
16	.	Inability to successfully integrate the businesses that we have acquired in recent years and that we plan to acquire.
17	.	Failure to successfully complete or unfavorable data from clinical trials for our products or new indications for our products and/or failure to successfully develop markets for such new indications.
18	.	Changes in accounting rules or tax laws that adversely affect our results of operations, financial position or cash flows.
19	.
The disruptions in the financial markets and the economic downturn that adversely impact the availability and cost of credit and customer purchasing and payment patterns, including the collectability of customer accounts receivable.

20	.
Conditions imposed in resolving, or any inability to timely resolve, any regulatory issues raised by the FDA, including Form 483 observations or warning letters, as well as risks generally associated with our regulatory compliance and quality systems.

21	.
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

22	.	Our inability to realize the expected benefits from our restructuring initiatives and continuous improvement efforts and the negative unintended consequences such activity could have.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since December 31, 2011 in our market risk. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2011 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES
As of September 29, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2012.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

take a significant amount of time,
require the expenditure of substantial resources,
involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance, involve modifications, repairs or replacements of our products, and result in limitations on the indicated uses of our products.

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

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. For example, we are required to comply with the FDA's Quality System Regulation (QSR), which mandates that manufacturers of medical devices adhere to certain quality assurance requirements pertaining to, among other things, validation of manufacturing processes, controls for purchasing product components, and documentation practices. As another example, the Federal Medical Device Reporting regulation requires us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, that a malfunction occurred which would be likely to cause or contribute to a death or serious injury upon recurrence. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA, which may result in observations on Form 483, and in some cases warning letters, that require corrective action. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize such medical devices, order a recall, repair, replacement, or refund of such devices, or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA has been increasing its scrutiny of the medical device industry and the government is expected to continue to scrutinize the industry closely with inspections, and possibly enforcement actions, by the FDA or other agencies. Additionally, the FDA may restrict manufacturing and impose other operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our financial condition and results of operations.

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

Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to even more rigorous regulation by foreign governmental authorities in the future. Penalties for a company's noncompliance with foreign governmental regulation could be severe, including revocation or suspension of a company's business license and criminal sanctions. Any domestic or foreign governmental medical device law or regulation imposed in the future may have a material adverse effect on our financial condition and business operations.
Our products are continually the subject of clinical trials conducted by us, our competitors or other third parties, the results of which may be unfavorable, or perceived as unfavorable by the market, and could have a material adverse effect on our business, financial condition and results of operations.
As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market's or FDA's perception of this clinical data, may adversely impact our ability to obtain product approvals, the size of the markets in which we participate, our position in, and share of, the markets in which we participate and our business, financial condition and results of operations.
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
The outcome of product liability litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate monetary amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The final resolution of these types of litigation matters may take a number of years and we cannot reasonably estimate the time frame in which any potential settlements or judgments would be paid out or the amounts of any such settlements or judgments. In addition, the cost to defend any future product liability claims may be significant. Any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered under our previously-issued product liability insurance policies and existing litigation reserves could have a material adverse effect on our results of operations, financial position and cash flows.

Our self-insurance program may not be adequate to cover future losses.
Consistent with the predominant practice in our industry, we do not currently maintain or intend to maintain any insurance policies with respect to product liability in the future. We will continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage in the future. We believe that our self-insurance program, which is based on historical loss trends, will be adequate to cover future losses, although we can provide no assurances that this will remain true as historical trends may not be indicative of future losses. These losses could have a material adverse impact on our results of operations, financial condition and cash flows.
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
Major third-party payors for healthcare provider services in the United States and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to healthcare provider charges for services performed and in the shifting of services between inpatient and outpatient settings. Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in several countries in which we do business. Implementation of healthcare reforms in the United States and in significant overseas markets such as Germany, Japan and other countries may limit the price or the level at which reimbursement is provided for our products and adversely affect both our pricing flexibility and the demand for our products. Healthcare providers may respond to such cost-containment pressures by substituting lower cost products or other therapies for our products.
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
As part of our strategy to develop and identify new products and technologies, we have made several acquisitions in recent years and may make additional acquisitions in the future. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of management's time that cannot then be dedicated to other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so. If our acquisitions are not successful, we may record unexpected impairment charges. Factors that will affect the success of our acquisitions include:

the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;
adverse developments arising out of investigations by governmental entities of the business practices of acquired companies;
any decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies' product lines and sales and marketing practices, including price increases;
our ability to retain key employees; and

the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company's products, achieving cost savings and effectively combining technologies to develop new products.

We may not realize the expected benefits from our restructuring initiatives and continuous improvement efforts, and they may result in unintended adverse impacts to our business.

In May 2011, we announced a restructuring plan that included phasing out CRM manufacturing and research and development operations in Sweden, reducing the Company's workforce and rationalizing product lines. Additionally, in August 2012, we announced a business realignment plan to restructure our product divisions into two new operating units as well as restructure certain support functions by centralizing information technology, human resources, legal, business development and certain marketing functions. The actions initiated under these restructuring plans included workforce reductions, the transfer of certain product lines, the disposal of inventory and long-lived assets and other efforts to streamline our business.
In August 2012, we announced another restructuring plan to realign our product divisions into two new operating units:  the Cardiovascular and Ablation Technologies Division (combining CV and AF) and the Implantable Electronic Systems Division (combining CRM and NMD).  In connection with this most recent restructuring, we also announced the centralization of several of our support functions, including information technology, human resources, legal, business development and certain marketing functions.

While these changes are part of a comprehensive plan to, among other things, accelerate our growth, reduce costs and leverage economies of scale, these actions and potential future restructuring actions could yield unintended consequences, such as distraction of management and employees, business disruption, reduced employee morale and productivity and unexpected additional employee attrition, including the inability to attract or retain key personnel. These consequences could negatively affect our business, financial condition and results of operations. We cannot guarantee that these recent restructuring measures, or other restructuring actions and expense reduction measures we take in the future, will result in the expected cost savings and additional operating efficiency we hope to achieve.
The success of many of our products depends upon strong relationships with physicians and other healthcare professionals.
If we fail to maintain our working relationships with physicians and other healthcare professionals, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products. The research, development, marketing and sales of many of our new and improved products is dependent upon our maintaining working relationships with physicians as well as other healthcare professionals, including hospital purchasing agents, who are becoming increasingly instrumental in making purchasing decisions for our products. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and the marketing and sale of our products. Physicians also assist us as researchers, marketing consultants, product consultants, inventors and as public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing and sales of our products could suffer, which could have a material adverse effect on our financial condition and results of operations.
Instability in international markets or foreign currency fluctuations could adversely affect our results of operations.
Our products are currently marketed in more than 100 countries around the world, with our largest geographic markets outside of the United States being Europe, Japan and Asia Pacific. As a result, we face currency and other risks associated with our international sales. We are exposed to foreign currency exchange rate fluctuations due to transactions denominated primarily in Euros, Japanese Yen, Canadian Dollars, Australian Dollars, Brazilian Reals, British Pounds and Swedish Kronor, which may potentially reduce the U.S. Dollars we receive for sales denominated in any of these foreign currencies and/or increase the U.S. Dollars we report as expenses in these currencies, thereby affecting our reported consolidated revenues, profit margins and results of operations. Fluctuations between the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of currency exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the volatility of currency exchange rates.
In addition to foreign currency exchange rate fluctuations, there are a number of additional risks associated with our international operations, including those related to:

the imposition of or increase in import or export duties, surtaxes, tariffs or customs duties;
the imposition of import or export quotas or other trade restrictions;
foreign tax laws and potential increased costs associated with overlapping tax structures;
compliance with import/export laws;
longer accounts receivable cycles in certain foreign countries, whether due to cultural, economic or other factors;
changes in regulatory requirements in international markets in which we operate; and

economic and political instability in foreign countries, including concerns over excessive levels of sovereign debt and budget deficits in countries where we market our products that could result in an inability to pay or timely pay outstanding payables.

Current economic conditions could adversely affect our results of operations.
The global financial crisis that began in late 2007 caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in the global economy, and these and other factors beyond our control may adversely affect our ability to borrow money in the credit markets and to obtain financing for acquisitions or other general corporate and commercial purposes. The global recession and disruption of the financial markets has further led to concerns over the solvency and liquidity of certain European Union member states, including Greece, Ireland, Spain, Portugal and Italy. On August 5, 2011, Standard & Poor's downgraded the U.S. credit rating to AA+ from its top rank of AAA. The current budget deficit concerns have increased the possibility of other credit rating agency downgrades which could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world.
Upheaval in the financial markets can affect our business through its effects on general levels of economic activity, employment and customer behavior. The recovery from the recent recession in the United States has been below historic averages and the unemployment rate is expected to remain high for some time. Inflation has fallen over the last several years, but is now rising, and Central Banks around the world have begun tightening monetary conditions to attempt to control inflation. Proposed cuts in federal spending over the next decade could result in cuts to, and restructuring of, entitlement programs such as Medicare and aid to states for Medicaid programs. Our hospital customers rely heavily on Medicare and Medicaid programs to fund their operations. Any cuts to these programs could negatively affect the business of our customers and our business. As a result of recent or future poor economic conditions, our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products or to pay for products they do purchase or have purchased on a timely basis, if at all. While the economic environment has begun to show signs of improvement, the strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our net sales, average selling prices, profit margins, procedural volumes and reimbursement rates from third party payors. In addition, the current economic conditions may adversely affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products.
On February 21, 2012, an agreement was reached between the Greek government and the European Union and International Monetary Fund whereby creditors would swap existing Greek government bonds for new bonds with a significant reduction in face value, a longer term and lower interest rates. This agreement, among other macroeconomic and factors specific to the distributor, negatively impacted the solvency and liquidity of the Company's Greek distributor, raising significant doubt regarding the collectability of our outstanding accounts receivable balance of approximately $56 million. We have also experienced longer collection cycles for trade receivables in certain European member states, particularly in Southern Europe. Although we still expect to fully collect these receivables, there can be no assurances that additional negative economic disruptions and slowdowns in Europe may result in us not fully collecting these receivables, adversely affecting our cash flows, financial position and results of operations. Additional prolongation of the economic disruptions in Europe may negatively impact reimbursement rates and procedural volumes and adversely affect our business and results of operations.
The medical device industry and its customers are often the subject of governmental investigations into marketing and other business practices. Investigations against us could result in the commencement of civil and/or criminal proceedings, substantial fines, penalties and/or administrative remedies, divert the attention of our management and have an adverse effect on our financial condition and results of operations. Investigations of our customers may adversely affect the size of our markets.
We are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities have been increasing their scrutiny of our industry. We have received subpoenas and other requests for information from state and federal governmental agencies, including, among others, the U.S. Department of Justice (DOJ) and the Office of

Inspector General of the Department of Health and Human Services (OIG). These investigations have related primarily to financial arrangements with health care providers, regulatory compliance and product promotional practices.
In March 2010, we received a Civil Investigative Demand (CID) from the Civil Division of the U.S. Department of Justice (DOJ). The CID requests documents and sets forth interrogatories related to communications by and within our company on various indications for tachycardia implantable cardioverter defibrillator systems (ICDs) and a National Coverage Decision issued by Centers for Medicare and Medicaid Services. Similar requests were made of our major competitors. In addition, on August 31, 2012 we received a CID from the Civil Division of the DOJ requesting documents related to our Riata® and Riata ST® silicone-insulated products.  The CID appears to relate to a review of whether circumstances surrounding our Riata® and Riata ST® defibrillator lead products caused the submission of false claims to federal healthcare programs.  Finally, on September 20, 2012, the Office of Inspector General for the Department of Health and Human Services (OIG) issued a subpoena requiring us to produce certain documents related to payments made by our company to healthcare professionals practicing in California, Florida, and Arizona, as well as policies and procedures related to payments made by our company to non-employee healthcare professionals.
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
Regulatory actions arising from the concern over Bovine Spongiform Encephalopathy (BSE) may limit our ability to market products containing bovine material.
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

We are in the process of converting to a new ERP system. Failure to smoothly execute the implementation of the ERP system could adversely affect the Company's business, financial condition and results of operations.
Our business, financial condition, results of operations and cash flows could be significantly and adversely affected by recent healthcare reform legislation and other administration and legislative proposals.
The Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act were enacted into law in March 2010. As a U.S. headquartered company with significant sales in the United States, this health care reform law will materially impact us as well as the U.S. economy. Certain provisions of the law will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the law. The law does levy a 2.3% excise tax on the majority of our U.S. medical device sales beginning in 2013. Our U.S. net sales represented approximately 47% of our worldwide consolidated net sales in 2011 and we still expect the new tax will materially and adversely affect our business, cash flows and results of operations. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value‐based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition and results of operations.
We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our results of operations and financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as past proposals by the Obama administration, if enacted, could have a significant adverse impact on our future results of operations. In addition, recent health care legislation levies a 2.3% excise tax on the majority of our U.S. medical device sales beginning in 2013.

Item 6.	EXHIBITS

Exhibit
No.	Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended September 29, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

November 6, 2012	/s/ DONALD J. ZURBAY
DATE	DONALD J. ZURBAY
Vice President, Finance
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

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended September 29, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

# Filed as an exhibit to this Quarterly Report on Form 10-Q.