Form 10-K
period 2012-12-29
ST JUDE MEDICAL INC
filed 2013-02-26
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐           No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $12.5 billion at June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), when the closing sale price of such stock, as reported on the New York Stock Exchange, was $39.91 per share.
The registrant had 282,871,216 shares of its $0.10 par value Common Stock outstanding as of February 22, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 29, 2012 are incorporated by reference into Parts I and II. Portions of the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.	BUSINESS

General

St. Jude Medical, Inc. develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas and neurostimulation medical devices for the management of chronic pain. Our principal products in each therapy area are as follows: Cardiac Rhythm Management – tachycardia implantable cardioverter defibrillator systems (ICDs) and bradycardia pacemaker systems (pacemakers); Cardiovascular – vascular products, which include vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs and other vascular accessories, and structural heart products, which include heart valve replacement and repair products and structural heart defect devices; Atrial Fibrillation – electrophysiology (EP) introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems; and Neuromodulation – neurostimulation products, which include spinal cord and deep brain stimulation devices. References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.

On August 30, 2012, we announced the realignment of our product divisions into two new operating divisions: the Cardiovascular and Ablation Technologies Division (CATD) (combining our legacy Cardiovascular (CV) and Atrial Fibrillation (AF) product divisions) and the Implantable Electronic Systems Division (IESD) (combining our Cardiac Rhythm Management (CRM) and Neuromodulation (NMD) product divisions). In addition, we centralized certain support functions, including information technology, human resources, legal, business development and certain marketing functions. While this divisional realignment was effective August 30, 2012, we have continued to report under our legacy operating segment structure for internal management financial forecasting and reporting purposes through the end of our 2012 fiscal year. We will report under the new organizational structure effective the beginning of fiscal year 2013.
We market and sell our products through both a direct sales force and independent distributors. The principal geographic markets for our products are the United States, Europe, Japan and Asia Pacific. St. Jude Medical was incorporated in Minnesota in 1976.
We have aggregated our four operating segments into two reportable segments based primarily upon their similar operational and economic characteristics: CRM/NMD and CV/AF. Our performance by reportable segment is included in Note 14 of the Consolidated Financial Statements in the Financial Report included in our 2012 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.
We utilize a 52/53-week fiscal year ending on the Saturday nearest December 31st. Fiscal years 2012, 2011 and 2010 consisted of 52 weeks and ended on December 29, 2012, December 31, 2011 and January 1, 2011, respectively.
The table below shows net sales and percentage of total net sales contributed by each of our four operating segments for fiscal years 2012, 2011 and 2010:

Net Sales (in millions)	2012	2011	2010
Cardiac Rhythm Management	$2,854	$3,034	$3,040
Cardiovascular	1,328	1,337	1,036
Atrial Fibrillation	898	822	708
Neuromodulation	423	419	380
	$5,503	$5,612	$5,164
Percentage of Total Net Sales	2012	2011	2010
Cardiac Rhythm Management	51.9%	54.1%	58.9%
Cardiovascular	24.1%	23.8%	20.1%
Atrial Fibrillation	16.3%	14.6%	13.7%
Neuromodulation	7.7%	7.5%	7.3%
In March 2010, significant U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act (PPACA) along with the Health Care and Education Reconciliation Act of 2010 was enacted into law. As a U.S. headquartered company with significant sales in the United States, this health care reform law will materially impact us. Certain provisions of the health care reform are not effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the legislation. The law does levy a 2.3% excise tax on all U.S. medical device sales beginning in 2013. Our U.S. net sales represented approximately 47% of our worldwide consolidated net sales in 2012 and we still expect the new tax will materially and adversely affect our business, cash flows and results of operations. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what impacts these provisions will have on patient access to new technologies. The Medicare provisions also include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.
We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our net sales relate to CRM devices – ICDs and pacemakers. The 2011 ICD market in the United States was negatively impacted by a decline in implant volumes and pricing resulting from the publication of an ICD utilization article in January 2011 in the Journal of the American Medical Association and subsequent hospital investigation by the U.S. Department of Justice. During the current year, the U.S. ICD market has continued to experience these negative impacts and we estimate the 2012 U.S. ICD market has contracted at a mid-single-digit percentage rate from the 2011 comparable period. While the long-term impact on the CRM market is uncertain, management remains focused on increasing our worldwide CRM market share, as we are one of three principal manufacturers and suppliers in the global CRM market. We are also investing in our other three major therapy areas – cardiovascular, atrial fibrillation and neuromodulation – to increase our market share in these markets and grow sales through continued market penetration.
Principal Products
Cardiac Rhythm Management: CRM focuses on the research, development and manufacture of products for cardiac arrhythmias, or irregular heartbeats. Our CRM product line includes ICDs that provide life-saving therapy to patients suffering from lethal heart conditions, such as sudden cardiac arrest; cardiac resynchronization therapy (CRT) devices to save and improve the lives of patients suffering from heart failure (HF); pacemakers to help patients whose hearts beat too slowly or who suffer from other debilitating cardiac arrhythmias; leads (wires that connect our devices to the heart) to carry electrical impulses to the heart and provide information from the heart to the device; implantable loop recorders that monitor a patient's heart rhythm over a set period of time in order to provide important information into underlying pathologies such as bradycardia, atrial fibrillation and other cardiac arrhythmias; and programmers and remote monitoring equipment which are used by physicians and healthcare professionals to program our CRM devices and analyze device data to improve patient management.

Our ICDs and cardiac resynchronization therapy defibrillator (CRT-D) devices treat patients with hearts that beat inappropriately fast, a condition known as tachycardia. ICDs monitor the heartbeat and deliver high energy electrical impulses, or “shocks,” to treat potentially lethal, abnormally fast heart rhythms (ventricular tachycardia (VT) and ventricular fibrillation (VF)), which often lead to sudden cardiac death (SCD). In VT, the lower chambers of the heart (ventricles) contract at an abnormally rapid rate and typically deliver less blood to the body's tissues and organs. VT can progress to VF, in which the heart beats so rapidly and erratically that it can no longer pump blood. A CRT-D device resynchronizes the beating of the ventricles, which often beat out of sync in heart failure patients, and provides back up treatment for SCD, which is a risk factor associated with certain types of heart failure. Cardiac resynchronization therapy can improve the quality of life for many patients with heart failure, a progressive condition in which the heart weakens and loses its ability to pump an adequate supply of blood. ICDs and CRT-Ds are typically implanted underneath the collarbone and connected to the heart by leads that deliver electrical impulses to the heart, regulating its rhythm.

During 2012, we received U.S. Food and Drug Administration (FDA) and European CE Mark approval for the Ellipse® ICD as well as the Assura® family of ICD and CRT-D devices. The Assura® family of high-voltage devices features both ICD models (Fortify Assura™) and CRT-D models (Unify Assura™ for bi-polar CRT-D and Quadra Assura™ for quadripolar CRT-D). The Ellipse® ICD is a high energy ICD denoted for its small size while the Assura® family has a high energy output, with a maximum output of 40 Joules. Both Ellipse® and Assura® devices feature advanced algorithms for discerning which arrhythmias need defibrillation therapy. Our DecisionTx® programming feature has demonstrated that over 98 percent of our patients have been free of inappropriate shocks for two years post implant. These new ICDs also offer the new SecureSense® algorithm that can both detect and notify the patient and/or physician of potential lead problems.

The Assura® families also include our Unify Quadra® CRT-D device (FDA approval in November 2011 and European CE Mark approval in March 2011) and our Quartet® LV (left ventricular) lead (FDA approval in November 2011 and European CE Mark approval in September 2009). St. Jude Medical's Unify Quadra®, Quadra Assura™ and Promote Quadra® represent our quadripolar pacing systems and are available worldwide. These quadripolar pacing systems allow physicians more options to address pacing complications without the need to reposition a lead surgically.

The Assura family replaces our Unify® CRT-D and Fortify® ICD devices (FDA approval in May 2010 and European CE Mark approval in January 2010). The Unify and Fortify devices were significantly smaller in size than previous devices, offered improved longevity and provided high energy electrical impulse capability for life saving therapy when needed. All of our high-voltage device families are available with the DF4 connector that allows a single defibrillation lead connection between an ICD or CRT-D device and the heart, reducing the procedure time and volume of leads implanted in the chest cavity.

With the introduction of the Unify and Fortify families of devices, we discontinued legacy offerings such as Current Accel® and Promote Accel® devices (FDA approval in February 2010 and European CE Mark approval in March 2009) as options for new implants in most countries; however, we continue to offer Current Plus® and Promote Plus® worldwide. In addition, the Fortify™ ST (European CE Mark approval in January 2010) and Ellipse® ST ICDs (models commercialized outside the U.S. only) are capable of continuously monitoring the electrical changes between heartbeats, providing physicians insight into clinical events to help improve patient management.

Our ICDs are used with the single and dual-shock electrode transvenous defibrillation leads. Our latest ICD lead offerings include the Durata® SJ4 (FDA approval in April 2009) and Durata™ high-voltage lead (FDA approval in September 2007), which feature design changes from previous generations targeted to enhance reliability and improve implant performance. The Durata leads, along with the Riata® ST Optim® leads (FDA approval in July 2006), feature our exclusive Optim® insulation material that combines the durability of polyurethane and the softness of silicone. Optim® insulation has demonstrated a statistically significant reduction in the incidence of insulation abrasion when compared to our previous silicone insulated leads. We now have Optim® insulation available in all of our lead segments and have phased out our older silicone insulated leads in favor of the improved reliability of Optim® insulated leads.

Our current portfolio of CRT leads includes the Quartet® LV lead (FDA approval in November 2011 and European CE Mark approval in September 2009) as well as the smaller diameter lead, QuickFlex® µ (micro) LV lead (FDA approval in May 2010 and European CE Mark approval in September 2008). Both the Quartet® and QuickFlex® µ are Optim® insulated leads. The Quartet lead features four electrodes spaced over 4.7 centimeters, enabling up to 10 pacing configurations. Multiple pacing configurations allow the physician to implant the lead in the most stable position without sacrificing electrical performance. It also provides the physician more alternatives to pace closer to the base of the left ventricle, which recent studies associate with better patient outcomes, than traditional bipolar leads. The quadripolar pacing electrodes also provide physicians more options to optimize CRT performance, such as pacing around scar tissue in the heart and potentially avoiding more common pacing complications. For improved LV lead implantation, we also offer our CPS Aim® SL (FDA approval in July 2009 and European CE Mark in April 2009) and CPS Direct® SL II (FDA approval in August 2009 and European CE Mark approval in September 2009) slittable LV lead delivery tools designed to offer safe and efficient implantation procedures. We also provide additional tools for the placement of LV leads, including the CPS Luminary®, CPS Duo®, CPS Courier® guidewires and the CPS Venture® wire control catheter.

Our pacemakers treat patients with hearts that beat too slowly, a condition known as bradycardia. Similar to ICDs, pacemakers are typically implanted underneath the collarbone, monitor heart rate and, when necessary, deliver low-voltage electrical impulses to stimulate an appropriate heartbeat. Single-chamber pacemakers sense and stimulate only one chamber of the heart (atrium or ventricle), while dual-chamber devices can sense and pace both the upper atrium and lower ventricle chambers. Biventricular pacemakers can sense and pace in three chambers (atrium and both ventricle chambers).

In 2011, we introduced the AccentMRI® pacemaker family in Europe and certain markets in Asia. The AccentMRI® system features the AccentMRI® pacemaker devices and the TendrilMRI® lead with added filtering capabilities for safety during an MRI scan. In combination, the AccentMRI® pacemaker and the TendrilMRI® lead allow for a full-body MRI scan with no scan-zone or power restrictions. Additionally, the system includes the MRI activator to minimize changes in workflow prior to and immediately after an MRI scan. We have initiated an Investigational Device Exemption (IDE) trial in the U.S. to further study the safety of the AccentMRI® system in order to gain U.S. approval.

In 2009, we received approval (FDA approval in July 2009 and European CE Mark approval in April 2009) of our Accent® radio frequency (RF) pacemaker and Anthem® RF CRT-P (cardiac resynchronization therapy pacemaker). The Accent® and

Anthem® product families feature RF telemetry that enables secure, wireless communication between the implanted device and the programmer used by the clinician, allowing for more efficient and convenient care and device management.

Our other pacing products include the Zephyr® and Sustain™ family of pacemakers. The Zephyr® family of pacemakers (FDA approval in May 2007) includes automated features to simplify device follow-up. All standard follow-up tests may be done automatically by the device. The Zephyr® family of pacemakers includes functionality to reduce unnecessary ventricular pacing through our Ventricular Intrinsic Preference (VIPTM) algorithm. In 2011, we received approval (FDA approval in June 2011 and European CE Mark approval in September 2011) for our Sustain™ family of value tier devices. The Sustain™ family models maintain the therapeutic features of previous St. Jude Medical pacemakers, including the AF Suppression™ algorithm and the Beat-by-Beat™ AutoCapture™ Pacing System. This family offers atrial tachycardia and atrial fibrillation arrhythmia diagnostics. These features are designed to help physicians better manage pacemaker patients suffering from atrial fibrillation-the world's most common cardiac arrhythmia. We also offer the Microny® II SR+ and Microny® K. These small-sized pacemakers are available worldwide. Our current pacing leads include the Optisense® Optim, Tendril® ST Optim, Tendril® STS Optim lead families and the IsoFlex® Optim, passive-fixation lead families, all available worldwide. All of these lead families feature steroid elution (to suppress the body's inflammatory response to a foreign object, such as a pacing lead) as well as our exclusive Optim® insulation. Our Optisense® leads offer an electrode spacing technology that has been clinically proven to significantly reduce far-field over-sensing and inappropriate mode switching.

Our CRM devices interact with an external device referred to as a programmer. A programmer has two general functions. At the time of implant, the programmer is used to establish the initial therapeutic settings of these devices as determined by the physician. Later, the programmer is used for patient follow-up visits (which usually occur every three to twelve months based on patient need) to download stored diagnostic information from the implanted device for physicians to verify appropriate therapeutic settings. Since the introduction of programmable pacemakers, all CRM device manufacturers, including St. Jude Medical, have retained title to their programmers, which are used by their field sales force or by physicians, nurses or technicians.

In April 2006, we received FDA approval for the first software module of our Merlin™ Patient Care System, a universal programmer for St. Jude Medical ICDs and pacemakers. The Merlin Patient Care System features a larger display, built-in full-size printer, touch screen and an advanced user interface designed for efficient and effective in-clinic patient follow-up. This programmer has had several software updates since release to extend capabilities and support new products and markets. In 2008, the programmer was updated to include Japanese and Mandarin Chinese language support. In 2010, we introduced a new Pacing Systems Analyzer (PSA) that integrates into the Merlin programmer to allow for quick and easy testing of the leads during device implant.

In addition to the programmer, physicians can monitor implanted devices and patient status using the Merlin.netTM Patient Care Network. This system allows daily device and patient monitoring and scheduled remote follow-ups to occur in the patient's home rather than in the physician's office. The Merlin@home® line of RF transmitters (FDA approval in July 2008 and European CE Mark approval in September 2008) uses standard analog or DSL telephone lines, cellular networks or Wi-Fi to send device and therapy data stored in devices to an internet site for retrieval and review by the patient's physician. With the Merlin.netTM Patient Care Network, physicians can more thoroughly and efficiently manage their volume of ICD and pacemaker patients by conducting remote follow-up sessions and using alerts of clinically significant events. Additionally, patient flexibility is enhanced by the reduction in the number of office visits required and the ability to have a physician quickly interrogate device data when symptoms warrant. The latest version of this system (v6) received European CE Mark approval in June 2012, and FDA approval in January 2013. This current version will offer critical remote care support for our Ellipse and Assura families of ICDs, as well as the new Lead Assurance AlertTM feature for enhanced clinician convenience and patient safety when monitoring for lead-related issues on high-voltage systems.

Cardiovascular: Our Cardiovascular division participates in segments of the vascular and structural heart markets. Our vascular products include active vascular closure devices, compression assist devices, pressure measurement guidewires, diagnostic coronary imaging technology, vascular plugs, percutaneous catheter introducers, diagnostic guidewires and a therapy for renal denervation. Our structural heart products include transcatheter aortic heart valves (TAVR), a full line of heart valve repair and replacement products and transcatheter structural heart defect devices. With our acquisition of AGA Medical Holdings, Inc. (AGA Medical) in November 2010, we expanded our structural heart product portfolio with devices for left atrial appendage (LAA) closure, devices for patent foramen ovale (PFO) closure and devices to modify abnormal peripheral vessels with vascular plugs.

We offer a full portfolio of access and closure devices for interventionalists. Our vascular closure devices are used to close femoral artery puncture sites following percutaneous coronary interventions (PCIs), diagnostic procedures and certain peripheral procedures. Active or passive (manual) compression is utilized to assist in closing artery puncture sites. Our active closure devices include our Angio-Seal™ product offering. The latest version is the Angio-Seal Evolution™, which features automated collagen compaction making it easier for the clinician to ensure immediate arterial hemostasis (cessation of bleeding) and rapid deployment of the device. Prior versions of Angio-Seal™, Angio-Seal™ VIP and Angio-Seal™ STS Plus continue to generate revenue in our active closure product offering. Since its introduction to the market 15 years ago, more than 18 million Angio-Seal vascular closure devices have been utilized around the world. Our compression assist device offerings include both the RadiStop® and FemoStop™ compression assist devices that arrest bleeding of the radial and femoral arteries, respectively. Compression devices are often used to maintain pressure on the arteriotomy in order to facilitate hemostasis.

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

In coronary artery disease diagnosis and intervention, an emerging treatment model involves the use of tools for physiologic lesion assessment rather than sole reliance on contrast-enhanced angiography. In this treatment model, blood flow through a stenotic coronary lesion is measured with a special purpose coronary guidewire containing a pressure sensor. Fractional flow reserve (FFR) is an index used to determine the functional severity of narrowings in the coronary arteries as measured by these guidewires. FFR specifically identifies which coronary narrowings are responsible for significantly obstructing the flow of blood to a patient's heart muscle (called ischemia), and is used by the interventional cardiologist to direct coronary interventions (such as a stent procedure) and to assess the results of stent placement for improved treatment outcomes.

Our PressureWire™ Aeris and Certus guidewires provide precise measurements of intravascular pressure during a cardiovascular procedure and aids physicians in determining the most beneficial lesions to treat. PressureWire™ Aeris is a proprietary device that transmits a pressure signal wirelessly and requires no cabling in the cardiac catheterization laboratory. Physicians can remove the device's handle and insert a stent delivery system directly over the PressureWire™ Aeris, eliminating the time and cost of using an additional, traditional guidewire.

The landmark trial FAME (FFR vs. Angiography in Multivessel Evaluation), which used our PressureWire™ guidewires, was published in the January 15, 2009 issue of The New England Journal of Medicine. It demonstrated a statistically significant improvement of 28 percent in Major Adverse Cardiac Events (MACE) such as death, myocardial infarction (heart attack) and repeat revascularization. The randomized, prospective, multi-center trial looked at 1,005 patients with multi-vessel coronary artery disease twelve months after receiving a stent, and compared outcomes for patients whose treatment was guided by FFR to those whose treatment was guided only by angiography. At the October 2009 Transcatheter Cardiovascular Therapeutics (TCT) conference, two-year results from the FAME study were presented which demonstrated continued reductions in mortality, morbidity, stent utilization and procedural cost when PressureWire™ was employed to guide the physician decision-making process.

The FAME 2 (FFR-Guided Percutaneous Coronary Intervention plus Medical Therapy vs. Medical Therapy Alone in Patients with Stable Coronary Artery Disease) trial was published in The New England Journal of Medicine in September 2012. The objective of the FAME 2 trial was to study the role of FFR in the treatment of stable coronary artery disease by comparing the clinical outcomes, safety and cost effectiveness of percutaneous coronary intervention (PCI) guided by FFR plus medical therapy to medical therapy alone. PCI is a non-surgical procedure used to treat narrowed coronary arteries of the heart found in coronary artery disease. In patients with stable coronary artery disease undergoing PressureWire™-guided intervention, PCI plus medical therapy was found to significantly improve outcomes compared to medical therapy alone. Patients with one or more significant lesions who received FFR-guided PCI had an 86% relative reduction in the risk for developing acute coronary syndrome requiring unplanned hospital readmission with urgent revascularization. Patients also experienced greater relief of angina (chest pain due to obstruction or spasm of the coronary arteries) and improved quality of life. Additional analysis of FAME 2 data showed that FFR-guided PCI was also cost effective when compared to best-available medical therapy in patients with stable coronary disease.
Coronary artery disease is the most common type of heart disease and affects millions of people worldwide. It is caused by a narrowing or blocking of the arteries due to plaque build-up that restricts blood flow and reduces the amount of oxygen being delivered to the heart. In time, reduced blood flow may cause cardiac ischemia (coronary narrowing responsible for significantly obstructing the flow of blood to a patient’s heart muscle). A complete blockage can cause a myocardial infarction.

ILUMIEN™ PCI Optimization System integrates the functional and anatomical modalities of FFR and Optical Coherence Tomography (OCT) into one platform for enhanced diagnostics and cath lab efficiency. OCT coronary imaging technology with the DragonFly™ intravascular imaging catheter aids physicians in the diagnosis and treatment of coronary artery disease and has approximately 10-times better image resolution and 20-times faster image capture over other imaging modalities such as intravascular ultrasound (IVUS). The combination of both FFR and OCT technology provides physicians with comprehensive lesion assessment information; FFR provides physiological data to help physicians determine which lesions to treat and OCT provides anatomical images to help guide stent selection and deployment as well as provides post-stenting information to ensure the procedure was successful.

Renal denervation is an emerging growth area for our vascular business. Renal denervation is a catheter-based ablation procedure that may provide lasting reduction in blood pressure for patients with resistant hypertension, or high blood pressure. In a renal denervation procedure, a catheter is introduced through the femoral artery in the leg to access the renal arteries that connect to the kidneys, where RF energy is delivered to create lesions (tiny scars) along the renal sympathetic nerves - a network of nerves that help control blood pressure. This intentional disruption of the nerve supply causes systolic and diastolic blood pressure to decrease. A typical normal blood pressure is below 120 systolic (the first number) and 80 diastolic (the second number) and is expressed as 120 / 80 mmHg. Hypertension, or high blood pressure, is a blood pressure greater than 140 / 90 mmHg.

We announced CE Mark approval for the EnligHTN™ Renal Denervation System in May 2012. This renal denervation technology includes an ablation catheter, ablation generator and guiding catheter. The EnligHTN renal denervation ablation catheter is a multi-electrode ablation technology that features a unique, non-occlusive basket design that delivers a predictable pattern of four evenly-spaced transmural lesions with each catheter placement. This approach allows for continuous blood flow to the kidney during the procedure. Compared to single-electrode ablation systems, the multi-electrode EnligHTN system has the potential to improve consistency and minimize procedure time, which may result in improved workflow and cost efficiencies.

We launched EnligHTN™ outside of the United States with significant focus in select countries in Europe and in Australia. The EnligHTN I clinical trial's initial 30-day results reported a reduction of 28 mmHg systolic blood pressure and a reduction of 10 mmHg diastolic blood pressure which remained stable with a reduction of 26 mmHg points at 6 months. We will continue to follow-up and report on these patients at 12, 18 and 24 months. Further clinical studies are also underway with EnligHTN II beginning enrollment in early 2013 and plans for a U.S. IDE trial to begin in the second half of 2013.

Our AMPLATZER® Vascular Plugs are expandable, cylindrical devices made from Nitinol wire that reduce, redirect or eliminate blood flow to unwanted blood vessels. During 2012, we received FDA clearance (FDA clearance in June 2012 and European CE Mark approval in July 2009) for AMPLATZER™ Vascular Plug 4 (AVP 4). The lower-profile AVP 4 extends the reach of the AMPLATZER vascular plug family to smaller and often more distal blood vessels. Our AMPLATZER Vascular Plugs are designed for use in abnormal blood vessels outside the heart, below the neck and above the knee and utilize standard delivery systems commonly used by interventional radiologists and vascular surgeons in these procedures.

Heart valve replacement or repair may be necessary because the native heart valve has deteriorated due to congenital defects or disease. Our structural heart valve products facilitate blood flow from the chambers of the heart throughout the entire body. 2012 marked the 35th anniversary of the first St. Jude Medical mechanical heart valve implant. Over the last 35 years St. Jude Medical has implanted more than two million mechanical heart valves. Ongoing innovation led to the Regent™ mechanical heart valve which received European CE Mark approval in December 1999 and FDA approval in March 2002.

With the acquisition of Biocor Industries, Inc. in 1996, St. Jude Medical strengthened its position in the tissue heart valve market. We currently market both the Epic™ and Biocor™ porcine stented tissue heart valves. In March 2010, we received European CE Mark approval for the Trifecta™ tissue heart valve, marking our expansion into the pericardial aortic stented tissue valve market. FDA approval for the Trifecta™ tissue valve followed in April 2011 and was launched in Japan in April 2012. This next-generation tissue valve has a tri-leaflet stented pericardial design which offers hemodynamic performance (the optimization of blood flow through the valve) that mimics as closely as possible the flow of a natural, healthy heart valve. The Trifecta valve also features our patented Linx™ AC technology, an anticalcification treatment designed to increase the valve's durability by reducing tissue mineralization (hardening) which is one of the primary causes of valve deterioration.

We also offer a full complement of heart valve repair products, including two fully flexible and two semi-rigid rings: the Tailor™ flexible ring and the Attune™ flexible adjustable annuloplasty ring, the SJM™ Séguin Semi-Rigid Ring and the SJM™ Rigid Saddle Ring. Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral and tricuspid heart valves.

Building upon our experience in the surgical heart valve market, St. Jude Medical developed the Portico™ transcatheter aortic valve for a minimally invasive alternative to open heart surgery. Our transcatheter heart valve is designed to increase physician control and accuracy during valve deployment. The Portico transcatheter 23 mm aortic valve and the transfemoral delivery system received European CE Mark approval in November 2012. We are in the process of planning a U.S. IDE trial to evaluate the safety and efficacy of the Portico transcatheter aortic valve and delivery systems for patients with symptomatic severe aortic stenosis and who are considered at high or extreme risk for open-heart surgery.

Through the acquisition of AGA Medical in 2010, we extended our structural heart portfolio to the transcatheter treatment of structural heart defects. We offer a full line of products for the treatment of the two common categories of heart defects (1) congenital defects consisting primarily of holes in the septum between the right and left sides of the heart and (2) device closure that may reduce the risk of ischemic stroke in patients with atrial fibrillation and in patients with PFO.

Our congenital defect products include the AMPLATZER™ Septal Occluder for closure of atrial septal defects (FDA approval in 2001 and European CE Mark approval in 1998), the AMPLATZER™ Muscular VSD Occluder for closure of muscular ventricular septal defects (FDA approval in 2007 and European CE Mark approval in 1998), and the AMPLATZER™ Duct Occluder for closure of patent ductus arteriosus (FDA approval in 2003 and European CE Mark approval in 1998). These devices are introduced via a small catheter that is inserted into the groin and advanced to the heart. Upon optimal placement, the device is deployed and the patient is typically monitored overnight, returning home the next day. Transcatheter closure offers pediatric and adult patients a minimally invasive alternative to surgery.

St. Jude Medical remains committed to the field of stroke reduction and is investing in both PFO and LAA closure to support the development of clinical evidence in these fields. According to the World Health Organization, an estimated 15 million strokes occur worldwide each year. In 2010, strokes cost the U.S. an estimated $34 billion in health care services, medications and missed days of work. Approximately 83 percent of all strokes are ischemic, which occur when blood clots block the blood vessels to the brain. Approximately 30 percent of ischemic strokes are classified as cryptogenic (a stroke of unknown cause) and a PFO is present in approximately 45% of this population. The Amplatzer™ PFO occluder received European CE Mark approval in 1998 for PFO closure in patients with a PFO and history of cryptogenic stroke or transient ischemic attacks (TIAs). The Randomized Evaluation of Recurrent Stroke Comparing PFO Closure to Established Current Standard of Care Treatment (RESPECT) trial was initiated in the United States in 2003 to study the indication for PFO with a history of cryptogenic stroke.

The results of the RESPECT trial were presented at the October 2012 TCT conference. The RESPECT trial was a prospective, randomized (1:1) event-driven study and enrolled 980 patients at 69 centers across the U.S. and Canada. The trial compared PFO closure with the Amplatzer™ PFO occluder to standard of care medical therapy. Stroke risk reduction with the Amplatzer™ PFO occluder was observed across the totality of protocol-specified analyses with rates ranging from 46.6 percent to 72.7 percent.

The AMPLATZER™ Cardiac Plug (European CE Mark clearance in 2008) provides an alternative therapy for reducing the risk of stroke in patients with atrial fibrillation (AF). Atrial fibrillation is responsible for 15 to 20 percent of all ischemic strokes and studies report that up to 90 percent of the clots that form in patients with AF originate in the left atrial appendage. The AMPLATZER™ Cardiac Plug device is intended to provide a complete seal of the left atrial appendage at the orifice of the LAA.

Atrial Fibrillation: AF is a condition in which the upper chambers of the heart (atria) beat rapidly and erratically, affecting the heart's ability to adequately pump blood to its lower chambers (ventricles) and subsequently to the rest of the body. Some of the complications caused by AF are increased risk of death or stroke, increased severity of stroke, increased hospitalizations, and reduced quality of life due to palpitations and other AF-related symptoms. AF can have an impact on the heart as early as a few weeks after onset, causing cycles of remodeling, dysfunction and additional triggers which help progress the disease. These cycles both maintain and perpetuate AF from the state of initial induction, to paroxysmal (AF that begins suddenly and ends spontaneously) to persistent (recurring episodes lasting more than seven days) to longstanding-persistent (ongoing and long term). Atrial fibrillation and other irregular heart rhythms such as atrial flutter and Wolff-Parkinson-White syndrome are often managed with medications that palliate the symptoms of the irregular heartbeat. We are committed to developing device-based ablation therapies for these conditions that offer the potential for a cure.

We provide a complete system of access, diagnostic, visualization and ablation products that assist physicians in diagnosing and treating various irregular heart rhythms. Our products are primarily designed to be used in the electrophysiology (EP) lab.
Our access products enable clinicians to facilitate the percutaneous delivery of diagnostic and ablation catheters to areas of the heart where arrhythmias occur. These products include our Swartz™ and Swartz™ Braided Transseptal fixed-curve introducers which are designed to guide catheters to precise locations in the right and left atria; our Agilis NxT™ Steerable Introducer (FDA approval in July 2006) which enables increased access and stability of catheters in the heart; and our Agilis™ EPI

Steerable Introducer (FDA approval in April 2009) which is designed to facilitate catheter delivery epicardially (outside the chambers of the heart).

Our ultrasound product line consists of the ViewMate™ Z Intracardiac Ultrasound System and ViewFlex™ family of catheters. In June 2012, we introduced the ViewFlex™ Xtra 4-way Intracardiac Echocardiography (ICE) catheter that features 4-way steering capabilities in the U.S., and we received European CE Mark approval in December 2012.

For diagnosing arrhythmias percutaneously, we offer a portfolio of fixed-curve and steerable catheters. Our Response™, Supreme™ and Inquiry™ fixed curve catheters gather electrical information from the heart to help determine the cause of an arrhythmia and/or the location of its source. Our steerable product lines include Livewire™ and Inquiry™ catheters which allow clinicians to move the catheter tip in precise movements to diagnose the more anatomically challenging areas within the heart. Our Reflexion Spiral™ (FDA approval in October 2006) and Inquiry™ Optima™ PLUS (FDA approval in March 2006) circular mapping catheters enable the physician to check for electrical isolation of the pulmonary vein openings during an AF ablation procedure. The Reflexion HD™ (FDA approval in January 2009) and Inquiry AFocus II™ (FDA approval in August 2010) catheters are high-density, circular mapping catheters that are designed to leverage the mapping capabilities of the EnSite Velocity™ System to create accurate high-density heart chamber models and detailed electrical maps.

Our EnSite Velocity™ System, introduced in 2009, is a mapping and navigation system that, when used in conjunction with the EnSite Array™ non-contact mapping catheter or EnSite NavX™ navigation and visualization technology, creates three-dimensional cardiac models, allows for intracardiac diagnostic and ablation catheters to be located and navigated non-fluoroscopically within those models and allows electrical activity to be displayed in a color-coded fashion. The EnSite Velocity System also includes various modules and tools to assist the physician with their EP procedure. The OneModel™ Tool facilitates the creation of detailed chamber models more quickly and accurately, the OneMap™ Tool allows electrical information to be collected and displayed with more efficiency and the RealReview™ function allows the user to view live and pre-recorded cardiac models and electrical maps simultaneously. Our EnSite Derexi™ module facilitates the exchange of information between the EnSite Velocity™ System and the EP-WorkMate™ recording system, to help improve efficiency and procedural workflow. Our EnSite Courier™ module can import and export datasets to and from the hospital's Picture Archiving and Storage (PACS) network.

We offer multiple ablation catheter configurations which focus on disabling abnormal tissue that causes or perpetuates arrhythmias. Our standard non-irrigated tip ablation catheters include our Livewire TC Ablation Catheters uni- and bi-directional models that offer stability and excellent contact with cardiac tissue. Our Safire™ (4mm and 5mm) and Safire TX™ (8mm) bi-directional ablation catheter product line offers a comprehensive range of catheter tip sizes (4mm and 5mm catheter tips, FDA approval in August 2006, and 8mm catheter tip, FDA approval in October 2007) and curve configurations and is built on our ComfortGrip™ handle platform that is designed for physician comfort and control during EP procedures. Our Therapy™ 4mm and 8mm tip standard catheter lines provide a range of curve options and temperature control. When used with our IBI-1500 series Cardiac Ablation Generators, power can be effectively managed for the creation of ablation lines.

In addition to the standard non-irrigated tip ablation catheters, we also offer various open-irrigated ablation catheters which feature holes at the tip of the catheter to allow infused saline to circulate around the tip during therapy delivery. This irrigation allows the tip to be cooled and lessens the potential for char or thrombus (blood clot) to form during ablation. The Therapy™ Cool Path™ Duo (European CE Mark approval in October 2007) and the Safire BLU™ Duo™ (FDA approval in January 2012) are both irrigated tip ablation catheters that feature 12 infusion ports that allow for more uniform cooling of the ablation tip. The Therapy Cool Flex™ irrigated ablation catheter (European CE Mark approval in June 2010) is a fully-irrigated, flexible tip ablation catheter that features a laser cut tip allowing it to bend and conform to the cardiac anatomy and provides for fluid to be infused around the entire catheter tip electrode. In addition, we offer our EnSite Contact™ Technology (European CE Mark approval in June 2010) which is a diagnostic system consisting of ablation catheters, a hardware module and software that measures, analyzes and displays electrical coupling to determine the level of contact the ablation catheter tip has with endocardial tissue during cardiac ablation therapy procedures. Information regarding the catheter tip to tissue contact is displayed on the EnSite Velocity™ System screen.

Interventional EP procedures, including catheter ablations and CRT procedures, expose operators, staff and patients to the significant risks of fluoroscopy. Our MediGuide™ Technology, which is in the early phases of commercial release, is a platform to facilitate reductions to fluoroscopy exposure while also increasing procedural efficiencies. The MediGuide™ Technology consists of a hardware system which is integrated with the EP lab fluoroscopy system. Other products offered by our Company will also integrate with the MediGuide™ Technology, including MediGuide™ sensor enabled diagnostic and irrigated ablation catheters, the EnSite Velocity™ system and certain CRT delivery tools. We will continue to expand our MediGuide™ Technology platform as additional integrated products are developed and approved. Early clinical work has demonstrated that the MediGuide™ Technology can effectively reduce radiation exposure during EP lab procedures for physicians, patients, and staff.

Our EP-WorkMate™ recording system is used to monitor electrical activity of the heart via intracardiac catheters and features our new ClearWave™ technology for high fidelity signals and an integrated stimulator-our EP 4™ Cardiac Stimulator.

We also offer the VantageView™ System which is a very high resolution 56” monitor that allows the display of 8 video inputs. The VantageView™ System will accommodate a variety of video input signals and then display images that can be resized and relocated with high resolution. The VantageView™ System is easily programmed with a touch screen and can be customized to meet the needs of the physician and/or procedure.

We offer our Confirm™ implantable cardiac monitor device (FDA approval and European CE Mark approval in September 2008). This small implantable device is designed to help physicians monitor for abnormal cardiac rhythms.

Neuromodulation: All of our neuromodulation product offerings provide neurostimulation treatment in which an implantable device delivers electrical current directly to targeted nerve sites. Our commercialized neurostimulation therapies include spinal cord stimulation (SCS) for the treatment of chronic pain, deep brain stimulation (DBS) for treating the symptoms of Parkinson's disease and peripheral nerve stimulation (PNS) for the treatment of chronic migraine headache. A neurostimulation system typically consists of four components: a pulse generator that produces the electrical current and is implanted under the patient's skin; implanted leads that carry the electrical impulses to the targeted nerve sites; an external patient remote control that enables the patient to control his or her therapy within prescribed ranges; and an external clinician programmer that is used to program the implant with individualized therapy for the patient.

Neurostimulation for the treatment of chronic pain involves delivering low-level electrical impulses via an implanted device (sometimes referred to as a “pacemaker for pain”) directly to the spinal cord or peripheral nerves. This stimulation interferes with the transmission of pain signals to the brain and inhibits or blocks the sensation of pain felt by the patient. The patient's sensation of pain is replaced with a sensation called paresthesia, which is often described as a tingling or massaging sensation. Neurostimulation for chronic pain is generally used to manage sharp, intense and constant pain arising from nerve damage or nervous system disorders referred to as neuropathic pain. Clinical results demonstrate that many patients who are implanted with a neurostimulation system for chronic pain experience a substantial reduction in pain, an increase in activity level, a reduction in use of narcotics and a reduction in hospitalization.

We offer a wide array of neurostimulation systems for chronic pain including rechargeable and primary cell implantable pulse generators (IPGs). We currently market two SCS neurostimulation product platforms worldwide: the Eon™ IPG family, which includes rechargeable and primary cell battery models, and the Genesis™ primary cell IPG systems.

The Eon™ family of IPGs includes the Eon™, Eon Mini™ and EonC™ IPG. The Eon™ rechargeable IPG (FDA approval in 2005 and European CE Mark approval in 2006) is a 16-contact IPG with a high capacity battery. It offers a broad range of options to help the clinician maximize success in managing chronic pain. The Eon™ IPG provides enhanced longevity between recharges, allowing patients added flexibility in their recharging schedule. It is FDA approved to operate at least 24 hours between recharges after 10 years of use at high settings.

The Eon Mini™ rechargeable IPG (FDA approval and European CE Mark approval in 2008) is a smaller 16-contact IPG on the market enabling alternative placement options, which helps clinicians treat a variety of patients. Like the Eon IPG, it is FDA approved to operate at least 24 hours between recharges after 10 years of use at high settings - a long battery life for its small size. The Eon Mini™ IPG is well-suited for patients with smaller body mass and low to high power requirements.

The EonC™ primary cell IPG (FDA approval and European CE Mark approval in 2008) features a large-capacity battery and constant current pulse delivery for consistent, low-maintenance therapy. It is well-suited for patients with low to medium power requirements and those who prefer the simplicity of a non-rechargeable IPG.

The Genesis™ IPG (FDA approval 2001 and European CE Mark approval in 2000) offers a high battery capacity-to-size ratio and flexibility in addressing diverse pain patterns. Primary cell IPGs, such as Genesis™, are well-suited for patients with relatively simple pain or modest power requirements and for patients who would have difficulty managing a rechargeable system.

Each of our SCS systems works with a corresponding patient remote control. The remote control allows patients to control their pain by adjusting therapy intensity and therapy location with simple adjustments. The controllers work by placing a small antenna over the IPG site to adjust the patient's prescribed stimulation parameters.

In combination with our wide array of implanted pulse generators, we market a broad variety of leads which are intended to give clinicians the flexibility to meet a broad range of patient needs. Our leads can be divided into three categories: percutaneous leads, paddle leads and perc-paddle leads. Our percutaneous leads consist of the 8-contact Octrode™ and 4-contact Quattrode™ lead designs. Our paddle lead offering consists of the Lamitrode™ family of leads. This family includes single and dual column paddle leads that provide up to two vertebral segments of coverage; Tripole™ leads, which feature a three-column electrode array and are designed to focus stimulation more precisely for enhanced targeting of low back pain; C-Series™ leads, shaped to mimic the curve of the epidural space of the spine and designed to facilitate lead placement and reduce lead migration; and the Penta™ lead, a five column lead, that is designed to provide enhanced stimulation control and specificity for focused stimulation therapy. Perc-paddle leads are a category of leads originated by St. Jude Medical with the advent of the Epiducer™ lead delivery system (European launch in 2010 and FDA approval 2011). The Epiducer™ system allows the percutaneous introduction of our small profile S-Series™ paddle leads and/or multiple leads through a single needle stick. S-Series leads are designed to have the focused stimulation and stability of a paddle lead yet, with the Epiducer™ lead delivery system, can now be introduced via a minimally invasive percutaneous procedure like a percutaneous lead.

Our SCS systems are programmed with our Rapid Programmer™ platform. This system enables clinicians to efficiently test patients intra-operatively and program patients post-operatively. The Rapid Programmer™ platform consists of a palm-sized programmer that features a touch screen interface enabling clinicians to create multiple programs tailored for each patient's pain pattern. Using the foundation of our Dynamic MultiStim™ technology for real time adjustments of multiple pain areas simultaneously, we simplified the programming of complex multi-focal pain by introducing MultiSteering™ technology-an optimized current steering algorithm designed for more thorough and efficient programming sessions.

In addition to SCS to treat chronic pain, neuromodulation can be used to treat other neurological conditions. DBS involves the placement of a lead or leads in targeted areas of the brain. In 2009, we entered the DBS market in Europe with our Libra™ and LibraXP™ DBS systems for treating the symptoms of Parkinson's disease, a neurological disorder that progressively diminishes a person's control over movement. The Brio™ IPG (European CE Mark approval in 2009), a small, long lasting rechargeable DBS device, the Guardian™ burr hole cap and the Athena™ clinician programmer further enhance our DBS offering in the European market. Our DBS systems are also marketed in Australia and certain Latin American countries.

In late 2011, we initiated a limited launch in Europe of the Genesis™ neurostimulation system for PNS of the occipital nerves for the management of the pain and disability associated with intractable chronic migraine. PNS therapy for this condition involves the delivery of mild electrical pulses to the occipital nerves that are located just beneath the skin at the back of the head. A small electrical lead or leads are placed under the skin and connected to the neurostimulator which produces the pulses of stimulation. In 2012, we expanded our PNS therapy for our chronic migraine headache portfolio to include the Eon™ family of neurostimulation systems.
Competition
The medical device market is intensely competitive and characterized by extensive research and development and rapid technological change. In addition, competitors have historically employed litigation to gain a competitive advantage. Our competitors range from small start-up companies to larger companies that have significantly greater resources and broader product offerings. We anticipate that in the coming years, other large companies will enter certain markets in which we currently hold a strong position. We expect competition will continue to intensify with the increased use of strategies such as consigned inventory and reduced pricing.
Our customers consider many factors when choosing suppliers, including product reliability, clinical outcomes, product availability, inventory consignment, price and product services provided by the manufacturer. As a result, market share can shift due to technological innovation, innovations in service models and offerings, product field actions and safety alerts as well as from other business factors.
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
The cardiovascular market is also highly competitive with numerous competitors. The majority of our sales are generated from our vascular products which include vascular closure devices, PCI optimization devices and peripheral embolization devices. We continue to hold the number one market position in the vascular closure device market; however, the market for vascular closure devices is highly competitive and there are several companies that manufacture and market these products worldwide. Our primary vascular closure device competitors are Abbott Laboratories, Cordis, a division of Johnson & Johnson, Inc (J&J), and AccessClosure, Inc. Additionally, we anticipate other companies will enter this market in the coming years, which will increase competition. The key competitors in the PCI optimization market (FFR and intravascular imaging) include Volcano Corporation, Boston Scientific and Terumo Cardiovascular Systems Corporation. Our primary competitors in the peripheral embolization market include Boston Scientific and Cook Medical, Inc. Our structural heart products include heart valve replacement and repair products and other structural heart defect devices. We are the world’s leading manufacturer and supplier in the mechanical heart valve market. Our principal competitors in the mechanical heart valve market are Sorin CarboMedics MV, Medtronic and several smaller manufacturers. In the tissue heart valve market, we compete against two principal tissue heart valve manufacturers – Edwards Lifesciences Corporation (Edwards Lifesciences) and Medtronic – as well as many other smaller manufacturers. Cardiac surgery therapies continue to shift from mechanical heart valves to tissue heart valves and repair products. Other competitors such as Edwards Lifesciences and Medtronic manufacture transcatheter heart valves that are marketed to patients who may be too frail for traditional heart valve surgery. The structural heart defect market has relatively few large competitors and high barriers to entry due to the intellectual property and clinical and regulatory processes required for product approval. Our primary competitors in the structural heart defect market include W.L. Gore & Associates and Boston Scientific.
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
The neuromodulation market is one of medical technology’s fastest growing segments. We are one of three principal manufacturers of neurostimulation devices. Competitive pressures will increase in the future as our primary competitors, Medtronic and Boston Scientific, attempt to secure and grow their positions in the neuromodulation market. Although we also compete against smaller competitors like publicly held Cyberonics, Inc. and privately held Nevro Corporation, barriers to entry for new competitors are high in the U.S. market due to a long and expensive product development and regulatory approval process as well as the intellectual property and patent positions existing in the market. However, other larger medical device companies may be able to enter the neuromodulation market by leveraging their existing medical device capabilities, thereby decreasing the time and resources required to enter the market.
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

Research and Development
We are focused on the development of new products and on improvements to existing products. R&D expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of certain new products and processes and to maintain the highest quality standards with respect to our existing products. Our R&D expenses were $676 million (12.3% of net sales) in 2012, $705 million (12.6% of net sales) in 2011 and $631 million (12.2% of net sales) in 2010. Our R&D expense as a percent of net sales remains consistent over the last few years, reflecting our continued commitment to fund future long-term growth opportunities. We also recognized $4 million and $12 million of purchased in-process research and development (IPR&D) expense in 2011 and 2010, respectively, in connection with the purchase of certain intellectual property assets. No IPR&D expense was recognized in 2012 related to the purchase of certain intellectual property assets.
Acquisitions
In addition to generating growth internally through our own R&D activities, we also make strategic acquisitions and investments to access new technologies and therapy areas. We expect to continue to make acquisitions and investments in future periods to strengthen our business.
On November 18, 2010, we completed our acquisition of AGA Medical acquiring all of its outstanding shares for $20.80 per share in a cash and stock transaction valued at $1.1 billion (which consisted of $549 million in net cash consideration and 13.6 million shares of St. Jude Medical common stock). The transaction was consummated through an exchange offer followed by a merger. AGA Medical, based in Plymouth, Minnesota, had been publicly traded on the NASDAQ Global Select Stock Market under the ticker symbol AGAM. The AGA Medical acquisition expanded our cardiovascular product portfolio and future product pipeline to treat structural heart defects and vascular abnormalities through minimally invasive transcatheter treatments.
On July 6, 2010, we completed our acquisition of LightLab Imaging, Inc. (LightLab Imaging) for $93 million in net cash consideration. LightLab Imaging was based in Westford, Massachusetts and developed, manufactured and marketed OCT for coronary imaging applications. The LightLab Imaging acquisition expanded our cardiovascular product portfolio and complements the FFR technology acquired as part of our Radi Medical Systems A.B. (Radi Medical Systems) acquisition in December 2008.
Minority Investment
During 2010, we made an equity investment of $60 million in CardioMEMS, Inc. (CardioMEMS), a privately held company that is focused on the development of a wireless monitoring technology that can be placed directly into the pulmonary artery to assess cardiac performance via measurement of pulmonary artery pressure. The investment agreement resulted in a 19% ownership interest and provided us with the exclusive right, but not the obligation, to acquire CardioMEMS for an additional payment of $375 million during the period that extends through the completion of certain regulatory milestones.
Marketing and Distribution
Our products are sold in more than 100 countries throughout the world. No distributor organization or single customer accounted for more than 10% of our 2012, 2011 or 2010 consolidated net sales.
In the United States, we sell directly to healthcare providers primarily through a direct sales force. In Europe, we have direct sales organizations selling in 25 countries. In Japan, we sell directly to healthcare providers through a direct sales force and we also continue to use longstanding independent distributor relationships. In Asia Pacific, we have direct sales organizations selling in eight countries, and we also utilize independent distributors. Throughout the rest of the world, we use a combination of independent distributors and direct sales forces.
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
International Operations
Our net sales and long-lived assets by significant geographic areas are presented in Note 14 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2012 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.
Our international business is subject to special risks such as: foreign currency exchange controls and fluctuations; the imposition of or increase in import or export duties, surtaxes, tariffs or customs duties; the imposition of import or export quotas or other trade restrictions; foreign tax laws and increased costs associated with overlapping tax structures; longer accounts receivable cycles; and other international regulatory, economic, legal and political problems. Such risks are further described in Item 1A, Risk Factors of this Form 10-K. Currency exchange rate fluctuations relative to the U.S. Dollar can affect our reported consolidated results of operations and financial position. See the Market Risk section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in our 2012 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.
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
Government Regulation
Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA), by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the FDCA and associated regulations, manufacturers of medical devices must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging, marketing and distribution of medical devices. Medical devices must receive FDA clearance or approval before they can be commercially marketed in the United States. The most comprehensive level of approval requires the completion of an FDA-approved clinical evaluation program and submission and approval of a pre-market approval (PMA) application before a device may be commercially marketed. Our vascular closure devices, mechanical and tissue heart valves, ICDs, pacemakers and certain leads, neurostimulation devices and EP catheter applications require a PMA application or supplement to a PMA. Other leads and lead delivery tools, annuloplasty ring products, other neurostimulation devices and other EP and cardiology products are currently marketed under the less rigorous 510(k) pre-market notification procedure of the FDCA.
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
The FDA also regulates recordkeeping for medical devices and reviews hospitals' and manufacturers’ required reports of adverse experiences to identify potential problems with FDA-authorized devices. Regulatory actions may be taken by the FDA due to adverse experience reports.
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
Diagnostic-related group (DRG) and Ambulatory Patient Classification (APC) reimbursement schedules dictate the amount that the U.S. government, through the Centers for Medicare and Medicaid Services (CMS), will reimburse hospitals for care of persons covered by Medicare. In response to rising Medicare and Medicaid costs, from time to time Congress and state legislatures consider legislation that would restrict funding for these programs. Changes in current DRG and APC reimbursement levels could have an adverse effect on market demand and our domestic pricing flexibility. In the United States, Medicare payment to providers is based on prospectively set rates. CMS, which administers the Medicare programs, uses separate Prospective Payment Systems for reimbursement to acute inpatient hospitals, hospital outpatient departments and ambulatory surgery centers. In response to rising Medicare costs, federal healthcare reform legislation enacted in 2010 has mandated reductions in reimbursement to hospitals and ASCs, including a cut in the annual inflation increase in reimbursement rates. From time to time Congress considers proposals that would further reduce the federal payments to hospitals and other providers. Reduced funding to the Medicare and other federal and state healthcare programs could have an adverse effect on market demand and our domestic pricing flexibility.
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
In the United States, the federal anti-kickback law prohibits an entity such as St. Jude Medical from knowingly and willfully offering or paying remuneration, directly or indirectly, to induce any other person or entity (such as a hospital, physician, or other purchasers of medical products) to purchase, prescribe, arrange for or recommend products such as ours that are covered by federal healthcare programs, including Medicare and Medicaid. Many states and foreign countries have similar laws. We operate consistent with the AdvaMed Code of Ethics on Interactions with Health Care Professionals (AdvaMed is a U.S. medical device industry trade association) which provides guidance on marketing and other practices in our relationships with heathcare professionals and/or product purchasers. We also adhere to many similar codes in countries outside the United States. In addition, we have in place and are continuously improving our internal business integrity and compliance program and policies. Failure to comply with the federal anti-kickback law or similar state or foreign law could result in criminal or civil penalties.
On February 8, 2013, CMS finalized regulations to implement the Physician Payment Sunshine Act enacted as part of the U.S. healthcare reform legislation. This rule will require us to report annually to CMS beginning in 2014 all payments and other transfers of value to physicians and teaching hospitals for certain products payable under Medicare, Medicaid, or the Children's Health Insurance Program, as well as certain ownership or investments held by physicians or their family members. These annual reports will be publicly available.

Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of such information. In particular, the U.S. Department of Health and Human Services has issued patient privacy, security and breach notification standards for protected health information under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations (collectively "HIPAA Standards"). These HIPAA Standards govern the use and disclosure of protected health information by “covered entities,” which are healthcare providers that submit electronic claims, health plans and healthcare clearinghouses as well as their "business associates" and their subcontractors. Our employee health benefit plans are considered ‘covered entities’ and therefore are subject and adhere to the HIPAA Standards. Additionally, our Merlin.net™ Patient Care Network system may be a “business associate” and in this capacity adheres to the HIPAA Standards. Failure to comply with HIPAA Standards or any state or foreign laws regarding personal data protection may result in significant fines or penalties and/or negative publicity.
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
Product Liability
The design, manufacture and marketing of our medical devices entail an inherent risk of product liability claims. Our products are often used in intensive care settings with seriously ill patients, and many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. There are a number of factors that could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products which we manufacture or sell, including component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. Product liability claims may be brought by individuals or by groups seeking to represent a class. We are currently the subject of product liability litigation proceedings and other proceedings described in more detail in Note 5 of the Consolidated Financial Statements in the Financial Report included in our 2012 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.
Insurance
Consistent with industry practice, we do not currently maintain or intend to maintain any insurance policies with respect to product liability in the future. We believe that our self-insurance program, which is based on historical loss trends, will be adequate to cover future losses, although we can provide no assurances that this will remain true as historical trends may not be indicative of future losses. These losses could have a material adverse impact on our consolidated earnings, financial condition or cash flows.
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
Employees
As of December 29, 2012, we had over 15,000 employees worldwide. Our employees are not represented by any labor organizations, with the exception of a limited number of employees in Europe and Brazil. We have never experienced a work stoppage as a result of labor disputes. We believe that our relationship with our employees is generally good.

Executive Officers of the Registrant
The following is a list of our executive officers as of February 22, 2013. For each position, the date in parentheses indicates the year during which each executive officer began serving in such capacity.

Name	Age	Position
Daniel J. Starks	58	Chairman (2004), President (2001) and Chief Executive Officer (2004)
John C. Heinmiller	58	Executive Vice President (2004)
Michael T. Rousseau	57	Group President (2012) and (Acting) Chief Marketing Officer (2012)
Joel D. Becker	45	President, U.S. Division (2011)
Frank J. Callaghan	59	President, Cardiovascular and Ablation Technologies Division (2012)
Eric S. Fain, M.D.	52	President, Implantable Electronic Systems Division (2012)
Denis M. Gestin	49	President, International (2008)
Angela D. Craig	41	Vice President, Global Human Resources (2012)
Kathleen M. Chester	50	Vice President, Global Regulatory (2012)
Rachel H. Ellingson	43	Vice President, Corporate Relations (2012)
Jeff A. Fecho	52	Vice President, Global Quality (2012)
Thomas R. Northenscold	54	Vice President, Information Technology and Chief Information Officer (2007)
Jason A. Zellers	47	Vice President, General Counsel and Corporate Secretary (2011); Vice President and General Counsel, International (2006)
Donald J. Zurbay	45	Vice President (2006) and Chief Financial Officer (2012)
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
Mr. Heinmiller joined St. Jude Medical in May 1996 as a part of our acquisition of Daig Corporation, where Mr. Heinmiller had served as Vice President of Finance and Administration since 1995. In May 1998, he was named Vice President of Corporate Business Development. In September 1998, he was appointed Vice President, Finance and Chief Financial Officer and in May 2004 was promoted to Executive Vice President. Mr. Heinmiller was St. Jude Medical’s Chief Financial Officer from September 1998 through August 2012 and continues to serve as Executive Vice President, responsible for the global support and service functions including Finance, Human Resources, Legal, Information Technology, Corporate Relations and Business Development.
Mr. Rousseau joined St. Jude Medical in 1999 as Senior Vice President, Cardiac Rhythm Management Global Marketing. In August 1999, Cardiac Rhythm Management Marketing and Sales were combined under his leadership. In January 2001, he was named President, U.S. Cardiac Rhythm Management Sales, and in July 2001, he was named President, U.S. Division, a position Mr. Rousseau held until January 2008, when he was promoted to Group President, initially responsible for the Company’s four product divisions. In November 2009, Mr. Rousseau’s Group President responsibilities were realigned, with the Company’s Cardiac Rhythm Management Division and U.S. Division reporting directly to him. Mr. Rousseau served as President, U.S. Division from November 2009 to October 2011. Mr. Rousseau continued to serve as Group President over the Cardiac Rhythm Management and Neuromodulation product divisions as well as the U.S. Division until August 2012 when his Group President responsibilities were expanded and broadened to include the Cardiovascular and Ablation Technologies Division (the former Cardiovascular and Atrial Fibrillation divisions), the Implantable Electronic Systems Division (the former Cardiac Rhythm Management and Neuromodulation divisions) and the U.S. Division. Mr. Rousseau also oversees Global Regulatory and the Center for Innovation and Strategic Collaboration and serves as the (Acting) Chief Marketing Officer.
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

Mr. Callaghan joined St. Jude Medical as Vice President of Research and Development for the Atrial Fibrillation Division in January 2005 as part of the ESI acquisition. From 1995 to 2005, Mr. Callaghan served as Vice President of Research and Development for ESI. In January 2008, he was promoted to President, Cardiovascular Division. In August 2012, Mr. Callaghan became President, Cardiovascular and Ablation Technologies Division (the former Cardiovascular and Atrial Fibrillation divisions).
Dr. Fain joined St. Jude Medical in 1997 as a part of our acquisition of Ventritex, Inc., where he had served since 1987. In 1998, he was named Senior Vice President, Clinical Engineering and Regulatory Affairs, Cardiac Rhythm Management. In 2002 he was appointed Senior Vice President for Development and Clinical/Regulatory Affairs for Cardiac Rhythm Management and was promoted to Executive Vice President over those functions in 2005. In July 2007, Dr. Fain became President, Cardiac Rhythm Management Division and in August 2012, he became President, Implantable Electronic Systems Division (the former Cardiac Rhythm Management and Neuromodulation divisions).
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
Ms. Craig joined St. Jude Medical in May 2005 as Vice President of Communications and served in that position until being named Vice President, Corporate Relations, in January 2006. Ms. Craig was also named Vice President, Human Resources in August 2010. Ms. Craig was the Company's Vice President, Corporate Relations, from January 2006 through August 2012 and was promoted to Vice President, Global Human Resources in August 2012. Prior to joining St. Jude Medical, Ms. Craig spent 12 years with Smith & Nephew plc, a medical device company headquartered in London, England.
Ms. Chester joined St. Jude Medical in September of 2002 as Division Director, Regulatory Affairs for the Cardiac Rhythm Management Division before being promoted to Vice President, Regulatory Affairs, Cardiac Rhythm Management Division, in January 2004. In July 2007, Ms. Chester was named Senior Vice President, Regulatory Affairs & Quality Assurance for the Cardiac Rhythm Management Division. She later became Vice President, Regulatory Affairs & Clinical Research for the Neuromodulation Division in November 2011. In August 2012, Ms. Chester was promoted to Vice President, Global Regulatory for St. Jude Medical.
Ms. Ellingson joined St. Jude Medical in November 2010 through the acquisition of AGA Medical where she served as Vice President, Business Development and Investor Relations. Prior to that, she spent 15 years in investment banking, most recently as a Managing Director with the medical device team at Banc of America Securities. In February 2011, Ms. Ellingson was named Senior Director, Corporate Strategy and Planning. In October 2011, Ms. Ellingson was promoted to Vice President, Corporate Communications and Investor Relations for St. Jude Medical, and in August 2012, she was promoted to Vice President, Corporate Relations.
Mr. Fecho joined St. Jude Medical in 2005 as Director of Quality for the Cardiovascular Division, served as Vice President of Quality for the Cardiovascular Division from 2008 to 2012 and became Vice President, Global Quality in January 2012. Prior to joining St. Jude Medical, he worked in research and development and quality operations for Boston Scientific, Inc.
Mr. Northenscold joined St. Jude Medical in 2001 as Vice President, Finance and Administration of Daig Corporation, a wholly-owned subsidiary of St. Jude Medical. In March 2003, he was named Vice President, Administration and in November 2007 he was promoted to Vice President, Information Technology and Chief Information Officer.
Mr. Zellers joined St. Jude Medical in 2006 as Vice President and General Counsel for the International Division. In October 2011, he was appointed St. Jude Medical’s Vice President, General Counsel and Corporate Secretary. Before joining St. Jude Medical, he was a partner at Armstrong Teasdale LLP and Schiff Hardin LLP and served as Senior Counsel at GE Healthcare.
Mr. Zurbay joined St. Jude Medical in 2003 as Director of Corporate Finance. In 2004, Mr. Zurbay was named Corporate Controller, and in January 2006 he was named Vice President and Corporate Controller. In August 2012, Mr. Zurbay was named Vice President, Finance and Chief Financial Officer.
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
The medical device market is intensely competitive and is characterized by extensive research and development and rapid technological change. Our customers consider many factors when choosing suppliers, including product reliability, clinical outcomes, product availability, inventory consignment, price and product services provided by the manufacturer, and market share can shift as a result of technological innovation and other business factors. Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry, and any quality problems with our processes, goods and services could harm our reputation for producing high-quality products and erode our competitive advantage, sales and market share. Our competitors range from small start-up companies to larger companies which have significantly greater resources and broader product offerings than us, and we anticipate that in the coming years, other large companies will enter certain markets in which we currently hold a strong position. In addition, we expect that competition will continue to intensify with the increased use of strategies such as consigned inventory, and we have seen increasing price competition as a result of managed care, consolidation among healthcare providers, increased competition and declining reimbursement rates. Product introductions or enhancements by competitors which have advanced technology, better features or lower pricing may make our products or proposed products obsolete or less competitive. As a result, we will be required to devote continued efforts and financial resources to bring our products under development to market, enhance our existing products and develop new products for the medical marketplace. If we fail to develop new products, enhance existing products or compete effectively, our business, financial condition and results of operations will be adversely affected.

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
Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. The process of obtaining marketing approval or clearance from the FDA and comparable foreign bodies for new products, or for enhancements or modifications to existing products, could:

-	take a significant amount of time,
-	require the expenditure of substantial resources,
-	involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance,
-	involve modifications, repairs or replacements of our products, and
-	result in limitations on the indicated uses of our products.

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

In addition, the FDCA permits device manufacturers to promote products solely for the uses and indications set forth in the approved product labeling. A number of enforcement actions have been taken against manufacturers that promote products for “off-label” uses, including actions alleging that federal health care program reimbursement of products promoted for "off-label" uses are false and fraudulent claims to the government. The failure to comply with “off-label” promotion restrictions can result in significant financial penalties and a required corporate integrity agreement with the federal government imposing significant administrative obligations and costs, and potential evaluation from federal health care programs.

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

Pending and future product liability claims and other litigation, including private securities litigation, shareholder derivative suits and contract litigation, may adversely affect our financial condition and results of operations.
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
We are currently the subject of product liability litigation proceedings and other proceedings described in more detail in Note 5 of the Consolidated Financial Statements in the Financial Report included in our 2012 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K. The outcome of product liability litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate monetary amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The final resolution of these types of litigation matters may take a number of years and we cannot reasonably estimate the time frame in which any potential settlements or judgments would be paid out or the amounts of any such settlements or judgments. In addition, the cost to defend any future product liability claims may be significant. Product liability claims, securities and commercial litigation and other current or future litigation, including any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered under our previously-issued product liability insurance policies and existing litigation reserves, could have a material adverse effect on our results of operations, financial position and cash flows.

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
In March 2010, the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act were enacted into law in the United States, which included a number of provisions aimed at improving the quality and decreasing the costs of healthcare. The healthcare reform statutes have already resulted in significant reimbursement cuts in Medicare payments to hospitals and other healthcare providers. It is uncertain what consequences these provisions will have on patient access to new technologies and what impacts these provisions will have on Medicare reimbursement rates. Legislative or administrative reforms to the U.S. or international reimbursement systems that significantly reduce reimbursement for procedures using our medical devices or deny coverage for such procedures, or adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues, would have an adverse impact on the products, including clinical products, purchased by our customers and the prices our customers are willing to pay for them. This in turn would have an adverse effect on our financial condition and results of operations.
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
As part of our strategy to develop and identify new products and technologies, we have made several acquisitions in recent years and may make additional acquisitions in the future. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of management's time that cannot then be dedicated to other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so. If our acquisitions are not successful, we may record unexpected impairment charges. Factors that will affect the success of our acquisitions include:

-	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;
-	adverse developments arising out of investigations by governmental entities of the business practices of acquired companies;
-	any decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies' product lines and sales and marketing practices, including price increases;
-	our ability to retain key employees; and
-
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

In May 2011, we announced a restructuring plan that included phasing out CRM manufacturing and research and development operations in Sweden, reducing our workforce and rationalizing product lines. Additionally, in August 2012, we announced a business realignment plan to restructure our product divisions into two new operating divisions as well as restructure certain support functions by centralizing information technology, human resources, legal, business development and certain marketing functions. The actions initiated under these restructuring plans included workforce reductions, the transfer of certain product lines, the disposal of inventory and long-lived assets and other efforts to streamline our business.

While these changes are part of a comprehensive plan to, among other things, accelerate our growth, reduce costs and leverage economies of scale, we may not realize the expected benefits of our restructuring initiatives and continuous improvement efforts. In addition, these actions and potential future restructuring actions could yield unintended consequences, such as distraction of management and employees, business disruption, reduced employee morale and productivity and unexpected additional employee attrition, including the inability to attract or retain key personnel. These consequences could negatively affect our business, financial condition and results of operations. We cannot guarantee that these recent restructuring measures, or other restructuring actions and expense reduction measures we take in the future, will result in the expected cost savings and additional operating efficiency we hope to achieve.
The success of many of our products depends upon strong relationships with physicians and other healthcare professionals.
If we fail to maintain our working relationships with physicians and other healthcare professionals, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products. The research, development, marketing and sales of many of our new and improved products is dependent upon our maintaining working relationships with physicians as well as other healthcare professionals, including hospital purchasing agents, who are becoming increasingly instrumental in making purchasing decisions for our products. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and the marketing and sale of our products. Physicians also assist us as researchers, marketing consultants, product consultants, inventors and as public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing and sales of our products could suffer, which could have a material adverse effect on our financial condition and results of operations. Our relationships with physicians and other healthcare professionals and other providers that use our products are regulated under the U.S. federal anti-kickback statute and similar state and foreign laws. We operate consistent with the AdvaMed Code of Ethics on Interactions with Health Care Professionals which provides guidance on marketing and other practices in our relationships with healthcare professionals and/or product purchasers. We also adhere to many similar codes in countries outside the United States. In addition, we have in place and are continuously improving our internal business integrity and compliance program and policies. Failure to comply with the federal anti-kickback law or similar state or foreign law could result in criminal or civil penalties.
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
In addition to foreign currency exchange rate fluctuations, there are a number of additional risks associated with our international operations, including those related to:

-	the imposition of or increase in import or export duties, surtaxes, tariffs or customs duties;
-	the imposition of import or export quotas or other trade restrictions;
-	foreign tax laws and potential increased costs associated with overlapping tax structures;
-	compliance with various U.S. and foreign laws, including the Foreign Corrupt Practices Act, the UK Anti-Bribery Act and import/export laws;
-	longer accounts receivable cycles in certain foreign countries, whether due to cultural, economic or other factors;
-	changes in medical reimbursement programs and regulatory requirements in international markets in which we operate; and
-
economic and political instability in foreign countries, including concerns over excessive levels of sovereign debt and budget deficits in countries where we market our products that could result in an inability to pay or timely pay outstanding payables.

Current economic conditions could adversely affect our results of operations.
During 2008 and 2009, the global economy experienced a severe downturn due to the sequential effects of the subprime lending crisis, the credit market crisis, collateral effects on the finance and banking industries, slower economic activity, decreased consumer confidence, adverse business conditions and liquidity concerns. More recently, credit and sovereign debt issues have destabilized certain European economies and thereby increased global macroeconomic uncertainties. On August 5, 2011, Standard & Poor's downgraded the U.S. credit rating to AA+ from its top rank of AAA. The current budget deficit concerns have increased the possibility of other credit rating agency downgrades which could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. Uncertainty about current global economic conditions continue to pose a risk as these and other factors beyond our control may adversely affect our ability to borrow money in the credit markets and to obtain financing for acquisitions or other general corporate and commercial purposes.
Upheaval in the global economy and financial markets can also affect our business through its effects on general levels of economic activity, employment and customer behavior. The recovery from the recent recession in the United States has been below historic averages and the unemployment rate is expected to remain high for some time. Inflation has fallen over the last several years, but is now rising, and Central Banks around the world have begun tightening monetary conditions to attempt to control inflation. Proposed cuts in federal spending in the United States over the next decade could result in cuts to, and restructuring of, entitlement programs such as Medicare and aid to states for Medicaid programs. Our hospital customers rely heavily on Medicare and Medicaid programs to fund their operations. Any cuts to these programs could negatively affect the business of our customers and our business. As a result of recent or future poor economic conditions, our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products or to pay for products they do purchase or have purchased on a timely basis, if at all. While the economic environment has begun to show signs of improvement, the strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our net sales, average selling prices, profit margins, procedural volumes and reimbursement rates from third party payors. In addition, the current economic conditions may adversely affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products.
On February 21, 2012, an agreement was reached between the Greek government and the European Union and International Monetary Fund whereby creditors would swap existing Greek government bonds for new bonds with a significant reduction in face value, a longer term and lower interest rates. This agreement, among other macroeconomic and factors specific to the distributor, negatively impacted the solvency and liquidity of our Greek distributor, resulting in a $57 million accounts receivable allowance charge recognized in our consolidated financial statements for the fiscal year ended December 31, 2011, which was subsequently written off during 2012. Although no significant accounts receivable allowance charges were made in 2012, we continue to experience longer collection cycles for trade receivables in certain European member states, particularly in Southern Europe. We still expect to fully collect these receivables, however, there can be no assurances that additional negative economic disruptions and slowdowns in Europe may result in us not fully collecting these receivables, adversely affecting our cash flows, financial position and results of operations. Additional prolongation of the economic disruptions in Europe may negatively impact reimbursement rates and procedural volumes and adversely affect our business and results of operations.
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
In March 2010, we received a Civil Investigative Demand (CID) from the DOJ. The CID requests documents and sets forth interrogatories related to communications by and within our Company on various indications for tachycardia implantable cardioverter defibrillator systems (ICDs) and a National Coverage Decision issued by Centers for Medicare and Medicaid Services. Similar requests were made of our major competitors. In addition, on August 31, 2012 we received a CID from the Civil Division of the DOJ requesting documents related to our Riata® and Riata ST® silicone-insulated products.  The CID appears to relate to a review of whether circumstances surrounding our Riata® and Riata ST® defibrillator lead products caused the submission of false claims to federal healthcare programs. On September 20, 2012, the OIG issued a subpoena requiring us to produce certain documents related to payments made by our Company to healthcare professionals practicing in California, Florida, and Arizona, as well as policies and procedures related to payments made by our Company to non-employee healthcare professionals.
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
Further, governmental investigations involving our customers, such as the DOJ investigation of hospitals related to ICD utilization, may have a negative impact on the size of the CRM market. Our U.S. ICD sales represented approximately 18% of our worldwide consolidated net sales in 2012, and any changes in this market could have a material adverse effect on our financial condition and results of operations.
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
We are increasingly dependent on sophisticated information technology and, if we fail to properly maintain the integrity of our data or if our products do not operate as intended, our business could be materially affected.
We are increasingly dependent on sophisticated information technology for our products and infrastructure. We have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities, including the conversion to a new enterprise resource planning system. Our information and manufacturing systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, mobile device technology, evolving systems and regulatory standards and the increasing need to protect patient and customer information. In addition, third parties may attempt to hack into our products or systems and may obtain data relating to patients with our products or the Company's proprietary information. If we fail to maintain or protect our information and manufacturing systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have difficulty manufacturing product, have difficulty preventing, detecting, and controlling fraud, become subject to regulatory sanctions or penalties, experience increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or suffer other adverse consequences. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future. Any significant breakdown, intrusion, interruption, corruption or destruction of these systems, as well as any data breaches, could have a material adverse effect on our business.
Our business, financial condition, results of operations and cash flows could be significantly and adversely affected by recent healthcare reform legislation and other administration and legislative proposals.
The Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act were enacted into law in March 2010. As a U.S. headquartered company with significant sales in the United States, this health care reform law will materially impact us as well as the U.S. economy. Certain provisions of the law will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the law. The law does levy a 2.3% excise tax on the majority of our U.S. medical device sales beginning in 2013. Our U.S. net sales represented approximately 47% of our worldwide consolidated net sales in 2012 and we still expect the new tax will materially and adversely affect our business, cash flows and results of operations. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value‐based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

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
We own our principal executive offices, which are located in St. Paul, Minnesota. Our manufacturing facilities currently operating are located in California, Minnesota, Arizona, South Carolina, Texas, New Jersey, Oregon, Massachusetts, Brazil, Puerto Rico, Costa Rica, Malaysia and Thailand. We own approximately 64% (680,000 square feet) of our total manufacturing space. We also maintain sales and administrative offices in the United States at 40 locations in 15 states and outside the United States at 102 locations in 42 countries. With the exception of 18 locations, all of these locations are leased.

We believe that all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations. During the first quarter of 2012, we commenced expansion of our Plymouth, Minnesota facility, which is currently 205,000 square feet. The additional 275,000 square feet will be used to house manufacturing, research and development and office space to consolidate CATD operations and create business synergies. We expect to complete the construction and begin occupation of the site during 2013. In conjunction with this additional construction, we will be closing our Maple Grove, Minnesota facility, 61,000 square feet, in April 2013. We also expect to close additional sites in Minnetonka, Minnesota during 2014 and 2015, as a result of the planned move to the expanded Plymouth facility.
During 2012, we completed the second phase of construction (approximately 108,000 square feet) on our total estimated 400,000 square foot facility located in Costa Rica. During 2011, we completed the first phase of construction (approximately 227,000 square feet). Currently CATD is utilizing the finished portion of the facility for manufacturing, laboratory, office and support areas. During 2013, we plan to complete an additional 25,000 square feet for manufacturing.
In November 2012, we completed the construction of our 130,000 square foot cardiac rhythm management office in Sunnyvale, California, which is primarily office space. The site has the potential to expand by another 172,800 square feet of office space, if future expansion is needed. In December of 2012, we also exercised an option to purchase a 155,000 square foot facility in Sylmar, California for use by our cardiac rhythm management business. The facility had previously been leased and consists of warehouse and office space.
The expansion of our Brazil facility was completed in the first quarter of 2011, which is primarily being utilized by CATD to support manufacturing efforts. This facility also includes warehouse and office space. Our Malaysia facility began initial operation and manufacture of CRM products in January 2011. The 342,000 square foot facility houses manufacturing, warehouse and general office space.

Item 3.	LEGAL PROCEEDINGS
We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated. Our significant legal proceedings are discussed in Note 5 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2012 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference. While it is not possible to predict the outcome for most of the legal proceedings discussed in Note 5, the costs associated with such proceedings could have a material adverse effect on our consolidated results of operations, financial position and cash flows of a future period.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There were no sales of unregistered securities during the 2012 fiscal year. The information set forth under the Stock Exchange Listings caption in the Financial Report included in St. Jude Medical’s 2012 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference. The following table provides information about the shares we repurchased during the fourth quarter of 2012:

Period	Total Number of Shares Purchased (c)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
9/30/2012 - 10/27/2012	3,943,365	$39.28	3,943,000	$145,113,029	(a)
10/28/2012 - 12/1/2012	3,752,733	38.67	3,752,213	1,000,000,000	(a), (b)
12/2/2012 - 12/29/2012	12,856,149	35.62	12,856,100	542,012,144	(b)
Total	20,552,247	$36.88	20,551,313	$542,012,144

(a) On October 17, 2012, our Board of Directors announced a share repurchase program of up to $300 million of our outstanding common stock with no expiration date. We began repurchasing shares on October 19, 2012 and completed the repurchases under the program on November 6, 2012.

(b) On November 29, 2012, our Board of Directors announced a share repurchase program of up to $1 billion of our outstanding common stock with no expiration date.

(c) Includes 934 shares surrendered to us by plan participants to satisfy withholding tax obligations related to the vesting of restricted stock awards. The shares were not repurchased on the open market.

Item 6.	SELECTED FINANCIAL DATA
The information set forth under the caption Five-Year Summary Financial Data in the Financial Report included in St. Jude Medical’s 2012 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2012 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2012 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements and Notes thereto and the Reports of Independent Registered Public Accounting Firm set forth in the Financial Report included in St. Jude Medical’s 2012 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934) as of December 29, 2012. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 29, 2012.
Management’s annual report on our internal control over financial reporting is provided in the Financial Report included in St. Jude Medical’s 2012 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference. The effectiveness of our internal control over financial reporting as of December 29, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided in the Financial Report included in St. Jude Medical’s 2012 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference.
During the fiscal quarter ended December 29, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes information regarding our equity compensation plans in effect as of December 29, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Stock plans approved by shareholders (3)	28,107,923	$38.08	18,254,926

St. Jude Medical, Inc. 2007 Employee Stock Purchase Plan approved by shareholders	—	—	6,706,103

All equity compensation plans approved by shareholders	28,107,923	$38.08	24,961,029

Equity compensation plans not approved by shareholders	—	—	—

Total	28,107,923	$38.08	24,961,029

Footnotes

(1)
Excludes, as of December 29, 2012, 63,868 shares underlying outstanding stock options assumed by us in connection with our acquisition of Advanced Neuromodulation Systems, Inc. (ANS) which were originally granted pursuant to the following plans of ANS: the Quest Medical, Inc. 1995 Stock Option Plan, the Quest Medical, Inc. 1998 Stock Option Plan, the ANS 2000 Stock Option Plan, the ANS 2001 Employee Stock Option Plan, the ANS 2002 Stock Option Plan and the ANS 2004 Stock Incentive Plan. The options are administered pursuant to the terms of the plan under which they were originally granted. No future options will be granted under these acquired plans.

(2)
The shares available for future issuance as of December 29, 2012 included 107,439 shares available for restricted stock grants under the St. Jude Medical, Inc. 2000 Stock Plan, as amended; and, if all remaining shares authorized for issuance under the 2007 Stock Incentive Plan, as amended and restated, were allocated to full value awards such that no additional stock options could be granted under the 2007 Stock Incentive Plan, up to 7,535,050 shares available for full value awards under the 2007 Stock Incentive Plan.

(3)
Includes the St. Jude Medical, Inc. 1997 Stock Option Plan, as amended, the St. Jude Medical, Inc. 2000 Stock Plan, as amended, the St. Jude Medical, Inc. 2002 Stock Plan, as amended, the St. Jude Medical, Inc. 2006 Stock Plan, as amended, and the St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended and restated.

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

The following Consolidated Financial Statements of St. Jude Medical and Reports of Independent Registered Public Accounting Firm as set forth in the Financial Report included in St. Jude Medical’s 2012 Annual Report to Shareholders are incorporated herein by reference from Exhibit 13 attached hereto:

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings – Fiscal Years ended December 29, 2012, December 31, 2011 and January 1, 2011
Consolidated Statements of Comprehensive Income – Fiscal Years ended December 29, 2012, December 31, 2011 and January 1, 2011
Consolidated Balance Sheets – December 29, 2012 and December 31, 2011
Consolidated Statements of Shareholders’ Equity – Fiscal Years ended December 29, 2012, December 31, 2011 and January 1, 2011
Consolidated Statements of Cash Flows – Fiscal Years ended December 29, 2012, December 31, 2011 and January 1, 2011
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

2.1
Agreement and Plan of Merger and Reorganization, dated as of October 15, 2010, among St. Jude Medical, Inc., Asteroid Subsidiary Corporation and AGA Medical Holdings, Inc., is incorporated by reference to Exhibit 2.1 to St. Jude Medical’s Registration Statement on Form S-4 filed on October 20, 2010 (Commission File No. 333-170045).

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

10.4
St. Jude Medical, Inc. Management Savings Plan, restated effective January 1, 2008, is incorporated by reference to Exhibit 10.1 of St. Jude Medical’s Current Report on Form 8-K filed on October 29, 2008. First Amendment to the St. Jude Medical, Inc. Management Savings Plan is incorporated by reference to Exhibit 4.2 to St. Jude Medical's Registration Statement on Form S-8 filed on August 8, 2012 (Commission File No. 333-183158). *

10.5
St. Jude Medical, Inc. 2007 Employee Stock Purchase Plan, as amended effective August 1, 2012, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 4, 2012. *

10.6
St. Jude Medical, Inc. 1997 Stock Option Plan is incorporated by reference to Exhibit 4.1 of St. Jude Medical’s Registration Statement on Form S-8 filed December 22, 1997 (Commission File No. 333-42945). *

Exhibit	Exhibit Index

10.7
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

10.14
Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.5 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008. *

10.15
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (amended 2011) and related Notice of Non-Qualified Stock Option Grant for options granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.2 to St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.16
Form of Non-Qualified Stock Option Agreement for Employees (amended 2011) and the related Notice of Non-Qualified Stock Option Grant for options granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.3 of St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.17
Form of Non-Qualified Stock Option Agreement (amended 2011) and related Notice of Non-Qualified Stock Option Grant for options granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.4 of St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.18
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (amended 2011) and related Notice of Non-Qualified Stock Option Grant for options granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.5 of St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.19
Form of Restricted Stock Award Agreement (amended 2011) and related Restricted Stock Award Certificate for restricted stock granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.6 to St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

Exhibit	Exhibit Index

10.20
Form of Restricted Stock Units Award Agreement (amended 2011) and related Restricted Stock Units Award Certificate for restricted stock units granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.7 to St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.21
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2006 Stock Plan. * #

10.22
Form of Non-Qualified Stock Option Agreement for Employees and the related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2006 Stock Plan. * #

10.23	St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended and restated (2011), is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 13, 2011. *

10.24
Form of Non-Qualified Stock Option Agreement (Global) and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan. * #

10.25
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan. * #

10.26
Form of Restricted Stock Award Agreement and related Restricted Stock Award Certificate for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan. * #

10.27
Form of Restricted Stock Units Award Agreement (Global) and related Restricted Stock Units Award Certificate for restricted stock units granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan. * #

10.28
St. Jude Medical, Inc. Amended and Restated 1995 Stock Option Plan (formerly the Quest Medical, Inc. 1995 Stock Option Plan) is incorporated by reference to Exhibit 10.12 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.29
St. Jude Medical, Inc. Amended and Restated 1998 Stock Option Plan (formerly the Quest Medical, Inc. 1998 Stock Option Plan) is incorporated by reference to Exhibit 10.13 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.30
St. Jude Medical, Inc. Amended and Restated 2000 Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2000 Stock Option Plan) is incorporated by reference to Exhibit 10.14 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.31
St. Jude Medical, Inc. Amended and Restated 2001 Employee Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2001 Employee Stock Option Plan) is incorporated by reference to Exhibit 10.15 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.32
St. Jude Medical, Inc. Amended and Restated 2002 Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2002 Stock Option Plan) is incorporated by reference to Exhibit 10.16 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

Exhibit	Exhibit Index

10.33
St. Jude Medical, Inc. Amended and Restated 2004 Stock Incentive Plan (formerly the Advanced Neuromodulation Systems, Inc. 2004 Stock Incentive Plan) is incorporated by reference to Exhibit 10.17 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.34
Form of Severance Agreement between St. Jude Medical, Inc. and executive officers hired prior to December 10, 2012 is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on January 7, 2009. *

10.35	Form of Severance Agreement between St. Jude Medical, Inc. and executive officers hired on or after December 10, 2012. * #

10.36
Employment Agreement, dated as of April 1, 2002, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez is incorporated by reference to Exhibit 10.16 of Advanced Neuromodulation Systems’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. *

10.37
Amendment, dated as of July 27, 2006, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez, to Employment Agreement, effective as of April 1, 2002, between Advanced Neuromodulation Systems, Inc. and Christopher G. Chavez is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Current Report on Form 8-K filed on August 2, 2006. *

10.38
Multi-Year $1,500,000,000 Credit Agreement dated as of December 22, 2010 among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, and the other Lenders party thereto, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on December 29, 2010.

12	Computation of Ratio of Earnings to Fixed Charges. #

13	Portions of St. Jude Medical’s 2012 Annual Report to Shareholders. #

21	Subsidiaries of the Registrant. #

23	Consent of Independent Registered Public Accounting Firm. #

24	Power of Attorney. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101
Financial statements from the Annual Report on Form 10-K of St. Jude Medical, Inc. for the year ended December 29, 2012, formatted in XBRL: (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. ##

*	Management contract or compensatory plan or arrangement.
#	Filed as an exhibit to this Annual Report on Form 10-K.

(b)	Exhibits: Reference is made to Item 15(a)(3).

(c)	Schedules:
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance	Additions		Deductions
Description	at Beginning of Year	Charged to Expense	Other (2)	Write-offs (1)	Other (2)	Balance at End of Year
Allowance for doubtful accounts:
Fiscal year ended
December 29, 2012	$101	$6	$1	$(61)	$—	$47
December 31, 2011	$35	$72	$—	$(3)	$(3)	$101
January 1, 2011	$35	$4	$2	$(6)	$—	$35

(1)
Uncollectible accounts written off, net of recoveries. During 2012, the Company wrote-off $55 million related to its Greek distributor, previously reserved for during the fiscal year ended December 31, 2011.

(2)	In 2012, 2011 and 2010, $1 million, $(3) million, and $2 million, respectively, of “other” represents the effects of changes in foreign currency translation.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JUDE MEDICAL, INC.

Date:	February 26, 2013	By	/s/ DANIEL J. STARKS
Daniel J. Starks
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

		By	/s/ DONALD J. ZURBAY
Donald J. Zurbay
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of February, 2013.

/s/ DANIEL J. STARKS	Chairman of the Board
Daniel J. Starks

*	Director
John W. Brown

*	Director
Richard R. Devenuti

*	Director
Stuart M. Essig

*	Director
Barbara B. Hill

*	Director
Michael A. Rocca

*	Director
Wendy L. Yarno

* By: /s/ JASON A. ZELLERS
Jason A. Zellers
Attorney-in-Fact