Form 10-K/A
period 2012-12-29
ST JUDE MEDICAL INC
filed 2013-03-21
CIK 203077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Annual Report on Form 10-K of St. Jude Medical, Inc. (“St. Jude Medical”) for the fiscal year ended December 29, 2012, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2013 (the “Original Filing”), is being filed for the purpose of (i) correcting cross-references to St. Jude Medical’s Proxy Statement for the 2013 Annual Meeting of Shareholders in Part III, Items 10, 11, 13 and 14, which cross-references inadvertently referred to St. Jude Medical’s Proxy Statement for the 2012 Annual Meeting of Shareholders in the Original Filing; and (ii) adding a cross-reference to St. Jude Medical’s Proxy Statement for the 2013 Annual Meeting of Shareholders in Part III, Item 12, which cross-reference was inadvertently omitted from the Original Filing.

The portions of St. Jude Medical’s Proxy Statement for the 2013 Annual Meeting of Shareholders that are not expressly incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, shall not be deemed incorporated by reference into, and are not part of, this Amendment No. 1.

In accordance with Rule 12b-15 under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), Part III, Items 10, 11, 12, 13 and 14 of the Original Filing have been amended and restated in their entirety. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing, and it does not reflect events occurring after the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

In addition, the following exhibits are filed herewith:

  31.3     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.4     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions Proposal to Elect Directors, Director Qualifications, Director Nomination Process, Director Independence and Audit Committee Financial Literacy and Expertise, Committees of the Board of Directors and Section 16(a) Beneficial Ownership Reporting Compliance in St. Jude Medical’s Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference. The information set forth under the caption Executive Officers of the Registrant in Part I, Item 1 of the Original Filing is incorporated herein by reference.

We have adopted a Code of Business Conduct for our principal executive officer, principal financial officer, principal accounting officer, corporate controller and all other employees. We have made our Code of Business Conduct available on our website (http://www.sjm.com) under About Us – Business Integrity – Code of Business Conduct. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct by posting such information on our website at the web address and location specified above. Information included on our website is not deemed to be incorporated into this Amendment No. 1.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions Compensation of Directors, Director Compensation Table, Executive Compensation and Compensation Committee Interlocks and Insider Participation in St. Jude Medical’s Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption Share Ownership of Management and Directors and Certain Beneficial Owners in St. Jude Medical's Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

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
4

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

The information set forth under the captions Related Person Transactions and Director Independence and Audit Committee Financial Literacy and Expertise in St. Jude Medical’s Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm in St. Jude Medical’s Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JUDE MEDICAL, INC.

Date:	March 21, 2013	By	/s/ DONALD J. ZURBAY
Donald J. Zurbay
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 21st day of March, 2013.

*	Chairman of the Board
Daniel J. Starks

*	Director
John W. Brown

*	Director
Richard R. Devenuti

*	Director
Stuart M. Essig

*	Director
Barbara B. Hill

*	Director
Michael A. Rocca

*	Director
Wendy L. Yarno

* By: /s/ DONALD J. ZURBAY
Donald J. Zurbay
Attorney-in-Fact

6

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

7