Form 10-Q
period 2013-03-30
ST JUDE MEDICAL INC
filed 2013-05-07
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2013 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.
Commission File Number: 1-12441
ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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

The number of shares of common stock, par value $.10 per share, outstanding on May 3, 2013 was 283,362,731.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales	$1,338	$1,395
Cost of sales:
Cost of sales before special charges	359	358
Special charges	18	23
Total cost of sales	377	381
Gross profit	961	1,014
Selling, general and administrative expense	468	490
Research and development expense	160	175
Special charges	25	47
Operating profit	308	302
Other expense, net	48	23
Earnings before noncontrolling interest and income taxes	260	279
Income tax expense	38	67
Net earnings before noncontrolling interest	222	212
Net loss attributable to noncontrolling interest	(1)	—
Net earnings attributable to St. Jude Medical, Inc.	$223	$212

Net earnings per share attributable to St. Jude Medical, Inc.:
Basic	$0.78	$0.67
Diluted	$0.78	$0.67
Cash dividends declared per share:	$0.25	$0.23
Weighted average shares outstanding:
Basic	285.3	315.7
Diluted	287.4	317.7
See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net earnings before noncontrolling interest	$222	$212
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale securities	(1)	2
Unrealized gain on derivative financial instruments	3	—
Reclassification of realized gain on available-for-sale securities	—	(2)
Foreign currency translation adjustment	(27)	38
Other comprehensive (loss) income	(25)	38
Total comprehensive income before noncontrolling interest	197	250
Total comprehensive loss attributable to noncontrolling interest	(1)	—
Total comprehensive income attributable to St. Jude Medical, Inc.	$198	$250
See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share amounts)

	March 30, 2013
	(Unaudited)	December 29, 2012
ASSETS
Current Assets
Cash and cash equivalents	$966	$1,194
Accounts receivable, less allowance for doubtful accounts of $47 million at both March 30, 2013 and December 29, 2012	1,319	1,349
Inventories	602	610
Deferred income taxes, net	218	220
Other current assets	240	178
Total current assets	3,345	3,551
Property, plant and equipment, at cost	2,687	2,629
Less accumulated depreciation	(1,249)	(1,204)
Net property, plant and equipment	1,438	1,425
Goodwill	3,036	2,961
Intangible assets, net	850	804
Other assets	491	530
TOTAL ASSETS	$9,160	$9,271
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$522	$530
Accounts payable	201	254
Dividends payable	71	68
Income taxes payable	139	142
Employee compensation and related benefits	253	299
Other current liabilities	416	482
Total current liabilities	1,602	1,775
Long-term debt	2,833	2,550
Deferred income taxes, net	344	323
Other liabilities	550	529
Total liabilities	5,329	5,177
Commitments and Contingencies (Note 6)	—	—
Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 283,161,290 and 295,648,327 shares issued and outstanding at March 30, 2013 and December 29, 2012, respectively)	28	30
Additional paid-in capital	43	—
Retained earnings	3,651	4,018
Accumulated other comprehensive income	21	46
Total shareholders' equity before noncontrolling interest	3,743	4,094
Noncontrolling interest	88	—
Total shareholders’ equity	3,831	4,094
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,160	$9,271
See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Three Months Ended	March 30, 2013	March 31, 2012
OPERATING ACTIVITIES
Net earnings before noncontrolling interest	$222	$212
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	68	70
Amortization of debt premium, net	(3)	(1)
Stock-based compensation	16	19
Gain on sale of investment	—	(4)
Deferred income taxes	(3)	(10)
Other, net	34	(1)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(5)	(38)
Inventories	7	1
Other current assets	(67)	(11)
Accounts payable and accrued expenses	(96)	(46)
Income taxes payable	10	44
Net cash provided by operating activities	183	235
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(65)	(70)
Proceeds from sale of investments	—	6
Other investing activities, net	(4)	1
Net cash used in investing activities	(69)	(63)
FINANCING ACTIVITIES
Exercise of stock options and stock issued, including excess tax benefits	51	48
Common stock repurchased, including related costs	(609)	(300)
Dividends paid	(68)	(67)
Issuances of commercial paper borrowings, net	307	211
Other financing activities, net	(14)	—
Net cash used in financing activities	(333)	(108)
Effect of currency exchange rate changes on cash and cash equivalents	(9)	3
Net increase in cash and cash equivalents	(228)	67
Cash and cash equivalents at beginning of period	1,194	986
Cash and cash equivalents at end of period	$966	$1,053

Noncash investing activities:
Noncontrolling interest	$94	$—
See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION
Principles of Consolidation: The accompanying unaudited condensed consolidated financial statements of St. Jude Medical, Inc. (St. Jude Medical or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (U.S. generally accepted accounting principles) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (2012 Annual Report on Form 10-K).
The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities for which St. Jude Medical has a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. For variable interest entities (VIEs), the Company assesses the terms of its interest in the entity to determine if St. Jude Medical is the primary beneficiary. Variable interests are ownership, contractual, or other interests in an entity that change with increases or decreases in the fair value of the entity's net assets excluding variable interests. The entity that consolidates the VIE, is considered the primary beneficiary, and is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE's economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. In the first quarter of 2013, the Company determined that CardioMEMS, Inc. (CardioMEMS) was a VIE for which the Company is now the primary beneficiary and began consolidating their results (see Note 2).
On August 30, 2012, the Company announced the realignment of its product divisions into two new business units (or divisions): the Implantable Electronic Systems Division (IESD) (combining its legacy Cardiac Rhythm Management and Neuromodulation product divisions) and the Cardiovascular and Ablation Technologies Division (CATD) (combining its legacy Cardiovascular and Atrial Fibrillation product divisions). In addition, the Company centralized certain support functions, including information technology, human resources, legal, business development and certain marketing functions. The organizational changes were part of a comprehensive plan to accelerate our growth, reduce costs, leverage economies of scale and increase investment in product development. The Company began reporting under the new organizational structure as of the beginning of fiscal year 2013. As a result, certain prior period amounts have been recast to conform to the Company's new organizational structure in this Quarterly Report on Form 10-Q. See Note 14 for further information on the Company's segments.
New Accounting Pronouncements: In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), an update to Comprehensive Income (Topic 220). ASU 2013-02 requires an entity to present either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items in the statement presenting net income. Additionally, disclosures about the changes in each component of accumulated other comprehensive income are also required. ASU 2013-02 requires prospective application and is effective for all fiscal years and interim periods beginning after December 15, 2012. The Company adopted ASU 2013-02 in the first quarter of 2013 and there was no impact to the Company's financial statements. Refer to Note 9 for the Company's new disclosures required by ASU 2013-02.

NOTE 2 – BUSINESS COMBINATIONS
During 2010, the Company made a minority equity investment of $60 million in CardioMEMS, a privately-held company that is focused on the development of a wireless monitoring technology that can be placed directly into the pulmonary artery to assess cardiac performance via measurement of pulmonary artery pressure. The investment agreement resulted in a 19% ownership interest and provided the Company with the exclusive right, but not the obligation, to acquire CardioMEMS for an additional payment of $375 million during the period that extends through the completion of certain regulatory milestones.

In February 2013, the Company provided additional debt financing of $28 million to CardioMEMS which has been collateralized by substantially all the assets of CardioMEMS including its intellectual property. The Company has also committed to provide up to $12 million of additional debt financing to CardioMEMS. In connection with the debt financing, the Company also obtained additional significant decision-making rights over CardioMEMS' operations. If the Company were to exercise its option to acquire CardioMEMS, the Company would pay a total of $375 million less any net debt payable to St. Jude Medical in exchange for all the outstanding stock of CardioMEMS.

In accordance with the consolidation accounting guidance Accounting Standards Codification (ASC) Topic 810: Improvements to Financial Reporting By Enterprises Involved with Variable Interest Entities (VIEs), the Company reconsidered and determined that effective on February 27, 2013 CardioMEMS was a variable interest entity for which St. Jude Medical is now the primary beneficiary. As a result, as of February 27, 2013, the financial condition and results of operations of CardioMEMS were included in St. Jude Medical's consolidated financial statements. At the time of consolidation, the Company recognized a $29 million charge to other expense (see Note 10) to adjust the carrying value of the pre-existing equity investment and fixed price purchase option to fair value. The Company continues to have a 19% voting equity interest in CardioMEMS, and therefore, allocates the losses attributable to the noncontrolling CardioMEMS' shareholders to noncontrolling interest in the Condensed Consolidated Statements of Earnings and Condensed Consolidated Balance Sheets. The creditors of CardioMEMS do not have any recourse to the general credit of St. Jude Medical.

The following table summarizes the preliminary estimated fair values of CardioMEMS' assets and liabilities included in St. Jude Medical's Condensed Consolidated Balance Sheets as of February 27, 2013 in accordance with Business Combinations, (Topic 805), (in millions):

Current assets	$8
Goodwill	84
Acquired in-process research and development (IPR&D)	69
Other long-term assets	2
Total assets	$163

Current liabilities	$13
Deferred income taxes, net	26
Other long-term liabilities	4
Total liabilities	$43
Non-controlling interest	$89
The goodwill recognized in connection with the CardioMEMS transaction was not deductible for income tax purposes and was allocated entirely to the Company's IESD segment. The goodwill represented the strategic benefits of growing the Company's cardiac rhythm management and heart failure therapy product portfolio and the expected revenue growth from increased market penetration. The Company recognized $69 million of indefinite-lived IPR&D intangible assets. Upon completion of the related development project (generally when regulatory approval to market the product is obtained), the IPR&D will be amortized over its estimated useful life.

The pro forma impact of the CardioMEMS business combination has not been presented since the impact to the Company's results of operations was not material.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 14) for the three months ended March 30, 2013 were as follows (in millions):

	IESD	CATD	Total
Balance at December 29, 2012	$1,229	$1,732	$2,961
CardioMEMS, Inc.	84	—	84
Foreign currency translation and other	(9)	—	(9)
Balance at March 30, 2013	$1,304	$1,732	$3,036

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in millions):

	March 30, 2013		December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Purchased technology and patents	$926	$336	$947	$336
Customer lists and relationships	47	27	57	36
Trademarks and tradenames	22	11	22	10
Licenses, distribution agreements and other	4	2	6	4
	$999	$376	$1,032	$386
Indefinite-lived intangible assets:
Acquired IPR&D	$178		$109
Trademarks and tradenames	49		49
	$227		$158

NOTE 4 – INVENTORIES
The Company’s inventories consisted of the following (in millions):

	March 30, 2013	December 29, 2012
Finished goods	$394	$416
Work in process	53	50
Raw materials	155	144
	$602	$610

NOTE 5 – DEBT
The Company’s debt consisted of the following (in millions):

	March 30, 2013	December 29, 2012
2.20% senior notes due 2013	$453	$454
3.75% senior notes due 2014	700	699
2.50% senior notes due 2016	516	518
4.875% senior notes due 2019	496	496
1.58% Yen-denominated senior notes due 2017	86	95
2.04% Yen-denominated senior notes due 2020	135	149
Yen-denominated credit facilities	69	76
Commercial paper borrowings	900	593
Total debt	3,355	3,080
Less: current debt obligations	522	530
Long-term debt	$2,833	$2,550
Expected future minimum principal payments under the Company’s debt obligations as of March 30, 2013 are as follows: $519 million in 2013; $700 million in 2014; $900 million in 2015; $500 million in 2016; $86 million in 2017; and $635 million in years thereafter. Refer to Note 15 for updated expected future minimum principal payments under the Company's debt obligations as of May 3, 2013.
Senior Notes Due 2013: In March 2010, the Company issued $450 million principal amount of 3-year, 2.20% unsecured senior notes (2013 Senior Notes) that mature in September 2013. The majority of the net proceeds from the issuance of the 2013 Senior Notes was used to retire outstanding debt obligations. Interest payments are required on a semi-annual basis. The 2013 Senior Notes were issued at a discount, yielding an effective interest rate of 2.23% at issuance. The Company may redeem the

2013 Senior Notes at any time at the applicable redemption price. The debt discount is being amortized as interest expense through maturity.
Concurrent with the issuance of the 2013 Senior Notes, the Company entered into a 3-year, $450 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of the Company’s fixed-rate 2013 Senior Notes. In November 2010, the Company terminated the interest rate swap and received a cash payment of $19 million. The gain from terminating the interest rate swap agreement has been reflected as an increase to the carrying value of the debt and is being amortized as a reduction of interest expense resulting in a net average interest rate of 0.8% that will be recognized over the remaining term of the 2013 Senior Notes.
Senior Notes Due 2014: In July 2009, the Company issued $700 million principal amount of 5-year, 3.75% unsecured senior notes (2014 Senior Notes) that mature in July 2014. Interest payments are required on a semi-annual basis. The 2014 Senior Notes were issued at a discount, yielding an effective interest rate of 3.78% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2014 Senior Notes at any time at the applicable redemption price. Refer to Note 15 for further information regarding the redemption of the 2014 Senior Notes on May 2, 2013.
Senior Notes Due 2016: In December 2010, the Company issued $500 million principal amount of 5-year, 2.50% unsecured senior notes (2016 Senior Notes) that mature in January 2016. The majority of the net proceeds from the issuance of the 2016 Senior Notes was used for general corporate purposes including the repurchase of the Company’s common stock. Interest payments are required on a semi-annual basis. The 2016 Senior Notes were issued at a discount, yielding an effective interest rate of 2.54% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2016 Senior Notes at any time at the applicable redemption price.
Concurrent with the issuance of the 2016 Senior Notes, the Company entered into a 5-year, $500 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of the Company’s fixed-rate 2016 Senior Notes. In June 2012, the Company terminated the interest rate swap and received a cash payment of $24 million. The gain from terminating the interest rate swap agreement has been reflected as an increase to the carrying value of the debt and is being amortized as a reduction of interest expense resulting in a net average interest rate of 1.3% that will be recognized over the remaining term of the 2016 Senior Notes.
Senior Notes Due 2019: In July 2009, the Company issued $500 million principal amount of 10-year, 4.875% unsecured senior notes (2019 Senior Notes) that mature in July 2019. Interest payments are required on a semi-annual basis. The 2019 Senior Notes were issued at a discount, yielding an effective interest rate of 5.04% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2019 Senior Notes at any time at the applicable redemption price. Refer to Note 15 for further information regarding the redemption of the 2019 Senior Notes on May 2, 2013.
1.58% Yen-Denominated Senior Notes Due 2017: In April 2010, the Company issued 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $86 million at March 30, 2013 and $95 million at December 29, 2012). The principal amount of the 1.58% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2017.
2.04% Yen-Denominated Senior Notes Due 2020: In April 2010, the Company issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $135 million at March 30, 2013 and $149 million at December 29, 2012). The principal amount of the 2.04% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2020.
Yen–Denominated Credit Facilities: In March 2011, the Company borrowed 6.5 billion Japanese Yen (the equivalent of $69 million at March 30, 2013 and $76 million at December 29, 2012) under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at Yen LIBOR plus 0.25% and mature in March 2014 and the other half of the borrowings bear interest at Yen LIBOR plus 0.275% and mature in June 2013. The maturity dates of each credit facility automatically extend for a one-year period, unless the Company elects to terminate the credit facility.
Other Available Borrowings: In December 2010, the Company entered into a $1.5 billion unsecured committed credit facility (Credit Facility) that it may draw on for general corporate purposes and to support its commercial paper program. The Credit Facility expires in February 2015. Borrowings under the Credit Facility bear interest initially at LIBOR plus 0.875%, subject to adjustment in the event of a change in the Company’s credit ratings. As of March 30, 2013 and December 29, 2012, the Company had no outstanding borrowings under the Credit Facility.

The Company’s commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. As of March 30, 2013 and December 29, 2012, the Company's commercial paper borrowings were $900 million and $593 million, respectively. During the first three months of 2013, the Company’s weighted average effective interest rate on its commercial paper borrowings was approximately 0.24%. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. The Company classifies all of its commercial paper borrowings as long-term debt, as the Company has the ability to repay any short-term maturity with available cash from its existing long-term, committed Credit Facility.
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Product Liability Litigation
Silzone® Litigation and Insurance Receivables: The Company has been sued in various jurisdictions beginning in March 2000 by some patients who received a heart valve product with Silzone® coating, which the Company stopped selling in January 2000. The Company has vigorously defended against the claims that have been asserted and will continue to do so with respect to any remaining claims.
The Company's outstanding Silzone cases consist of one class action in Ontario that has been appealed by the plaintiffs, one individual case in Ontario and one individual case filed in the U.S. District Court for the District of Arizona. In June 2012, the Ontario Court ruled in the Company's favor on all nine common class issues in a class action involving Silzone patients, and the case was dismissed. In September 2012, counsel for the class filed an appeal with the Court of Appeal for the Province of Ontario and filed their initial appellate brief on February 28, 2013. The Company is scheduled to file its responsive brief in August 2013, and the appeal will likely be heard in November 2013. The individual case in Ontario requests damages in excess of $1 million (claiming unspecified special damages, health care costs and interest) and the individual case in Arizona requests damages in excess of seventy-five thousand dollars. Based on the Company’s historical experience, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed.
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
The following table summarizes the Company’s Silzone legal accrual and related insurance receivable at March 30, 2013 and December 29, 2012 (in millions):

	March 30, 2013	December 29, 2012
Silzone legal accrual	$5	$4
Silzone insurance receivable	$3	$3

Riata® Litigation: On April 18, 2013, a lawsuit seeking a class action was filed against the Company in the U.S. District Court for the Western District of Washington by plaintiffs alleging they suffered injuries caused by Riata® and Riata® ST Silicone Defibrillation Leads. The potential class of plaintiffs in this lawsuit is limited to residents of the State of Washington. The complaint seeks compensatory damages in unspecified amounts, punitive damages and a declaratory judgment that the Company is liable to the proposed class members for any past, present and future evaluative monitoring, and corrective medical, surgical and incidental expenses and losses.

As of May 6, 2013, the Company has also received 23 lawsuits from individual plaintiffs alleging injuries caused by, and asserting product liability claims concerning, Riata® and Riata® ST Silicone Defibrillation Leads. Most of these individual lawsuits are brought by a single plaintiff, but some of them name multiple individuals as plaintiffs. The action in Washington is the only case that seeks a class action. One of the multi-plaintiff lawsuits, filed in the Superior Court of California for the city and county of Los Angeles on April 4, 2013, joins 29 unrelated claimants, and two of the multi-plaintiff lawsuits each join two unrelated claimants. Of these 23 lawsuits, nine cases are pending in federal courts, including three in the U.S. District Court for the District of Minnesota, four in the U.S. District Court for the Central District of California, one in the U.S. District Court for the Northern District of Georgia and one in the U.S. District Court for the Eastern District of Louisiana. The remaining 14 lawsuits are pending in state courts across the country, including seven in Minnesota, five in California, one in Indiana and one in South Carolina.

All but one of the claimants in the aforementioned suits allege bodily injuries as a result of surgical removal and replacement of Riata® leads, or other complications, which they attribute to the leads. The majority of the claimants who seek recovery for implantation and/or surgical removal of Riata® leads are seeking compensatory damages in unspecified amounts, and declaratory judgments that the Company is liable to the claimants for any past, present and future evaluative monitoring, and corrective medical, surgical and incidental expenses and losses. Several claimants also seek punitive damages.

The Company intends to vigorously defend against the claims that have been asserted. The Company has not recorded an expense related to any potential damages in connection with these matters because any potential loss is not probable or reasonably estimable.
Patent and Other Intellectual Property Litigation
Volcano Corporation & LightLab Imaging Litigation: The Company's subsidiary, LightLab Imaging, has pending litigation with Volcano Corporation (Volcano) and Axsun Technologies, Inc. (Axsun), a subsidiary of Volcano, in the Massachusetts state court and in state court in Delaware. LightLab Imaging makes and sells optical coherence tomography (OCT) imaging systems. Volcano is a LightLab Imaging competitor in medical imaging. Axsun makes and sells lasers and is a supplier of lasers to LightLab Imaging for use in OCT imaging systems. The lawsuits arise out of Volcano's acquisition of Axsun in December 2008. Before Volcano acquired Axsun, LightLab Imaging and Axsun had worked together to develop a tunable laser for use in OCT imaging systems. While the laser was in development, LightLab Imaging and Axsun entered into an agreement pursuant to which Axsun agreed to sell its tunable lasers exclusively to LightLab in the field of human coronary artery imaging for a certain period of time.
After Volcano acquired Axsun in December 2008, LightLab Imaging sued Axsun and Volcano in Massachusetts, asserting a number of claims arising out of Volcano's acquisition of Axsun. In January 2011, the Court ruled that Axsun's and Volcano's conduct constituted knowing and willful violations of a statute which prohibits unfair or deceptive acts or practices or acts of unfair competition, entitling LightLab Imaging to double damages, and furthermore, that LightLab Imaging was entitled to recover attorneys' fees. In February 2011, Volcano and Axsun were ordered to pay the Company for reimbursement of attorneys' fees and double damages, which Volcano paid to the Company in July 2011. The Court also issued certain injunctions and declaratory relief against Volcano. The Company has also appealed certain rulings relating to the trial court's exclusion of certain expert testimony and its refusal to enter permanent injunctions. In January 2013, the Supreme Judicial Court for Massachusetts granted the Company's request to bypass the intermediary appellate court and has accepted the matter for its direct review.
In May 2011, LightLab Imaging initiated a lawsuit against Volcano and Axsun in the Delaware state court. The suit seeks to enforce LightLab Imaging's exclusive contract with Axsun, and also alleges claims to prevent Volcano from interfering with that contract and to bar Axsun and Volcano from using LightLab Imaging confidential information and trade secrets, and to prevent Volcano and Axsun from violating a Massachusetts statute prohibiting unfair methods of competition and unfair or deceptive acts or practices relating to LightLab Imaging's tunable laser technology. In May 2012, the Court granted Volcano's motion to stay the proceedings until Volcano provides notice of its intent to begin clinical trials or engage in other public activities with an OCT imaging system that uses a type of light source that is in dispute in the lawsuit. Volcano is under an order to provide such a notice at least 45 days before beginning such trials or engaging in such activities. In April 2013, the Court denied a motion by the Company to lift the stay.
Volcano Corporation & St. Jude Medical Patent Litigation: In July 2010, the Company filed a lawsuit in federal district court in Delaware against Volcano for patent infringement. In the suit, the Company asserted certain patents against Volcano and seeks injunctive relief and monetary damages. The infringed patents are part of the St. Jude Medical PressureWire® technology platform, which was acquired as part of St. Jude Medical's purchase of Radi Medical Systems in December 2008. On October 19, 2012 a jury ruled in favor of Volcano finding that certain Volcano patents do not infringe the Company's patents and that certain St. Jude Medical patents were invalid. The Company has filed a motion for judgment as a matter of law and for a new trial. If necessary, the Company will appeal to the appellate court and raise challenges to various issues related to the trial that resulted in the October 19, 2012 jury decision. Volcano also filed counterclaims against the Company in this case, alleging certain St. Jude Medical patent claims are unenforceable and that certain St. Jude Medical products infringe certain Volcano patents. On October 25, 2012, a jury ruled that the Company did not infringe certain Volcano patents. The Court entered judgment on both October jury verdicts in January 2013. Both parties filed post-trial motions, which have yet to be ruled upon by the Court, and are moving forward with other post-trial proceedings.
On April 16, 2013, Volcano filed a lawsuit in federal district court in Delaware against the Company alleging that the Company is infringing two U.S. patents owned by Volcano which were issued that same day. The allegations relate to the Company's PressureWire® technology (Fractional Flow Reserve) FFR Platforms, including ILUMIENTM PCI Optimization System and

QuantienTM Integrated FFR platforms. In its complaint, Volcano seeks both injunctive relief and monetary damages. The Company plans to vigorously defend against the claims asserted.
Securities and Other Shareholder Litigation
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
December 2012 Securities Class Action Litigation: On December 7, 2012, a securities class action lawsuit was filed in federal district court in Minnesota against the Company and an officer for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the Company between October 17, 2012 and November 20, 2012. The complaint, which seeks unspecified damages and other relief as well as attorneys' fees, challenges the Company’s disclosures concerning its high voltage cardiac rhythm lead products during the purported class period. On December 10, 2012, a second securities class action lawsuit was filed in federal district court in Minnesota against the Company and certain officers for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the Company between October 19, 2011 and November 20, 2012. The second complaint pursues similar claims and seeks unspecified damages and other relief as well as attorneys’ fees. In March 2013, the Court consolidated the two cases, appointed lead counsel and a lead plaintiff, and issued an order requiring that the plaintiffs file their consolidated amended complaint by June 25, 2013, and that the Company file its responsive pleading by August 26, 2013. The Company intends to vigorously defend against the claims asserted in this matter.

December 2012 Derivative Litigation: In December 2012, a shareholder derivative action was initiated in Minnesota state court in Ramsey County, on behalf of the Company, against members of St. Jude Medical’s Board of Directors as well as certain officers of the Company (collectively, "the defendants"). The plaintiffs in this action allege breach of fiduciary duty, waste of corporate assets and unjust enrichment. The claims center around and involve the Company’s high voltage cardiac rhythm lead products and related activities and events. No damages are sought against the Company. The defendants in this matter intend to vigorously defend against the claims asserted in this lawsuit. On March 11, 2013, the defendants filed a motion to dismiss the plaintiffs' complaint. The plaintiffs' filed their response on April 25, 2013. The defendants' reply is due on May 16, 2013.

The Company has not recorded an expense related to any potential damages in connection with these litigation matters because any potential loss is not probable or reasonably estimable. The Company cannot reasonably estimate a loss or range of loss, if any, that may result from these litigation matters.
Governmental Investigations
The Company previously reported that on August 31, 2012 it had received a Civil Investigative Demand (CID) from the Civil Division of the Department of Justice (DOJ) requesting documents related to St. Jude Medical's Riata® and Riata ST® silicone-insulated products. The CID appeared to relate to a review of whether circumstances surrounding the Company's Riata® and Riata ST® defibrillator lead products caused the submission of false claims to federal healthcare programs. The Company provided the DOJ with material responsive to the CID in the fall 2012, and in March 2013, the DOJ informed the Company that it had closed its investigation.
In March 2010, the Company received a CID from the Civil Division of the DOJ. The CID requests documents and sets forth interrogatories related to communications by and within the Company on various indications for ICDs and a National Coverage Decision issued by Centers for Medicare and Medicaid Services. Similar requests were made of the Company's major competitors. The Company provided its response to the DOJ in June 2010.
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

The Company is cooperating with the two open investigations and is responding to these requests. However, the Company cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on the Company. The Company has not recorded an expense related to any potential damages in connection with these governmental matters because any potential loss is not probable or reasonably estimable. The Company cannot reasonably estimate a loss or range of loss, if any, that may result from these matters.
Regulatory Matters
In late September 2012, the Food and Drug Administration (FDA) commenced an inspection of the Company's Sylmar, California facility, and, following such inspection, issued eleven observations on a Form 483. In early November 2012, the Company's provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address the FDA's observations of nonconformity. The Company subsequently received a warning letter dated January 10, 2013 from the FDA relating to these nonconformities with respect to its Sylmar, California facility. The warning letter does not identify any specific concerns regarding the performance of, or indicate the need for any field or other action regarding, any particular St. Jude Medical product. The Sylmar, California facility will continue to manufacture cardiac rhythm management devices while the Company works with the FDA to address its concerns.

The FDA inspected the Company's Plano, Texas manufacturing facility at various times between March 5 and April 6, 2009. On April 6, 2009, the FDA issued a Form 483 identifying certain observed nonconformities with current Good Manufacturing Practice (cGMP). Following the receipt of the Form 483, the Company provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address the FDA's observations of nonconformity. The Company subsequently received a warning letter dated June 26, 2009 from the FDA relating to these non-conformities with respect to its legacy Neuromodulation division's Plano, Texas and Hackettstown, New Jersey facilities.
With respect to both of these warning letters, the FDA notes that it will not grant requests for exportation certificates to foreign governments or approve pre-market approval applications for Class III devices to which the quality system regulation deviations are reasonably related until the violations have been corrected. The Company is working cooperatively with the FDA to resolve all of its concerns.
Customer orders have not been and are not expected to be impacted while the Company works to resolve the FDA's concerns. The Company is working diligently to respond timely and fully to the FDA's observations and requests. While the Company believes the issues raised by the FDA can be resolved without a material impact on the Company's financial results, the FDA has recently been increasing its scrutiny of the medical device industry and raising the threshold for compliance. The government is expected to continue to scrutinize the industry closely with inspections, and possibly enforcement actions, by the FDA or other agencies. The Company is regularly monitoring, assessing and improving its internal compliance systems and procedures to ensure that its activities are consistent with applicable laws, regulations and requirements, including those of the FDA.
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
Changes in the Company’s product warranty liability during the three months ended March 30, 2013 and March 31, 2012 were as follows (in millions):

	Three Months Ended
	March 30, 2013	March 31, 2012
Balance at beginning of period	$38	$36
Warranty expense recognized	2	2
Warranty credits issued	(3)	(1)
Balance at end of period	$37	$37

NOTE 7 – SPECIAL CHARGES
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
2012 Business Realignment Plan
During 2012, the Company incurred charges of $185 million resulting from the realignment of its product divisions into two new operating divisions: the Implantable Electronic Systems Division (combining its legacy Cardiac Rhythm Management and Neuromodulation product divisions) and the Cardiovascular and Ablation Technologies Division (combining its legacy Cardiovascular and Atrial Fibrillation product divisions). In addition, the Company centralized certain support functions, including information technology, human resources, legal, business development and certain marketing functions. The organizational changes are part of a comprehensive plan to accelerate the Company's growth, reduce costs, leverage economies of scale and increase investment in product development. In connection with the realignment, the Company recognized $109 million of severance costs and other termination benefits after management determined that such severance and benefit costs were probable and estimable, in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. The 2012 business realignment plan reduced the Company's workforce by approximately 5%. The Company also recognized $17 million of inventory write-offs associated with discontinued CATD product lines and $41 million of accelerated depreciation charges and fixed asset write-offs, primarily associated with information technology assets no longer expected to be utilized or with a limited remaining useful life. Additionally, the Company recognized $18 million of other restructuring costs, which included $7 million of contract termination costs and $11 million of other costs.
During the first quarter of 2013, the Company incurred $34 million of additional special charges associated with the 2012 business realignment plan. Of the $34 million in additional special charges, the Company recognized $10 million of severance and other termination benefits after management determined that such costs were probable and estimable. The Company also recognized $18 million of inventory write-offs associated with discontinued CATD product lines, $2 million of fixed asset write-offs and $4 million of other restructuring costs, all as part of the Company's continued integration efforts.
A summary of the activity related to the 2012 business realignment plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at December 31, 2011	$—	$—	$—	$—	$—
Cost of sales special charges	5	17	—	2	24
Special charges	104	—	41	16	161
Non-cash charges used	—	(17)	(41)	(3)	(61)
Cash payments	(52)	—	—	(7)	(59)
Foreign exchange rate impact	1	—	—	—	1
Balance at December 29, 2012	58	—	—	8	66
Cost of sales special charges	—	18	—	—	18
Special charges	10	—	2	4	16
Non-cash charges used	—	(18)	(2)	—	(20)
Cash payments	(32)	—	—	(3)	(35)
Foreign exchange rate impact	(1)	—	—	—	(1)
Balance at March 30, 2013	$35	$—	$—	$9	$44

2011 Restructuring Plan
During 2011, the Company announced a restructuring plan to streamline certain activities in the Company's legacy cardiac rhythm management business and sales and selling support organizations. Specifically, the restructuring actions included phasing out cardiac rhythm management manufacturing and research and development (R&D) operations in Sweden, reductions in the Company's workforce and rationalizing product lines. During 2011, the Company incurred charges totaling

$162 million related to the 2011 restructuring plan. During 2012, the Company incurred additional charges totaling $102 million related to the 2011 restructuring plan. The Company recognized severance costs and other termination benefits of $38 million for an additional 100 employees after management determined that such severance and benefit costs were probable and estimable, in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. The Company also recognized $13 million of inventory obsolescence charges primarily related with the rationalization of product lines in its IESD segment. Additionally, the Company recognized $51 million of other restructuring charges, which included $37 million of restructuring related charges associated with the Company's legacy cardiac rhythm management business and sales and selling support organizations (of which $13 million primarily related to idle facility costs in Sweden). The remaining charges included $8 million of contract termination costs and $6 million of other costs.

During the first quarter of 2013, the Company recognized an additional $9 million of restructuring charges associated with the 2011 restructuring plan. Of the $9 million incurred, $2 million related to severance costs and other termination benefits, and $7 million related to other restructuring costs, primarily associated with idle facility costs.

A summary of the activity related to the 2011 restructuring plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Other Restructuring Costs	Total
Balance at December 31, 2011	$54	$—	$18	$72
Cost of sales special charges	11	13	20	44
Special charges	27	—	31	58
Non-cash charges used	—	(13)	(4)	(17)
Cash payments	(68)	—	(47)	(115)
Foreign exchange rate impact	1	—	(1)	—
Balance at December 29, 2012	25	—	17	42
Special charges	2	—	7	9
Cash payments	(13)	—	(6)	(19)
Balance March 30, 2013	$14	$—	$18	$32

Other Special Charges
During the first quarter of 2012, the Company agreed to settle a dispute on licensed technology for the Company's Angio-Seal™ vascular closure devices. In connection with this settlement, which resolved all disputed claims and included a fully-paid perpetual license, the Company recognized a $28 million settlement expense which it classified as a special charge and also recognized a $12 million licensed technology intangible asset to be amortized over the technology's remaining patent life.

NOTE 8 – NET EARNINGS PER SHARE
The table below sets forth the computation of basic and diluted net earnings per share attributable to St. Jude Medical, Inc. (in millions, except per share amounts):

	Three Months Ended
	March 30, 2013	March 31, 2012
Numerator:
Net earnings attributable to St. Jude Medical, Inc.	$223	$212
Denominator:
Basic weighted average shares outstanding	285.3	315.7
Effect of dilutive securities:
Employee stock options	1.9	1.8
Restricted stock units	0.2	0.2
Diluted weighted average shares outstanding	287.4	317.7
Basic net earnings per share attributable to St. Jude Medical, Inc.	$0.78	$0.67
Diluted net earnings per share attributable to St. Jude Medical, Inc.	$0.78	$0.67
Approximately 10.9 million and 13.8 million shares of common stock subject to stock options and restricted stock units were excluded from the diluted net earnings per share computation for the three months ended March 30, 2013 and March 31, 2012, respectively, because they were not dilutive.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in each component of accumulated other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income (in millions):

	Unrealized	Unrealized	Foreign	Accumulated
	gain (loss) on	gain (loss) on	Currency	Other
	available-for-sale	derivative	Translation	Comprehensive
For the three months ended March 30, 2013	securities	instruments	Adjustment	Income (Loss)
Accumulated other comprehensive income (loss), net of tax, at December 29, 2012	20	—	26	46
Other comprehensive income (loss) before reclassifications	(1)	3	(27)	(25)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Other comprehensive income (loss)	(1)	3	(27)	(25)
Accumulated other comprehensive income (loss), net of tax, at March 30, 2013	19	3	(1)	21

	Unrealized	Unrealized	Foreign	Accumulated
	gain (loss) on	gain (loss) on	Currency	Other
	available-for-sale	derivative	Translation	Comprehensive
For the three months ended March 31, 2012	securities	instruments	Adjustment	Income (Loss)
Accumulated other comprehensive income (loss), net of tax, at December 31, 2011	18	—	(2)	16
Other comprehensive income (loss) before reclassifications	2	—	38	40
Amounts reclassified from accumulated other comprehensive income	(2)	—	—	(2)
Other comprehensive income (loss)	—	—	38	38
Accumulated other comprehensive income (loss), net of tax, at March 31, 2012	18	—	36	54

The table below provides details about reclassifications out of accumulated other comprehensive income and the line items impacted in the Company's Condensed Consolidated Statements of Earnings (in millions):

Amount reclassified from accumulated other comprehensive income
Details about accumulated other	Three Months Ended
comprehensive income components	March 31, 2012	Statements of Earnings Classification

Unrealized gain (loss) on available-for-sale securities:
Gain on sale of available-for-sale securities	3	Other expense, net
	(1)	Income tax expense
	2	Net earnings before noncontrolling interest
	2	Net earnings attributable to St. Jude Medical, Inc.

NOTE 10 – OTHER EXPENSE, NET
The Company’s other expense, net consisted of the following (in millions):

	Three Months Ended
	March 30, 2013	March 31, 2012
Interest income	$(1)	$(1)
Interest expense	19	18
Other	30	6
Other expense, net	$48	$23
During the first quarter of 2013, the Company recorded a $29 million charge to other expense to adjust the carrying value of the pre-existing CardioMEMS equity investment and fixed price purchase option to fair value. See Note 2 for further detail on the accounting for CardioMEMS as a variable interest entity, which has been consolidated into the Company's results in the first quarter of 2013.

NOTE 11 – INCOME TAXES
As of March 30, 2013, the Company had $328 million accrued for unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. Additionally, the Company had $70 million accrued for interest and penalties as of March 30, 2013. At December 29, 2012, the liability for unrecognized tax benefits was $314 million and the accrual for interest and penalties was $69 million. The Company recognizes interest and penalties related to income tax matters in income tax expense.
The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for all tax years through 2001. Additionally, substantially all material foreign, state and local income tax matters have been concluded for all tax years through 2004. The U.S. Internal Revenue Service (IRS) completed an audit of the Company’s 2002 through 2005 tax returns and proposed adjustments in its audit report issued in November 2008. The IRS completed an audit of the Company’s 2006 and 2007 tax returns and proposed adjustments in its audit report issued in March 2011. The Company initiated its defense at the IRS appellate level in January 2009 for the 2002 through 2005 adjustments and in May 2011 for the 2006 through 2007 adjustments. The IRS is currently auditing the Company’s 2008 and 2009 tax returns and an audit report is expected to be issued in 2013. In 2012, the Company recorded $46 million of additional tax expense related to a settlement reserve for certain prior year tax positions related to the 2002 through 2009 tax years. While the final outcome of the Company's outstanding tax matters is inherently uncertain, the Company expects to reduce the amount of its liability for unrecognized tax benefits by approximately $100 million within the next 12 months resulting from cash settlement payments and/or adjustments to previously recorded income tax reserves.

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
Available-For-Sale Securities: The Company’s available-for-sale securities include publicly-traded equity securities that are traded in active markets and are recorded at fair value based upon the closing stock prices. The Company classifies these securities as level 1. The following table summarizes the components of the balance of the Company’s available-for-sale securities at March 30, 2013 and December 29, 2012 (in millions):

	March 30, 2013	December 29, 2012
Adjusted cost	$8	$9
Gross unrealized gains	30	32
Fair value	$38	$41
Derivative Instruments: The Company’s derivative instruments consist of foreign currency exchange contracts. The Company classifies these instruments as level 2 as the fair value is determined using inputs other than observable quoted market prices. These inputs include spot and forward foreign currency exchange rates that the Company obtains from standard market data providers. The fair value of the Company’s outstanding foreign currency exchange contracts was not material at March 30, 2013 or December 29, 2012.

A summary of financial assets measured at fair value on a recurring basis at March 30, 2013 and December 29, 2012 is as follows (in millions):

	Balance Sheet Classification	March 30, 2013	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$751	$751	$—	$—
Available-for-sale securities	Other current assets	38	38	—	—
Trading securities	Other assets	243	243	—	—
Total assets		$1,032	$1,032	$—	$—

	Balance Sheet Classification	December 29, 2012	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$964	$964	$—	$—
Available-for-sale securities	Other current assets	41	41	—	—
Trading securities	Other assets	231	231	—	—
Total assets		$1,236	$1,236	$—	$—
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

The carrying value of these investments approximated $91 million and $151 million as of March 30, 2013 and December 29, 2012, respectively. The decrease in the Company's cost method investments since December 29, 2012 was due to the consolidation of CardioMEMS and the elimination of the pre-existing equity investment. Effective February 27, 2013, the Company determined that CardioMEMS was a VIE for which the Company is now the primary beneficiary and began consolidating their results, as discussed in more detail in Note 2.

Fair Value Measurements of Other Financial Instruments
The aggregate fair value of the Company’s fixed-rate senior notes at March 30, 2013 (measured using quoted prices in active markets) was $2,490 million compared to the aggregate carrying value of $2,386 million (inclusive of the terminated interest rate swaps). The fair value of the Company’s variable-rate debt obligations at March 30, 2013 approximated their aggregate $969 million carrying value due to the variable interest rate and short-term nature of these instruments.

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
Foreign Currency Forward Contracts
The Company hedges a portion of its foreign currency exchange rate risk through the use of forward exchange contracts. The Company uses forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under ASC Topic 815. The Company measures its foreign currency exchange contracts at fair value on a recurring basis. The fair value of outstanding contracts was immaterial as of March 30, 2013 and December 29, 2012. During the first quarter of 2013 and 2012, the net amount of gains the Company recorded to other expense, net for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 were net gains of $10 million and $1 million, respectively. These net gains were almost entirely offset by corresponding net losses on the foreign currency exposures being managed. The Company does not enter into contracts for trading or speculative purposes. The Company’s policy is to enter into hedging contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.
Interest Rate Contracts
During the first quarter of 2013, the Company entered into and settled treasury rate lock agreements in anticipation of issuing $900 million principal amount of 10-year senior notes and $700 million principal amount of 30-year senior notes. Refer to Note 15 for further detail of the debt issuances. Prior to the issuance of the senior notes, the Company was subject to changes in treasury benchmark interest rates, and therefore locked into fixed-rate coupons to hedge against the interest rate fluctuations. The Company designated the treasury rate lock agreements as cash flow hedges under ASC Topic 815. Upon settlement, the $3 million gain was recognized as a component of other comprehensive income, and will be recognized as a reduction to interest expense over the life of the senior notes. The amount of hedge ineffectiveness was immaterial.

NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
On August 30, 2012, the Company announced the realignment of its product divisions into two new business units (or divisions): the Implantable Electronic Systems Division (combining its legacy Cardiac Rhythm Management and Neuromodulation product divisions) and the Cardiovascular and Ablation Technologies Division (combining its legacy Cardiovascular and Atrial Fibrillation product divisions). In addition, the Company centralized certain support functions, including information technology, human resources, legal, business development and certain marketing functions. The organizational changes were part of a comprehensive plan to accelerate our growth, reduce costs, leverage economies of scale and increase investment in product development. The Company began reporting under the new organizational structure as of the beginning of fiscal year 2013. Prior period amounts in the tables below have been recast to conform to the Company's new reportable segment structure.
The Company's principal products in each business unit are as follows: Implantable Electronic Systems Division (IESD) – tachycardia implantable cardioverter defibrillator systems (ICDs), bradycardia pacemaker systems (pacemakers) and neurostimulation products (spinal cord and deep brain stimulation devices); and Cardiovascular and Ablation Technologies Division (CATD) – vascular products (vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs and other vascular accessories), structural heart products (heart valve replacement and repair products and structural heart defect devices) and atrial fibrillation (AF) products (electrophysiology (EP) introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems).
IESD and CATD are considered the Company's reportable segments. Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to customers and operating expenses managed by each of the reportable segments. Certain expenses managed by the Company’s selling and corporate functions, including all stock-based compensation expense, impairment charges, certain acquisition-related charges, IPR&D charges, excise tax expense, special charges and centralized support groups' operating expenses are not recorded in the IESD and CATD reportable segments. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments. Additionally, certain assets are managed by the Company’s selling and corporate functions, principally including trade receivables, inventory, cash and cash equivalents, certain marketable securities and certain deferred income taxes. For management reporting purposes, the Company does not compile capital expenditures by reportable segment; therefore, this information has not been presented, as it is impracticable to do so.
The following table presents net sales and operating profit by reportable segment (in millions):

	IESD	CATD	Other	Total
Three Months ended March 30, 2013:
Net sales	$777	$561	$—	$1,338
Operating profit	531	333	(556)	308
Three Months ended March 31, 2012:
Net sales	$838	$557	$—	$1,395
Operating profit	582	330	(610)	302
The following table presents the Company’s total assets by reportable segment (in millions):

Total Assets	March 30, 2013	December 29, 2012
IESD	$2,483	$2,320
CATD	2,958	2,967
Other	3,719	3,984
	$9,160	$9,271

Geographic Information
The following table presents net sales by geographic location of the customer (in millions):

	Three Months Ended
Net Sales	March 30, 2013	March 31, 2012
United States	$640	$665
International
Europe	357	374
Japan	139	165
Asia Pacific	112	105
Other	90	86
	698	730
	$1,338	$1,395
The amounts for long-lived assets by significant geographic market include net property, plant and equipment by physical location of the asset as follows (in millions):

Long-Lived Assets	March 30, 2013	December 29, 2012
United States	$1,053	$1,036
International
Europe	79	82
Japan	33	32
Asia Pacific	80	82
Other	193	193
	385	389
	$1,438	$1,425

NOTE 15 – SUBSEQUENT EVENT

On April 2, 2013, the Company issued $900 million principal amount of 10-year, 3.25% unsecured senior notes (2023 Senior Notes) and $700 million principal amount of 30-year, 4.75% unsecured senior notes (2043 Senior Notes) that mature on April 15, 2023 and April 15, 2043, respectively. Interest payments are required on a semi-annual basis. Both the 2023 Senior Notes and 2043 Senior Notes were issued at a discount, yielding effective interest rates of 3.31% and 4.79%, respectively. The Company may redeem both the 2023 Senior Notes and 2043 Senior Notes at any time at the applicable redemption price.

On May 2, 2013, the Company used a portion of the proceeds to redeem both its $700 million aggregate principal amount 2014 Senior Notes and its $500 million aggregate principal amount 2019 Senior Notes. The Company intends to use the remaining proceeds for general corporate purposes. In connection with the redemption of the 2014 and 2019 Senior Notes, the Company recognized a charge of approximately $160 million in the second quarter of 2013 primarily associated with make-whole redemption payments to lenders from the Notes being retired prior to their scheduled maturity.

After redemption of the 2014 Senior Notes and 2019 Senior Notes, expected future minimum principal payments under the Company’s debt obligations as of May 3, 2013 are as follows: $519 million in 2013; $900 million in 2015; $500 million in 2016; $86 million in 2017; and $1,735 million in years thereafter.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Our business is focused on the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas and implantable neurostimulation medical devices for the management of chronic pain. We sell our products in more than 100 countries around the world. Our largest geographic markets are the United States, Europe, Japan and Asia Pacific. On August 30, 2012, we announced the realignment of our product divisions into two new business units (or divisions): the Implantable Electronic Systems Division (combining our legacy Cardiac Rhythm Management and Neuromodulation product divisions) and the Cardiovascular and Ablation Technologies Division (combining our legacy Cardiovascular and Atrial Fibrillation product divisions). In addition, we centralized certain support functions, including information technology, human resources, legal, business development and certain marketing functions. The organizational changes were part of a comprehensive plan to accelerate our growth, reduce costs, leverage economies of scale and increase investment in product development. We began reporting under the new organizational structure as of the beginning of fiscal year 2013.
Our principal products in each business unit are as follows: Implantable Electronic Systems Division (IESD) – tachycardia implantable cardioverter defibrillator systems (ICDs), bradycardia pacemaker systems (pacemakers) and neurostimulation products (spinal cord and deep brain stimulation devices); and Cardiovascular and Ablation Technologies Division (CATD) – vascular products (vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs and other vascular accessories), structural heart products (heart valve replacement and repair products and structural heart defect devices) and atrial fibrillation (AF) products (electrophysiology (EP) introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems). References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.
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
In March 2010, significant U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act (PPACA) along with the Health Care and Education Reconciliation Act of 2010, was enacted into law. As a U.S. headquartered company with significant sales in the United States, this health care reform law will materially impact us. Certain provisions of the health care reform are not effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact will be from the legislation. The law levies a 2.3% excise tax on all U.S. medical device sales beginning in 2013 and we are recognizing this excise tax in cost of sales. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what impact these provisions will have on patient access to new technologies. The Medicare provisions also include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.
We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our consolidated net sales are comprised of cardiac rhythm management devices – ICDs and pacemakers. During 2011, the ICD market in the United States was negatively impacted by a decline in implant volumes and pricing resulting from the publication of an ICD utilization article in January 2011 in the Journal of the American Medical Association (JAMA) and subsequent hospital investigation by the U.S. Department of Justice (DOJ). The U.S. ICD market has continued to experience these negative impacts and we estimate the U.S. ICD market has contracted at a mid single-digit percentage rate since January 2011. While the long-term impact on the cardiac rhythm management market is uncertain, management remains focused on increasing our worldwide market share, as we are one of three principal manufacturers and suppliers in the global cardiac rhythm management market. We are also investing in our other therapy areas – cardiovascular, atrial fibrillation and neuromodulation – to increase our market share and grow sales through continued market penetration.
Net sales in the first quarter of 2013 were $1,338 million, a decrease of 4% over the first quarter of 2012. Foreign currency translation comparisons unfavorably decreased our first quarter 2013 net sales by $17 million, or 1%, compared to the first quarter of 2012. The decrease in our net sales during the first quarter of 2013 compared to the same prior year period primarily related to competitive pressures from the recent market progression towards magnetic resonance imaging (MRI) compatible pacemakers, overall ICD market contraction since the first quarter of 2011 and average selling price declines in the cardiac rhythm management market. The AF business partially offset the first quarter 2013 net sales decrease due to the continued increase in EP catheter ablation procedures, further market penetration of our EnSite® Velocity System and related connectivity tools as well as our intracardiac echocardiography imaging technique. Refer to the Segment Performance section for a more detailed discussion of the results of our reportable segments.

Our first quarter 2013 net earnings of $223 million and diluted net earnings per share of $0.78 both increased 5% and 16%, respectively, compared to our first quarter 2012 net earnings of $212 million and diluted net earnings per share of $0.67. The increases in our first quarter 2013 net earnings and diluted net earnings per share over the same period in 2012 was primarily due to the $21 million, or $0.07, income tax benefit relating to the 2012 federal research and development tax credit extended in the first quarter of 2013, retroactive to the beginning of our 2012 tax year. Additionally, since October 2012, we purchased 34.5 million shares of our common stock, returning $1.3 billion to shareholders. Our first quarter 2013 net earnings were negatively impacted by after-tax special charges of $32 million, or $0.11 per diluted share, associated with previously announced business realignment and restructuring related actions as we continue to integrate our product divisions and centralize certain support functions. First quarter 2012 net earnings were negatively impacted by after-tax special charges of $54 million, or $0.17 per diluted share, related to the restructuring charges initiated in 2011 to realign certain activities in our IESD business and sales and selling support organizations as well as a license dispute settlement charge. Refer to the Results of Operations section for a more detailed discussion of these charges.

We generated $183 million of operating cash flows during the first three months of 2013, compared to $235 million of operating cash flows during the first three months of 2012. We ended the first quarter with $966 million of cash and cash equivalents and $3,355 million of total debt. We also repurchased 13.9 million shares of our common stock for $542 million at an average repurchase price of $38.83 per share during the first quarter of 2013. Additionally, on February 23, 2013, our Board of Directors authorized a quarterly cash dividend of $0.25 per share payable on April 30, 2013 to shareholders of record as of March 29, 2013, and on May 1, 2013 our Board of Directors authorized a quarterly cash dividend of $0.25 per share payable on July 31, 2013 to shareholders of record as of June 28, 2013. Our dividends represent a 9% per share increase over the same periods in 2012.

NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements that impacted 2013 or our historical consolidated financial statements and related disclosures is included in Note 1 to the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We have adopted various accounting policies in preparing the consolidated financial statements in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (2012 Annual Report on Form 10-K).
Preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; inventory reserves; goodwill and intangible assets; income taxes; litigation reserves and insurance receivables; and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K.

SEGMENT PERFORMANCE
Our reportable segments consist of our Implantable Electronic Systems Division (IESD) and our Cardiovascular and Ablation Technologies Division (CATD). Our principal products in each segment are as follows: IESD – tachycardia implantable cardioverter defibrillator systems (ICDs), bradycardia pacemaker systems (pacemakers) and neurostimulation products (spinal cord and deep brain stimulation devices); and CATD – vascular products (vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs and other vascular accessories), structural heart products (heart valve replacement and repair products and structural heart defect devices) and AF products (EP introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems).
Net sales of our reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to customers and operating expenses managed by each of the reportable segments. Certain expenses managed by our selling and corporate functions, including all stock-based compensation expense, impairment charges, certain acquisition-related expenses, in-process research and development (IPR&D) charges, excise tax expense, special charges and centralized support groups' operating expenses are not recorded in the IESD and CATD reportable segments. As a result, reportable segment operating profit is not representative of the operating profit of the products in these reportable segments.
The following table presents net sales and operating profit by reportable segment (in millions):

	IESD	CATD	Other	Total
Three Months ended March 30, 2013:
Net sales	$777	$561	$—	$1,338
Operating profit	531	333	(556)	308
Three Months ended March 31, 2012:
Net sales	$838	$557	$—	$1,395
Operating profit	582	330	(610)	302
The following discussion of the changes in our net sales is provided by class of similar products within our reportable segments.
Implantable Electronic Systems Division

	Three Months Ended
(in millions)	March 30, 2013	March 31, 2012	% Change
ICD systems	$427	$450	(5.1)%
Pacemaker systems	251	285	(11.9)%
Neuromodulation products	99	103	(3.9)%
	$777	$838	(7.3)%
IESD's net sales decreased 7% during the first quarter of 2013 compared to the first quarter of 2012. During the first quarter of 2013, foreign currency translation had a $6 million unfavorable impact on net sales compared to the same prior year period.
ICD net sales decreased 5% during the first quarter of 2013 compared to the first quarter of 2012 driven by a decline in the market, which has continued to contract at a mid single-digit percentage rate each year since the 2011, as well as unfavorable foreign currency translation. The ICD market continues to be negatively impacted from the publication of an ICD utilization article in January 2011 in the JAMA, subsequent hospital investigation by the U.S. Department of Justice and a significant increase in hospital ownership of physician practices. Additionally, low to mid-single digit percentage rate declines in ICD average selling prices across the market have contributed to our net sales decrease. Facing this market contraction, our U.S. 2013 first quarter ICD net sales of $255 million decreased 4% compared to the same prior year period. Partially offsetting the U.S. ICD market contraction, we experienced a benefit from sales of our Assura™ portfolio of ICDs and CRT-Ds as well as our Ellipse™ ICD, which were approved by the FDA in May 2012. Internationally, our first quarter 2013 ICD net sales of $172 million decreased 7% compared to the same prior year period. Foreign currency translation had a $3 million (2 percentage points) unfavorable impact on international ICD net sales in the first quarter of 2013 compared to the first quarter of 2012 as a result of the strengthening U.S. Dollar against the Japanese Yen.

Pacemaker systems net sales decreased 12% during the first quarter of 2013 compared to the same prior year period. In the United States, our first quarter 2013 pacemaker systems net sales of $107 million decreased 9% compared to the same prior year period. Internationally, our first quarter 2013 net sales of $144 million decreased 14% compared to the first quarter of 2012. Foreign currency translation had a $3 million (2 percentage points) unfavorable impact on international pacemaker systems net sales during the first quarter of 2013 compared to the same prior year period. Our international pacemaker system net sales have declined due to low to mid-single digit percentage rate declines in average selling prices across the market and as a result of competitive pressures from a continued market progression towards implanting MRI compatible pacemakers, particularly in the U.S. and Japan. We introduced the AccentMRI® pacemaker family in Europe and certain markets in Asia during 2011 and we expect to launch our AccentMRI® pacemaker in Japan during the second half of 2013.

Neuromodulation products net sales decreased 4% during the first quarter of 2013 compared to the same prior year period. The decrease in neuromodulation products net sales during the first quarter of 2013 compared to the first quarter of 2012 was primarily the result of a decrease in sales volumes. Foreign currency had minimal impact during the first quarter of 2013 compared to the first quarter of 2012.
Cardiovascular and Ablation Technologies Division

	Three Months Ended
(in millions)	March 30, 2013	March 31, 2012	% Change
Atrial fibrillation (AF) products	$233	$221	5.4%
Vascular products	175	181	(3.3)%
Structural heart products	153	155	(1.3)%
	$561	$557	0.7%

CATD net sales increased 1% during the first quarter of 2013 compared to the first quarter of 2012. Foreign currency translation unfavorably impacted CATD net sales by $11 million during the first quarter of 2013 compared to the same prior year period.

AF products 2013 net sales increased 5% during the first quarter of 2013 compared to the same prior year period due to the continued increase in EP catheter ablation procedures, the continued market penetration of our EnSite® Velocity System and related connectivity tools (EnSite Connect™, EnSite Courier™ and EnSite Derexi™ modules) and our intracardiac echocardiography imaging technique, which provides physicans a clear picture of the inner workings of the heart through an ultrasound probe. Foreign currency translation had a $4 million (or 2 percentage points) unfavorable impact on AF products net sales during the first quarter of 2013 compared to the same period in 2012.

Vascular products net sales decreased 3% during the first quarter of 2013 compared to the same prior year period primarily due to lower sales volumes associated with our third party products we distribute in Japan and unfavorable foreign currency translation of $4 million (or 2 percentage points). As a result of the economic pressures and average selling price declines in the Japan market, many third party manufacturers have migrated to a direct selling model with end customers, which resulted in a revenue decrease during the first quarter of 2013 compared to the first quarter of 2012. These decreases were partially offset by increased revenues in our Fractional Flow Reserve (FFR) technology products during the first quarter of 2013 compared to the same prior year period.

Structural heart products net sales decreased 1% during the first quarter of 2013 compared to the same period in 2012. The decrease in 2013 first quarter net sales was primarily driven by unfavorable foreign currency translation of $3 million (or 2 percentage points) compared to the first quarter of 2012.

RESULTS OF OPERATIONS
Net sales

	Three Months Ended
(in millions)	March 30, 2013	March 31, 2012	% Change
Net sales	$1,338	$1,395	(4.1)%

Overall, net sales decreased 4% during the first quarter of 2013 compared to the first quarter of 2012. Foreign currency translation had an unfavorable impact of $17 million (or 1 percentage point) on first quarter 2013 net sales compared to the same prior year period due primarily to the strengthening of the U.S. Dollar against the Japanese Yen. This amount is not indicative of the net earnings impact of foreign currency translation for the first quarter of 2013 due to partially offsetting foreign currency translation impacts on cost of sales and operating expenses.
Net sales by geographic location of the customer were as follows (in millions):

	Three Months Ended
Net Sales	March 30, 2013	March 31, 2012
United States	$640	$665
International
Europe	357	374
Japan	139	165
Asia Pacific	112	105
Other	90	86
	698	730
	$1,338	$1,395

Gross profit
	Three Months Ended
(in millions)	March 30, 2013	March 31, 2012
Gross profit	$961	$1,014
Percentage of net sales	71.8%	72.7%

Gross profit for the first quarter of 2013 totaled $961 million, or 71.8% of net sales, compared to $1,014 million, or 72.7% of net sales for the first quarter of 2012. Our gross profit percentage for the first quarter of 2013 was negatively impacted by special charges of $18 million (or 1.4 percentage points) related to our previously announced 2012 business realignment plan. Our gross profit percentage for the first three months of 2012 was negatively impacted by restructuring special charges of $23 million (or 1.6 percentage points) associated with the 2011 restructuring plan. Refer to “Special Charges” within the Results of Operations section for a more detailed discussion of these charges. The remaining negative impact in our gross profit percentage (1.1 percentage points) when comparing our first quarter of 2013 to the first quarter of 2012 was due primarily to a decline in our average selling prices.

Selling, general and administrative (SG&A) expense
	Three Months Ended
(in millions)	March 30, 2013	March 31, 2012
Selling, general and administrative	$468	$490
Percentage of net sales	35.0%	35.1%

SG&A expense for the first quarter of 2013 totaled $468 million, or 35.0% of net sales, compared to $490 million, or 35.1% of net sales, for the first quarter of 2012. The decrease in our SG&A expense during the first quarter of 2013 was primarily driven by cost savings initiatives, including the realignment plan initiated in August 2012.

Research and development (R&D) expense
	Three Months Ended
(in millions)	March 30, 2013	March 31, 2012
Research and development expense	$160	$175
Percentage of net sales	12.0%	12.5%

R&D expense in the first quarter of 2013 totaled $160 million, or 12.0% of net sales, compared to $175 million, or 12.5% of net sales, for the first quarter of 2012. The decrease in R&D expense during the first three months of 2013 was primarily driven by our 2012 realignment plan initiated in August 2012. We remain committed to funding future long-term growth opportunities. We will continue to balance delivering short-term results with our investments in long-term growth drivers.

Special charges
	Three Months Ended
(in millions)	March 30, 2013	March 31, 2012
Cost of sales special charges	$18	$23
Special charges	25	47
	$43	$70
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
During the first three months of 2013, we incurred special charges totaling $43 million. Of the $43 million incurred, $34 million was related to additional 2012 business realignment plan costs initiated in August of 2012 to realign our product divisions and centralize certain support functions, including information technology, human resources, legal, business development and certain marketing functions. The organizational changes have been part of a comprehensive plan to accelerate growth, reduce costs, leverage economies of scale and increase investment in product development. Of the total $34 million incurred, $18 million was recorded to cost of sales, which primarily related to inventory write-offs associated with discontinued CATD product lines.
The remaining $9 million of special charges incurred during the first quarter of 2013 was associated with our 2011 restructuring plan and primarily relate to idle facility costs. The formalized plan for these actions was announced in the second quarter of 2011 and included phasing out our cardiac rhythm management manufacturing and R&D operations in Sweden, reducing our workforce and rationalizing product lines.
During the first three months of 2012, we incurred special charges totaling $70 million, of which $42 million related to the 2011 restructuring plan discussed previously. Of the $42 million in special charges associated with the 2011 restructuring plan, $23 million was recorded in cost of sales, which primarily related to IESD inventory obsolescence charges (as product lines were rationalized), employee termination costs and idle facility costs. Additionally, during the first quarter of 2012, we agreed to settle a dispute on licensed technology for our Angio-Seal™ vascular closure devices. In connection with this settlement, which resolved all disputed claims and included a fully-paid perpetual license, we recognized a $28 million settlement expense which was classified as a special charge. We also recognized a $12 million licensed technology intangible asset to be amortized over the technology's remaining patent life.
Refer to Note 7 of the Condensed Consolidated Financial Statements for additional detail associated with these special charges.

Other expense, net
	Three Months Ended
(in millions)	March 30, 2013	March 31, 2012
Interest income	$(1)	$(1)
Interest expense	19	18
Other	30	6
Other expense, net	$48	$23
The unfavorable change in other expense, net during the first three months of 2013 compared to the first three months of 2012 was primarily the result of a $29 million charge to adjust the carrying value of the Company's pre-existing CardioMEMS, Inc. equity investment and fixed price purchase option to fair value.
Income taxes

	Three Months Ended
(as a percent of pre-tax income)	March 30, 2013	March 31, 2012
Effective tax rate	14.6%	24.0%

Our effective income tax rate was 14.6% and 24.0% for the first quarter of 2013 and 2012, respectively. Our effective tax rate for the first quarter of 2013 includes the full 2012 benefit of the federal research and development tax credit (R&D tax credit), which was extended for 2012 in January 2013. As a result, our effective tax rate for the first quarter of 2013 was favorably impacted by 6.3 percentage points. Our effective tax rate for the first quarter of 2012 does not include the impact of the R&D tax credit, as the R&D tax credit was not extended until January 2013, as discussed. As a result, our effective tax rate for the first quarter of 2012 was negatively impacted by 2.1 percentage points.

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
At March 30, 2013, substantially all of our cash and cash equivalents was held by our non-U.S. subsidiaries. A portion of these foreign cash balances are associated with earnings that are permanently reinvested and which we plan to use to support our continued growth plans outside the United States through funding of operating expenses, capital expenditures and other investment and growth opportunities. The majority of these funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practical to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate funds held by our non-U.S. subsidiaries.
We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the most recently completed quarter) increased from 89 days at December 29, 2012 to 90 days at March 30, 2013. Our DIOH (ending net inventory divided by average daily cost of sales for the most recently completed six months) decreased from 143 days at December 29, 2012 to 138 days at March 30, 2013. Special charges recognized in cost of sales in the six months ended March 30, 2013 reduced our March 30, 2013 DIOH by 12 days. Special charges recognized in cost of sales in the last half of 2012 reduced our December 29, 2012 DIOH by 11 days.

A summary of our cash flows from operating, investing and financing activities is provided in the following table (in millions):

	Three Months Ended
	March 30, 2013	March 31, 2012
Net cash provided by (used in):
Operating activities	$183	$235
Investing activities	(69)	(63)
Financing activities	(333)	(108)
Effect of currency exchange rate changes on cash and cash equivalents	(9)	3
Net increase in cash and cash equivalents	$(228)	$67
Operating Cash Flows
Cash provided by operating activities was $183 million during the first three months of 2013, compared to $235 million during the first three months of 2012. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, accounts payable, accrued liabilities and income taxes payable.
Investing Cash Flows
Cash used in investing activities was $69 million during the first three months of 2013 compared to $63 million during the same period last year. Our purchases of property, plant and equipment totaled $65 million and $70 million during the first three months of 2013 and 2012, respectively, primarily reflecting our continued investment in our product growth platforms currently in place.
Financing Cash Flows
Cash used in financing activities was $333 million during the first three months of 2013 compared to $108 million in the first three months of 2012. Our financing cash flows can fluctuate significantly depending upon our liquidity needs, stock repurchases and the amount of stock option exercises. During the first three months of 2013, we repurchased $609 million of our common stock, which was financed with cash generated from operations and net commercial paper issuances of $307 million. During the first three months of 2012, we paid $300 million for repurchases of our common stock, which was financed with cash generated from operations and net commercial paper issuances of $211 million. Proceeds from the exercise of stock options and stock issued provided cash inflows of $51 million and $48 million during the first three months of 2013 and 2012, respectively. We also paid $68 million and $67 million of cash dividends to shareholders in the first three months of 2013 and 2012, respectively.

DEBT AND CREDIT FACILITIES
We have a long-term $1.5 billion committed Credit Facility used to support our commercial paper program and for general corporate purposes. The Credit Facility expires in February 2015. Borrowings under this facility bear interest initially at LIBOR plus 0.875%, subject to adjustment in the event of a change in our credit ratings. Commitment fees under this Credit Facility are not material. There were no outstanding borrowings under the Credit Facility as of March 30, 2013 or December 29, 2012.
Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. At March 30, 2013 and December 29, 2012 we had outstanding commercial paper balances of $900 million and $593 million, respectively. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. Our predominant historical practice has been to issue commercial paper (up to the amount backed by available borrowings capacity under the Credit Facility), as our commercial paper has historically been issued at lower interest rates.
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
Concurrent with the issuance of the 2013 Senior Notes, we entered into a 3-year, $450 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of our fixed-rate 2013 Senior Notes. In November 2010, we terminated the interest rate swap and received a cash payment of $19 million. The gain from terminating the interest rate swap agreement has been reflected as an increase to the carrying value of the debt and is being amortized as a reduction of interest expense over the remaining life of the 2013 Senior Notes.
In July 2009, we issued $700 million aggregate principal amount of 5-year, 3.75% Senior Notes (2014 Senior Notes) and $500 million aggregate principal amount of 10-year, 4.875% Senior Notes (2019 Senior Notes). We may redeem the 2014 Senior Notes or 2019 Senior Notes at any time at the applicable redemption prices. Both the 2014 Senior Notes and 2019 Senior Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. Refer to Note 15 of the Condensed Consolidated Financial Statements for further information regarding the redemption of these notes on May 2, 2013.
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
Concurrent with the issuance of the 2016 Senior Notes, we entered into a 5-year, $500 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of our fixed-rate 2016 Senior Notes. In June 2012, we terminated the interest rate swap and received a cash payment of $24 million. The gain from terminating the interest rate swap agreement is reflected as an increase to the carrying value of the debt and is being amortized as a reduction of interest expense over the remaining life of the 2016 Senior Notes.
In April 2010, we issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $135 million at March 30, 2013) and 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $86 million at March 30, 2013). Interest payments on the 2.04% Yen Notes and 1.58% Yen Notes are required on a semi-annual basis and the principal amounts recorded on the balance sheet fluctuate based on the effects of foreign currency translation.
In March 2011, we borrowed 6.5 billion Japanese Yen under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The outstanding 6.5 billion Japanese Yen balance was the equivalent of $69 million at March 30, 2013. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at the Yen LIBOR plus 0.25% and mature in March 2014, and the other half of the borrowings bear interest at the Yen LIBOR plus 0.275% and mature in June 2013. The maturity dates of each credit facility automatically extend for a one-year period, unless we elect to terminate the credit facility.
On April 2, 2013, we issued $900 million principal amount of 10-year, 3.25% unsecured senior notes (2023 Senior Notes) and $700 million principal amount of 30-year, 4.75% unsecured senior notes (2043 Senior Notes) that mature on April 15, 2023 and April 15, 2043, respectively. Interest payments are required on a semi-annual basis. Both the 2023 Senior Notes and 2043 Senior Notes were issued at a discount, yielding effective interest rates of 3.31% and 4.79%, respectively. We may redeem both the 2023 Senior Notes and 2043 Senior Notes at any time at the applicable redemption price. On May 2, 2013, we used a portion of the proceeds to redeem both our $700 million aggregate principal amount 2014 Senior Notes and our $500 million aggregate principal amount 2019 Senior Notes.
Our Credit Facility and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 60% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the Credit Facility, our senior notes and Yen Notes we also have certain limitations on how we conduct our business, including limitations on additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of March 30, 2013.

DIVIDENDS AND SHARE REPURCHASES
During the three months ended March 30, 2013, the Company declared a quarterly cash dividend of $0.25 per common share for a total of $71 million. During the three months ended March 31, 2012, the Company declared a quarterly cash dividend of $0.23 per common share for a total of $72 million.

Dividend Authorization Date	Shareholders’ Record Date	Dividend Payable Date	Cash Dividends Declared Per Share

February 23, 2013	March 29, 2013	April 30, 2013	$0.25
Dividends declared per share during the three months ended March 30, 2013			$0.25
On May 1, 2013, our Board of Directors authorized a quarterly cash dividend of $0.25 per share payable on July 31, 2013 to shareholders of record as of June 28, 2013. We expect to continue to pay quarterly cash dividends in the foreseeable future, subject to declaration by the Board of Directors.
On November 29, 2012, our Board of Directors authorized a share repurchase program of up to $1.0 billion of our outstanding common stock. We began repurchasing shares on December 5, 2012 and completed the repurchases under the program on February 5, 2013. From December 30, 2012 to February 5, 2013, we repurchased 13.9 million shares for $542 million at an average repurchase price of $38.83 per share.
On December 12, 2011, our Board of Directors authorized a share repurchase program of up to $300 million of our outstanding common stock. We began repurchasing shares on January 27, 2012 and completed the repurchases under the program on February 8, 2012, repurchasing 7.1 million shares for $300 million at an average repurchase price of $42.14 per share.

COMMITMENTS AND CONTINGENCIES
We have certain contingent commitments to acquire various businesses involved in the distribution of our products and to pay other contingent acquisition consideration payments. A description of our contractual obligations and other commitments is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2012 Annual Report on Form 10-K. We have no off-balance sheet financing arrangements other than that previously disclosed in our 2012 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENTS
In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast,” “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in the sections entitled Risk Factors in Part I, Item 1A of our 2012 Annual Report on Form 10-K and Off-Balance Sheet Arrangements and Contractual Obligations and Market Risk in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2012 Annual Report on Form 10-K, as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth as follows.

1	.
Any legislative or administrative reform to the U.S. Medicare or Medicaid systems or international reimbursement systems that significantly reduces reimbursement for procedures using our medical devices or denies coverage for such procedures, as well as adverse decisions relating to our products by administrators of such systems on coverage or reimbursement issues.

2	.	Assertion, acquisition or grant of key patents by or to others that have the effect of excluding us from market segments or requiring us to pay royalties.
3	.	Economic factors, including inflation, contraction in capital markets, changes in interest rates and changes in foreign currency exchange rates.
4	.	Product introductions by competitors that have advanced technology, better features or lower pricing.
5	.	The loss of, or price increases by, suppliers of key components, some of which are sole-sourced.
6	.
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

22	.	Our inability to realize the expected benefits from our restructuring initiatives and continuous improvement efforts and the negative unintended consequences such activity could have.
23	.	Our inability to maintain, protect and enhance our existing information technology systems and to develop new systems.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since December 29, 2012 in our market risk. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2012 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES
As of March 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2013.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     RISK FACTORS
The risks factors identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2012 have not changed in any material respect.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
On November 29, 2012, our Board of Directors authorized a share repurchase program of up to $1.0 billion of our outstanding common stock. We began repurchasing shares on December 5, 2012 and completed the repurchases under the program on February 5, 2013. From December 30, 2012 to February 5, 2013, we repurchased 13.9 million shares for $542 million at an average repurchase price of $38.83 per share.
The following table provides information about the shares we repurchased during the first quarter of 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/30/2012 - 1/26/2013	10,850,321	$38.19	10,849,600	$127,711,590
1/27/2013 - 3/2/2013	3,108,809	41.08	3,108,736	—
3/3/2013 - 3/30/2013	103	41.88	—	—
Total	13,959,233	$38.83	13,958,336	$—

(a) Includes 897 shares surrendered to us by plan participants to satisfy withholding tax obligations related to the vesting of restricted stock. The shares were not repurchased on the open market.

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

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended March 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

May 7, 2013	/s/ DONALD J. ZURBAY
DATE	DONALD J. ZURBAY
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

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended March 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

# Filed as an exhibit to this Quarterly Report on Form 10-Q.