Form 10-Q
period 2013-06-29
ST JUDE MEDICAL INC
filed 2013-08-07
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2013 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.
Commission File Number: 1-12441
ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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

The number of shares of common stock, par value $.10 per share, outstanding on August 2, 2013 was 287,192,149.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$1,403	$1,410	$2,741	$2,805
Cost of sales:
Cost of sales before special charges	381	367	740	725
Special charges	1	16	19	39
Total cost of sales	382	383	759	764
Gross profit	1,021	1,027	1,982	2,041
Selling, general and administrative expense	489	494	957	984
Research and development expense	173	173	333	348
Special charges	77	22	102	69
Operating profit	282	338	590	640
Other expense, net	183	25	231	48
Earnings before noncontrolling interest and income taxes	99	313	359	592
Income tax expense (benefit)	(8)	69	30	136
Net earnings before noncontrolling interest	107	244	329	456
Net loss attributable to noncontrolling interest	(8)	—	(9)	—
Net earnings attributable to St. Jude Medical, Inc.	$115	$244	$338	$456

Net earnings per share attributable to St. Jude Medical, Inc.:
Basic	$0.41	$0.78	$1.19	$1.45
Diluted	$0.40	$0.78	$1.18	$1.44
Cash dividends declared per share:	$0.25	$0.23	$0.50	$0.46
Weighted average shares outstanding:
Basic	283.9	313.9	284.6	314.8
Diluted	286.7	315.2	287.1	316.4
See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net earnings before noncontrolling interest	$107	$244	$329	$456
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale securities	2	4	1	6
Unrealized gain on derivative financial instruments	—	—	3	—
Reclassification of realized gain to net earnings on available-for-sale securities	(3)	(3)	(3)	(5)
Foreign currency translation adjustment	(14)	(84)	(41)	(46)
Other comprehensive loss	(15)	(83)	(40)	(45)
Total comprehensive income before noncontrolling interest	92	161	289	411
Total comprehensive loss attributable to noncontrolling interest	(8)	—	(9)	—
Total comprehensive income attributable to St. Jude Medical, Inc.	$100	$161	$298	$411
See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share amounts)

	June 29, 2013
	(Unaudited)	December 29, 2012
ASSETS
Current Assets
Cash and cash equivalents	$1,220	$1,194
Accounts receivable, less allowance for doubtful accounts of $44 million and $47 million at June 29, 2013 and December 29, 2012, respectively	1,377	1,349
Inventories	643	610
Deferred income taxes, net	216	220
Other current assets	245	178
Total current assets	3,701	3,551
Property, plant and equipment, at cost	2,732	2,629
Less accumulated depreciation	(1,300)	(1,204)
Net property, plant and equipment	1,432	1,425
Goodwill	3,139	2,961
Intangible assets, net	877	804
Other assets	511	530
TOTAL ASSETS	$9,660	$9,271
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$518	$530
Accounts payable	226	254
Dividends payable	71	68
Income taxes payable	—	142
Employee compensation and related benefits	296	299
Other current liabilities	457	482
Total current liabilities	1,568	1,775
Long-term debt	3,095	2,550
Deferred income taxes, net	349	323
Other liabilities	571	529
Total liabilities	5,583	5,177
Commitments and Contingencies (Note 6)	—	—
Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 284,535,826 and 295,648,327 shares issued and outstanding at June 29, 2013 and December 29, 2012, respectively)	28	30
Additional paid-in capital	108	—
Retained earnings	3,695	4,018
Accumulated other comprehensive income	6	46
Total shareholders' equity before noncontrolling interest	3,837	4,094
Noncontrolling interest	240	—
Total shareholders’ equity	4,077	4,094
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,660	$9,271
See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Six Months Ended	June 29, 2013	June 30, 2012
OPERATING ACTIVITIES
Net earnings before noncontrolling interest	$329	$456
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	138	141
Amortization of debt premium	(1)	(5)
Stock-based compensation	33	37
Gain on sale of investment	(5)	(9)
Loss on retirement of long-term debt	161	—
Deferred income taxes	(20)	(13)
Other, net	39	31
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(71)	(15)
Inventories	(37)	(5)
Other current assets	(15)	12
Accounts payable and accrued expenses	5	(35)
Income taxes payable	(160)	(6)
Net cash provided by operating activities	396	589
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(117)	(128)
Proceeds from sale of investments	6	12
Other investing activities, net	(13)	(25)
Net cash used in investing activities	(124)	(141)
FINANCING ACTIVITIES
Exercise of stock options and stock issued, including excess tax benefits	103	52
Common stock repurchased, including related costs	(609)	(300)
Dividends paid	(139)	(139)
Issuances (payments) of commercial paper borrowings, net	(318)	174
Borrowings under debt facilities	2,092	—
Payments under debt facilities	(1,196)	—
Other financing activities, net	(167)	—
Net cash used in financing activities	(234)	(213)
Effect of currency exchange rate changes on cash and cash equivalents	(12)	(7)
Net increase in cash and cash equivalents	26	228
Cash and cash equivalents at beginning of period	1,194	986
Cash and cash equivalents at end of period	$1,220	$1,214

Noncash investing activities:
Noncontrolling interest	$249	$—
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
The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities for which St. Jude Medical has a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. For variable interest entities (VIEs), the Company assesses the terms of its interest in the entity to determine if St. Jude Medical is the primary beneficiary. Variable interests are ownership, contractual, or other interests in an entity that change with increases or decreases in the fair value of the VIE's net assets exclusive of variable interests. The entity that consolidates the VIE is considered the primary beneficiary, and is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE's economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. In the first quarter of 2013, the Company determined that CardioMEMS, Inc. (CardioMEMS) was a VIE for which the Company is now the primary beneficiary and began consolidating their results effective February 27, 2013. Additionally, during the second quarter of 2013, the Company entered into a $40 million equity investment, contingent acquisition agreement and exclusive distribution agreement with Spinal Modulation, Inc. (Spinal Modulation) and determined it also was a VIE for which the Company is the primary beneficiary. The Company began consolidating Spinal Modulation's results effective June 7, 2013 (see Note 2).
On August 30, 2012, the Company announced the realignment of its product divisions into two new business units (or divisions): the Implantable Electronic Systems Division (IESD) (combining its legacy Cardiac Rhythm Management and Neuromodulation product divisions) and the Cardiovascular and Ablation Technologies Division (CATD) (combining its legacy Cardiovascular and Atrial Fibrillation product divisions). In addition, the Company centralized certain support functions, including information technology, human resources, legal, business development and certain marketing functions. The organizational changes were part of a comprehensive plan to accelerate the Company's growth, reduce costs, leverage economies of scale and increase its investment in product development. The Company began reporting under the new organizational structure as of the beginning of fiscal year 2013. As a result, certain prior period amounts have been recast to conform to the Company's new organizational structure in this Quarterly Report on Form 10-Q. See Note 14 for further information on the Company's segments.
New Accounting Pronouncements: In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), an update to Comprehensive Income (Topic 220). ASU 2013-02 requires an entity to present either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items in the statement presenting net income. Additionally, disclosures about the changes in each component of accumulated other comprehensive income are also required. ASU 2013-02 requires prospective application and is effective for all fiscal years and interim periods beginning after December 15, 2012. The Company adopted ASU 2013-02 in the first quarter of 2013 and there was no impact to the Company's financial statements. Refer to Note 9 for the Company's disclosures required by ASU 2013-02.

NOTE 2 – BUSINESS COMBINATIONS
Spinal Modulation, Inc.: On June 7, 2013, the Company made an equity investment of $40 million in Spinal Modulation, a privately-held company that is focused on the development of an intraspinal neuromodulation therapy that delivers spinal cord stimulation targeting the dorsal root ganglion (DRG) to manage chronic pain. The investment agreement resulted in a 19% voting equity interest and provided the Company with the exclusive right, but not the obligation, to acquire Spinal Modulation for payments of up to $300 million during the period that extends through the completion of certain regulatory milestones. If the Company acquires Spinal Modulation, the contingent acquisition agreement also provides for additional consideration payments contingent upon the achievement of certain revenue-based milestones. Accordingly, upon the Company's acquisition of the noncontrolling interest of Spinal Modulation, the contingent payments would be recognized at the then-current fair value as an equity transaction. Additionally, in connection with the investment and contingent acquisition agreement, the Company also entered into an exclusive international distribution agreement, and obtained significant decision-making rights over Spinal Modulation's operations and economic performance. The Company also committed to providing additional debt financing to Spinal Modulation up to $15 million, Accordingly, effective June 7, 2013, the Company determined that Spinal Modulation was a VIE for which St. Jude Medical is the primary beneficiary. Therefore, as of June 7, 2013, the financial condition and results of operations of Spinal Modulation were included in St. Jude Medical's consolidated financial statements. The Company has a 19% voting equity interest in Spinal Modulation and allocates the losses attributable to Spinal Modulation's noncontrolling shareholders to noncontrolling interest in the Condensed Consolidated Statements of Earnings and Condensed Consolidated Balance Sheets. The creditors of Spinal Modulation do not have any recourse to the general credit of St. Jude Medical.

CardioMEMS, Inc.: During 2010, the Company made an equity investment of $60 million in CardioMEMS, a privately-held company that is focused on the development of a wireless monitoring technology that can be placed directly into the pulmonary artery to assess cardiac performance via measurement of pulmonary artery pressure. The investment agreement resulted in a 19% voting equity interest and provided the Company with the exclusive right, but not the obligation, to acquire CardioMEMS for an additional payment of $375 million less any net debt payable to St. Jude Medical, Inc. during the period that extends through the completion of certain regulatory milestones.

In the first quarter of 2013, the Company obtained significant decision-making rights over CardioMEMS' operations and provided debt financing of $28 million to CardioMEMS which was collateralized by substantially all the assets of CardioMEMS including its intellectual property. In July 2013, the Company provided $9 million of additional debt financing to CardioMEMS.

In accordance with Generally Accepted Accounting Principles in the United States (U.S. GAAP) accounting guidance, the Company reconsidered and determined that effective February 27, 2013 CardioMEMS was a VIE for which St. Jude Medical is the primary beneficiary. As a result, as of February 27, 2013, the financial condition and results of operations of CardioMEMS were included in St. Jude Medical's consolidated financial statements. The Company recognized a $29 million charge to other expense (see Note 10) to adjust the carrying value of the pre-existing equity investment and fixed price purchase option to fair value. The Company continues to have a 19% voting equity interest in CardioMEMS and allocates the losses attributable to CardioMEMS' noncontrolling shareholders to noncontrolling interest in the Condensed Consolidated Statements of Earnings and Condensed Consolidated Balance Sheets. The creditors of CardioMEMS do not have any recourse to the general credit of St. Jude Medical.

The following table summarizes the estimated fair values of Spinal Modulation's and CardioMEMS' assets and liabilities included in St. Jude Medical's Condensed Consolidated Balance Sheets as of June 7, 2013 and February 27, 2013, respectively (in millions):

	Spinal Modulation	CardioMEMS
Current assets	$10	$8
Goodwill	117	84
Acquired in-process research and development (IPR&D)	50	69
Other intangible assets	10	—
Other long-term assets	1	2
Total assets	188	163

Current liabilities	6	13
Deferred income taxes, net	22	26
Other long-term liabilities	—	4
Total liabilities	$28	$43
Non-controlling interest	$160	$89
The goodwill recognized in connection with both the Spinal Modulation and CardioMEMS transactions were not deductible for income tax purposes and were allocated to the Company's IESD segment. The goodwill represents the strategic benefits of growing the Company's neuromodulation chronic pain portfolio and the Company's cardiac rhythm management and heart failure therapy product portfolio as well as the expected revenue growth from increased market penetration. The Company recognized $50 million and $69 million of indefinite-lived IPR&D intangible assets related to Spinal Modulation and CardioMEMS, respectively. Upon completion of the related development projects (generally when regulatory approval to market the product is obtained), the IPR&D will be amortized over its estimated useful life. The Company also recognized $10 million of purchased technology intangible assets with an estimated useful life of 12 years associated with the consolidation of Spinal Modulation.

The pro forma impact of the CardioMEMS and Spinal Modulation business combinations have not been presented since the impact to the Company's results of operations was not material.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 14) for the six months ended June 29, 2013 were as follows (in millions):

	IESD	CATD	Total
Balance at December 29, 2012	$1,229	$1,732	2,961
Spinal Modulation, Inc.	117	—	117
CardioMEMS, Inc.	84	—	84
Foreign currency translation and other	(13)	(10)	(23)
Balance at June 29, 2013	$1,417	$1,722	3,139

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in millions):

	June 29, 2013		December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Purchased technology and patents	$934	$354	$947	$336
Customer lists and relationships	22	15	57	36
Trademarks and tradenames	22	11	22	10
Licenses, distribution agreements and other	4	2	6	4
	$982	$382	$1,032	$386
Indefinite-lived intangible assets:
Acquired IPR&D	$228		$109
Trademarks and tradenames	49		49
	$277		$158

During the second quarter of 2013, the Company recognized a $13 million impairment charge primarily associated with customer relationship intangible assets (see Note 7). The gross carrying amounts and related accumulated amortization amounts for these impairment charges were written off accordingly.

NOTE 4 – INVENTORIES
The Company’s inventories consisted of the following (in millions):

	June 29, 2013	December 29, 2012
Finished goods	$430	$416
Work in process	56	50
Raw materials	157	144
	$643	$610

NOTE 5 – DEBT
The Company’s debt consisted of the following (in millions):

	June 29, 2013	December 29, 2012
2.20% senior notes due 2013	$451	$454
3.75% senior notes due 2014	—	699
2.50% senior notes due 2016	515	518
4.875% senior notes due 2019	—	496
3.25% senior notes due 2023	896	—
4.75% senior notes due 2043	695	—
Term loan due 2015	500	—
1.58% Yen-denominated senior notes due 2017	83	95
2.04% Yen-denominated senior notes due 2020	131	149
Yen-denominated credit facilities	67	76
Commercial paper borrowings	275	593
Total debt	3,613	3,080
Less: current debt obligations	518	530
Long-term debt	$3,095	$2,550
Expected future minimum principal payments under the Company’s debt obligations as of June 29, 2013 are as follows: $518 million in 2013; $775 million in 2015; $500 million in 2016; $83 million in 2017; and $1,731 million in years thereafter.

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
Senior Notes Due 2023: In April 2013, the Company issued $900 million principal amount of 10-year, 3.25% unsecured senior notes (2023 Senior Notes) that mature in April 2023. Interest payments are required on a semi-annual basis. The 2023 Senior Notes were issued at a discount, yielding an effective interest rate of 3.31% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2023 Senior Notes at any time at the applicable redemption price.
Senior Notes Due 2043: In April 2013, the Company issued $700 million principal amount of 30-year, 4.75% unsecured senior notes (2043 Senior Notes) that mature in April 2043. Interest payments are required on a semi-annual basis. The 2043 Senior Notes were issued at a discount, yielding an effective interest rate of 4.79% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2043 Senior Notes at any time at the applicable redemption price.

In May 2013, the Company used the majority of the proceeds from the issuance of its 2023 Senior Notes and 2043 Senior Notes to redeem both $700 million principal amount of 5-year, 3.75% unsecured senior notes originally due in 2014 (2014 Senior Notes) and $500 million principal amount of 10-year, 4.875% unsecured senior notes originally due in 2019 (2019 Senior Notes). In connection with the redemption of these senior notes, the Company recognized an aggregate $161 million charge in the second quarter of 2013 primarily associated with required make-whole redemption payments to senior noteholders from the senior notes being retired prior to their scheduled maturity.
Term Loan Due 2015: In June 2013, the Company entered into a 2-year, $500 million unsecured term loan, the proceeds of which were used for general corporate purposes including the repayment of outstanding commercial paper borrowings of the Company. These borrowings bear interest at LIBOR plus 0.5%, subject to adjustment in the event of a change in the Company's credit ratings. The Company may make principal payments on the outstanding borrowings any time after June 26, 2014.
1.58% Yen-Denominated Senior Notes Due 2017: In April 2010, the Company issued 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $83 million at June 29, 2013 and $95 million at December 29, 2012). The principal amount of the 1.58% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2017.
2.04% Yen-Denominated Senior Notes Due 2020: In April 2010, the Company issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $131 million at June 29, 2013 and $149 million at December 29, 2012). The principal amount of the 2.04% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2020.
Yen–Denominated Credit Facilities: In March 2011, the Company borrowed 6.5 billion Japanese Yen (the equivalent of $67 million at June 29, 2013 and $76 million at December 29, 2012) under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at Yen LIBOR plus 0.25% and mature in March 2014 and the other half of the borrowings bear interest at Yen LIBOR plus 0.275% and mature in June 2014. The maturity dates of each credit facility automatically extend for a one-year period, unless the Company elects to terminate the credit facility.
Other Available Borrowings: In May 2013, the Company entered into a $1.5 billion unsecured committed credit facility (Credit Facility) that it may draw on for general corporate purposes and to support its commercial paper program. The Credit Facility expires in May 2018. Borrowings under the Credit Facility bear interest initially at LIBOR plus 0.8%, subject to adjustment in the event of a change in the Company’s credit ratings. The Credit Facility replaces the Company's previous $1.5 billion credit facility that was scheduled to expire in February 2015. As of June 29, 2013 and December 29, 2012, the Company had no outstanding borrowings under the either credit facility.
The Company’s commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. As of June 29, 2013 and December 2012, the Company's commercial paper borrowings were $275 million and $593 million, respectively. During the first six months of 2013, the Company’s weighted average effective interest rate on its commercial paper borrowings was approximately 0.24%. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. The Company classifies all of its commercial paper borrowings as long-term debt, as the Company has the ability and intent to repay any short-term maturity with available cash from its existing long-term, committed Credit Facility.
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Product Liability Litigation
Riata® Litigation: In April 2013, a lawsuit seeking a class action was filed against the Company in the U.S. District Court for the Western District of Washington by plaintiffs alleging they suffered injuries caused by Riata® and Riata® ST Silicone Defibrillation Leads. The potential class of plaintiffs in this lawsuit is limited to residents of the State of Washington. The complaint seeks compensatory damages in unspecified amounts, punitive damages and a declaratory judgment that the Company is liable to the proposed class members for any past, present and future evaluative monitoring, and corrective medical, surgical and incidental expenses and losses.

As of August 1, 2013, the Company is aware of 29 lawsuits from plaintiffs alleging injuries caused by, and asserting product liability claims concerning, Riata® and Riata® ST Silicone Defibrillation Leads. Most of the lawsuits have been brought by a single plaintiff, but some of them name multiple individuals as plaintiffs. The action in Washington is the only case that seeks a class action. Outside of this class action, five separate multi-plaintiff lawsuits have been initiated against the Company that involve more than one unrelated plaintiff: a multi-plaintiff lawsuit joining 29 unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on April 4, 2013; a multi-plaintiff lawsuit joining two unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on April 4, 2013; a multi-plaintiff lawsuit joining two claimants was filed in the United States District Court for the Central District of California on April 4, 2013; a multi-plaintiff lawsuit joining three unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on April 29, 2013; and a multi-plaintiff lawsuit joining 21 unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on July 15, 2013. Of the 29 lawsuits, ten cases are pending in federal courts, including three in the U.S. District Court for the District of Minnesota, four in the U.S. District Court for the Central District of California, one in the U.S. District Court for the District of South Carolina, one in the U.S. District Court for the Eastern District of Louisiana and one discussed above pending in the U.S. District Court for the Western District of Washington. The remaining 19 lawsuits are pending in state courts across the country, including seven in Minnesota, ten in California, one in Indiana and one in Georgia.

All but one of the claimants in the aforementioned suits allege bodily injuries as a result of surgical removal and replacement of Riata® leads, or other complications, which they attribute to the leads. The majority of the claimants who seek recovery for implantation and/or surgical removal of Riata® leads are seeking compensatory damages in unspecified amounts, and declaratory judgments that the Company is liable to the claimants for any past, present and future evaluative monitoring, and corrective medical, surgical and incidental expenses and losses. Several claimants also seek punitive damages. The Company is responsible for legal costs incurred in defense of the Riata product liability claims including any potential settlements, judgments and other legal defense costs.

Silzone® Litigation and Insurance Receivables: The Company has been sued in various jurisdictions beginning in March 2000 by some patients who received a heart valve product with Silzone® coating, which the Company stopped selling in January 2000. The Company's outstanding Silzone cases consist of one class action in Ontario that has been appealed by the plaintiffs and one individual case in Ontario. In June 2012, the Ontario Court ruled in the Company's favor on all nine common class issues in a class action involving Silzone patients, and the case was dismissed. In September 2012, counsel for the class filed an appeal with the Court of Appeal for the Province of Ontario and filed their initial appellate brief in February 2013. The Company is scheduled to file its responsive brief in August 2013, and the appeal is expected to be heard in November 2013. The individual case in Ontario requests damages in excess of $1 million (claiming unspecified special damages, health care costs and interest). Based on the Company’s historical experience, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed. To the extent that the Company’s future Silzone costs (inclusive of settlements, judgments, legal fees and other related defense costs) exceed its remaining historical insurance coverage of $13 million, the Company would be responsible for such costs.
The Company intends to vigorously defend against the claims that have been asserted. The Company has not recorded an expense related to any potential damages in connection with these product liability litigation matters because any potential loss is not probable or reasonably estimable. Other than disclosed above, the Company cannot reasonably estimate a loss or range of loss, if any, that may result from these litigation matters.
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
After Volcano acquired Axsun in December 2008, LightLab Imaging sued Axsun and Volcano in Massachusetts, asserting a number of claims arising out of Volcano's acquisition of Axsun. In January 2011, the Court ruled that Axsun's and Volcano's conduct constituted knowing and willful violations of a statute which prohibits unfair or deceptive acts or practices or acts of unfair competition, entitling LightLab Imaging to double damages, and furthermore, that LightLab Imaging was entitled to recover attorneys' fees. In February 2011, Volcano and Axsun were ordered to pay the Company for reimbursement of attorneys' fees and double damages, which Volcano paid to the Company in July 2011. The Court also issued certain injunctions and declaratory relief against Volcano. The Company has also appealed certain rulings relating to the trial court's exclusion of certain expert testimony and its refusal to enter permanent injunctions. In January 2013, the Supreme Judicial Court for Massachusetts granted the Company's request to bypass the intermediary appellate court and has accepted the matter for its direct review, which is expected to be finalized in 2014.
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
Volcano Corporation & St. Jude Medical Patent Litigation: In July 2010, the Company filed a lawsuit in federal district court in Delaware against Volcano for patent infringement. In the suit, the Company asserted certain patents against Volcano and seeks injunctive relief and monetary damages. The infringed patents are part of the St. Jude Medical PressureWire® technology platform, which was acquired as part of St. Jude Medical's purchase of Radi Medical Systems in December 2008. On October 19, 2012 a jury ruled in favor of Volcano finding that certain Volcano patents did not infringe the Company's patents and that certain St. Jude Medical patents were invalid. The Company has filed a motion for judgment as a matter of law and for a new trial. If necessary, the Company will appeal to the appellate court and raise challenges to various issues related to the trial that resulted in the October 19, 2012 jury decision. Volcano also filed counterclaims against the Company in this case, alleging certain St. Jude Medical patent claims are unenforceable and that certain St. Jude Medical products infringe certain Volcano patents. On October 25, 2012, a jury ruled that the Company did not infringe certain Volcano patents and entered judgment on both October jury verdicts in January 2013. Both parties filed post-trial motions, which have yet to be ruled upon by the Court, and are moving forward with other post-trial proceedings.
On April 16, 2013, Volcano filed a lawsuit in federal district court in Delaware against the Company alleging that the Company is infringing two U.S. patents owned by Volcano which were issued that same day. The allegations relate to the Company's PressureWire® technology (Fractional Flow Reserve) FFR Platforms, including ILUMIENTM PCI Optimization System and QuantienTM Integrated FFR platforms. In its complaint, Volcano seeks both injunctive relief and monetary damages. A hearing on claims construction has been scheduled for November 2013. The Company plans to vigorously defend against the claims asserted.
Securities and Other Shareholder Litigation
March 2010 Securities Class Action Litigation: In March 2010, a securities lawsuit seeking class action status was filed in federal district court in Minnesota against the Company and certain officers on behalf of purchasers of St. Jude Medical common stock between April 22, 2009 and October 6, 2009. The lawsuit relates to the Company's earnings announcements for the first, second and third quarters of 2009, as well as a preliminary earnings release dated October 6, 2009. The complaint, which seeks unspecified damages and other relief as well as attorneys' fees, alleges that the Company failed to disclose that it was experiencing a slowdown in demand for its products and was not receiving anticipated orders for cardiac rhythm management devices. Class members allege that the Company's failure to disclose the above information resulted in the class purchasing St. Jude Medical stock at an artificially inflated price. In December 2011, the Court issued a decision denying a motion to dismiss filed by the defendants in October 2010. In October 2012, the Court granted plaintiffs' motion to certify the case as a class action, which defendants did not oppose. The discovery phase of the case closes in September 2013 and the trial is scheduled in July 2014. The Company intends to continue to vigorously defend against the claims asserted in this lawsuit.
December 2012 Securities Class Action Litigation: On December 7, 2012, a securities class action lawsuit was filed in federal district court in Minnesota against the Company and an officer for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the Company between October 17, 2012 and November 20, 2012. The complaint, which seeks unspecified damages and other relief as well as attorneys' fees, challenges the Company’s disclosures concerning its high voltage cardiac rhythm lead products during the purported class period. On December 10, 2012, a second securities class action lawsuit was filed in federal district court in Minnesota against the Company and certain officers for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the Company between October 19, 2011 and November 20, 2012. The second complaint pursues similar claims and seeks unspecified damages and other relief as well as attorneys’ fees. In March 2013, the Court consolidated the two cases and appointed a lead counsel and lead plaintiff. The Company is scheduled to file its responsive pleading by August 26, 2013. The Company intends to vigorously defend against the claims asserted in this matter.

December 2012 Derivative Litigation: In December 2012, a shareholder derivative action was initiated in Minnesota state court in Ramsey County, on behalf of the Company, against members of St. Jude Medical’s Board of Directors as well as certain officers of the Company (collectively, the defendants). The plaintiffs in this action allege breach of fiduciary duty, waste of corporate assets and unjust enrichment. The claims center around and involve the Company’s high voltage cardiac rhythm lead products and related activities and events. No damages are sought against the Company. The defendants in this matter intend to vigorously defend against the claims asserted in this lawsuit. On March 11, 2013, the defendants filed a motion to dismiss the plaintiffs' complaint. The plaintiffs' filed their response on April 25, 2013, and the defendants filed their reply on May 16, 2013. No hearing on the motions has yet been scheduled.

The Company has not recorded an expense related to any potential damages in connection with these litigation matters because any potential loss is not probable or reasonably estimable. The Company cannot reasonably estimate a loss or range of loss, if any, that may result from these litigation matters.
Governmental Investigations
In March 2010, the Company received a Civil Investigative Demand (CID) from the Civil Division of the Department of Justice (DOJ). The CID requests documents and sets forth interrogatories related to communications by and within the Company on various indications for tachycardia implantable cardioverter defibrillator systems (ICDs) and a National Coverage Decision issued by Centers for Medicare and Medicaid Services. Similar requests were made of the Company's major competitors. The Company provided its response to the DOJ in June 2010.

On September 20, 2012, the Office of Inspector General for the Department of Health and Human Services (OIG) issued a subpoena requiring the Company to produce certain documents related to payments made by the Company to healthcare professionals practicing in California, Florida, and Arizona, as well as policies and procedures related to payments made by the Company to non-employee healthcare professionals. The Company has provided its response to the OIG.
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
Regulatory Matters
In late September 2012, the Food and Drug Administration (FDA) commenced an inspection of the Company's Sylmar, California facility, and, following such inspection, issued eleven observations on a Form 483, which the Company disclosed on a Form 8-K filed on October 24, 2012 along with an exhibit containing a redacted version of the Form 483. The FDA subsequently released its own redacted version of the 483 Letter on November 20, 2012. The redacted version of the Form 483 that was released by the FDA on November 20, 2012 and included in its website at that time is attached to this 10-Q as Exhibit 99.1. In early November 2012, the Company's provided written responses to the FDA on the Form 483 detailing proposed corrective actions and immediately initiated efforts to address the FDA's inspectional observations. The Company subsequently received a warning letter dated January 10, 2013 from the FDA relating to these inspectional observations with respect to its Sylmar, California facility. The warning letter does not identify any specific concerns regarding the performance of, or indicate the need for any field or other action regarding, any particular St. Jude Medical product. The Sylmar, California facility will continue to manufacture cardiac rhythm management devices while the Company works with the FDA to address its concerns.

The FDA inspected the Company's Plano, Texas manufacturing facility at various times between March 5 and April 6, 2009. On April 6, 2009, the FDA issued a Form 483 identifying certain inspectional observations with current Good Manufacturing Practice (cGMP). Following the receipt of the Form 483, the Company provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address the FDA's inspectional observations. The Company subsequently received a warning letter dated June 26, 2009 from the FDA relating to these inspectional observations with respect to its legacy Neuromodulation division's Plano, Texas and Hackettstown, New Jersey facilities.
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

Changes in the Company’s product warranty liability during the three and six months ended June 29, 2013 and June 30, 2012 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Balance at beginning of period	$37	$37	$38	$36
Warranty expense recognized	1	1	3	3
Warranty credits issued	(1)	—	(4)	(1)
Balance at end of period	$37	$38	$37	$38

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
2012 Business Realignment Plan
During 2012, the Company incurred charges of $185 million resulting from the realignment of its product divisions into two new operating divisions: the Implantable Electronic Systems Division (combining its legacy Cardiac Rhythm Management and Neuromodulation product divisions) and the Cardiovascular and Ablation Technologies Division (combining its legacy Cardiovascular and Atrial Fibrillation product divisions). In addition, the Company centralized certain support functions, including information technology, human resources, legal, business development and certain marketing functions. The organizational changes are part of a comprehensive plan to accelerate the Company's growth, reduce costs, leverage economies of scale and increase investment in product development. In connection with the realignment, the Company recognized $109 million of severance costs and other termination benefits after management determined that such severance and benefit costs were probable and estimable, in accordance with ASC Topic 712, Nonretirement Postemployment Benefits (ASC Topic 712). The 2012 business realignment plan reduced the Company's workforce by approximately 5%. The Company also recognized $17 million of inventory write-offs associated with discontinued CATD product lines and $41 million of accelerated depreciation charges and fixed asset write-offs, primarily associated with information technology assets no longer expected to be utilized or with a limited remaining useful life. Additionally, the Company recognized $18 million of other restructuring costs, which included $7 million of contract termination costs and $11 million of other costs.
During the first quarter of 2013, the Company incurred $34 million of special charges associated with the 2012 business realignment plan including $10 million of severance and other termination benefits after management determined that such costs were probable and estimable. The Company also recognized $18 million of inventory write-offs associated with discontinued CATD product lines, $2 million of fixed asset write-offs and $4 million of other restructuring costs, all as part of the Company's continued integration efforts.
During the second quarter of 2013, the Company recognized $39 million of special charges associated with the 2012 business realignment plan including $19 million of severance and other termination benefits after management determined that such costs were probable and estimable in accordance with ASC Topic 712. The Company also recognized $1 million of inventory write-offs primarily associated with discontinued IESD product lines, $2 million of fixed asset write-offs related to information technology assets no longer expected to be utilized and $17 million of other restructuring costs primarily related to distributor terminations and office consolidations, all as part of the Company's continued integration efforts.

A summary of the activity related to the 2012 business realignment plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at December 31, 2011	$—	$—	$—	$—	$—
Cost of sales special charges	5	17	—	2	24
Special charges	104	—	41	16	161
Non-cash charges used	—	(17)	(41)	(3)	(61)
Cash payments	(52)	—	—	(7)	(59)
Foreign exchange rate impact	1	—	—	—	1
Balance at December 29, 2012	58	—	—	8	66
Cost of sales special charges	—	18	—	—	18
Special charges	10	—	2	4	16
Non-cash charges used	—	(18)	(2)	—	(20)
Cash payments	(32)	—	—	(3)	(35)
Foreign exchange rate impact	(1)	—	—	—	(1)
Balance at March 30, 2013	35	—	—	9	44
Cost of sales special charges	—	1	—	—	1
Special charges	19	—	2	17	38
Non-cash charges used	—	(1)	(2)	(4)	(7)
Cash payments	(17)	—	—	(9)	(26)
Foreign exchange rate impact	1	—	—	—	1
Balance at June 29, 2013	$38	$—	$—	$13	$51
2011 Restructuring Plan
During 2011, the Company announced a restructuring plan to streamline certain activities in the Company's legacy cardiac rhythm management business and sales and selling support organizations. Specifically, the restructuring actions included phasing out cardiac rhythm management manufacturing and research and development (R&D) operations in Sweden, reductions in the Company's workforce and rationalizing product lines. During 2011, the Company incurred charges totaling $162 million related to the 2011 restructuring plan. During 2012, the Company incurred additional charges totaling $102 million related to the 2011 restructuring plan consisting of severance costs and other termination benefits of $38 million, $13 million of inventory obsolescence charges and $51 million of other restructuring charges, which included $37 million of restructuring related charges associated with the Company's legacy cardiac rhythm management business and sales and selling support organizations (of which $13 million primarily related to idle facility costs in Sweden). The remaining charges included $8 million of contract termination costs and $6 million of other costs.

During the first quarter of 2013, the Company recognized $9 million of restructuring charges associated with the 2011 restructuring plan. Of the $9 million incurred, $2 million related to severance costs and other termination benefits, and $7 million related to other restructuring costs, primarily associated with idle facility costs.

During the second quarter of 2013, the Company recognized $4 million of restructuring charges associated with the 2011 restructuring plan. Of the $4 million recognized, $1 million related to fixed asset write-offs as the Company finalizes the phase-out of operations in Sweden and $3 million related to other restructuring costs, primarily associated with idle facility costs.

A summary of the activity related to the 2011 restructuring plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at December 31, 2011	$54	$—	$—	$18	$72
Cost of sales special charges	11	13	—	20	44
Special charges	27	—	—	31	58
Non-cash charges used	—	(13)	—	(4)	(17)
Cash payments	(68)	—	—	(47)	(115)
Foreign exchange rate impact	1	—	—	(1)	—
Balance at December 29, 2012	25	—	—	17	42
Special charges	2	—	—	7	9
Cash payments	(13)	—	—	(6)	(19)
Balance March 30, 2013	14	—	—	18	32
Special charges	—	—	1	3	4
Non-cash charges used	—	—	(1)	—	(1)
Cash payments	(5)	—	—	(7)	(12)
Balance at June 29, 2013	$9	$—	$—	$14	$23
Other Special Charges
During the second quarter of 2013, the Company agreed to settle a dispute on licensed technology associated with certain CATD product lines. In connection with the settlement, which resolved all disputed claims, the Company recognized a $22 million settlement expense. Also during the second quarter of 2013, the Company recognized $13 million of impairments associated with customer relationship intangible assets recognized in connection with legacy acquisitions involved in the distribution of the Company's products.
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

NOTE 8 – NET EARNINGS PER SHARE
The table below sets forth the computation of basic and diluted net earnings per share attributable to St. Jude Medical, Inc. (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Numerator:
Net earnings attributable to St. Jude Medical, Inc.	$115	$244	$338	$456
Denominator:
Basic weighted average shares outstanding	283.9	313.9	284.6	314.8
Effect of dilutive securities:
Employee stock options	2.5	1.1	2.2	1.5
Restricted stock units	0.3	0.2	0.3	0.1
Diluted weighted average shares outstanding	286.7	315.2	287.1	316.4
Basic net earnings per share attributable to St. Jude Medical, Inc.	$0.41	$0.78	$1.19	$1.45
Diluted net earnings per share attributable to St. Jude Medical, Inc.	$0.40	$0.78	$1.18	$1.44
Approximately 3.1 million and 20.2 million shares of common stock subject to stock options and restricted stock units were excluded from the diluted net earnings per share computation for the three months ended June 29, 2013 and June 30, 2012, respectively, because they were not dilutive. Additionally, approximately 7.0 million and 17.0 million shares of common stock subject to stock options and restricted stock units were excluded from the diluted net earnings per share computation for the six months ended June 29, 2013 and June 30, 2012, respectively.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in each component of accumulated other comprehensive income, including other comprehensive income and reclassifications out of accumulated other comprehensive income in to net earnings for the three and six months ended June 29, 2013 (in millions):

	Unrealized	Unrealized	Foreign	Accumulated
	gain (loss) on	gain (loss) on	Currency	Other
	available-for-sale	derivative	Translation	Comprehensive
For the three months ended June 29, 2013	securities	instruments	Adjustment	Income (Loss)
Accumulated other comprehensive income (loss), net of tax, at March 30, 2013	$19	$3	$(1)	$21
Other comprehensive income (loss) before reclassifications	2	—	(14)	(12)
Amounts reclassified to net earnings from accumulated other comprehensive income	(3)	—	—	(3)
Other comprehensive income (loss)	(1)	—	(14)	(15)
Accumulated other comprehensive income (loss), net of tax, at June 29, 2013	$18	$3	$(15)	$6

	Unrealized	Unrealized	Foreign	Accumulated
	gain (loss) on	gain (loss) on	Currency	Other
	available-for-sale	derivative	Translation	Comprehensive
For the six months ended June 29, 2013	securities	instruments	Adjustment	Income (Loss)
Accumulated other comprehensive income (loss), net of tax, at December 29, 2012	$20	$—	$26	$46
Other comprehensive income (loss) before reclassifications	1	3	(41)	(37)
Amounts reclassified to net earnings from accumulated other comprehensive income	(3)	—	—	(3)
Other comprehensive income (loss)	(2)	3	(41)	(40)
Accumulated other comprehensive income (loss), net of tax, at June 29, 2013	$18	$3	$(15)	$6

The tables below present the changes in each component of accumulated other comprehensive income, including other comprehensive income and reclassifications out of accumulated other comprehensive income in to net earnings for the three and six months ended June 30, 2012 (in millions):

	Unrealized	Foreign	Accumulated
	gain (loss) on	Currency	Other
	available-for-sale	Translation	Comprehensive
For the three months ended June 30, 2012	securities	Adjustment	Income (Loss)
Accumulated other comprehensive income (loss), net of tax, at March 31, 2012	$18	$36	$54
Other comprehensive income (loss) before reclassifications	4	(84)	(80)
Amounts reclassified to net earnings from accumulated other comprehensive income	(3)	—	(3)
Other comprehensive income (loss)	1	(84)	(83)
Accumulated other comprehensive income (loss), net of tax, at June 30, 2012	$19	$(48)	$(29)

	Unrealized	Foreign	Accumulated
	gain (loss) on	Currency	Other
	available-for-sale	Translation	Comprehensive
For the six months ended June 30, 2012	securities	Adjustment	Income (Loss)
Accumulated other comprehensive income (loss), net of tax, at December 31, 2011	$18	$(2)	$16
Other comprehensive income (loss) before reclassifications	6	(46)	(40)
Amounts reclassified to net earnings from accumulated other comprehensive income	(5)	—	(5)
Other comprehensive income (loss)	1	(46)	(45)
Accumulated other comprehensive income (loss), net of tax, at June 30, 2012	$19	$(48)	$(29)

The table below provides details about reclassifications out of accumulated other comprehensive income and the line items impacted in the Company's Condensed Consolidated Statements of Earnings for the three and six months ended June 29, 2013 and June 30, 2012 (in millions):

	Amount reclassified from accumulated other comprehensive income
Details about accumulated other	Three Months Ended		Six Months Ended
comprehensive income components	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	Statements of Earnings Classification

Unrealized gain (loss) on available-for-sale securities:
Gain on sale of available-for-sale securities	$5	$6	$5	$9	Other expense, net
	(2)	(3)	(2)	(4)	Income tax expense
	3	3	3	5	Net earnings before noncontrolling interest
	$3	$3	$3	$5	Net earnings attributable to St. Jude Medical, Inc.

NOTE 10 – OTHER EXPENSE, NET
The Company’s other expense, net consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Interest income	$(2)	$(1)	$(3)	$(2)
Interest expense	20	19	39	37
Other	165	7	195	13
Other expense, net	$183	$25	$231	$48
During the second quarter of 2013, the Company redeemed the full $700 million principal amount of the 2014 Senior Notes and the full $500 million principal amount of the 2019 Senior Notes. In connection with the redemption of these notes, prior to their scheduled maturities, the Company recognized a $161 million charge to other expense associated with make-whole redemption payments and the write-off of unamortized debt issuance costs (see Note 5).
During the first quarter of 2013, the Company recorded a $29 million charge to other expense to adjust the carrying value of the pre-existing CardioMEMS equity investment and fixed price purchase option to fair value. See Note 2 for further detail on the accounting for CardioMEMS as a variable interest entity, which has been consolidated into the Company's results in the first quarter of 2013.

NOTE 11 – INCOME TAXES
As of June 29, 2013, the Company had $263 million accrued for unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. Additionally, the Company had $41 million accrued for interest and penalties as of June 29, 2013. At December 29, 2012, the liability for unrecognized tax benefits was $314 million and the accrual for interest and penalties was $69 million. The Company recognizes interest and penalties related to income tax matters in income tax expense.
The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for all tax years through 2001. Additionally, substantially all material foreign, state and local income tax matters have been concluded for all tax years through 2004. The U.S. Internal Revenue Service (IRS) completed an audit of the Company’s 2002 through 2005 tax returns and proposed adjustments in its audit report issued in November 2008. The IRS completed an audit of the Company’s 2006 and 2007 tax returns and proposed adjustments in its audit report issued in March 2011. The Company initiated its defense at the IRS appellate level in January 2009 for the 2002 through 2005 adjustments and in May 2011 for the 2006 through 2007 adjustments. The IRS is currently auditing the Company’s 2008 and 2009 tax returns and an audit report is expected to be issued in 2013. In 2012, the Company recorded $46 million of additional tax expense related to a settlement reserve for certain prior period tax positions related to the 2002 through 2009 tax years. While the final resolution of the Company's outstanding tax matters for these years is expected in 2013, the Company remitted a $106 million payment in April 2013 to the IRS to suspend interest charges on these prior period tax positions. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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
Available-For-Sale Securities: The Company’s available-for-sale securities include publicly-traded equity securities that are traded in active markets and are recorded at fair value based upon the closing stock prices. The Company classifies these securities as level 1. The following table summarizes the components of the balance of the Company’s available-for-sale securities at June 29, 2013 and December 29, 2012 (in millions):

	June 29, 2013	December 29, 2012
Adjusted cost	$8	$9
Gross unrealized gains	29	32
Fair value	$37	$41
Derivative Instruments: The Company’s derivative instruments consist of foreign currency exchange contracts. The Company classifies these instruments as level 2 as the fair value is determined using inputs other than observable quoted market prices. These inputs include spot and forward foreign currency exchange rates that the Company obtains from standard market data providers. The fair value of the Company’s outstanding foreign currency exchange contracts was not material at June 29, 2013 or December 29, 2012.

A summary of financial assets measured at fair value on a recurring basis at June 29, 2013 and December 29, 2012 is as follows (in millions):

	Balance Sheet Classification	June 29, 2013	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$884	$884	$—	$—
Available-for-sale securities	Other current assets	37	37	—	—
Trading securities	Other assets	253	253	—	—
Total assets		$1,174	$1,174	$—	$—

	Balance Sheet Classification	December 29, 2012	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$964	$964	$—	$—
Available-for-sale securities	Other current assets	41	41	—	—
Trading securities	Other assets	231	231	—	—
Total assets		$1,236	$1,236	$—	$—
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
During the second quarter of 2013, the Company recognized $13 million of impairments associated with customer relationship intangible assets, as it determined that these intangible assets had no discrete future cash flows and were fully impaired. Refer to Note 7 for further details of these charges.
During the second quarter of 2012, the Company determined that certain purchased technology intangible assets in CATD were considered impaired as their future expected undiscounted cash flows did not exceed the carrying value of the related assets. As a result, the Company recognized a $5 million impairment charge to write-down the intangible assets to their estimated fair value of $4 million as of June 30, 2012. The fair value measurements of these intangible assets are considered Level 3 in the fair value hierarchy due to the use of unobservable inputs, specifically the discounted cash flows income approach method, to measure fair value. The product lines were later discontinued in the fourth quarter of 2012, and the related remaining intangible asset value was fully impaired as there were no discrete future cash flows.
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

The carrying value of these investments approximated $100 million and $151 million as of June 29, 2013 and December 29, 2012, respectively. The decrease in the Company's cost method investments since December 29, 2012 was primarily due to the consolidation of CardioMEMS and the elimination of the pre-existing equity investment which had been previously accounted for as a cost method investment. Effective February 27, 2013, the Company determined that CardioMEMS was a VIE for which the Company is considered the primary beneficiary (see Note 2).
Fair Value Measurements of Other Financial Instruments
The aggregate fair value of the Company’s fixed-rate senior notes at June 29, 2013 (measured using quoted prices in active markets) was $2,698 million compared to the aggregate carrying value of $2,771 million (inclusive of the terminated interest rate swaps). The fair value of the Company’s variable-rate debt obligations at June 29, 2013 approximated its aggregate $842 million carrying value due to the variable interest rate and short-term nature of these instruments.

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
Foreign Currency Forward Contracts
The Company hedges a portion of its foreign currency exchange rate risk through the use of forward exchange contracts. The Company uses forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under ASC Topic 815, Derivatives and Hedging (ASC Topic 815). The Company measures its foreign currency exchange contracts at fair value on a recurring basis. The fair value of outstanding contracts was immaterial as of June 29, 2013 and December 29, 2012. During the second quarter of 2013 and 2012, the net amount of gains the Company recorded to other expense for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 were net gains of $3 million and $4 million, respectively. During the first six months of 2013 and 2012, the net amount of gains the Company recorded to other expense for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 were net gains of $13 million and $5 million, respectively. These net gains were almost entirely offset by corresponding net losses on the foreign currency exposures being managed. The Company does not enter into contracts for trading or speculative purposes. The Company’s policy is to enter into hedging contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.
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
In prior periods, the Company has chosen to hedge the fair value of certain debt obligations through the use of interest rate swap contracts. For interest rate swap contracts that are designated and qualify as fair value hedges, changes in the value of the fair value hedge are recognized as an asset or liability, as applicable, offsetting the changes in the fair value of the hedged debt instrument. When outstanding, the Company’s swap contracts are recorded on the consolidated balance sheet as a component of other current assets, other assets, other accrued expenses or other liabilities based on the gain or loss position of the contract and the contract maturity date. Additionally, any payments made or received under the swap contracts are accrued and recognized as interest expense. In June 2012, the Company terminated the interest rate swap it had entered into concurrent with the March 2010 issuance of the 2016 Senior Notes and received a cash payment of $24 million. The gain from terminating the interest rate swap agreement has been reflected as an increase to the carrying value of the debt and is being amortized as a reduction of interest expense resulting in a net average interest rate of 1.3% that will be recognized over the remaining term of the 2016 Senior Notes.

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
The following table presents net sales and operating profit by reportable segment (in millions):

	IESD	CATD	Other	Total
Three Months ended June 29, 2013:
Net sales	$826	$577	$—	$1,403
Operating profit	565	341	(624)	282
Three Months ended June 30, 2012:
Net sales	$852	$558	$—	$1,410
Operating profit	591	331	(584)	338

Six Months ended June 29, 2013:
Net sales	$1,603	$1,138	$—	$2,741
Operating profit	1,096	674	(1,180)	590
Six Months ended June 30, 2012:
Net sales	$1,690	$1,115	$—	$2,805
Operating profit	1,173	661	(1,194)	640

The following table presents the Company’s total assets by reportable segment (in millions):

Total Assets	June 29, 2013	December 29, 2012
IESD	$2,598	$2,320
CATD	2,960	2,967
Other	4,102	3,984
	$9,660	$9,271
Geographic Information
The following table presents net sales by geographic location of the customer (in millions):

	Three Months Ended		Six Months Ended
Net Sales	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
United States	$669	$664	$1,309	$1,329
International
Europe	376	374	733	748
Japan	137	163	276	328
Asia Pacific	125	116	237	221
Other	96	93	186	179
	734	746	1,432	1,476
	$1,403	$1,410	$2,741	$2,805
The amounts for long-lived assets by significant geographic market include net property, plant and equipment by physical location of the asset as follows (in millions):

Long-Lived Assets	June 29, 2013	December 29, 2012
United States	$1,055	$1,036
International
Europe	75	82
Japan	34	32
Asia Pacific	78	82
Other	190	193
	377	389
	$1,432	$1,425

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
In March 2010, significant U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act (PPACA) along with the Health Care and Education Reconciliation Act of 2010, was enacted into law. As a U.S. headquartered company with significant sales in the United States, this health care reform law will materially impact us. Certain provisions of the health care reform are not yet effective and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact will be from the legislation. The law levies a 2.3% excise tax on all U.S. medical device sales, which we began paying effective January 1, 2013. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what impact these provisions will have on patient access to new technologies. The Medicare provisions also include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.
We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our consolidated net sales are comprised of cardiac rhythm management devices – ICDs and pacemakers. During 2011, the ICD market in the United States was negatively impacted by a decline in implant volumes and pricing resulting from the publication of an ICD utilization article in January 2011 in the Journal of the American Medical Association (JAMA) and subsequent hospital investigation by the U.S. Department of Justice (DOJ). The U.S. ICD market has continued to experience some of these negative impacts and we estimate over the last two years (from January 2011 through January 2013), the U.S. ICD market has contracted at a mid single-digit percentage rate each year. Recently, however, the U.S. ICD market appears to be stabilizing, with the first half of 2013 contracting in the low single-digit percentage rates. Management remains focused on increasing our worldwide market share, as we are one of three principal manufacturers and suppliers in the global cardiac rhythm management market. We are also investing in our other therapy areas – cardiovascular, atrial fibrillation and neuromodulation – to increase our market share and grow sales through continued market penetration.
Net sales in the second quarter and first six months of 2013 were $1,403 million and $2,741 million, a decrease of 0.5% and 2%, respectively, over the second quarter and first six months of 2012. Foreign currency translation comparisons unfavorably decreased our second quarter and first six months 2013 net sales by $31 million (2 percentage points) and $48 million (2 percentage points), respectively, compared to the same prior year periods. The decrease in our net sales during the second quarter and first six months of 2013 compared to the same prior year periods primarily related to competitive pressures from the recent market progression towards magnetic resonance imaging (MRI) compatible pacemakers, overall ICD market contraction since the first quarter of 2011 and average selling price declines in the cardiac rhythm management market. The AF business partially offset the second quarter and first six months 2013 net sales decreases due to the continued increase in EP catheter ablation procedures, further market penetration of our EnSite® Velocity System and related connectivity tools as well as our intracardiac echocardiography imaging technique. Refer to the Segment Performance section for a more detailed discussion of the results of our reportable segments.

Our second quarter 2013 net earnings of $115 million and diluted net earnings per share of $0.40 both decreased 53% and 49%, respectively, compared to our second quarter 2012 net earnings of $244 million and diluted net earnings per share of $0.78. Second quarter 2013 net earnings were negatively impacted by after-tax charges of $160 million, or $0.56 per diluted share, associated with make-whole debt redemption charges, additional charges related to our previously announced business realignment and restructuring related actions, a license dispute settlement charge, an intangible asset impairment charge and acquisition-related charges. Second quarter 2012 net earnings were negatively impacted by after-tax special charges of $27 million related primarily to restructuring charges. Net earnings and diluted net earnings per share for the first six months of 2013 were $338 million and $1.18, respectively, a 26% and 18% decrease, respectively, compared to net earnings of $456 million and diluted net earnings per share of $1.44 for the first six months of 2012. The decreases in the first six months of 2013 over the same prior year period was due to after-tax charges totaling $200 million, or $0.69 per diluted share, which included the second quarter 2013 after-tax charges of $160 million discussed previously, first quarter 2013 after-tax charges of $32 million related to the business realignment and restructuring related actions discussed previously and after-tax charges of $29 million to adjust the carrying value of our pre-existing CardioMEMS, Inc. equity investment and fixed price purchase option to fair value during the first quarter of 2013. These charges were partially offset by a $21 million income tax benefit related to the 2012 federal research and development tax credit extended in the first quarter of 2013, retroactive to the beginning of our 2012 tax year. During the first six months of 2012, net earnings were negatively impacted by after-tax charges of $81 million primarily associated with restructuring charges and a license dispute settlement charge during the first quarter of 2012. Refer to the Results of Operations section for a more detailed discussion of these charges.

We generated $396 million of operating cash flows during the first six months of 2013, compared to $589 million of operating cash flows during the first six months of 2012. We ended the second quarter with $1,220 million of cash and cash equivalents and $3,613 million of total debt. We issued $900 million principal amount of 10-year, 3.25% unsecured senior notes (2023 Senior Notes) and $700 million principal amount of 30-year, 4.75% unsecured senior notes (2043 Senior Notes) that mature on April 15, 2023 and April 15, 2043, respectively. We used a portion of the proceeds to redeem both our $700 million principal amount of 5-year, 3.75% unsecured senior notes due in 2014 (2014 Senior Notes) and our $500 million principal amount of 10-year, 4.875% unsecured senior notes due in 2019 (2019 Senior Notes). We also entered into a 2-year, $500 million unsecured term loan, which can be used for general corporate purposes or to refinance certain of our other outstanding borrowings. We intend to use the remaining proceeds from the issuance of our 2023 Senior Notes and 2043 Senior Notes for general corporate purposes.

We also repurchased 13.9 million shares of our common stock for $542 million at an average repurchase price of $38.83 per share during the first quarter of 2013. Additionally, on February 23, 2013, May 1, 2013 and July 30, 2013 our Board of Directors authorized quarterly cash dividends of $0.25 per share payable on April 30, 2013, July 31, 2013 and October 31, 2013 to shareholders of record as of March 29, 2013, June 28, 2013 and September 30, 2013, respectively. Our dividends represent a 9% per share increase over the same periods in 2012.

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
The following table presents net sales and operating profit by reportable segment (in millions):

	IESD	CATD	Other	Total
Three Months ended June 29, 2013:
Net sales	$826	$577	$—	$1,403
Operating profit	565	341	(624)	282
Three Months ended June 30, 2012:
Net sales	$852	$558	$—	$1,410
Operating profit	591	331	(584)	338

Six Months ended June 29, 2013:
Net sales	$1,603	$1,138	$—	$2,741
Operating profit	1,096	674	(1,180)	590
Six Months ended June 30, 2012:
Net sales	$1,690	$1,115	$—	$2,805
Operating profit	1,173	661	(1,194)	640

The following discussion of the changes in our net sales is provided by class of similar products within our reportable segments.
Implantable Electronic Systems Division

	Three Months Ended			Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
ICD systems	$454	$459	(1.1)%	$881	$909	(3.1)%
Pacemaker systems	264	287	(8.0)%	515	572	(10.0)%
Neuromodulation products	108	106	1.9%	207	209	(1.0)%
	$826	$852	(3.1)%	$1,603	$1,690	(5.1)%
IESD's net sales decreased 3% and 5% during the second quarter and first six months of 2013 compared to the same prior year periods. During the second quarter and first six months of 2013, foreign currency translation had a $12 million (1 percentage point) and $18 million (1 percentage point), respectively, unfavorable impact on net sales compared to the same prior year periods.
ICD net sales decreased 1% and 3% during the second quarter and first six months of 2013, respectively, compared to the same prior year periods driven by unfavorable foreign currency translation. The ICD market continues to experience low to mid-single digit percentage rate declines in average selling prices. Our U.S. 2013 second quarter ICD net sales of $270 million increased 1% compared to the same prior year period, and our U.S. ICD net sales during the first six months of 2013 of $525 million decreased 2% compared to the same period in 2012. We continued to experience a benefit from sales of our Assura™ portfolio of ICDs and CRT-Ds as well as our Ellipse™ ICD, which were approved by the the Food and Drug Administration (FDA) in May 2012. In June 2013 we received U.S. FDA approval of our next-generation Ellipse™ and Assura™ devices featuring DynamicTx™ Over-Current Detection Algorithm, which automatically adjusts shock configurations and utilizes a new low friction coating on the device can to reduce the risk for lead-to-can abrasion, the most common type of lead insulation failure in the industry. Going forward we expect to experience a net sales benefit from our early July 2013 launch of these new devices. Internationally, our second quarter and first six months of 2013 ICD net sales of $184 million and $356 million, respectively, decreased 4% and 5%, respectively, compared to the same prior year periods. Foreign currency translation had a $7 million (4 percentage points) and $10 million (3 percentage points) unfavorable impact on international ICD net sales in the second quarter and first six months of 2013 compared to the same periods in 2012 primarily as a result of the strengthening U.S. Dollar against the Japanese Yen. Going forward, we expect to benefit from our next-generation Ellipse™ and Assura™ devices featuring DynamicTx™ Over-Current Detection Algorithm, which received CE mark approval in May 2013.
Pacemaker systems net sales decreased 8% and 10% during the second quarter and first six months of 2013, respectively, compared to the same prior year periods. In the United States, our second quarter 2013 pacemaker systems net sales of $110 million decreased 6% compared to the same prior year period. During the first six months of 2013, U.S. pacemaker systems net sales of $217 million decreased 7% compared to the same period in 2012. Internationally, our 2013 net sales during the second quarter of $154 million and first six months net sales of $298 million decreased 9% and 12%, respectively, compared to the same prior year periods. Foreign currency translation had a $5 million (3 percentage points) and $8 million (2 percentage points) unfavorable impact on international pacemaker systems net sales during the second quarter and first six months of 2013 compared to the same prior year periods. Our international pacemaker system net sales have declined due to low to mid-single digit percentage rate declines in average selling prices across the market as a result of competitive pressures. We were also unfavorably impacted from a continued market progression towards implanting MRI compatible pacemakers, particularly in Japan and the U.S. In June 2013, we received regulatory approval from the Japanese Ministry of Health, Labor and Welfare and launched our Accent MRI™ Pacemaker and the Tendril MRI™ lead in July 2013.

Neuromodulation products net sales increased 2% during the second quarter of 2013 and decreased 1% during the first six months of 2013 compared to the same prior year periods. The increase in net sales during the second quarter of 2013 compared to the same prior year period was driven by our deep brain stimulation business for patients suffering from Parkinson's disease, essential tremor or dystonia, as we continue to penetrate the international market. The decrease in neuromodulation products net sales during the first six months of 2013 was primarily the result of decreased sales volumes in our chronic pain business. Foreign currency translation had minimal impact during the second quarter and the first six months of 2013 compared to the same prior year periods.

Cardiovascular and Ablation Technologies Division

	Three Months Ended			Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
Atrial fibrillation (AF) products	$237	$218	8.7%	$470	$439	7.1%
Vascular products	178	180	(1.1)%	353	361	(2.2)%
Structural heart products	162	160	1.3%	315	315	—%
	$577	$558	3.4%	$1,138	$1,115	2.1%

CATD net sales increased 3% and 2% during the second quarter and first six months of 2013, respectively, compared to the same prior year periods. Foreign currency translation unfavorably impacted CATD net sales by $19 million (3 percentage points) and $30 million (3 percentage points) during the second quarter and first six months of 2013 compared to the same periods in 2012.

AF products net sales increased 9% and 7% during the second quarter and first six months of 2013, respectively, compared to the same prior year periods primarily due to the continued increase in EP catheter ablation procedures, the continued market penetration of our EnSite® Velocity System and related connectivity tools (EnSite Connect™, EnSite Courier™ and EnSite Derexi™ modules) and our intracardiac echocardiography imaging technique, which provides physicians a clear picture of the inner workings of the heart through an ultrasound probe. Foreign currency translation had an $8 million (4 percentage points) and $12 million (3 percentage points) unfavorable impact on AF products net sales during the second quarter and first six months of 2013 compared to the same periods in 2012.

Vascular products net sales decreased 1% and 2% during the second quarter and first six months of 2013, respectively, compared to the same prior year periods primarily due to unfavorable foreign currency translation of $7 million (4 percentage points) and $11 million (3 percentage points) during the second quarter and first six months of 2013, respectively, and net sales declines related to our third party products we distribute in Japan compared to the same periods last year. As a result of the economic pressures and average selling price declines in the Japan market, many third party manufacturers have migrated to a direct selling model with end customers, which resulted in a revenue decrease during the second quarter and first six months of 2013 compared to the same prior year periods. These decreases were partially offset by increased revenues in our Fractional Flow Reserve (FFR) technology products and optical coherence tomography (OCT) imaging products during the second quarter and first six months of 2013 compared to the same prior year periods.

Structural heart products net sales increased 1% during the second quarter of 2013 and were flat during the first six months of 2013, compared to the same periods in 2012. The increase in 2013 second quarter net sales was primarily driven by sales of our Trifecta™ pericardial stented tissue valve, partially offset by a net sales decrease in our mechanical valves due to market preference for tissue valves. Foreign currency translation had a $4 million (2 percentage points) and $7 million (2 percentage points) unfavorable impact on structural heart products net sales during the second quarter and first six months of 2013, respectively, compared to the same periods in 2012.

RESULTS OF OPERATIONS
Net sales

	Three Months Ended			Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
Net sales	$1,403	$1,410	(0.5)%	$2,741	$2,805	(2.3)%

Overall, net sales were flat during the second quarter and decreased 2% during the first six months of 2013 compared to the same prior year periods. Foreign currency translation had an unfavorable impact of $31 million (2 percentage points) and $48 million (2 percentage points) on the second quarter and first six months of 2013 net sales, respectively, compared to the same periods in 2012 due primarily to the strengthening of the U.S. Dollar against the Japanese Yen. This amount is not indicative of the net earnings impact of foreign currency translation for the second quarter and first six months of 2013 due to partially offsetting foreign currency translation impacts on cost of sales and operating expenses.

Net sales by geographic location of the customer were as follows (in millions):

	Three Months Ended		Six Months Ended
Net Sales	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
United States	$669	$664	$1,309	$1,329
International
Europe	376	374	733	748
Japan	137	163	276	328
Asia Pacific	125	116	237	221
Other	96	93	186	179
	734	746	1,432	1,476
	$1,403	$1,410	$2,741	$2,805

Gross profit
	Three Months Ended		Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Gross profit	$1,021	$1,027	$1,982	$2,041
Percentage of net sales	72.8%	72.8%	72.3%	72.8%

Gross profit for the second quarter of 2013 totaled $1,021 million, or 72.8% of net sales, compared to $1,027 million, or 72.8% of net sales for the second quarter of 2012. Gross profit for the first six months of 2013 totaled $1,982 million, or 72.3% of net sales, compared to $2,041 million, or 72.8% of net sales for the first six months of 2012. Our gross profit percentage (or gross margin) for the first six months of 2013 was negatively impacted by special charges of $19 million (or 0.7 percentage points) related to our previously announced 2012 business realignment plan. Our gross margin for the second quarter and first six months of 2012 was negatively impacted by restructuring special charges of $16 million (or 1.2 percentage points) and $39 million (1.4 percentage points), respectively, associated with the 2011 restructuring plan. Refer to “Special Charges” within the Results of Operations section for a more detailed discussion of these charges. Compared to the prior year periods, our 2013 gross margin includes excise taxes assessed on the sale of our products, negatively impacting gross margin by 0.8 percentage points and 0.5 percentage points for the second quarter and first six months of 2013, respectively.

Selling, general and administrative (SG&A) expense
	Three Months Ended		Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Selling, general and administrative	$489	$494	$957	$984
Percentage of net sales	34.9%	35.0%	34.9%	35.1%

SG&A expense for the second quarter of 2013 totaled $489 million, or 34.9% of net sales, compared to $494 million, or 35.0% of net sales for the second quarter of 2012. SG&A expense for the first six months of 2013 totaled $957 million, or 34.9% of net sales, compared to $984 million, or 35.1% of net sales for the first six months of 2012. The decrease in our SG&A expense during both the second quarter and first six months of 2013 was primarily driven by cost savings initiatives, including the realignment plan initiated in August 2012.

Research and development (R&D) expense
	Three Months Ended		Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Research and development expense	$173	$173	$333	$348
Percentage of net sales	12.3%	12.3%	12.1%	12.4%

R&D expense in the second quarter of 2013 totaled $173 million, or 12.3% of net sales, compared to $173 million, or 12.3% of net sales for the second quarter of 2012. R&D expense in the first six months of 2013 totaled $333 million, or 12.1% of net sales, compared to $348 million, or 12.4% of net sales for the first six months of 2012. We remain committed to funding future long-term growth opportunities. We will continue to balance delivering short-term results with our investments in long-term growth drivers.

Special charges
	Three Months Ended		Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cost of sales special charges	$1	$16	$19	$39
Special charges	77	22	102	69
	$78	$38	$121	$108
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
During the second quarter and first six months of 2013, we incurred special charges totaling $78 million and $121 million, respectively. Of the special charges incurred during the second quarter and first six months of 2013, $39 million and $73 million, respectively, related to additional 2012 business realignment plan costs initiated in August of 2012 to realign our product divisions and centralize certain support functions, including information technology, human resources, legal, business development and certain marketing functions. The organizational changes have been part of a comprehensive plan to accelerate growth, reduce costs, leverage economies of scale and increase investment in product development. Of the total $39 million and $73 million incurred, $1 million and $19 million, respectively, was recorded to cost of sales, which primarily related to inventory write-offs associated with discontinued CATD product lines.
Additionally, we incurred $4 million and $13 million of special charges during the second quarter and first six months of 2013, respectively, associated with our 2011 restructuring plan, which primarily related to idle facility costs. The formalized plan for these actions was announced in the second quarter of 2011 and included phasing out our cardiac rhythm management manufacturing and R&D operations in Sweden, reducing our workforce and rationalizing product lines.
During the second quarter of 2013, we also agreed to settle a dispute on licensed technology associated with certain CATD product lines. In connection with the settlement, which resolved all disputed claims, we recognized a $22 million settlement expense. We also recognized $13 million of impairments associated with customer relationship intangible assets recognized in connection with legacy acquisitions involved in the distribution of our products.
During the second quarter and first six months of 2012, we incurred special charges totaling $38 million and $108 million, respectively. Of the special charges incurred during the second quarter and first six months of 2012, $30 million and $72 million, respectively, related to the 2011 restructuring plan discussed previously. Of the total $30 million and $72 million incurred, $14 million and $37 million, respectively, was recorded to cost of sales, which primarily related to IESD inventory obsolescence charges (as product lines were rationalized), employee termination costs and idle facility costs. The remaining $8 million and $36 million of special charges incurred during the second quarter and first six months of 2012, respectively, included charges to cost of sales of $2 million and were primarily associated with an agreement to settle a dispute on licensed technology for our Angio-Seal™ vascular closure devices. In connection with this settlement, which resolved all disputed claims and included a fully-paid perpetual license, we recognized a $28 million settlement expense. We also recognized a $12 million licensed technology intangible asset to be amortized over the technology's remaining patent life.
Refer to Note 7 of the Condensed Consolidated Financial Statements for additional detail associated with these special charges.

Other expense, net
	Three Months Ended		Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Interest income	$(2)	$(1)	$(3)	$(2)
Interest expense	20	19	39	37
Other	165	7	195	13
Other expense, net	$183	$25	$231	$48

In the second quarter of 2013, we redeemed the full $700 million principal amount of the 2014 Senior Notes and the full $500 million principal amount of the 2019 Senior Notes. In connection with the redemption of these notes prior to their scheduled maturities, we recognized a $161 million charge to other expense associated with make-whole redemption payments and the write-off of unamortized debt issuance costs. As a result, we experienced an unfavorable change in other expense, net during both the second quarter and first six months of 2013 compared to the same prior year periods. Additionally, we recognized a $29 million charge to adjust the carrying value of our pre-existing CardioMEMS, Inc. equity investment and fixed price purchase option to fair value, resulting in an unfavorable change to other expense, net during the first six months of 2013 compared to the first six months of 2012.
Income taxes

	Three Months Ended		Six Months Ended
(as a percent of pre-tax income)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Effective tax rate	(9.3)%	22.0%	8.4%	23.0%

Our effective income tax rate was (9.3)% income tax benefit and 22.0% income tax expense for the second quarter of 2013 and 2012, respectively, and 8.4% and 23.0% for the first six months of 2013 and 2012, respectively. Debt redemption charges and special charges recognized during the second quarter and first six months of 2013 favorably impacted our effective tax rate by 30.7 percentage points and 9.9 percentage points, respectively. Refer to Note 7 of the Condensed Consolidated Financial Statements for additional detail associated with these special charges. Additionally, our effective tax rate for the first six months of 2013 includes the full 2012 benefit of the federal research and development tax credit (R&D tax credit), which was extended for 2012 in January 2013. As a result, our effective tax rate for the first six months of 2013 was favorably impacted by 3.1 percentage points. Our effective tax rate for the second quarter and first six months of 2012 does not include the impact of the R&D tax credit, as the R&D tax credit was not extended until January 2013, as discussed. As a result, our effective tax rate for the second quarter and first six months of 2012 was negatively impacted by 1.6 percentage points and 1.9 percentage points, respectively.

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
At June 29, 2013, substantially all of our cash and cash equivalents was held by our non-U.S. subsidiaries. A portion of these foreign cash balances are associated with earnings that are permanently reinvested and which we plan to use to support our continued growth plans outside the United States through funding of operating expenses, capital expenditures and other investment and growth opportunities. The majority of these funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practical to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate funds held by our non-U.S. subsidiaries.

We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the most recently completed quarter) remained consistent at 89 days both at December 29, 2012 and June 29, 2013. Our DIOH (ending net inventory divided by average daily cost of sales for the most recently completed six months) increased from 143 days at December 29, 2012 to 154 days at June 29, 2013. Special charges recognized in cost of sales in the six months ended June 29, 2013 reduced our June 29, 2013 DIOH by 4 days. Special charges recognized in cost of sales in the last half of 2012 reduced our December 29, 2012 DIOH by 11 days.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (in millions):

	Three Months Ended
	June 29, 2013	June 30, 2012
Net cash provided by (used in):
Operating activities	$396	$589
Investing activities	(124)	(141)
Financing activities	(234)	(213)
Effect of currency exchange rate changes on cash and cash equivalents	(12)	(7)
Net increase in cash and cash equivalents	$26	$228
Operating Cash Flows
Cash provided by operating activities was $396 million during the first six months of 2013, compared to $589 million during the first six months of 2012. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, accounts payable, accrued liabilities and income taxes payable. In the first six months of 2013, we made a $106 million payment to the IRS to suspend interest charges on prior period tax positions related to our 2002 through 2009 tax years.
Investing Cash Flows
Cash used in investing activities was $124 million during the first six months of 2013 compared to $141 million during the same period last year. Our purchases of property, plant and equipment totaled $117 million and $128 million during the first six months of 2013 and 2012, respectively, primarily reflecting our continued investment in our product growth platforms currently in place.
Financing Cash Flows
Cash used in financing activities was $234 million during the first six months of 2013 compared to $213 million during the first six months of 2012. Our financing cash flows can fluctuate significantly depending upon our liquidity needs, stock repurchases and the amount of stock option exercises. During the first six months of 2013, we paid $609 million for repurchases of our common stock, which was financed with cash generated from operations. Additionally, we issued $900 million principal amount 2023 Senior Notes and $700 million principal amount 2043 Senior Notes. We used a portion of the proceeds to redeem both our $700 million principal amount 2014 Senior Notes and our $500 million principal amount 2019 Senior Notes. We also entered into a 2-year, $500 million unsecured term loan, which can be used for general corporate purposes or to refinance certain of our other outstanding borrowings. We intend to use the remaining proceeds from the issuance of our 2023 Senior Notes and 2043 Senior Notes for general corporate purposes. We also paid $139 million of cash dividends to shareholders and made $318 million of net commercial paper borrowing payments during the first six months of 2013. Proceeds from the exercise of stock options and stock issued provided cash inflows of $103 million during the first six months of 2013.
During the first six months of 2012, we paid $300 million for repurchases of our common stock, which was financed with cash generated from operations and net commercial paper issuances of $174 million. We also paid $139 million of cash dividends to shareholders in the first six months of 2012. Proceeds from the exercise of stock options and stock issued provided cash inflows of $52 million during the first six months of 2012.

DEBT AND CREDIT FACILITIES
In May 2013, we entered into a long-term $1.5 billion committed Credit Facility used to support our commercial paper program and for general corporate purposes. The Credit Facility expires in May 2018. Borrowings under this facility bear interest initially at LIBOR plus 0.8%, subject to adjustment in the event of a change in our credit ratings. Commitment fees under this Credit Facility are not material. The Credit Facility replaces our previous $1.5 billion credit facility that was scheduled to expire in February 2015. There were no outstanding borrowings under either facility as of June 29, 2013 or December 29, 2012.
Our commercial paper program provides for the issuance of short-term, unsecured commercial paper with maturities up to 270 days. At June 29, 2013 and December 29, 2012, we had outstanding commercial paper balances of $275 million and $593 million, respectively. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. Our predominant historical practice has been to issue commercial paper (up to the amount backed by available borrowings capacity under the Credit Facility), as our commercial paper has historically been issued at lower interest rates.
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
In April 2013, we issued $900 million principal amount of 2023 Senior Notes and $700 million principal amount of 2043 Senior Notes. We used a portion of the proceeds to redeem our $700 million principal amount of 5-year, 3.75% unsecured senior notes due in 2014 and our $500 million principal amount of 10-year, 4.875% unsecured senior notes due in 2019. We intend to use the remaining proceeds for general corporate purposes. Interest payments are required on a semi-annual basis. We may redeem the 2023 Senior Notes or the 2043 Senior Notes at any time at the applicable redemption prices. Both the 2023 Senior Notes and 2043 Senior Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness.
In June 2013, we entered into a 2-year, $500 million unsecured term loan, the proceeds of which were used for general corporate purposes, including the repayment of outstanding commercial paper borrowings. These borrowings bear interest at LIBOR plus 0.5%, subject to adjustment in the event of a change in our credit ratings. We may make principal payments on the outstanding borrowings any time after June 26, 2014.
In April 2010, we issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $131 million at June 29, 2013) and 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $83 million at June 29, 2013). Interest payments on the 2.04% Yen Notes and 1.58% Yen Notes are required on a semi-annual basis and the principal amounts recorded on the balance sheet fluctuate based on the effects of foreign currency translation.
In March 2011, we borrowed 6.5 billion Japanese Yen under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The outstanding 6.5 billion Japanese Yen balance was the equivalent of $67 million at June 29, 2013. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at the Yen LIBOR plus 0.25% and mature in March 2014, and the other half of the borrowings bear interest at the Yen LIBOR plus 0.275% and mature in June 2014. The maturity dates of each credit facility automatically extend for a one-year period, unless we elect to terminate the credit facility.

Our Credit Facility and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 60% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.5 to 1.0. Under the Credit Facility, our senior notes and Yen Notes we also have certain limitations on how we conduct our business, including limitations on additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of June 29, 2013.

DIVIDENDS AND SHARE REPURCHASES
During the three and six months ended June 29, 2013, the Company declared a quarterly cash dividend of $0.25 and $0.50 per common share, respectively, for a total of $71 million and $142 million, respectively. During the three and six months ended June 30, 2012, the Company declared a quarterly cash dividend of $0.23 and $0.46 per common share, respectively, for a total of $72 million and $144 million, respectively.

Dividend Authorization Date	Shareholders’ Record Date	Dividend Payable Date	Cash Dividends Declared Per Share

February 23, 2013	March 29, 2013	April 30, 2013	$0.25
May 1, 2013	June 28, 2013	July 31, 2013	0.25
Dividends declared per share during the six months ended June 29, 2013			$0.50
On July 30, 2013, our Board of Directors authorized a quarterly cash dividend of $0.25 per share payable on October 31, 2013 to shareholders of record as of September 30, 2013. We expect to continue to pay quarterly cash dividends in the foreseeable future, subject to declaration by the Board of Directors.
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
As of June 29, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2013.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. The process of obtaining marketing approval or clearance from the FDA and comparable foreign bodies for new products, or for enhancements or modifications to existing products, could:

—	take a significant amount of time,
—	require the expenditure of substantial resources,
—	involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance,
—	involve modifications, repairs or replacements of our products, and
—	result in limitations on the indicated uses of our products.

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

We are currently the subject of product liability litigation proceedings and other proceedings the outcome of which, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate monetary amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The final resolution of these types of litigation matters may take a number of years and we cannot reasonably estimate the time frame in which any potential settlements or judgments would be paid out or the amounts of any such settlements or judgments. In addition, the cost to defend any future product liability claims may be significant. Product liability claims, securities and commercial litigation and other current or future litigation, including any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered under our previously-issued product liability insurance policies and existing litigation reserves, could have a material adverse effect on our results of operations, financial position and cash flows.

Our self-insurance program may not be adequate to cover future losses.

Consistent with the predominant practice in our industry, we do not currently maintain or intend to maintain any insurance policies with respect to product liability in the future. We will continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage in the future. We believe that our self-insurance program, which is based on historical loss trends, will be adequate to cover future losses, although we can provide no assurances that this will remain true, as historical trends may not be indicative of future losses. These losses could have a material adverse impact on our results of operations, financial condition and cash flows.

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

As part of our strategy to develop and identify new products and technologies, we have made several acquisitions in recent years and may make additional acquisitions in the future. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of management's time that cannot then be dedicated to other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so. If our acquisitions are not successful, we may record unexpected impairment charges. Factors that will affect the success of our acquisitions include:

—	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;
—	adverse developments arising out of investigations by governmental entities of the business practices of acquired companies;
—	any decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies' product lines and sales and marketing practices, including price increases;
—	our ability to retain key employees; and
—
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

In addition to foreign currency exchange rate fluctuations, there are a number of additional risks associated with our international operations, including those related to:

—	the imposition of or increase in import or export duties, surtaxes, tariffs or customs duties;
—	the imposition of import or export quotas or other trade restrictions;
—	foreign tax laws and potential increased costs associated with overlapping tax structures;
—	compliance with various U.S. and foreign laws, including the Foreign Corrupt Practices Act, the UK Anti-Bribery Act and import/export laws;
—	longer accounts receivable cycles in certain foreign countries, whether due to cultural, economic or other factors;
—	changes in medical reimbursement programs and regulatory requirements in international markets in which we operate; and
—
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

In March 2010, we received a Civil Investigative Demand (CID) from the DOJ. The CID requests documents and sets forth interrogatories related to communications by and within our Company on various indications for tachycardia implantable cardioverter defibrillator systems (ICDs) and a National Coverage Decision issued by Centers for Medicare and Medicaid Services. Similar requests were made of our major competitors. In September 2012, the OIG issued a subpoena requiring us to produce certain documents related to payments made by our Company to healthcare professionals practicing in California, Florida, and Arizona, as well as policies and procedures related to payments made by our Company to non-employee healthcare professionals.

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

The occurrence of one or more natural disasters, such as hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes and tsunamis, severe changes in climate and geo-political events, such as acts of war, civil unrest or terrorist attacks, in a country in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. For example, we have significant facilities located in Sylmar and Sunnyvale, California, Puerto Rico and Costa Rica. Earthquake insurance is currently difficult to obtain, extremely costly and restrictive with respect to scope of coverage. Our earthquake insurance for our California facilities provides $10 million of insurance coverage in the aggregate, with a deductible equal to 5% of the total value of the facility and contents involved in the claim. Consequently, despite this insurance coverage, we could incur uninsured losses and liabilities arising from an earthquake near one or both of our California facilities as a result of various factors, including the severity and location of the earthquake, the extent of any damage to our facilities, the impact of an earthquake on our California workforce and on the infrastructure of the surrounding communities and the extent of damage to our inventory and work in process. While we believe that our exposure to significant losses from an earthquake could be partially mitigated by our ability to manufacture some of our products at our other manufacturing facilities, the losses could have a material adverse effect on our business for an indeterminate period of time before this manufacturing transition is complete and operates without significant problems. Furthermore, our manufacturing facilities in Puerto Rico may suffer damage as a result of hurricanes which are frequent in the Caribbean and which could result in lost production and additional expenses to us to the extent any such damage is not fully covered by our hurricane and business interruption insurance. Even with insurance coverage, natural disasters or other catastrophic events, including acts of war, could cause us to suffer substantial losses in our operational capacity and could also lead to a loss of opportunity and to a potential adverse impact on our relationships with our existing customers resulting from our inability to produce products for them, for which we would not be compensated by existing insurance. This in turn could have a material adverse effect on our financial condition and results of operations.

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

The Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act were enacted into law in March 2010. As a U.S. headquartered company with significant sales in the United States, this health care reform law will materially impact us as well as the U.S. economy. Certain provisions of the law will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the law. Beginning in 2013, the law levies a 2.3% excise tax on the majority of our U.S. medical device saleswhich has materially impacted our cash flows and results of operations. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value‐based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

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

Item 6.	EXHIBITS

Exhibit
No.	Description

4.1
Fourth Supplemental Indenture, dated as of April 2, 2013, between St. Jude Medical, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to St. Jude Medical's Current Report on Form 8-K filed on April 2, 2013.

10.1	Amendment, dated as of May 1, 2013, to the St. Jude Medical, Inc. 2006 Stock Incentive Plan.

10.2	St. Jude Medical, Inc. 2007 Employee Stock Purchase Plan, as amended effective August 1, 2013.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form 483 released by the Food and Drug Administration on November 20, 2012. *

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended June 29, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

* Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

August 7, 2013	/s/ DONALD J. ZURBAY
DATE	DONALD J. ZURBAY
Vice President, Finance
and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

4.1
Fourth Supplemental Indenture, dated as of April 2, 2013, between St. Jude Medical, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to St. Jude Medical's Current Report on Form 8-K filed on April 2, 2013.

10.1	Amendment, dated as of May 1, 2013, to the St. Jude Medical, Inc. 2006 Stock Incentive Plan. #

10.2	St. Jude Medical, Inc. 2007 Employee Stock Purchase Plan, as amended effective August 1, 2013. #

12	Computation of Ratio of Earnings to Fixed Charges. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

99.1	Form 483 released by the Food and Drug Administration on November 20, 2012. # *

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended June 29, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

# Filed as an exhibit to this Quarterly Report on Form 10-Q.
* Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.