Form 10-Q
period 2013-09-28
ST JUDE MEDICAL INC
filed 2013-11-06
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2013 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.
Commission File Number: 1-12441
ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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

The number of shares of common stock, par value $.10 per share, outstanding on November 1, 2013 was 291,813,213.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$1,338	$1,326	$4,079	$4,131
Cost of sales:
Cost of sales before special charges	383	348	1,123	1,073
Special charges	2	7	21	46
Total cost of sales	385	355	1,144	1,119
Gross profit	953	971	2,935	3,012
Selling, general and administrative expense	452	456	1,409	1,440
Research and development expense	172	170	505	518
Special charges	16	110	118	179
Operating profit	313	235	903	875
Other expense, net	17	19	248	67
Earnings before noncontrolling interest and income taxes	296	216	655	808
Income tax expense	44	40	74	176
Net earnings before noncontrolling interest	252	176	581	632
Net loss attributable to noncontrolling interest	(10)	—	(19)	—
Net earnings attributable to St. Jude Medical, Inc.	$262	$176	$600	$632

Net earnings per share attributable to St. Jude Medical, Inc.:
Basic	$0.91	$0.56	$2.10	$2.01
Diluted	$0.90	$0.56	$2.08	$2.00
Cash dividends declared per share:	$0.25	$0.23	$0.75	$0.69
Weighted average shares outstanding:
Basic	287.5	314.7	285.6	314.8
Diluted	292.0	316.3	288.7	316.4
See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net earnings before noncontrolling interest	$252	$176	$581	$632
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale securities	—	4	1	10
Unrealized gain on derivative financial instruments	—	—	3	—
Reclassification of realized gain to net earnings on available-for-sale securities	(2)	(3)	(5)	(8)
Foreign currency translation adjustment	51	44	10	(2)
Other comprehensive income	49	45	9	—
Total comprehensive income before noncontrolling interest	301	221	590	632
Total comprehensive loss attributable to noncontrolling interest	(10)	—	(19)	—
Total comprehensive income attributable to St. Jude Medical, Inc.	$311	$221	$609	$632
See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share amounts)

	September 28, 2013
	(Unaudited)	December 29, 2012
ASSETS
Current Assets
Cash and cash equivalents	$1,245	$1,194
Accounts receivable, less allowance for doubtful accounts of $46 million and $47 million at September 28, 2013 and December 29, 2012, respectively	1,399	1,349
Inventories	687	610
Deferred income taxes, net	211	220
Other current assets	203	178
Total current assets	3,745	3,551
Property, plant and equipment, at cost	2,776	2,629
Less accumulated depreciation	(1,349)	(1,204)
Net property, plant and equipment	1,427	1,425
Goodwill	3,383	2,961
Intangible assets, net	898	804
Other assets	512	530
TOTAL ASSETS	$9,965	$9,271
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$66	$530
Accounts payable	182	254
Dividends payable	72	68
Income taxes payable	—	142
Employee compensation and related benefits	285	299
Other current liabilities	437	482
Total current liabilities	1,042	1,775
Long-term debt	3,403	2,550
Deferred income taxes, net	357	323
Other liabilities	717	529
Total liabilities	5,519	5,177
Commitments and Contingencies (Note 6)	—	—
Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 288,968,747 and 295,648,327 shares issued and outstanding at September 28, 2013 and December 29, 2012, respectively)	29	30
Additional paid-in capital	292	—
Retained earnings	3,885	4,018
Accumulated other comprehensive income	55	46
Total shareholders' equity before noncontrolling interest	4,261	4,094
Noncontrolling interest	185	—
Total shareholders’ equity	4,446	4,094
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,965	$9,271
See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Nine Months Ended	September 28, 2013	September 29, 2012
OPERATING ACTIVITIES
Net earnings before noncontrolling interest	$581	$632
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	220	212
Amortization of debt premium, net	(4)	(8)
Stock-based compensation	50	54
Gain on sale of investment	(9)	(14)
Loss on retirement of long-term debt	161	—
Deferred income taxes	(1)	(34)
Other, net	37	73
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(70)	13
Inventories	(77)	(26)
Other current assets	31	29
Accounts payable and accrued expenses	(94)	(16)
Income taxes payable	(154)	24
Net cash provided by operating activities	671	939
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(171)	(188)
Business acquisition payments, net of cash acquired	(171)	—
Proceeds from sale of investments	10	19
Other investing activities, net	(15)	(28)
Net cash used in investing activities	(347)	(197)
FINANCING ACTIVITIES
Exercise of stock options and stock issued, including excess tax benefits	275	107
Common stock repurchased, including related costs	(609)	(300)
Dividends paid	(210)	(212)
Issuances (payments) of commercial paper borrowings, net	(8)	(272)
Borrowings under debt facilities	2,092	—
Payments under debt facilities	(1,659)	—
Other financing activities, net	(151)	—
Net cash used in financing activities	(270)	(677)
Effect of currency exchange rate changes on cash and cash equivalents	(3)	—
Net increase in cash and cash equivalents	51	65
Cash and cash equivalents at beginning of period	1,194	986
Cash and cash equivalents at end of period	$1,245	$1,051

Noncash investing activities:
Noncontrolling interest	$204	$—
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
The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities for which St. Jude Medical has a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. For variable interest entities (VIEs), the Company assesses the terms of its interest in the entity to determine if St. Jude Medical is the primary beneficiary. Variable interests are ownership, contractual or other interests in an entity that change with increases or decreases in the fair value of the VIE's net assets exclusive of variable interests. The entity that consolidates the VIE is considered the primary beneficiary, and is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE's economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. In the first quarter of 2013, the Company determined that CardioMEMS, Inc. (CardioMEMS) was a VIE for which the Company is the primary beneficiary and began consolidating their results effective February 27, 2013. Additionally, during the second quarter of 2013, the Company entered into a $40 million equity investment, contingent acquisition agreement and exclusive distribution agreement with Spinal Modulation, Inc. (Spinal Modulation) and determined it also was a VIE for which the Company is the primary beneficiary. The Company began consolidating Spinal Modulation's results effective June 7, 2013 (see Note 2).
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

NOTE 2 – BUSINESS COMBINATIONS
Endosense S.A.: On August 19, 2013, the Company acquired all the outstanding shares of Endosense S.A. (Endosense) for the equivalent of $171 million (160 million Swiss Francs) in net cash consideration using available cash from outside the U.S. Endosense is based in Geneva, Switzerland and develops, manufactures and markets the TactiCath® irrigated ablation catheter to provide physicians a real-time, objective measure of the force to apply to the heart wall during a catheter ablation procedure. The Endosense force-sensing technology is CE Mark approved for atrial fibrillation and supra ventricular tachycarida ablation. Under the terms of the agreement, the transaction also provides for an additional cash payment of up to 150 million Swiss Francs (approximately $165 million at September 28, 2013), contingent upon both the achievement and timing of U.S. Food and Drug Administration (FDA) approval.

Consistent with the provisions of Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC Topic 805), the Company accrued the contingent payment after determining its fair value of $132 million in arriving at $303 million of total consideration, net of cash acquired. The contingent consideration accrual will be remeasured to fair value at each reporting period with changes in fair value reflected in the statement of earnings.

The preliminary allocation of the Endosense purchase price to the estimated fair values of net assets acquired was as follows (in millions):

August 19, 2013
Assets acquired:
Current assets	$2
Goodwill	258
Acquired in-process research and development (IPR&D)	33
Other intangible assets	20
Other long-term assets	1
Total assets acquired	314

Liabilities assumed:
Current liabilities	11
Net assets acquired	303

Cash paid	180
Cash acquired	(9)
Net cash consideration	171
Contingent consideration	132
Total purchase consideration	$303

The goodwill recorded as a result of the Endosense acquisition is not deductible for income tax purposes and was entirely allocated to the CATD reportable segment. The goodwill represents the strategic benefits of growing the Company's atrial fibrillation product portfolio and the expected revenue growth from increased market penetration from future products and customers. The Company now has the potential to integrate the force-sensing technology to offer a MediGuide™-enabled force-sensing ablation catheter and incorporate force sensing data into its EnSite Velocity™ Mapping System. In connection with the acquisition of Endosense, the Company recognized $20 million of developed technology intangible assets that have an estimated useful life of 7 years and $33 million of acquired in-process research and development (IPR&D) that was capitalized as an indefinite-lived intangible asset. Upon completion of the related development projects (when U.S. regulatory approval to market the product is obtained), the IPR&D will be amortized over its estimated useful life.

The results of Endosense since the date of acquisition and pro forma disclosures of the consolidated results of the Company with the full year effects of Endosense have not been separately presented since the impact to the Company's results of operations was not material.

Spinal Modulation, Inc.: On June 7, 2013, the Company made an equity investment of $40 million in Spinal Modulation, a privately-held company that is focused on the development of an intraspinal neuromodulation therapy that delivers spinal cord stimulation targeting the dorsal root ganglion to manage chronic pain. The investment agreement resulted in a 19% voting equity interest and provided the Company with the exclusive right, but not the obligation, to acquire Spinal Modulation for payments of up to $300 million during the period that extends through the completion of certain regulatory milestones. If the Company acquires Spinal Modulation, the contingent acquisition agreement also provides for additional consideration payments contingent upon the achievement of certain revenue-based milestones. In the event the Company acquires the noncontrolling interest of Spinal Modulation, the contingent payments would be recognized at the then-current fair value as an equity transaction. Additionally, in connection with the investment and contingent acquisition agreement, the Company also entered into an exclusive international distribution agreement, and obtained significant decision-making rights over Spinal Modulation's operations and economic performance. The Company also committed to providing additional debt financing to Spinal Modulation up to $15 million. Accordingly, effective June 7, 2013, the Company determined that Spinal Modulation was a VIE for which St. Jude Medical is the primary beneficiary. Therefore, as of June 7, 2013, the financial condition and results of operations of Spinal Modulation were included in St. Jude Medical's consolidated financial statements. The Company has a 19% voting equity interest in Spinal Modulation and allocates the losses attributable to Spinal Modulation's noncontrolling shareholders to noncontrolling interest in St. Jude Medical's statements of earnings and consolidated balance sheets. The results of Spinal Modulation since the date of its initial consolidation and pro forma disclosures of the consolidated results of the Company with the full year effects of Spinal Modulation have not been separately presented since the impact to the Company's results of operations was not material.

The initial consolidation of a VIE that is determined to be a business is accounted for as a business combination. The following table summarizes the estimated fair values of Spinal Modulation’s assets and liabilities included in St. Jude Medical's consolidated balance sheets as of the June 7, 2013 consolidation date, and as of September 28, 2013 after elimination of all intercompany balances and transactions (in millions):

	June 7, 2013	September 28, 2013
Cash and cash equivalents	$41	$31
Other current assets	9	6
Goodwill	82	82
Acquired in-process research and development (IPR&D)	45	45
Other intangible assets	7	7
Other long-term assets	1	1
Total assets	185	172

Current liabilities	6	5
Deferred income taxes, net	19	19
Total liabilities	25	24

Non-controlling interest	$120	$111

The initial allocation of Spinal Modulation’s assets and liabilities included in the Company’s consolidated balance sheet was based upon preliminary valuations, and the estimated fair values of assets and liabilities were subject to change as the valuations were finalized within the initial measurement period. In the three-month period ended September 28, 2013, the Company finalized the valuations and allocation of the estimated fair values of Spinal Modulation’s assets and liabilities and recorded a $35 million decrease to goodwill, a $5 million decrease to acquired IPR&D, a $3 million decrease to purchased technology intangible assets, a $3 million decrease to liabilities and a $40 million reduction to noncontrolling interest. These changes have been reflected retrospectively in the June 7, 2013 balances presented in the previous table.

The cash and cash equivalents balance of Spinal Modulation at June 7, 2013 includes $40 million of the Company’s equity investment proceeds. Assets recorded as a result of consolidating Spinal Modulation into the Company's consolidated balance sheet do not represent additional assets that could be used to satisfy claims against the Company's general assets. The creditors of Spinal Modulation do not have any recourse to the general credit of St. Jude Medical.

The goodwill recognized in connection with the Spinal Modulation transaction was not deductible for income tax purposes and was allocated entirely to the Company's IESD segment. The goodwill represents the strategic benefits of growing the Company's neuromodulation chronic pain portfolio as well as the expected revenue growth from increased market penetration. The Company recognized $45 million of indefinite-lived IPR&D intangible assets. Upon completion of the related development project (generally when regulatory approval to market the product is obtained), the IPR&D will be amortized over its estimated useful life. The Company also recognized $7 million of purchased technology intangible assets with an estimated useful life of 12 years.

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

In the first quarter of 2013, the Company obtained significant decision-making rights over CardioMEMS' operations and provided debt financing of $28 million to CardioMEMS which was collateralized by substantially all the assets of CardioMEMS including its intellectual property. In July 2013, the Company provided $9 million of additional debt financing to CardioMEMS. In accordance with ASC Topic 810, Consolidations (ASC Topic 810), the Company reconsidered and determined that effective February 27, 2013 CardioMEMS was a VIE for which St. Jude Medical is the primary beneficiary. As a result, as of February 27, 2013, the financial condition and results of operations of CardioMEMS were included in St. Jude Medical's consolidated financial statements. The Company recognized a $29 million charge to other expense (see Note 10) to adjust the carrying value of the pre-existing equity investment and fixed price purchase option to fair value. The Company continues to hold a 19% voting equity interest in CardioMEMS and allocates the losses attributable to CardioMEMS' noncontrolling shareholders to noncontrolling interest in St. Jude Medical's consolidated statements of earnings and consolidated balance sheets. The results of CardioMEMS since the date of acquisition and pro forma disclosures of the consolidated results of the Company with the full year effects of CardioMEMS have not been separately presented since the impact to the Company's results of operations was not material.

The initial consolidation of a VIE that is determined to be a business is accounted for as a business combination. The following table summarizes the estimated fair values of CardioMEMS’ assets and liabilities included in St. Jude Medical's consolidated balance sheets as of the February 27, 2013 consolidation date, and as of September 28, 2013 after elimination of all intercompany balances and transactions (in millions):

	February 27, 2013	September 28, 2013
Cash and cash equivalents	$33	$21
Other current assets	2	4
Goodwill	83	83
Acquired in-process research and development (IPR&D)	63	63
Other long-term assets	2	2
Total assets	183	173

Current liabilities	13	6
Deferred income taxes, net	23	23
Other liabilities	5	4
Total liabilities	41	33

Non-controlling interest	$84	$74
The initial allocation of CardioMEMS’ assets and liabilities included in the Company’s consolidated balance sheet was based upon preliminary valuations, and the estimated fair values of assets and liabilities were subject to change as the valuations were finalized within the initial measurement period. In the three-month period ended September 28, 2013, the Company finalized the valuations and allocation of the estimated fair values of CardioMEMS’ assets and liabilities and recorded a $1 million decrease to goodwill, a $6 million decrease to acquired IPR&D, a $2 million decrease to liabilities and a $5 million reduction to noncontrolling interest. These changes have been reflected retrospectively in the February 27, 2013 balances presented in the previous table.

The cash and cash equivalents balance of CardioMEMS at February 27, 2013 includes $28 million of the Company’s debt financing proceeds. Assets recorded as a result of consolidating CardioMEMS into the Company's consolidated balance sheet do not represent additional assets that could be used to satisfy claims against the Company's general assets. The other creditors of CardioMEMS do not have any recourse to the general credit of St. Jude Medical.

The goodwill recognized in connection with the CardioMEMS transaction was not deductible for income tax purposes and was allocated entirely to the Company's IESD segment. The goodwill represents the strategic benefits of growing the Company's cardiac rhythm management and heart failure therapy product portfolio as well as the expected revenue growth from increased market penetration. The Company recognized $63 million of indefinite-lived IPR&D intangible assets. Upon completion of the related development projects (generally when regulatory approval to market the product is obtained), the IPR&D will be amortized over its estimated useful life.

Nanostim, Inc.: As of September 28, 2013, the Company held an investment in Nanostim, Inc. (Nanostim), which provided the Company with an 18% voting equity interest. Nanostim is a development stage company, based in Sunnyvale, California that has developed a miniaturized and the first leadless cardiac pacemaker system, which received CE mark approval in August 2013. The Nanostim™ leadless pacemaker also received FDA conditional approval for its Investigation Device Exemption application and pivotal clinical trial protocol to begin evaluating the technology in the U.S. The terms of the Company’s original investment agreement with Nanostim included an exclusive fixed price purchase option to acquire the remaining 82% interest in Nanostim. The Company previously concluded that Nanostim was a VIE, but that St. Jude Medical was not the primary beneficiary of Nanostim as it did not retain power to direct the activities of Nanostim that most significantly impacted its economic performance. The Company has reflected its investment in Nanostim as a cost method investment in other assets.

On October 11, 2013, the Company exercised it exclusive purchase option and acquired all the outstanding shares of Nanostim for $118 million in net cash consideration. The Company's 18% voting equity interest in Nanostim will be remeasured to fair value as part of the Company's acquisition accounting. Under the terms of the agreement, the transaction also provides for additional cash payments of up to $65 million, contingent upon the achievement and timing of certain revenue-based milestones. As of the date of these financial statements, the Company had not fully completed its valuation of the net assets acquired from Nanostim and is unable to reasonably disclose the effects this business combination will have on the Company’s consolidated balance sheet. A preliminary valuation of the Company’s pre-existing equity interest and an allocation of the total purchase consideration to the estimated fair values of net assets acquired is expected to be completed in the fourth quarter of 2013.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 14) for the nine months ended September 28, 2013 were as follows (in millions):

	IESD	CATD	Total
Balance at December 29, 2012	$1,229	$1,732	$2,961
Endosense S.A.	—	258	258
Spinal Modulation, Inc.	82	—	82
CardioMEMS, Inc.	83	—	83
Foreign currency translation and other	(12)	11	(1)
Balance at September 28, 2013	$1,382	$2,001	$3,383

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in millions):

	September 28, 2013		December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Purchased technology and patents	$954	$374	$947	$336
Customer lists and relationships	22	16	57	36
Trademarks and tradenames	22	11	22	10
Licenses, distribution agreements and other	4	2	6	4
	$1,002	$403	$1,032	$386
Indefinite-lived intangible assets:
Acquired IPR&D	$250		$109
Trademarks and tradenames	49		49
	$299		$158

During the second quarter of 2013, the Company recognized a $13 million impairment charge primarily associated with customer relationship intangible assets (see Note 7). The gross carrying amounts and related accumulated amortization amounts for these impairment charges were written off accordingly.

NOTE 4 – INVENTORIES
The Company’s inventories consisted of the following (in millions):

	September 28, 2013	December 29, 2012
Finished goods	$475	$416
Work in process	59	50
Raw materials	153	144
	$687	$610

NOTE 5 – DEBT
The Company’s debt consisted of the following (in millions):

	September 28, 2013	December 29, 2012
2.20% senior notes due 2013 (retired September 2013)	$—	$454
3.75% senior notes due 2014 (redeemed May 2013)	—	699
2.50% senior notes due 2016	513	518
4.875% senior notes due 2019 (redeemed May 2013)	—	496
3.25% senior notes due 2023	896	—
4.75% senior notes due 2043	696	—
Term loan due 2015	500	—
1.58% Yen-denominated senior notes due 2017	83	95
2.04% Yen-denominated senior notes due 2020	130	149
Yen-denominated credit facilities	66	76
Commercial paper borrowings	585	593
Total debt	3,469	3,080
Less: current debt obligations	66	530
Long-term debt	$3,403	$2,550
Expected future minimum principal payments under the Company’s debt obligations as of September 28, 2013 are as follows: $66 million in 2014; $500 million in 2015; $500 million in 2016; $83 million in 2017; and $2,315 million in years thereafter.

Senior Notes Due 2013: In March 2010, the Company issued $450 million principal amount of 3-year, 2.20% unsecured senior notes (2013 Senior Notes) that matured on September 15, 2013, which the Company paid in full utilizing commercial paper borrowings and cash generated from operations.
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

In May 2013, the Company used the majority of the proceeds from the issuance of its 2023 Senior Notes and 2043 Senior Notes to redeem both $700 million principal amount of 5-year, 3.75% unsecured senior notes originally due in 2014 (2014 Senior Notes) and $500 million principal amount of 10-year, 4.875% unsecured senior notes originally due in 2019 (2019 Senior Notes). In connection with the redemption of these senior notes, the Company recognized an aggregate $161 million charge in the second quarter of 2013 primarily associated with required make-whole redemption payments to noteholders from the senior notes being retired prior to their scheduled maturity.
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
1.58% Yen-Denominated Senior Notes Due 2017: In April 2010, the Company issued 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $83 million at September 28, 2013 and $95 million at December 29, 2012). The principal amount of the 1.58% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2017.
2.04% Yen-Denominated Senior Notes Due 2020: In April 2010, the Company issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $130 million at September 28, 2013 and $149 million at December 29, 2012). The principal amount of the 2.04% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2020.
Yen–Denominated Credit Facilities: In March 2011, the Company borrowed 6.5 billion Japanese Yen (the equivalent of $66 million at September 28, 2013 and $76 million at December 29, 2012) under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at Yen LIBOR plus 0.25% and mature in March 2014 and the other half of the borrowings bear interest at Yen LIBOR plus 0.275% and mature in June 2014. The maturity dates of each credit facility automatically extend for a one-year period, unless the Company elects to terminate the credit facility.

Other Available Borrowings: In May 2013, the Company entered into a $1.5 billion unsecured committed credit facility (Credit Facility) that it may draw on for general corporate purposes and to support its commercial paper program. The Credit Facility expires in May 2018. Borrowings under the Credit Facility bear interest initially at LIBOR plus 0.8%, subject to adjustment in the event of a change in the Company’s credit ratings. The Credit Facility replaces the Company's previous $1.5 billion credit facility that was scheduled to expire in February 2015. As of September 28, 2013 and December 29, 2012, the Company had no outstanding borrowings under either credit facility.
The Company’s commercial paper program provides for the issuance of unsecured commercial paper with maturities up to 270 days. As of September 28, 2013 and December 29, 2012, the Company's commercial paper borrowings were $585 million and $593 million, respectively. During the first nine months of 2013, the Company’s weighted average effective interest rate on its commercial paper borrowings was approximately 0.24%. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. The Company classifies all of its commercial paper borrowings as long-term debt, as the Company has the ability and intent to repay any short-term maturity with available cash from its existing long-term, committed Credit Facility.
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

As of November 1, 2013, the Company is aware of 35 lawsuits from plaintiffs alleging injuries caused by, and asserting product liability claims concerning, Riata® and Riata® ST Silicone Defibrillation Leads. Most of the lawsuits have been brought by a single plaintiff, but some of them name multiple individuals as plaintiffs. The action in Washington is the only case that seeks a class action. Outside of this class action, five separate multi-plaintiff lawsuits have been initiated against the Company that involve more than one unrelated plaintiff: a multi-plaintiff lawsuit joining 29 unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on April 4, 2013; a multi-plaintiff lawsuit joining two unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on April 4, 2013; a multi-plaintiff lawsuit joining two claimants was filed in the United States District Court for the Central District of California on April 4, 2013; a multi-plaintiff lawsuit joining three unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on April 29, 2013; and a multi-plaintiff lawsuit joining 21 unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on July 15, 2013. Of the 35 lawsuits, fourteen cases are pending in federal courts, including three in the U.S. District Court for the District of Minnesota, five in the U.S. District Court for the Central District of California, one in the U.S. District Court for the District of South Carolina, one in the U.S. District Court for the Northern District of Georgia, one in the U.S. District Court for the Northern District of New York, one in the U.S. District Court for the Western District of New York, one in the U.S. District Court for the Middle District of Tennessee and one discussed above pending in the U.S. District Court for the Western District of Washington. The remaining 21 lawsuits are pending in state courts across the country, including seven in Minnesota, ten in California, one in Indiana, two in Kentucky and one in Florida.

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

Silzone® Litigation and Insurance Receivables: The Company has been sued in various jurisdictions beginning in March 2000 by some patients who received a heart valve product with Silzone® coating, which the Company stopped selling in January 2000. The Company's outstanding Silzone cases consist of one class action in Ontario that has been appealed by the plaintiffs and one individual case in Ontario. In June 2012, the Ontario Court ruled in the Company's favor on all nine common class issues in a class action involving Silzone patients, and the case was dismissed. In September 2012, counsel for the class filed an appeal with the Court of Appeal for the Province of Ontario and filed their initial appellate brief in February 2013. The Company filed its responsive brief in August 2013. The oral argument concerning the appeal was expected to be heard in November 2013 but that hearing date has recently been adjourned and no new hearing date has been scheduled. The individual case in Ontario requests damages in excess of $1 million (claiming unspecified special damages, health care costs and interest). Based on the Company’s historical experience, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed. To the extent that the Company’s future Silzone costs (inclusive of settlements, judgments, legal fees and other related defense costs) exceed its remaining historical insurance coverage of approximately $10 million, the Company would be responsible for such costs.
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
After Volcano acquired Axsun in December 2008, LightLab Imaging sued Axsun and Volcano in Massachusetts, asserting a number of claims arising out of Volcano's acquisition of Axsun. In January 2011, the Court ruled that Axsun's and Volcano's conduct constituted knowing and willful violations of a statute which prohibits unfair or deceptive acts or practices or acts of unfair competition, entitling LightLab Imaging to double damages, and furthermore, that LightLab Imaging was entitled to recover attorneys' fees. In February 2011, Volcano and Axsun were ordered to pay the Company for reimbursement of attorneys' fees and double damages, which Volcano paid to the Company in July 2011. The Court also issued certain injunctions and declaratory relief against Volcano. The Company has also appealed certain rulings relating to the trial court's exclusion of certain expert testimony and its refusal to enter permanent injunctions. In January 2013, the Supreme Judicial Court for Massachusetts granted the Company's request to bypass the intermediary appellate court and has accepted the matter for its direct review. Oral argument has been scheduled for December 2, 2013, and the appeal is expected to be finalized in 2014.
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
Volcano Corporation & St. Jude Medical Patent Litigation: In July 2010, the Company filed a lawsuit in federal district court in Delaware against Volcano for patent infringement. In the suit, the Company asserted certain patents against Volcano and seeks injunctive relief and monetary damages. The infringed patents are part of the St. Jude Medical PressureWire® technology platform, which was acquired as part of St. Jude Medical's purchase of Radi Medical Systems in December 2008. On October 19, 2012 a jury ruled in favor of Volcano finding that certain Volcano patents did not infringe the Company's patents and that certain St. Jude Medical patents were invalid. The Company has filed a motion for judgment as a matter of law and for a new trial. If necessary, the Company will appeal to the appellate court and raise challenges to various issues related to the trial that resulted in the October 19, 2012 jury decision. Volcano also filed counterclaims against the Company in this case, alleging certain St. Jude Medical patent claims are unenforceable and that certain St. Jude Medical products infringe certain Volcano patents. On October 25, 2012, a jury ruled that the Company did not infringe certain Volcano patents and entered judgment on both October jury verdicts in January 2013. The parties are moving forward with other post-trial proceedings.
On April 16, 2013, Volcano filed a lawsuit in federal district court in Delaware against the Company alleging that the Company is infringing two U.S. patents owned by Volcano which were issued that same day. The allegations relate to the Company's PressureWire® technology (Fractional Flow Reserve) FFR Platforms, including ILUMIENTM PCI Optimization System and QuantienTM Integrated FFR platforms. In its complaint, Volcano seeks both injunctive relief and monetary damages. A hearing on claims construction has been scheduled for November 2013. The Company plans to vigorously defend against the claims asserted. The Company has not recorded an expense related to any potential damages in connection with this litigation matter because any potential loss is not probable or reasonably estimable. Other than disclosed above, the Company cannot reasonably estimate a loss or range of loss, if any, that may result from these litigation matters.
Securities and Other Shareholder Litigation
March 2010 Securities Class Action Litigation: In March 2010, a securities lawsuit seeking class action status was filed in federal district court in Minnesota against the Company and certain officers (collectively, the defendants) on behalf of purchasers of St. Jude Medical common stock between April 22, 2009 and October 6, 2009. The lawsuit relates to the Company's earnings announcements for the first, second and third quarters of 2009, as well as a preliminary earnings release dated October 6, 2009. The complaint, which seeks unspecified damages and other relief as well as attorneys' fees, alleges that the defendants failed to disclose that it was experiencing a slowdown in demand for its products and was not receiving anticipated orders for cardiac rhythm management devices. Class members allege that the defendant's failure to disclose the above information resulted in the class purchasing St. Jude Medical stock at an artificially inflated price. In December 2011, the Court issued a decision denying a motion to dismiss filed by the defendants in October 2010. In October 2012, the Court granted plaintiffs' motion to certify the case as a class action and the discovery phase of the case closed in September 2013. On October 15, 2013, the defendants filed a motion for summary judgment and a hearing is scheduled for January 2014 and a ruling is expected later in 2014. Subject to the outcome of this hearing, the trial of this class action matter is presently scheduled for July 2014. The defendants intend to continue to vigorously defend against the claims asserted in this lawsuit.
December 2012 Securities Class Action Litigation: On December 7, 2012, a securities class action lawsuit was filed in federal district court in Minnesota against the Company and an officer (collectively, the defendants) for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the defendants between October 17, 2012 and November 20, 2012. The complaint, which seeks unspecified damages and other relief as well as attorneys' fees, challenges the Company’s disclosures concerning its high voltage cardiac rhythm lead products during the purported class period. On December 10, 2012, a second securities class action lawsuit was filed in federal district court in Minnesota against the Company and certain officers for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the Company between October 19, 2011 and November 20, 2012. The second complaint pursues similar claims and seeks unspecified damages and other relief as well as attorneys’ fees. In March 2013, the Court consolidated the two cases and appointed a lead counsel and lead plaintiff. In September 2013, the defendants filed a motion to dismiss the consolidated and amended complaint. Oral argument concerning this motion to dismiss is scheduled for early January 2014, and a ruling is expected later in 2014. The Company intends to vigorously defend against the claims asserted in this matter.

December 2012 Derivative Litigation: In December 2012, a shareholder derivative action was initiated in Minnesota state court in Ramsey County, on behalf of the Company, against members of St. Jude Medical’s Board of Directors as well as certain officers of the Company (collectively, the defendants). The plaintiffs in this action allege breach of fiduciary duty, waste of corporate assets and unjust enrichment. The claims center around and involve the Company’s high voltage cardiac rhythm lead products and related activities and events. No damages are sought against the Company. The defendants intend to vigorously defend against the claims asserted in this matter. In March 2013, the defendants filed a motion to dismiss the plaintiffs' complaint. No hearing on the motion has yet been scheduled.

The Company has not recorded an expense related to any potential damages in connection with these securities and other shareholder litigation matters because any potential loss is not probable or reasonably estimable. The Company cannot reasonably estimate a loss or range of loss, if any, that may result from these matters.
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
Regulatory Matters
In late September 2012, the FDA commenced an inspection of the Company's Sylmar, California facility, and, following such inspection, issued eleven observations on a Form 483, which the Company disclosed on a Form 8-K filed on October 24, 2012 along with an exhibit containing a redacted version of the Form 483. The FDA subsequently released its own redacted version of the 483 Letter on November 20, 2012. The redacted version of the Form 483 that was released by the FDA on November 20, 2012 and included in its website at that time is attached as Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2013. In early November 2012, the Company provided written responses to the FDA on the Form 483 detailing proposed corrective actions and immediately initiated efforts to address the FDA's inspectional observations. The Company subsequently received a warning letter dated January 10, 2013 from the FDA relating to these inspectional observations with respect to its Sylmar, California facility. The warning letter does not identify any specific concerns regarding the performance of, or indicate the need for any field or other action regarding, any particular St. Jude Medical product. In July 2013, the FDA inspected the Company's Sylmar, California facility for progress made remediating the warning letter and Form 483 observations. No additional observations on Form 483 were issued following the July inspection. The Sylmar, California facility will continue to manufacture cardiac rhythm management devices while the Company works with the FDA to address its concerns.

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
Changes in the Company’s product warranty liability during the three and nine months ended September 28, 2013 and September 29, 2012 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Balance at beginning of period	$37	$38	$38	$36
Warranty expense recognized	(2)	2	1	5
Warranty credits issued	—	(1)	(4)	(2)
Balance at end of period	$35	$39	$35	$39

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
During the third quarter of 2013, the Company recognized $13 million of special charges related to the 2012 business realignment plan. Of the $13 million recognized, $7 million related to other restructuring costs primarily associated with distributor terminations and office consolidations, $4 million related to severance and other termination benefits after management determined that such costs were probable and estimable in accordance with ASC Topic 712 and $2 million related to inventory write-offs associated with discontinued CATD product lines.
A summary of the activity related to the 2012 business realignment plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at December 31, 2011	$—	$—	$—	$—	$—
Cost of sales special charges	5	17	—	2	24
Special charges	104	—	41	16	161
Non-cash charges used	—	(17)	(41)	(3)	(61)
Cash payments	(52)	—	—	(7)	(59)
Foreign exchange rate impact	1	—	—	—	1
Balance at December 29, 2012	58	—	—	8	66
Cost of sales special charges	—	18	—	—	18
Special charges	10	—	2	4	16
Non-cash charges used	—	(18)	(2)	—	(20)
Cash payments	(32)	—	—	(3)	(35)
Foreign exchange rate impact	(1)	—	—	—	(1)
Balance at March 30, 2013	35	—	—	9	44
Cost of sales special charges	—	1	—	—	1
Special charges	19	—	2	17	38
Non-cash charges used	—	(1)	(2)	(4)	(7)
Cash payments	(17)	—	—	(9)	(26)
Foreign exchange rate impact	1	—	—	—	1
Balance at June 29, 2013	38	—	—	13	51
Cost of sales special charges	—	2	—	—	2
Special charges	4	—	—	7	11
Non-cash charges used	—	(2)	—	—	(2)
Cash payments	(15)	—	—	(7)	(22)
Foreign exchange rate impact	—	—	—	—	—
Balance at September 28, 2013	$27	$—	$—	$13	$40
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

During the first quarter of 2013, the Company recognized $9 million of restructuring charges associated with the 2011 restructuring plan. Of the $9 million incurred, $2 million related to severance costs and other termination benefits and $7 million related to other restructuring costs, primarily associated with idle facility costs.

During the second quarter of 2013, the Company recognized $4 million of restructuring charges associated with the 2011 restructuring plan. Of the $4 million recognized, $1 million related to fixed asset write-offs as the Company finalizes the phase-out of operations in Sweden and $3 million related to other restructuring costs, primarily associated with idle facility costs.

During the third quarter of 2013, the Company recognized $6 million of restructuring charges associated with the 2011 restructuring plan. Of the $6 million recognized, $2 million related to severance costs and other termination benefits and $4 million related to other restructuring costs, primarily associated with idle facility costs.

A summary of the activity related to the 2011 restructuring plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at December 31, 2011	$54	$—	$—	$18	$72
Cost of sales special charges	11	13	—	20	44
Special charges	27	—	—	31	58
Non-cash charges used	—	(13)	—	(4)	(17)
Cash payments	(68)	—	—	(47)	(115)
Foreign exchange rate impact	1	—	—	(1)	—
Balance at December 29, 2012	25	—	—	17	42
Special charges	2	—	—	7	9
Cash payments	(13)	—	—	(6)	(19)
Balance March 30, 2013	14	—	—	18	32
Special charges	—	—	1	3	4
Non-cash charges used	—	—	(1)	—	(1)
Cash payments	(5)	—	—	(7)	(12)
Balance at June 29, 2013	9	—	—	14	23
Special charges	2	—	—	4	6
Cash payments	(1)	—	—	(5)	(6)
Balance at September 28, 2013	$10	$—	$—	$13	$23
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
During the first nine months of 2012, the Company recognized a $23 million impairment charge for certain developed technology intangible assets in its neuromodulation business as the Company's updated expectations for the future undiscounted cash flows did not exceed the carrying value of the related assets. Additionally, the Company determined that certain CATD intangible assets were considered impaired as their future expected undiscounted cash flows did not exceed the carrying value of the related assets. As a result, the Company recognized a $5 million impairment charge to write-down the intangible assets to their fair value. The Company also agreed to settle a dispute on licensed technology for its Angio-Seal™ vascular closure devices. In connection with this settlement, which resolved all disputed claims and included a fully-paid perpetual license, the Company recognized a $28 million settlement expense which it classified as a special charge and also recognized a $12 million licensed technology intangible asset to be amortized over the technology's remaining patent life.

NOTE 8 – NET EARNINGS PER SHARE
The table below sets forth the computation of basic and diluted net earnings per share attributable to St. Jude Medical, Inc. (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Numerator:
Net earnings attributable to St. Jude Medical, Inc.	$262	$176	$600	$632
Denominator:
Basic weighted average shares outstanding	287.5	314.7	285.6	314.8
Effect of dilutive securities:
Employee stock options	4.0	1.3	2.8	1.4
Restricted stock units	0.5	0.3	0.3	0.2
Diluted weighted average shares outstanding	292.0	316.3	288.7	316.4
Basic net earnings per share attributable to St. Jude Medical, Inc.	$0.91	$0.56	$2.10	$2.01
Diluted net earnings per share attributable to St. Jude Medical, Inc.	$0.90	$0.56	$2.08	$2.00
Approximately 2.2 million and 16.1 million shares of common stock subject to stock options and restricted stock units were excluded from the diluted net earnings per share computation for the three months ended September 28, 2013 and September 29, 2012, respectively, because they were not dilutive. Additionally, approximately 5.4 million and 16.7 million shares of common stock subject to stock options and restricted stock units were excluded from the diluted net earnings per share computation for the nine months ended September 28, 2013 and September 29, 2012, respectively, because they were not dilutive.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in each component of accumulated other comprehensive income, including other comprehensive income and reclassifications out of accumulated other comprehensive income in to net earnings for the three and nine months ended September 28, 2013 (in millions):

	Unrealized	Unrealized	Foreign	Accumulated
	gain (loss) on	gain (loss) on	Currency	Other
	available-for-sale	derivative	Translation	Comprehensive
For the three months ended September 28, 2013	securities	instruments	Adjustment	Income (Loss)
Accumulated other comprehensive income (loss), net of tax, at June 29, 2013	$18	$3	$(15)	$6
Other comprehensive income (loss) before reclassifications	—	—	51	51
Amounts reclassified to net earnings from accumulated other comprehensive income	(2)	—	—	(2)
Other comprehensive income (loss)	(2)	—	51	49
Accumulated other comprehensive income (loss), net of tax, at September 28, 2013	$16	$3	$36	$55

	Unrealized	Unrealized	Foreign	Accumulated
	gain (loss) on	gain (loss) on	Currency	Other
	available-for-sale	derivative	Translation	Comprehensive
For the nine months ended September 28, 2013	securities	instruments	Adjustment	Income (Loss)
Accumulated other comprehensive income (loss), net of tax, at December 29, 2012	$20	$—	$26	$46
Other comprehensive income (loss) before reclassifications	1	3	10	14
Amounts reclassified to net earnings from accumulated other comprehensive income	(5)	—	—	(5)
Other comprehensive income (loss)	(4)	3	10	9
Accumulated other comprehensive income (loss), net of tax, at September 28, 2013	$16	$3	$36	$55

The tables below present the changes in each component of accumulated other comprehensive income, including other comprehensive income and reclassifications out of accumulated other comprehensive income in to net earnings for the three and nine months ended September 29, 2012 (in millions):

	Unrealized	Foreign	Accumulated
	gain (loss) on	Currency	Other
	available-for-sale	Translation	Comprehensive
For the three months ended September 29, 2012	securities	Adjustment	Income (Loss)
Accumulated other comprehensive income (loss), net of tax, at June 30, 2012	$19	$(48)	$(29)
Other comprehensive income (loss) before reclassifications	4	44	48
Amounts reclassified to net earnings from accumulated other comprehensive income	(3)	—	(3)
Other comprehensive income (loss)	1	44	45
Accumulated other comprehensive income (loss), net of tax, at September 29, 2012	$20	$(4)	$16

	Unrealized	Foreign	Accumulated
	gain (loss) on	Currency	Other
	available-for-sale	Translation	Comprehensive
For the nine months ended September 29, 2012	securities	Adjustment	Income (Loss)
Accumulated other comprehensive income (loss), net of tax, at December 31, 2011	$18	$(2)	$16
Other comprehensive income (loss) before reclassifications	10	(2)	8
Amounts reclassified to net earnings from accumulated other comprehensive income	(8)	—	(8)
Other comprehensive income (loss)	2	(2)	—
Accumulated other comprehensive income (loss), net of tax, at September 29, 2012	$20	$(4)	$16

The table below provides details about reclassifications out of accumulated other comprehensive income and the line items impacted in the Company's Condensed Consolidated Statements of Earnings for the three and nine months ended September 28, 2013 and September 29, 2012 (in millions):

Details about accumulated	Amount reclassified from accumulated other comprehensive income
other comprehensive	Three Months Ended		Nine Months Ended
income components	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012	Statements of Earnings Classification
Unrealized gain (loss) on available-for-sale securities:
Gain on sale of available-for-sale securities	$4	$5	$9	$14	Other expense, net
	(2)	(2)	(4)	(6)	Income tax expense
	2	3	5	8	Net earnings before noncontrolling interest
	$2	$3	$5	$8	Net earnings attributable to St. Jude Medical, Inc.

NOTE 10 – OTHER EXPENSE, NET
The Company’s other expense, net consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Interest income	$(1)	$(1)	$(4)	$(3)
Interest expense	21	18	60	55
Other	(3)	2	192	15
Other expense, net	$17	$19	$248	$67
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

NOTE 11 – INCOME TAXES
As of September 28, 2013, the Company had $265 million accrued for unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. Additionally, the Company had $35 million accrued for interest and penalties as of September 28, 2013. At December 29, 2012, the liability for unrecognized tax benefits was $314 million and the accrual for interest and penalties was $69 million. The Company recognizes interest and penalties related to income tax matters in income tax expense.
The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all material U.S. federal, state, foreign and local income tax matters for all tax years through 2004. The U.S. Internal Revenue Service (IRS) is currently auditing the Company’s 2008 and 2009 tax returns and an audit report is expected to be issued in 2013. In 2012, the Company recognized $46 million of additional tax expense related to a settlement reserve for certain prior period tax positions related to the 2002 through 2009 tax years. During the third quarter of 2013, the Company recognized a $15 million tax settlement benefit due to the resolution of the IRS audits of the 2002 through 2007 tax years. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The fair value measurement standard applies to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). These financial assets and liabilities include money-market securities, trading marketable securities, available-for-sale marketable securities, derivative instruments and contingent consideration liabilities. The Company continues to record these items at fair value on a recurring basis and the fair value measurements are applied using ASC Topic 820. The Company does not have any material nonfinancial assets or liabilities that are measured at fair value on a recurring basis. A summary of the valuation methodologies used for the respective financial assets and liabilities measured at fair value on a recurring basis is as follows:
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
The following table summarizes the components of the balance of the Company’s available-for-sale securities at September 28, 2013 and December 29, 2012 (in millions):

	September 28, 2013	December 29, 2012
Adjusted cost	$7	$9
Gross unrealized gains	26	32
Fair value	$33	$41
Derivative Instruments: The Company’s derivative instruments consist of foreign currency exchange contracts. The Company classifies these instruments as level 2 as the fair value is determined using inputs other than observable quoted market prices. These inputs include spot and forward foreign currency exchange rates that the Company obtains from standard market data providers. The fair value of the Company’s outstanding foreign currency exchange contracts was not material at September 28, 2013 or December 29, 2012.
Contingent Consideration Liabilities: In connection with certain business combinations or purchases of intellectual property the Company may agree to provide potential future contingent consideration payments upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or achieving product development targets. Contingent consideration is recorded at the estimated fair value of the contingent milestone payments on the acquisition date. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within other expense, net in the Condensed Consolidated Statements of Earnings. The Company measures the liability on a recurring basis using Level 3 inputs including projected revenues, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a probability weighted discounted cash flow model. Projected revenues are based on the Company's most recent internal operating budgets and long-term strategic plans. Increases or decreases to any of the inputs may result in significantly higher or lower fair value measurements.

A summary of financial assets measured at fair value on a recurring basis at September 28, 2013 and December 29, 2012 is as follows (in millions):

	Balance Sheet Classification	September 28, 2013	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$848	$848	$—	$—
Available-for-sale securities	Other current assets	33	33	—	—
Trading securities	Other assets	254	254	—	—
Total assets		$1,135	$1,135	$—	$—

Liabilities
Contingent consideration	Other liabilities	$136	$—	$—	$136
Total liabilities		$136	$—	$—	$136

	Balance Sheet Classification	December 29, 2012	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$964	$964	$—	$—
Available-for-sale securities	Other current assets	41	41	—	—
Trading securities	Other assets	231	231	—	—
Total assets		$1,236	$1,236	$—	$—

The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs (in millions):

Contingent Consideration Liability	Fair Value as of September 28, 2013	Valuation Technique	Unobservable Input	Range

Endosense regulatory-based milestone	$136	Probability Weighted Discounted Cash Flow	Discount Rate	1.15%	-	1.71%
			Probability of Payment			90%
			Projected Year of Payment			2014

Additionally, the following table provides a reconciliation of the beginning and ending balances of the Company's contingent consideration liability associated with its Endosense acquisition subsequent to August 19, 2013 as of September 28, 2013 (in millions):

Fiscal Year 2013
Beginning balance	$—
Purchase price contingent consideration	132
Change in fair value of contingent consideration	1
Foreign currency translation	3
Ending balance	$136

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
During the third quarter of 2012, the Company determined that certain purchased technology intangible assets in the Company's neuromodulation business were considered impaired as their future expected undiscounted cash flows did not exceed the carrying value of the related assets. As a result, the Company recognized a $23 million impairment charge to write-down the intangible assets to their estimated fair value of $3 million as of September 29, 2012. The fair value measurements of these intangible assets are considered Level 3 in the fair value hierarchy due to the use of unobservable inputs, specifically the discounted cash flows income approach method, to measure fair value.
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

The carrying value of these investments approximated $101 million and $151 million as of September 28, 2013 and December 29, 2012, respectively. The decrease in the Company's cost method investments since December 29, 2012 was primarily due to the consolidation of CardioMEMS and the elimination of the pre-existing equity investment which had been previously accounted for as a cost method investment. Effective February 27, 2013, the Company determined that CardioMEMS was a VIE for which the Company is considered the primary beneficiary (see Note 2).
Fair Value Measurements of Other Financial Instruments
The aggregate fair value of the Company’s fixed-rate senior notes at September 28, 2013 (measured using quoted prices in active markets) was $2,269 million compared to the aggregate carrying value of $2,317 million (inclusive of the terminated interest rate swaps). The fair value of the Company’s variable-rate debt obligations at September 28, 2013 approximated its aggregate $1,152 million carrying value due to the variable interest rate and short-term nature of these instruments.

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company follows the provisions of ASC Topic 815, Derivatives and Hedging (ASC Topic 815) in accounting for and disclosing derivative instruments and hedging activities. All derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in net earnings or other comprehensive income depending on whether the derivative is designated as part of a qualifying hedge transaction. Derivative assets and derivative liabilities are classified as other current assets, other assets, other current liabilities or other liabilities, as appropriate.
Foreign Currency Forward Contracts
The Company hedges a portion of its foreign currency exchange rate risk through the use of forward exchange contracts. The Company uses forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under ASC Topic 815. The Company measures its foreign currency exchange contracts at fair value on a recurring basis. The fair value of outstanding contracts was immaterial as of September 28, 2013 and December 29, 2012. During the third quarter of 2013 the amount of net losses the Company recorded to other expense for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 was insignificant. During the third quarter of 2012 the amount of net losses the Company recorded to other expense for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 was a net loss of $4 million. During the first nine months of 2013 and 2012, the net amount of gains the Company recorded to other expense for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 were net gains of $13 million and $1 million, respectively. These net gains/losses were almost entirely offset by corresponding net losses/gains on the foreign currency exposures being managed. The Company does not enter into contracts for trading or speculative purposes. The Company’s policy is to enter into hedging contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.
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
The following table presents net sales and operating profit by reportable segment (in millions):

	IESD	CATD	Other	Total
Three Months ended September 28, 2013:
Net sales	$786	$552	$—	$1,338
Operating profit	534	321	(542)	313
Three Months ended September 29, 2012:
Net sales	$792	$534	$—	$1,326
Operating profit	547	319	(631)	235

Nine Months ended September 28, 2013:
Net sales	$2,389	$1,690	$—	$4,079
Operating profit	1,630	995	(1,722)	903
Nine Months ended September 29, 2012:
Net sales	$2,482	$1,649	$—	$4,131
Operating profit	1,720	980	(1,825)	875
The following table presents the Company’s total assets by reportable segment (in millions):

Total Assets	September 28, 2013	December 29, 2012
IESD	$2,644	$2,320
CATD	3,301	2,967
Other	4,020	3,984
	$9,965	$9,271

Geographic Information
The following table presents net sales by geographic location of the customer (in millions):

	Three Months Ended		Nine Months Ended
Net Sales	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
United States	$646	$640	$1,955	$1,969
International
Europe	333	311	1,066	1,059
Japan	142	172	418	500
Asia Pacific	125	118	362	339
Other	92	85	278	264
	692	686	2,124	2,162
	$1,338	$1,326	$4,079	$4,131
The amounts for long-lived assets by significant geographic market include net property, plant and equipment by physical location of the asset as follows (in millions):

Long-Lived Assets	September 28, 2013	December 29, 2012
United States	$1,046	$1,036
International
Europe	81	82
Japan	34	32
Asia Pacific	77	82
Other	189	193
	381	389
	$1,427	$1,425

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
In March 2010, significant U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act (PPACA) along with the Health Care and Education Reconciliation Act of 2010, was enacted into law. As a U.S. headquartered company with significant sales in the United States, this health care reform law will materially impact us. Certain provisions of this health care reform law are not yet effective and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact will be from the legislation. The law levies a 2.3% excise tax on all U.S. medical device sales, which we began paying effective January 1, 2013. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what impact these provisions will have on patient access to new technologies. The Medicare provisions also include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.
We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our consolidated net sales are comprised of cardiac rhythm management devices – ICDs and pacemakers. During 2011, the ICD market in the United States was negatively impacted by a decline in implant volumes and pricing resulting from the publication of an ICD utilization article in January 2011 in the Journal of the American Medical Association (JAMA) and subsequent hospital investigation by the U.S. Department of Justice (DOJ). The U.S. ICD market continued to experience some of the negative impacts, and from the end of 2010 through the end of 2012 we estimated the U.S. ICD market contracted at a mid single-digit percentage rate each year. Recently, however, the U.S. ICD market appears to be stabilizing, with contraction in the first nine months of 2013 in the low single-digit percentage rates. Management remains focused on increasing our worldwide market share, as we are one of three principal manufacturers and suppliers in the global cardiac rhythm management market. We are also investing in our other therapy areas – cardiovascular, atrial fibrillation and neuromodulation – to increase our market share and grow sales through continued market penetration. In August 2013, we acquired Endosense S.A. (Endosense) for net cash consideration of $171 million plus an additional consideration payment upon U.S. Food and Drug Administration (FDA) approval. This acquisition expands the product offerings under our AF therapy area to include the TactiCath® irrigated ablation catheter, which has force-sensing technology that is CE Mark approved for AF and supra ventricular tachycardia ablation.
Net sales in the third quarter of 2013 increased 1% to $1,338 million compared to the third quarter of 2012. During the first nine months of 2013, net sales decreased 1% to $4,079 million over the first nine months of 2012. Foreign currency translation comparisons unfavorably decreased our third quarter and first nine months 2013 net sales by $26 million (2 percentage points) and $74 million (2 percentage points), respectively, compared to the same prior year periods. Although our net sales have been impacted by unfavorable foreign currency translation, overall ICD market contraction and average selling price declines in the cardiac rhythm management market, we have experienced net sales benefits in our AF business due to the continued increase in EP catheter ablation procedures, further market penetration of our EnSite® Velocity System and related connectivity tools as well as our intracardiac echocardiography imaging product offerings. Additionally, we have begun to experience a net sales benefit from our recent 2013 product launches including our next-generation Ellipse™ and Assura™ devices FDA approved in June 2013 and CE Mark approved in May 2013), our Accent MRI™ Pacemaker and the Tendril MRI™ lead (Japan regulatory approved in June 2013) and our Allure Quadra™ Cardiac Resynchronization Therapy Pacemaker (CRT-P), (CE Mark approved in April 2013). We have also experienced incremental net sales in the third quarter of 2013 due to our consolidation of Spinal Modulation Inc. (Spinal Modulation) in June 2013 as we are the primary beneficiary, contributing net sales from distribution of its Axium™ Neurostimulator System, a targeted therapy for chronic pain, and we continue to experience a full nine month benefit from our deep brain stimulation business, as we continue to penetrate the international market during 2013. Refer to the Segment Performance section for a more detailed discussion of the results of our reportable segments.

Our third quarter 2013 net earnings of $262 million and diluted net earnings per share of $0.90 increased 49% and 61%, respectively, compared to our third quarter 2012 net earnings of $176 million and diluted net earnings per share of $0.56. Third quarter 2013 net earnings were negatively impacted by after-tax charges of $15 million, or $0.05 per diluted share, associated with additional charges related to our previously announced 2012 business realignment and 2011 restructuring plans and acquisition-related costs. Third quarter 2012 net earnings were negatively impacted by after-tax special charges of $80 million, or $0.25 per diluted share, related primarily to the 2012 business realignment plan announced in August 2012 as well as ongoing restructuring charges related to the 2011 restructuring plan. Net earnings and diluted net earnings per share for the first nine months of 2013 were $600 million and $2.08, respectively, a 5% decrease and 4% increase, respectively, compared to net earnings of $632 million and diluted net earnings per share of $2.00 for the first nine months of 2012. The decrease in net earnings for the first nine months of 2013 over the same prior year period was due to after-tax charges totaling $236 million, or $0.81 per diluted share, which included after-tax charges of $101 million related to make-whole redemption charges and after-tax charges of $106 million associated with our previously discussed business realignment and restructuring plans, a license dispute settlement charge, an intangible asset impairment charge and other acquisition-related charges. Additionally, we recognized after-tax charges of $29 million to adjust the carrying value of our pre-existing CardioMEMS, Inc. (CardioMEMS)equity investment and fixed price purchase option to fair value during the first quarter of 2013. These charges were partially offset by a $21 million income tax benefit related to the 2012 federal research and development tax credit extended in the first quarter of 2013, retroactive to the beginning of our 2012 tax year, and a $15 million tax benefit related to the settlement and resolution of domestic tax audits with the U.S. Internal Revenue Service (IRS) during the third quarter of 2013. During the first nine months of 2012, net earnings were negatively impacted by after-tax charges of $161 million, or $0.51 per diluted share, primarily associated with business realignment and restructuring charges and a license dispute settlement charge. Refer to the Results of Operations section for a more detailed discussion of these charges.

We generated $671 million of operating cash flows during the first nine months of 2013, compared to $939 million of operating cash flows during the first nine months of 2012, with higher tax payments from the settlement of tax audits accounting for much of the decrease. We ended the third quarter with $1,245 million of cash and cash equivalents and $3,469 million of total debt. We issued $900 million principal amount of 10-year, 3.25% unsecured senior notes (2023 Senior Notes) and $700 million principal amount of 30-year, 4.75% unsecured senior notes (2043 Senior Notes) that mature on April 15, 2023 and April 15, 2043, respectively. We used a portion of the proceeds to redeem both our $700 million principal amount of 5-year, 3.75% unsecured senior notes due in 2014 (2014 Senior Notes) and our $500 million principal amount of 10-year, 4.875% unsecured senior notes due in 2019 (2019 Senior Notes). We also repaid our $450 million principal amount of 3-year, 2.20% unsecured senior notes (2013 Senior Notes) that matured on September 15, 2013.

We also repurchased 13.9 million shares of our common stock for $542 million at an average repurchase price of $38.83 per share during the first quarter of 2013. Additionally, on February 23, 2013, May 1, 2013 and July 30, 2013 our Board of

Directors authorized quarterly cash dividends of $0.25 per share payable on April 30, 2013, July 31, 2013 and October 31, 2013, respectively, to shareholders of record as of March 29, 2013, June 28, 2013 and September 30, 2013, respectively. Our dividends represent a 9% per share increase over the same periods in 2012.

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

The following table presents net sales and operating profit by reportable segment (in millions):

	IESD	CATD	Other	Total
Three Months ended September 28, 2013:
Net sales	$786	$552	$—	$1,338
Operating profit	534	321	(542)	313
Three Months ended September 29, 2012:
Net sales	$792	$534	$—	$1,326
Operating profit	547	319	(631)	235

Nine Months ended September 28, 2013:
Net sales	$2,389	$1,690	$—	$4,079
Operating profit	1,630	995	(1,722)	903
Nine Months ended September 29, 2012:
Net sales	$2,482	$1,649	$—	$4,131
Operating profit	1,720	980	(1,825)	875
The following discussion of the changes in our net sales is provided by class of similar products within our reportable segments.
Implantable Electronic Systems Division

	Three Months Ended			Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	% Change	September 28, 2013	September 29, 2012	% Change
ICD systems	$418	$412	1.5%	$1,299	$1,321	(1.7)%
Pacemaker systems	264	279	(5.4)%	779	851	(8.5)%
Neuromodulation products	104	101	3.0%	311	310	0.3%
	$786	$792	(0.8)%	$2,389	$2,482	(3.7)%
IESD's net sales decreased 1% and 4% during the third quarter and first nine months of 2013 compared to the same prior year periods. During the third quarter and first nine months of 2013, foreign currency translation had a $9 million (1 percentage point) and $27 million (1 percentage point), respectively, unfavorable impact on net sales compared to the same prior year periods.
ICD net sales increased 2% during the third quarter of 2013 and decreased 2% during the first nine months of 2013 compared to the same prior year periods. Our U.S. 2013 third quarter ICD net sales of $253 million increased 2% compared to the same prior year period, and our U.S. ICD net sales during the first nine months of 2013 of $778 million were flat compared to the same period in 2012. Although the ICD market has been experiencing low to mid-single digit percentage rate declines in average selling prices, we have begun to experience a sales volume benefit from our June 2013 FDA approval of our next-generation Ellipse™ and Assura™ devices featuring DynamicTx™ Over-Current Detection Algorithm, which automatically adjusts shock configurations and utilizes a new low friction coating on the device can to reduce the risk for lead-to-can abrasion, the most common type of lead insulation failure in the industry. Internationally, our third quarter and first nine months of 2013 ICD net sales of $165 million and $521 million, respectively, were flat and decreased 4%, respectively, compared to the same prior year periods. Foreign currency translation had a $3 million (1 percentage point) and $13 million (1 percentage point) unfavorable impact on international ICD net sales in the third quarter and first nine months of 2013, respectively, compared to the same periods in 2012 primarily as a result of the strengthening U.S. Dollar against the Japanese Yen. Going forward, we expect to benefit from our next-generation Ellipse™ and Assura™ devices featuring DynamicTx™ Over-Current Detection Algorithm, which received CE mark approval in May 2013.
Pacemaker systems net sales decreased 5% and 9% during the third quarter and first nine months of 2013, respectively, compared to the same prior year periods primarily driven by overall market declines in average selling prices and unfavorable foreign currency translation. In the United States, our third quarter 2013 pacemaker systems net sales of $107 million decreased

6% compared to the same prior year period. During the first nine months of 2013, U.S. pacemaker systems net sales of $324 million decreased 7% compared to the same period in 2012. Internationally, our 2013 net sales during the third quarter of $157 million and first nine months net sales of $455 million decreased 5% and 10%, respectively, compared to the same prior year periods. Foreign currency translation had a $6 million (2 percentage points) and $14 million (2 percentage points) unfavorable impact on international pacemaker systems net sales during the third quarter and first nine months of 2013 compared to the same prior year periods. International pacemaker sales began to benefit from our July 2013 launch of our Accent MRI™ Pacemaker and the Tendril MRI™ lead, which received regulatory approval from the Japanese Ministry of Health, Labor and Welfare in June 2013, partially offsetting the impact of average selling price declines and unfavorable foreign currency translation. We also benefited from sales of our Allure Quadra™ CRT-P, which received CE Mark approval in April 2013.

Neuromodulation products net sales increased 3% during the third quarter of 2013 and were flat during the first nine months of 2013 compared to the same prior year periods. The increase in net sales during the third quarter of 2013 compared to the same prior year period was driven by our investment in Spinal Modulation and the net sales benefit from their Axium™ Neurostimulator System, for which we are the exclusive distributor. The Axium™ Neurostimulator System provides a more targeted therapy for patients suffering with chronic pain and is available for sale in Europe and Australia. Additionally, we continued to benefit from our deep brain stimulation business for patients suffering from Parkinson's disease, essential tremor or dystonia, as we continue to penetrate the international market. Foreign currency translation did not have a significant impact during the third quarter and the first nine months of 2013 compared to the same prior year periods.
Cardiovascular and Ablation Technologies Division

	Three Months Ended			Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	% Change	September 28, 2013	September 29, 2012	% Change
Atrial fibrillation (AF) products	$235	$220	6.8%	$705	$659	7.0%
Vascular products	168	169	(0.6)%	521	530	(1.7)%
Structural heart products	149	145	2.8%	464	460	0.9%
	$552	$534	3.4%	$1,690	$1,649	2.5%

CATD net sales increased 3% during both the third quarter and first nine months of 2013, respectively, compared to the same prior year periods. Foreign currency translation unfavorably impacted CATD net sales by $17 million (3 percentage points) and $47 million (3 percentage points) during the third quarter and first nine months of 2013 compared to the same periods in 2012.

AF products net sales increased 7% during both the third quarter and first nine months of 2013, respectively, compared to the same prior year periods primarily due to the continued increase in EP catheter ablation procedures, the continued market penetration of our EnSite® Velocity System and related connectivity tools (EnSite Connect™, EnSite Courier™ and EnSite Derexi™ modules) and our intracardiac echocardiography imaging product offerings, which provide physicians a clear picture of the inner workings of the heart through an ultrasound probe. Foreign currency translation had a $7 million (3 percentage points) and $19 million (3 percentage points) unfavorable impact on AF products net sales during the third quarter and first nine months of 2013 compared to the same periods in 2012. Going forward we expect to benefit from our recent European launch of our TactiCath® irrigated ablation catheter, acquired through our Endosense acquisition in August 2013. The TactiCath® irrigated ablation catheter provides physicians a real-time, objective measure of the force to apply to the heart wall during a catheter ablation procedure.

Vascular products net sales decreased 1% and 2% during the third quarter and first nine months of 2013, respectively, compared to the same prior year periods primarily due to unfavorable foreign currency translation of $7 million (4 percentage points) and $18 million (3 percentage points) during the third quarter and first nine months of 2013, respectively, and net sales declines related to our third party products we distribute in Japan compared to the same periods last year. As a result of the economic pressures and average selling price declines in the Japan market, many third party manufacturers have migrated to a direct selling model with end customers, which resulted in a revenue decrease during the third quarter and first nine months of 2013 compared to the same prior year periods. These decreases were partially offset by increased revenues in our Fractional Flow Reserve FFR technology products and OCT imaging products during the third quarter and first nine months of 2013 compared to the same prior year periods. Going forward we expect to benefit from our recent European launch of our next-generation EnligHTN™ Renal Denervation System for treating patients with drug-resistant, uncontrolled hypertension, which received CE Mark approval in late August 2013.

Structural heart products net sales increased 3% and 1% during the third quarter and first nine months of 2013, respectively, compared to the same periods in 2012. The increases were primarily driven by sales of our Trifecta™ pericardial stented tissue valve and our AMPLATZER™ occluder products, partially offset by a net sales decrease in our mechanical valves due to market preference for tissue valves. Additionally, foreign currency translation had a $3 million (2 percentage points) and $10 million (2 percentage points) unfavorable impact on structural heart products net sales during the third quarter and first nine months of 2013, respectively, compared to the same periods in 2012.

RESULTS OF OPERATIONS
Net sales

	Three Months Ended			Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	% Change	September 28, 2013	September 29, 2012	% Change
Net sales	$1,338	$1,326	0.9%	$4,079	$4,131	(1.3)%

Overall, net sales increased 1% during the third quarter of 2013 and decreased 1% during the first nine months of 2013 compared to the same prior year periods. Foreign currency translation had an unfavorable impact of $26 million (2 percentage points) and $74 million (2 percentage points) on the third quarter and first nine months of 2013 net sales, respectively, compared to the same periods in 2012 due primarily to the strengthening of the U.S. Dollar against the Japanese Yen. This amount is not indicative of the net earnings impact of foreign currency translation for the third quarter and first nine months of 2013 due to partially offsetting foreign currency translation impacts on cost of sales and operating expenses.
Net sales by geographic location of the customer were as follows (in millions):

	Three Months Ended		Nine Months Ended
Net Sales	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
United States	$646	$640	$1,955	$1,969
International
Europe	333	311	1,066	1,059
Japan	142	172	418	500
Asia Pacific	125	118	362	339
Other	92	85	278	264
	692	686	2,124	2,162
	$1,338	$1,326	$4,079	$4,131

Gross profit
	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Gross profit	$953	$971	$2,935	$3,012
Percentage of net sales	71.2%	73.2%	72.0%	72.9%

Gross profit for the third quarter of 2013 totaled $953 million, or 71.2% of net sales, compared to $971 million, or 73.2% of net sales for the third quarter of 2012. Gross profit for the first nine months of 2013 totaled $2,935 million, or 72.0% of net sales, compared to $3,012 million, or 72.9% of net sales for the first nine months of 2012. Our gross profit percentage (or gross margin) for the third quarter and first nine months of 2013 were negatively impacted by special charges of $2 million and $21 million (or 0.2 percentage points and 0.5 percentage points, respectively) related to our previously announced 2012 business realignment plan. Our gross margin for the third quarter and first nine months of 2012 was negatively impacted by special charges of $7 million (0.6 percentage points) and $46 million (1.1 percentage points), respectively, associated with our previously announced 2012 business realignment plan and ongoing charges related to our 2011 restructuring plan. Refer to “Special Charges” within the Results of Operations section for a more detailed discussion of these charges. Compared to the prior year periods, our 2013 gross margin includes excise taxes assessed on the sale of our products, negatively impacting gross margin by 1.3 percentage points and 0.7 percentage points for the third quarter and first nine months of 2013, respectively. For the full year 2013, we expect excise taxes, including the U.S. medical device excise tax and Puerto Rico excise tax, to negatively impact our 2013 gross margin by 0.8 to 1.0 percentage points compared to fiscal year 2012.

Selling, general and administrative (SG&A) expense
	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Selling, general and administrative	$452	$456	$1,409	$1,440
Percentage of net sales	33.8%	34.4%	34.5%	34.9%

SG&A expense for the third quarter of 2013 totaled $452 million, or 33.8% of net sales, compared to $456 million, or 34.4% of net sales for the third quarter of 2012. SG&A expense for the first nine months of 2013 totaled $1,409 million, or 34.5% of net sales, compared to $1,440 million, or 34.9% of net sales for the first nine months of 2012. The decrease in our SG&A expense during both the third quarter and first nine months of 2013 was primarily driven by cost savings initiatives, including the realignment plan initiated in August 2012.

Research and development (R&D) expense
	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Research and development expense	$172	$170	$505	$518
Percentage of net sales	12.9%	12.8%	12.4%	12.5%

R&D expense in the third quarter of 2013 totaled $172 million, or 12.9% of net sales, compared to $170 million, or 12.8% of net sales for the third quarter of 2012. R&D expense in the first nine months of 2013 totaled $505 million, or 12.4% of net sales, compared to $518 million, or 12.5% of net sales for the first nine months of 2012. We remain committed to funding future long-term growth opportunities. We will continue to balance delivering short-term results with our investments in long-term growth drivers.

Special charges
	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Cost of sales special charges	$2	$7	$21	$46
Special charges	16	110	118	179
	$18	$117	$139	$225
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
During the third quarter and first nine months of 2013, we incurred special charges totaling $18 million and $139 million, respectively. Of the special charges incurred during the third quarter and first nine months of 2013, $13 million and $86 million, respectively, related to additional 2012 business realignment plan costs initiated in August of 2012 to realign our product divisions and centralize certain support functions, including information technology, human resources, legal, business development and certain marketing functions. The organizational changes have been part of a comprehensive plan to accelerate growth, reduce costs, leverage economies of scale and increase investment in product development. Of the total $13 million and $86 million incurred, $2 million and $21 million, respectively, was recorded to cost of sales, which primarily related to inventory write-offs associated with discontinued CATD product lines.
Additionally, we incurred $6 million and $19 million of special charges during the third quarter and first nine months of 2013, respectively, associated with our 2011 restructuring plan, which primarily related to idle facility costs. The formalized plan for these actions was announced in the second quarter of 2011 and included phasing out our cardiac rhythm management manufacturing and R&D operations in Sweden, reducing our workforce and rationalizing product lines.
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
During the third quarter and first nine months of 2012, we incurred special charges totaling $117 million and $225 million, respectively. Of the special charges incurred during the third quarter and first nine months of 2012, $23 million and $95 million, respectively, related to the 2011 restructuring plan discussed previously. Of the total $23 million and $95 million incurred, $4 million and $41 million, respectively, was recorded to cost of sales and primarily related to IESD inventory obsolescence charges (as product lines were rationalized), employee termination costs and idle facility costs. We also incurred $74 million of special charges during both the third quarter and first nine months of 2012 related to our 2012 business realignment plan initiated in August 2012, as discussed previously. Of the $74 million in special charges, $52 million was recognized for severance costs and other termination benefits and $22 million was recognized for accelerated depreciation charges and other costs, of which $3 million of these charges were classified to cost of sales. The remaining $20 million of special charges incurred during both the third quarter and first nine months of 2012 primarily related to an impairment charge for certain developed technology intangible assets in our neuromodulation business after updating our expectations for the future undiscounted cash flows, which did not exceed the carrying value of the related assets. The remaining special charges incurred during the first nine months of 2012 were primarily associated with an agreement to settle a dispute on licensed technology for our Angio-Seal™ vascular closure devices. In connection with this settlement, which resolved all disputed claims and included a fully-paid perpetual license, we recognized a $28 million settlement expense. We also recognized a $12 million licensed technology intangible asset to be amortized over the technology's remaining patent life.
Refer to Note 7 of the Condensed Consolidated Financial Statements for additional detail associated with these special charges.

Other expense, net
	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Interest income	$(1)	$(1)	$(4)	$(3)
Interest expense	21	18	60	55
Other	(3)	2	192	15
Other expense, net	$17	$19	$248	$67

In the second quarter of 2013, we redeemed the full $700 million principal amount of the 2014 Senior Notes and the full $500 million principal amount of the 2019 Senior Notes. In connection with the redemption of these notes prior to their scheduled maturities, we recognized a $161 million charge to other expense associated with make-whole redemption payments and the write-off of unamortized debt issuance costs. As a result, we experienced an unfavorable change in other expense, net during the first nine months of 2013 compared to the same prior year period. Additionally, we recognized a $29 million charge to adjust the carrying value of our pre-existing CardioMEMS equity investment and fixed price purchase option to fair value, resulting in an unfavorable change to other expense, net during the first nine months of 2013 compared to the first nine months of 2012.
Income taxes

	Three Months Ended		Nine Months Ended
(as a percent of pre-tax income)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Effective tax rate	14.9%	18.5%	11.3%	21.8%

Our effective income tax rate was 14.9% and 18.5% for the third quarter of 2013 and 2012, respectively, and 11.3% and 21.8% for the first nine months of 2013 and 2012, respectively. Special charges recognized during the third quarter of 2013 and a $15 million tax benefit related to the resolution of certain income tax audits favorably impacted our effective tax rate by 6.2 percentage points. Additionally, debt redemption charges and special charges recognized during the first nine months of 2013 favorably impacted our effective tax rate by 7.7 percentage points. Additionally, our effective tax rate for the first nine months of 2013 includes the full year 2012 benefit of the federal research and development tax credit (R&D tax credit), which was extended for 2012 in January 2013. As a result, our effective tax rate for the first nine months of 2013 was favorably impacted by 2.1 percentage points. Our effective tax rate for the third quarter and first nine months of 2012 does not include the impact of the R&D tax credit, as the R&D tax credit was not extended until January 2013, as discussed. As a result, our effective tax rate for the third quarter and first nine months of 2012 was negatively impacted by 1.5 percentage points and 1.6 percentage points, respectively.

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
At September 28, 2013, substantially all of our cash and cash equivalents was held by our non-U.S. subsidiaries. A portion of these foreign cash balances are associated with earnings that are permanently reinvested and which we plan to use to support our continued growth plans outside the United States through funding of operating expenses, capital expenditures and other investment and growth opportunities. The majority of these funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practical to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate funds held by our non-U.S. subsidiaries.

We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the most recently completed quarter) increased from 89 days at December 29, 2012 to 95 days at September 28, 2013. Our DIOH (ending net inventory divided by average daily cost of sales for the most recently completed six months) increased from 143 days at December 29, 2012 to 163 days at September 28, 2013. Special charges recognized in cost of sales in the six months ended September 28, 2013 reduced our September 28, 2013 DIOH by 1 day. Special charges recognized in cost of sales in the last half of 2012 reduced our December 29, 2012 DIOH by 11 days.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (in millions):

	Nine Months Ended
	September 28, 2013	September 29, 2012
Net cash provided by (used in):
Operating activities	$671	$939
Investing activities	(347)	(197)
Financing activities	(270)	(677)
Effect of currency exchange rate changes on cash and cash equivalents	(3)	—
Net increase in cash and cash equivalents	$51	$65
Operating Cash Flows
Cash provided by operating activities was $671 million during the first nine months of 2013, compared to $939 million during the first nine months of 2012. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, accounts payable, accrued liabilities and income taxes payable. During the first nine months of 2013, we made a $106 million payment to the IRS to suspend interest charges on prior period tax positions related to our 2002 through 2009 tax years.
Investing Cash Flows
Cash used in investing activities was $347 million during the first nine months of 2013 compared to $197 million during the same period last year. Our purchases of property, plant and equipment totaled $171 million and $188 million during the first nine months of 2013 and 2012, respectively, primarily reflecting our continued investment in our product growth platforms currently in place. Additionally, during the first nine months of 2013, we acquired Endosense for $171 million in net cash consideration.
Financing Cash Flows
Cash used in financing activities was $270 million during the first nine months of 2013 compared to $677 million during the first nine months of 2012. Our financing cash flows can fluctuate significantly depending upon our liquidity needs, stock repurchases and the amount of stock option exercises. During the first nine months of 2013, we paid $609 million for repurchases of our common stock, which was financed with cash generated from operations. Additionally, we issued $900 million principal amount 2023 Senior Notes and $700 million principal amount 2043 Senior Notes. We used the majority of the proceeds to redeem both our $700 million principal amount 2014 Senior Notes and our $500 million principal amount 2019 Senior Notes. We intend to use the remaining proceeds from the issuance of our 2023 Senior Notes and 2043 Senior Notes for general corporate purposes. We also entered into a 2-year, $500 million unsecured term loan, which can be used for general corporate purposes or to refinance certain of our other outstanding borrowings. We also paid $210 million of cash dividends to shareholders and received $275 million of proceeds from the exercise of stock options and stock issued during the first nine months of 2013.
During the first nine months of 2012, we paid $300 million for repurchases of our common stock, which was financed with cash generated from operations and made $272 million of net commercial paper borrowing payments. We also paid $212 million of cash dividends to shareholders during the first nine months of 2012. Proceeds from the exercise of stock options and stock issued provided cash inflows of $107 million during the first nine months of 2012.

DEBT AND CREDIT FACILITIES
In May 2013, we entered into a long-term $1.5 billion committed Credit Facility used to support our commercial paper program and for general corporate purposes. The Credit Facility expires in May 2018. Borrowings under this facility bear interest initially at LIBOR plus 0.8%, subject to adjustment in the event of a change in our credit ratings. Commitment fees under this Credit Facility are not material. The Credit Facility replaces our previous $1.5 billion credit facility that was scheduled to expire in February 2015. There were no outstanding borrowings under either facility as of September 28, 2013 or December 29, 2012.
Our commercial paper program provides for the issuance of unsecured commercial paper with maturities up to 270 days. At September 28, 2013 and December 29, 2012, we had outstanding commercial paper balances of $585 million and $593 million, respectively. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. Our predominant historical practice has been to issue commercial paper (up to the amount backed by available borrowings capacity under the Credit Facility), as our commercial paper has historically been issued at lower interest rates.
In March 2010, we issued $450 million principal amount of 3-year, 2.20% senior notes that matured on September 15, 2013, which we paid in full utilizing our commercial paper borrowings and cash generated from operations.
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
In April 2010, we issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $130 million at September 28, 2013) and 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $83 million at September 28, 2013). Interest payments on the 2.04% Yen Notes and 1.58% Yen Notes are required on a semi-annual basis and the principal amounts recorded on the balance sheet fluctuate based on the effects of foreign currency translation.
In March 2011, we borrowed 6.5 billion Japanese Yen under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The outstanding 6.5 billion Japanese Yen balance was the equivalent of $66 million at September 28, 2013. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at the Yen LIBOR plus 0.25% and mature in March 2014, and the other half of the borrowings bear interest at the Yen LIBOR plus 0.275% and mature in June 2014. The maturity dates of each credit facility automatically extend for a one-year period, unless we elect to terminate the credit facility.
Our Credit Facility and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.0 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 60% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.5 to 1.0. Under the Credit Facility, our senior notes and Yen Notes we also have certain limitations on how we conduct our business, including limitations on additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of September 28, 2013.

DIVIDENDS AND SHARE REPURCHASES
During the three and nine months ended September 28, 2013, the Company declared a quarterly cash dividend of $0.25 and $0.75 per common share, respectively, for a total of $72 million and $214 million, respectively. During the three and nine months ended September 29, 2012, the Company declared a quarterly cash dividend of $0.23 and $0.69 per common share, respectively, for a total of $73 million and $217 million, respectively. We expect to continue to pay quarterly cash dividends in the foreseeable future, subject to declaration by the Board of Directors.

Dividend Authorization Date	Shareholders’ Record Date	Dividend Payable Date	Cash Dividends Declared Per Share

February 23, 2013	March 29, 2013	April 30, 2013	$0.25
May 1, 2013	June 28, 2013	July 31, 2013	0.25
July 30, 2013	September 30, 2013	October 31, 2013	0.25
Dividends declared per share during the nine months ended September 28, 2013			$0.75
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

CAUTIONARY STATEMENTS
In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast,” “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among other factors, the risks and uncertainties discussed in the sections entitled Off-Balance Sheet Arrangements and Contractual Obligations and Market Risk in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2012 Annual Report on Form 10-K and in the section entitled Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth as follows.

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
Failure to successfully complete, or unfavorable data from, clinical trials for our products or new indications for our products and/or failure to successfully develop markets for such new indications.

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
As of September 28, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2013.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to foreign currency exchange rate fluctuations, there are a number of additional risks associated with our international operations, including those related to:

—	the imposition of, or increase in, import or export duties, surtaxes, tariffs or customs duties;
—	the imposition of import or export quotas or other trade restrictions;
—	foreign tax laws and potential increased costs associated with overlapping tax structures;
—	compliance with various U.S. and foreign laws, including the Foreign Corrupt Practices Act, the UK Anti-Bribery Act and import/export laws;
—	longer accounts receivable cycles in certain foreign countries, whether due to cultural, economic or other factors;
—	changes in medical reimbursement programs and regulatory requirements in international markets in which we operate; and
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

Our Angio-Seal™ vascular closure device, as well as our vascular graft products, contain bovine collagen. In addition, some of the tissue heart valves we market, such as our Biocor®, Epic™ and Trifecta™ tissue heart valves, incorporate bovine pericardial material. Certain medical device regulatory agencies may prohibit the sale of medical devices that incorporate any bovine material because of concerns over BSE, sometimes referred to as “mad cow disease,” a disease which may be transmitted to humans through the consumption of beef. While we are not aware of any reported cases of transmission of BSE through medical products that are made of bovine material and are cooperating with regulatory agencies considering these issues, the suspension or revocation of authority to manufacture, market or distribute products containing bovine material, or the imposition of a regulatory requirement that we procure material for these products from alternate sources, could result in lost market opportunities, harm the continued commercialization and distribution of such products and impose additional costs on us. Any of these consequences could in turn have a material adverse effect on our financial condition and results of operations.

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

Further, when natural disasters result in wide-spread destruction, the adverse impact on the operations of our customers in those affected locations could result in a material adverse effect on our results of operations in that region or on the consolidated operations of our business.

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

We are increasingly dependent on sophisticated information technology, and if we fail to properly maintain the integrity of our data or if our products do not operate as intended, our business could be materially affected.

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

The Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act were enacted into law in March 2010. As a U.S. headquartered company with significant sales in the United States, this health care reform law will materially impact us as well as the U.S. economy. Certain provisions of the law will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the law. Beginning in 2013, the law levies a 2.3% excise tax on the majority of our U.S. medical device sales, which has materially impacted our cash flows and results of operations. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value‐based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

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

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended September 28, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

November 5, 2013	/s/ DONALD J. ZURBAY
DATE	DONALD J. ZURBAY
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

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended September 28, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

# Filed as an exhibit to this Quarterly Report on Form 10-Q.