Form 10-K
period 2013-12-28
ST JUDE MEDICAL INC
filed 2014-02-26
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐           No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $13.0 billion at June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), when the closing sale price of such stock, as reported on the New York Stock Exchange, was $45.65 per share.
The registrant had 283,804,872 shares of its $0.10 par value Common Stock outstanding as of February 21, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 28, 2013 are incorporated by reference into Parts I and II. Portions of the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.	BUSINESS

General

St. Jude Medical, Inc. develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas and neurostimulation medical devices for the management of chronic pain. On August 30, 2012, we announced the realignment of our product divisions into two new business units (or divisions): the Implantable Electronic Systems Division (combining our legacy Cardiac Rhythm Management and Neuromodulation product divisions) and the Cardiovascular and Ablation Technologies Division (combining our legacy Cardiovascular and Atrial Fibrillation product divisions). In addition, we centralized certain support functions, including information technology, human resources, legal, business development and certain marketing functions. These organizational changes were part of a comprehensive plan to accelerate our growth, reduce costs and leverage economies of scale. We began reporting under the new organizational structure as of the beginning of fiscal year 2013. References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries. Historical information has been recast to conform to our new reportable segment structure.
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
On January 28, 2014, we announced further organizational changes to combine our IESD and CATD operating divisions, resulting in an integrated research and development organization and a consolidation of manufacturing and supply chain operations worldwide. This integration will be conducted in a phased approach throughout 2014. Our continuing global restructuring efforts are focused on streamlining our organization to improve productivity, reduce costs and leverage our scale to drive additional growth. We will continue to report under our existing reportable segment structure for internal management financial forecasting and reporting purposes into fiscal year 2014 until the organizational changes and the related financial reporting structure is finalized.
We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our consolidated net sales are comprised of cardiac rhythm management devices – ICDs and pacemakers. During 2011, the ICD market in the United States was negatively impacted by a decline in implant volumes and pricing resulting from the publication of an ICD utilization article in January 2011 in the Journal of the American Medical Association (JAMA), subsequent hospital investigations by the U.S. Department of Justice (DOJ) and a significant increase in hospital ownership of physician practices. The U.S. ICD market continued to experience some of the negative impacts and we estimated that in 2011 and 2012 the U.S. ICD market contracted at a mid single-digit percentage rate each year. Recently, however, the U.S. ICD market appears to be stabilizing, as 2013 was relatively flat compared to 2012; in fact, we estimated the U.S. ICD market grew at a low single-digit percentage rate during the last half of 2013. Management remains focused on increasing our worldwide market share, as we are one of three principal manufacturers and suppliers in the global cardiac rhythm management market.

We are also investing in our other therapy areas – cardiovascular, atrial fibrillation and neuromodulation – with the goal to increase our market share and grow sales through continued market penetration. In August 2013, we acquired Endosense S.A. (Endosense) for net cash consideration of $171 million plus an additional consideration payment upon U.S. Food and Drug Administration (FDA) approval. This acquisition expands the product offerings under our AF therapy area to include the TactiCath® irrigated ablation catheter, which has force-sensing technology that is CE Mark-approved for AF and supra ventricular tachycardia ablation. In October 2013, we acquired Nanostim, Inc. (Nanostim) for net cash consideration of $121 million plus additional consideration payments upon the achievement of certain revenue-based milestones. Nanostim has developed the first leadless, miniaturized cardiac pacemaker system, which received CE Mark approval in August 2013.
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
We market and sell our products through both a direct sales force and independent distributors. The principal geographic markets for our products are the United States, Europe, Japan and Asia Pacific. St. Jude Medical was incorporated in Minnesota in 1976. Our performance by reportable segment is included in Note 15 of the Consolidated Financial Statements in the Financial Report included in our 2013 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.
We utilize a 52/53-week fiscal year ending on the Saturday nearest December 31st. Fiscal years 2013, 2012 and 2011 consisted of 52 weeks and ended on December 28, 2013, December 29, 2012 and December 31, 2011, respectively.
IESD and CATD are considered our reportable segments and the table below shows net sales and percentage of total net sales contributed by each reportable segment for fiscal years 2013, 2012 and 2011:

Net Sales (in millions)	2013	2012	2011
Implantable Electronic Systems Division	$3,209	$3,277	$3,453
Cardiovascular and Ablation Technologies Division	2,292	2,226	2,159
	$5,501	$5,503	$5,612
Percentage of Total Net Sales	2013	2012	2011
Implantable Electronic Systems Division	58.3%	59.5%	61.5%
Cardiovascular and Ablation Technologies Division	41.7%	40.5%	38.5%
Principal Products
Implantable Electronic Systems Division (IESD): IESD is focused on the cardiac rhythm management and neuromodulation therapy areas. Our cardiac rhythm management devices include ICDs that provide life-saving therapy to patients suffering from lethal heart conditions, such as sudden cardiac arrest; cardiac resynchronization therapy (CRT) devices to save and improve the lives of patients suffering from heart failure (HF); pacemakers to help patients whose hearts beat too slowly or who suffer from other debilitating cardiac arrhythmias; leads (wires that connect our devices to the heart) to carry electrical impulses to the heart and provide information from the heart to the device; and programmers and remote monitoring equipment which are used by physicians and healthcare professionals to program our cardiac rhythm management devices and analyze device data to improve patient management. Our neuromodulation product offerings provide neurostimulation treatment in which an implantable device delivers electrical current directly to targeted nerve sites. Our commercialized neurostimulation therapies include spinal cord stimulation (SCS) for the treatment of chronic pain, deep brain stimulation (DBS) for treating the symptoms of Parkinson's disease and peripheral nerve stimulation (PNS) for the treatment of chronic migraine headache. A neurostimulation system typically consists of four components: a pulse generator that produces the electrical current and is implanted under the patient's skin; implanted leads that carry the electrical impulses to the targeted nerve sites; an external patient remote control that enables the patient to control his or her therapy within prescribed ranges; and an external clinician programmer that is used to program the implant with individualized therapy for the patient.

ICD Systems: Our ICDs and cardiac resynchronization therapy defibrillator (CRT-D) devices treat patients with hearts that beat inappropriately fast, a condition known as tachycardia. ICDs monitor the heartbeat and deliver high energy electrical impulses, or “shocks,” to treat potentially lethal, abnormally fast heart rhythms (ventricular tachycardia (VT) and ventricular fibrillation (VF)), which often lead to sudden cardiac death (SCD). In VT, the lower chambers of the heart (ventricles) contract at an abnormally rapid rate and typically deliver less blood to the body's tissues and organs. VT can progress to VF, in which the heart beats so rapidly and erratically that it can no longer pump blood. A CRT-D device resynchronizes the beating of the ventricles, which often beat out of sync in heart failure patients, and provides back up treatment for SCD, which is a risk factor associated with certain types of heart failure. Cardiac resynchronization therapy can improve the quality of life for many patients with heart failure, a progressive condition in which the heart weakens and loses its ability to pump an adequate supply of blood. ICDs and CRT-Ds are typically implanted underneath the collarbone and connected to the heart by leads that deliver electrical impulses to the heart, regulating its rhythm.
We received U.S. Food and Drug Administration (FDA) approval in June 2013 and European CE Mark approval in May 2013 for our next generation Ellipse® ICD and Assura® family of ICD and CRT-D devices. The Assura® family of high-voltage devices features both ICD models (Fortify Assura™) and CRT-D models (Unify Assura™ for bi-polar CRT-D and Quadra Assura™ for quadripolar CRT-D). The Ellipse® ICD is a high energy ICD denoted for its small size while the Assura® family has a high energy output, with a maximum output of 40 Joules. The next generation Ellipse® and Assura® devices feature DynamicTx™ Over-Current Detection Algorithm, which automatically adjusts shock configurations, and utilize a new low friction coating on the device can to reduce the risk for lead-to-can abrasion, the most common type of lead insulation failure in the industry.

The Assura® families also include our Unify Quadra® CRT-D device (FDA approval in November 2011 and European CE Mark approval in March 2011) and our Quartet® LV (left ventricular) lead (FDA approval in November 2011 and European CE Mark approval in September 2009). St. Jude Medical's Unify Quadra®, Quadra Assura™ and Promote Quadra® represent the industry’s first quadripolar pacing systems and are available worldwide. These quadripolar pacing systems allow physicians more options to address pacing complications without the need to reposition a lead surgically. In 2013, we announced European CE Mark approval of our next-generation quadripolar device, the Quadra Assura MP™ CRT-D device. Our quadripolar devices feature MultiPoint™ Pacing (MPP) technology that enables physicians to pace multiple locations on the left side of the heart with a single lead, thereby providing more options to best optimize CRT pacing to meet individual patient needs.
The Assura® family replaces our Unify® CRT-D and Fortify® ICD devices (FDA approval in May 2010 and European CE Mark approval in January 2010). The Unify and Fortify devices were significantly smaller in size than previous devices, offered improved longevity and provided high energy electrical impulse capability for life saving therapy when needed. All of our high-voltage device families are available with the DF4 connector that allows a single defibrillation lead connection between an ICD or CRT-D device and the heart, reducing the procedure time and volume of leads implanted in the chest cavity.
With the introduction of the Unify® and Fortify® families of devices, we discontinued legacy offerings such as Current Accel® and Promote Accel® devices (FDA approval in February 2010 and European CE Mark approval in March 2009) as options for new implants in most countries; however, we continue to offer Current Plus® and Promote Plus® worldwide. In addition, the Fortify™ ST (European CE Mark approval in January 2010) and Ellipse® ST ICDs (models commercialized outside the U.S. only) are capable of continuously monitoring the electrical changes between heartbeats, providing physicians insight into clinical events to help improve patient management.
Our ICDs are used with the single and dual-shock electrode transvenous defibrillation leads. Our ICD lead offerings include the Durata® SJ4 (FDA approval in April 2009) and Durata™ high-voltage lead (FDA approval in September 2007), which feature design changes from previous generations targeted to enhance reliability and improve implant performance. The Durata leads feature our exclusive Optim® insulation material that combines the durability of polyurethane and the softness of silicone. Optim® insulation has demonstrated a statistically significant reduction in the incidence of insulation abrasion when compared to our previous silicone insulated leads. We now have Optim® insulation available in all of our lead segments and have phased out our older silicone insulated leads in favor of the improved reliability of Optim® insulated leads.
Our current portfolio of CRT leads includes the Quartet® LV lead (FDA approval in November 2011 and European CE Mark approval in September 2009) as well as the smaller diameter lead, QuickFlex® µ (micro) LV lead (FDA approval in May 2010 and European CE Mark approval in September 2008). Both the Quartet® and QuickFlex® µ are Optim® insulated leads. The Quartet lead features four electrodes spaced over 4.7 centimeters, enabling up to 10 pacing configurations. Multiple pacing configurations allow the physician to implant the lead in the most stable position without sacrificing electrical performance. It also provides the physician more alternatives to pace closer to the base of the left ventricle, which recent studies associate with better patient outcomes, than traditional bipolar leads. The quadripolar pacing electrodes also provide physicians more options to optimize CRT performance, such as pacing around scar tissue in the heart and potentially avoiding more common pacing complications. For LV lead implantation, we received FDA and European CE Mark approval in 2013 for improved versions of our CPS Aim® SL and CPS Direct® SL II slittable LV lead delivery tools designed to offer safe and efficient implantation procedures and improved compatibility with our Quartet® LV lead. We also provide additional tools for the placement of LV leads, including the CPS Luminary®, CPS Duo®, CPS Courier® guidewires and the CPS Venture® wire control catheter.
Pacemaker Systems: Our pacemakers treat patients with hearts that beat too slowly, a condition known as bradycardia. Similar to ICDs, pacemakers are typically implanted underneath the collarbone, monitor heart rate and, when necessary, deliver low-voltage electrical impulses to stimulate an appropriate heartbeat. Single-chamber pacemakers sense and stimulate only one chamber of the heart (atrium or ventricle), while dual-chamber devices can sense and pace both the upper atrium and lower ventricle chambers. Biventricular pacemakers can sense and pace in three chambers (atrium and both ventricle chambers).

In 2013, we received European CE Mark approval for the first leadless pacemaker system that we acquired through our acquisition of Nanostim. The Nanostim™ leadless pacemaker represents an important advance in pacing technology. Unlike conventional pacemakers that require a more invasive surgery, the Nanostim™ leadless pacemaker is designed to be implanted directly into the heart via a less invasive procedure. The device is delivered using a steerable catheter through the femoral vein, eliminating the need to surgically create a pocket for the pacemaker and insulated wires (leads) that have historically been recognized as the most vulnerable component of pacing systems. The Nanostim™ leadless pacemaker was designed to be fully retrievable so the device can be readily repositioned during the implant procedure and later retrieved if necessary, such as at the time of normal battery replacement.
In 2013, we also received European CE Mark approval for our Assurity™ and Endurity™ traditional pacemakers and Allure™ CRT pacemakers. Allure™ Quadra brings the quadripolar lead technology to the pacemaker market for the first time. Quadripolar leads allow for increased implant efficiencies, which clinical data indicates can result in fewer surgical revisions. The Allure™ family of devices also offers enhanced heart failure diagnostics, including CorVue™ Impedance Monitoring, for improved patient management. The Assurity™ and Endurity™ family of pacemakers further enhances our pacemaker portfolio with smaller size and improved battery longevity.
These new devices complement our existing Accent MRI® pacemaker family (introduced in Europe in 2011 and Japan in 2013). The Accent MRI® system features the Accent MRI® pacemaker devices and the Tendril MRI® lead with added filtering capabilities for safety during an MRI scan. In combination, the Accent MRI® pacemaker and the Tendril MRI® lead allow for a full-body MRI scan without zone restrictions. Additionally, the system includes the MRI activator to minimize changes in workflow prior to and immediately after an MRI scan. We have initiated an Investigational Device Exemption (IDE) trial in the U.S. to further study the safety of the Accent MRI® system in order to gain U.S. approval.

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

Our cardiac rhythm management devices interact with an external device referred to as a programmer. A programmer has two general functions. At the time of implant, the programmer is used to establish the initial therapeutic settings of these devices as determined by the physician. Later, the programmer is used for patient follow-up visits (which usually occur every three to twelve months based on patient need) to download stored diagnostic information from the implanted device for physicians to verify appropriate therapeutic settings. Since the introduction of programmable pacemakers, all cardiac rhythm management device manufacturers, including St. Jude Medical, have retained title to their programmers, which are used by their field sales force or by physicians, nurses or technicians.

In April 2006, we received FDA approval for the first software module of our Merlin™ Patient Care System, a universal programmer for St. Jude Medical ICDs and pacemakers. The Merlin Patient Care System features a large display, built-in full-size printer, touch screen and user interface designed for efficient and effective in-clinic patient follow-up. This programmer has had several software updates since release to extend capabilities and support new products and markets. In 2008, the programmer was updated to include Japanese and Mandarin Chinese language support. In 2010, we introduced a new Pacing

Systems Analyzer (PSA) that integrates into the Merlin programmer to allow for quick and easy testing of the leads during device implant.

In addition to the programmer, physicians can monitor implanted devices and patient status using the Merlin.netTM Patient Care Network. This system allows daily device and patient monitoring and scheduled remote follow-ups to occur in the patient's home rather than in the physician's office. The Merlin@home® line of RF transmitters (FDA approval in July 2008 and European CE Mark approval in September 2008) uses standard analog or DSL telephone lines, cellular networks or Wi-Fi to send device and therapy data stored in devices to an internet site for retrieval and review by the patient's physician. With the Merlin.netTM Patient Care Network, physicians can more thoroughly and efficiently manage their volume of ICD and pacemaker patients by conducting remote follow-up sessions and using alerts of clinically significant events. Additionally, patient flexibility is enhanced by the reduction in the number of office visits required and the ability to have a physician quickly interrogate device data when symptoms warrant. The latest version of this system received European CE Mark approval in 2013. This current version will offer support for our next generation Ellipse® and Assura® families of ICDs.

Neuromodulation Products: Neurostimulation for the treatment of chronic pain involves delivering low-level electrical impulses via an implanted device (sometimes referred to as a “pacemaker for pain”) to the spinal cord. This stimulation interferes with the transmission of pain signals to the brain and inhibits or blocks the sensation of pain felt by the patient. Neurostimulation for chronic pain is generally used to manage sharp, intense and constant pain arising from nerve damage or nervous system disorders referred to as neuropathic pain. Clinical results demonstrate that many patients who are implanted with a neurostimulation system for chronic pain experience a substantial reduction in pain, an increase in activity level, a reduction in use of narcotics and a reduction in hospitalization.

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

In combination with our wide array of implanted pulse generators, we market a broad variety of leads which are intended to give clinicians the flexibility to meet a broad range of patient needs. Our leads can be divided into three categories: percutaneous leads, paddle leads and perc-paddle leads. Our percutaneous leads consist of the 8-contact Octrode™ and 4-contact Quattrode™ lead designs. Our paddle lead offering consists of the Lamitrode™ family of leads. This family includes single and dual column paddle leads that provide up to two vertebral segments of coverage; Tripole™ leads, which feature a three-column electrode array and are designed to focus stimulation more precisely for enhanced targeting of low back pain; C-Series™ leads, shaped to mimic the curve of the epidural space of the spine and designed to facilitate lead placement and reduce lead migration; and the Penta™ lead, a five column lead, that is designed to provide enhanced stimulation control and specificity for focused stimulation therapy. Perc-paddle leads are a category of leads originated by St. Jude Medical with the advent of the Epiducer™ lead delivery system (European launch in 2010 and FDA approval 2011). The Epiducer™ system is primarily designed to allow the percutaneous introduction of our small profile S-Series™ paddle leads. S-Series leads are designed to have the focused stimulation and stability of a paddle lead yet, with the Epiducer™ lead delivery system, can now be introduced via a minimally invasive percutaneous procedure like a percutaneous lead.

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

Cardiovascular and Ablation Technologies Division (CATD): CATD is focused on the cardiovascular and atrial fibrillation therapy areas. Our atrial fibrillation products provide a complete system of access, diagnostic, visualization and ablation products that assist physicians in diagnosing and treating various irregular heart rhythms. Our ablation technologies are primarily designed to be used in the EP lab to guide and facilitate the percutaneous of delivery catheters to areas of the heart where arrhythmias occur. Our vascular products include active vascular closure devices, compression assist devices, pressure measurement guidewires, diagnostic coronary imaging technology, vascular plugs, percutaneous catheter introducers, diagnostic guidewires and a therapy for renal denervation. Our structural heart products include transcatheter aortic heart valves (TAVR), a full line of heart valve repair and replacement products and transcatheter structural heart defect devices. With our acquisition of AGA Medical, Inc. (AGA Medical) in November 2010, we expanded our structural heart product portfolio with devices for left atrial appendage (LAA) closure, congenital heart defects, patent foramen ovale (PFO) closure and vascular plugs to modify abnormal peripheral vessels with vascular plugs.

Atrial fibrillation products: AF and VT are other irregular rhythms of the heart that can be treated with device-based ablation therapies. AF is a condition in which the upper chambers of the heart (atria) beat rapidly and erratically, affecting the heart's ability to adequately pump blood to its lower chambers (ventricles) and subsequently to the rest of the body. Some of the complications caused by AF are increased risk of death or stroke, increased severity of stroke, increased hospitalizations and reduced quality of life due to palpitations and other AF-related symptoms. AF can have an impact on the heart as early as a few weeks after onset, causing cycles of remodeling, dysfunction and additional triggers which help progress the disease. These cycles both maintain and perpetuate AF from the state of initial induction, to paroxysmal (AF that begins suddenly and ends spontaneously) to persistent (recurring episodes lasting more than seven days) to long-standing persistent (ongoing and long term). We are committed to developing device-based ablation therapies for these conditions that offer the potential for a cure.
Our access products enable clinicians to facilitate the percutaneous delivery of diagnostic and ablation catheters to areas of the heart where arrhythmias occur. Our products include our Epicardial (EPI) Ablation System (FDA approval in April 2009) with AgilisTM EPI to facilitate catheter delivery epicardially (outside the chambers of the heart) and our Swartz™ and Swartz™ Braided Transseptal fixed-curve introducers to guide catheters to precise locations in the right and left atria.
Our ultrasound product line consists of the ViewMate™ Z Intracardiac Ultrasound System and ViewFlex™ family of catheters. In June 2012, we introduced the ViewFlex™ Xtra 4-way Intracardiac Echocardiography (ICE) catheter in the U.S. that features 4-way steering capabilities, and we received European CE Mark approval in December 2012.
For diagnosing arrhythmias percutaneously, we offer a portfolio of fixed-curve and steerable catheters. Our SupremeTM, Response™ and Inquiry™ fixed curve catheters gather electrical information from the heart to help determine the cause of an arrhythmia and/or the location of its source. Our steerable product lines include Livewire™ and Inquiry™ catheters which allow clinicians to move the catheter tip in precise movements to diagnose the more anatomically challenging areas within the heart. Our Reflexion Spiral™ (FDA approval in October 2006) and Inquiry™ Optima™ PLUS (FDA approval in March 2006) circular mapping catheters enable the physician to check for electrical isolation of the pulmonary vein openings during an AF ablation procedure. The Reflexion HD™ (FDA approval in January 2009) and Inquiry AFocus II™ Double Loop (FDA approval in August 2010) catheters are high-density, circular mapping catheters that are designed to leverage the mapping capabilities of the EnSite Velocity™ System to create accurate high-density heart chamber models and detailed electrical maps.
Our EnSite Velocity™ System, introduced in 2009, is a mapping and navigation system that, when used in conjunction with the EnSite Array™ non-contact mapping catheter or EnSite NavX™ navigation and visualization technology, creates three-dimensional cardiac models, allows for intracardiac diagnostic and ablation catheters to be located and navigated non-fluoroscopically within those models and provides electrical activity to be displayed in a color-coded fashion. The EnSite Velocity System also includes various modules and tools to assist the physician with their EP procedure. Our OneModel™ Tool facilitates the creation of detailed chamber models more quickly and accurately; our OneMap™ Tool allows simultaneous creation of chamber models and the associated electrical data in one step with more efficiency; and our RealReview™ function allows the user to view live and pre-recorded cardiac models and electrical maps simultaneously. Our EnSite Derexi™ module facilitates the exchange of information between the EnSite Velocity™ System and the EP-WorkMate™ recording system, to help improve efficiency and procedural workflow. Our EnSite Courier™ module can import and export datasets to and from the hospital's Picture Archiving and Storage (PACS) network.
We offer multiple ablation catheter configurations which focus on disabling abnormal tissue that causes or perpetuates arrhythmias. Our standard non-irrigated tip ablation catheters include our Livewire TC Ablation Catheters uni- and bi-directional models that offer stability and excellent contact with cardiac tissue. Our Safire™ (4mm and 5mm) and Safire TX™ (8mm) bi-directional ablation catheter product line offers a comprehensive range of catheter tip sizes (4mm and 5mm catheter tips, FDA approval in August 2006, and 8mm catheter tip, FDA approval in October 2007) and curve configurations and is built on our ComfortGrip™ handle platform that is designed for physician comfort and control during EP procedures. Our Therapy™ 4mm and 8mm tip standard catheter lines provide a range of curve options and temperature control. When used with our 1500 T-series Cardiac Ablation Generators, power can be effectively managed for the creation of ablation lines.
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
Through our acquisition of Endosense in 2013, we deepened our presence in the ablation catheter segment. The TactiCath™ Quartz ablation catheter with its force-sensing technology provides physicians a real-time measure of contact force being applied between the catheter tip and the endocardial tissue surface during cardiac electrophysiological mapping and catheter ablation procedures. We now have the potential to integrate the force-sensing technology to offer a MediGuide™-enabled force-sensing ablation catheter and incorporate force-sensing data into our Ensite Velocity™ Mapping System.
Interventional EP procedures, including catheter ablations and CRT procedures, expose operators, staff and patients to the significant risks of fluoroscopy. Our MediGuide™ technology is a platform to facilitate the reduction of fluoroscopy exposure while also increasing procedural efficiencies. The MediGuide™ technology consists of a hardware system which is integrated with the EP lab fluoroscopy system. Other products offered by our Company will also integrate with the MediGuide™ technology, including MediGuide™ sensor enabled diagnostic and irrigated ablation catheters, the EnSite Velocity™ system and certain CRT delivery tools. We continue to expand our MediGuide™ technology platform as additional integrated products are developed and approved. Early clinical work has demonstrated that the MediGuide™ technology can effectively reduce radiation exposure during EP lab procedures for physicians, patients and staff.
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

We offer our Confirm™ implantable cardiac monitor device (FDA approval and European CE Mark approval in September 2008). This small implantable device is designed to help physicians monitor abnormal cardiac rhythms.
Vascular Products: We offer a full portfolio of access and closure devices for interventionalists. Our vascular closure devices are used to close femoral and radial artery puncture sites following percutaneous coronary interventions (PCIs), diagnostic procedures and certain peripheral procedures. Active or passive (manual) compression is utilized to assist in closing artery puncture sites. Our active closure devices include our Angio-Seal™ product offering. The latest version is the Angio-Seal Evolution™, which features automated collagen compaction making it easier for the clinician to obtain immediate arterial hemostasis (cessation of bleeding) and rapid deployment of the device to obtain immediate arterial hemostasis. Prior versions of Angio-Seal™, Angio-Seal™ VIP and Angio-Seal™ STS Plus continue to generate revenue in our active closure product offering. Since its introduction to the market 17 years ago, more than 20 million Angio-Seal vascular closure devices have been utilized around the world. Our compression assist device offerings include both the RadiStop® and FemoStop™ compression assist devices to close puncture sites of the radial and femoral arteries, respectively. Compression assist devices are often used to maintain pressure on the arteriotomy in order to facilitate hemostasis.

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
In coronary artery disease diagnosis and intervention, the current treatment model typically relies on angiography. Our PCI Optimization platform provides interventional cardiologists with supplemental information on the physiologic and anatomical characteristics of a target lesion. Fractional Flow Reserve (FFR) measures blood flow through a stenotic coronary lesion with a special purpose coronary guidewire containing a pressure sensor. The resulting physiologic index is used to determine the functional severity of narrowings in the coronary arteries and specifically identifies which coronary narrowings are responsible for significantly obstructing the flow of blood (ischemia) to a patient's heart muscle. This information is used by the interventional cardiologist to direct coronary interventions (such as a stent procedure) and to assess the results of stent placement for improved treatment outcomes. Optical Coherence Tomography (OCT) provides comprehensive lesion assessment (anatomical) information - including plaque types, previous stent placement, and key landmarks such as side branches, which are important considerations during stent selection, deployment and assessment. OCT has 10-times higher image resolution and 20-times faster image capture over other imaging modalities such as intravascular ultrasound (IVUS); this resolution is instrumental in our ability to develop automated software tools that provide critical information to the physician almost instantaneously.
FFR has been on the market for 20 years and is supported by a robust portfolio of products and clinical data. Our PressureWire™ Aeris and Certus™ guidewires provide precise measurements of intravascular pressure during a cardiovascular procedure and aid physicians in determining the most beneficial lesions to treat. PressureWire™ Aeris is a proprietary device that transmits a pressure signal wirelessly and requires no cabling in the cardiac catheterization laboratory. Physicians can remove the device's handle and insert a stent delivery system directly over the PressureWire™ Aeris, eliminating the time and cost of using an additional, traditional guidewire.
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
The FAME 2 (FFR-Guided Percutaneous Coronary Intervention plus Optimal Medical Treatment vs. Optimal Medical Treatment Alone in Patients with Stable Coronary Artery Disease) trial was published in The New England Journal of Medicine in September 2012. The objective of the FAME 2 trial was to study the role of FFR in the treatment of stable coronary artery disease by comparing the clinical outcomes, safety and cost effectiveness of PCI guided by FFR plus medical therapy to medical therapy alone. PCI is a non-surgical procedure used to treat narrowed coronary arteries of the heart found in coronary artery disease. In patients with stable coronary artery disease undergoing PressureWire™-guided intervention, PCI plus medical therapy was found to significantly improve outcomes compared to medical therapy alone. Patients with one or more significant lesions who received FFR-guided PCI had an 86% relative reduction in the risk for developing acute coronary syndrome requiring unplanned hospital readmission with urgent revascularization. Patients also experienced greater relief of angina (chest pain due to obstruction or spasm of the coronary arteries) and improved quality of life. Additional analysis of FAME 2 data showed that FFR-guided PCI was also cost effective when compared to best-available medical therapy in patients with stable coronary disease.

Although OCT has been available on the market since 2004, in 2011 we launched our ILUMIEN™ PCI Optimization System, which integrated the functional modality of FFR and the anatomical modality of OCT into one platform for enhanced diagnostics and catheter lab efficiency. The ILUMIEN™ system includes wireless radio technology with the PressureWire™ Aeris guidewire for efficient integration into the clinical environment.
We have launched several important PCI Optimization products in the past year. The QUANTIEN™ system provides wireless FFR in any room with no set-up or cabling required. The interface is easy to navigate and the system is designed to be integrated into any lab set up with a variety of installation options. The PressureWire™ Receiver integrates directly into the installed hemodynamic system, providing information during the PCI procedure.
The ILUMIEN™ OPTIS PCI Optimization System builds upon the technology of the ILUMIEN™ platform. The ILUMIEN™ OPTIS system offers a faster, high-powered laser with enhanced resolution for microscopic examination of disease inside the artery to assist with stent placement. The system also offers real-time, three-dimensional (3-D) reconstruction, which provides a 360-degree panoramic view of the vessel, making it easier for physicians to visualize the area they are treating. Finally, stent planning tools provide the physician with key measurements, which facilitates the stent selection and placement based on detailed anatomical information. St. Jude Medical is the only company to have these tools available for immediate use with intravascular imaging. The Dragonfly™ Duo and the Dragonfly™ JP Imaging Catheter were also launched with ILUMIEN™ OPTIS and offer faster, longer pull-backs than their predecessor and allow the physician to assess more of the patient’s artery in less time.
Renal denervation is a potential emerging growth area for our vascular business. Renal denervation is a catheter-based ablation procedure that may provide lasting reduction in blood pressure for patients with resistant hypertension, or high blood pressure. In a renal denervation procedure, a catheter is introduced through the femoral artery in the leg to access the renal arteries that connect to the kidneys, where RF energy is delivered to create lesions (tiny scars) along the renal sympathetic nerves - a network of nerves that help control blood pressure. This intentional disruption of the nerve supply has been officially found to cause systolic and diastolic blood pressure to decrease. A typical normal blood pressure is below 120 systolic (the first number) and 80 diastolic (the second number) and is expressed as 120 / 80 mmHg. Hypertension, or high blood pressure, is a blood pressure greater than 140 / 90 mmHg.
We announced European CE Mark approval for the EnligHTN™ Renal Denervation System in May 2012 and launched EnligHTN™ outside of the United States in May 2012 with significant focus in select countries in Europe and in Australia. This renal denervation technology includes an ablation catheter, ablation generator and guiding catheter. The EnligHTN™ system is a multi-electrode ablation technology that features a unique, non-occlusive basket design that delivers a predictable pattern of four evenly-spaced transmural lesions with each catheter placement. This approach allows for continuous blood flow to the kidney during the procedure. Compared to single-electrode ablation systems, the multi-electrode EnligHTN™ system has the potential to improve consistency and minimize procedure time, which may result in improved workflow and cost efficiencies.
Our EnligHTN™ I clinical study is evaluating the safety and efficacy of the EnligHTN™ system in treatement of patients with resistant hypertension. The study's initial 30-day results reported a reduction of 28 mmHg systolic blood pressure and a reduction of 10 mmHg diastolic blood pressure which remained stable with a reduction of 24 mmHg points at 18 months. We will continue to follow-up and report on these patients at 24 months.
Our AMPLATZER™ Vascular Plugs are expandable, cylindrical devices made from nitinol wire that reduce, redirect or eliminate blood flow to unwanted blood vessels. The newest AMPLATZER™ Vascular Plug AVP 4 (FDA clearance in June 2012 and European CE Mark approval in July 2009) has a lower-profile and extends the reach of the AMPLATZER™ vascular plug family to smaller and often more distal blood vessels. Our AMPLATZER™ Vascular Plugs are designed for use in abnormal blood vessels outside the heart, below the neck and above the knee and utilize standard delivery systems commonly used by interventional radiologists and vascular surgeons in these procedures.

Structural Heart Products: Heart valve replacement or repair may be necessary because the native heart valve has deteriorated due to congenital defects or disease. Our structural heart valve products facilitate blood flow from the chambers of the heart throughout the entire body. Ongoing innovation led to the Regent™ mechanical heart valve which received European CE Mark approval in December 1999 and FDA approval in March 2002. Over the last 35 years St. Jude Medical has implanted more than two million mechanical heart valves.

With the acquisition of Biocor Industries, Inc. in 1996, St. Jude Medical strengthened its position in the tissue heart valve market. We currently market both the Epic™ and Biocor™ porcine stented tissue heart valves. In March 2010, we received European CE Mark approval for the Trifecta™ tissue heart valve, marking our expansion into the pericardial aortic stented tissue valve market. FDA approval for the Trifecta™ tissue valve followed in April 2011 and the product was launched in Japan in April 2012. The Trifecta™ tissue valve has a tri-leaflet stented pericardial design which offers hemodynamic performance (the optimization of blood flow through the valve) that mimics as closely as possible the flow of a natural, healthy heart valve. The Trifecta™ valve also features our patented Linx™ AC, an anti-calcification treatment designed to increase the valve's durability by reducing tissue mineralization (hardening) which is one of the primary causes of valve deterioration.
We also offer a full complement of heart valve repair products, including two fully flexible and two semi-rigid rings: the Tailor™ flexible ring and the Attune™ flexible adjustable annuloplasty ring, and the SJM™ Séguin Semi-Rigid Ring and the SJM™ Rigid Saddle Ring. Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral and tricuspid heart valves.
Building upon our experience in the surgical heart valve market, St. Jude Medical developed the Portico™ transcatheter aortic valve for a minimally invasive alternative to open heart surgery. Our transcatheter heart valve is fully repositionable and retrievable to give physicians increased control and accuracy during valve deployment. The Portico™ transcatheter 23 mm aortic valve and the transfemoral delivery system received European CE Mark approval in November 2012, and the 25 mm valve received European CE Mark approval in December 2013. We plan to expand the Portico™ portfolio and initiate the clinical studies for European CE Mark approvals of the 27 mm and 29 mm valves and transapical delivery system in 2014. In addition, we plan to begin a U.S. IDE trial to evaluate the safety and efficacy of the Portico™ transcatheter aortic valve and delivery systems for patients with symptomatic severe aortic stenosis and who are considered at high or extreme risk for open-heart surgery.
Through the acquisition of AGA Medical in 2010, we extended our structural heart portfolio to the transcatheter treatment of structural heart defects. We offer a full line of products for the treatment of the two common categories of heart defects (1) congenital defects consisting primarily of holes in the septum between the right and left sides of the heart and (2) device closure that may reduce the risk of ischemic stroke in patients with atrial fibrillation and/or PFO.
In 2013, we received FDA approval for the AMPLATZER™ Duct Occluder II (European CE Mark approval in 2008) for closure of patent ductus arteriosus. This device expands the percutaneous treatment indication for patent ductus arteriosus and builds upon our vast treatment options for congenital heart disease including the AMPLATZER™ Septal Occluder for closure of atrial septal defects (FDA approval in 2001 and European CE Mark approval in 1998), the AMPLATZER™ Muscular VSD Occluder for closure of muscular ventricular septal defects (FDA approval in 2007 and European CE Mark approval in 1998) and the AMPLATZER™ Duct Occluder for closure of patent ductus arteriosus (FDA approval in 2003 and European CE Mark approval in 1998). These devices are introduced via a small catheter that is inserted into the groin and advanced to the heart. Upon optimal placement, the device is deployed and the patient is typically monitored overnight, returning home the next day. Transcatheter closure offers pediatric and adult patients a minimally invasive alternative to surgery.
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
The results of the RESPECT trial were published in The New England Journal of Medicine in March of 2013. The RESPECT trial was a prospective, randomized (1:1) event-driven study and enrolled 980 patients at 69 centers across the U.S. and Canada. The trial compared PFO closure with the AMPLATZER™ PFO occluder to standard of care medical therapy. Stroke risk reduction with the AMPLATZER™ PFO occluder was observed across the totality of protocol-specified analyses with rates ranging from 46.6 percent to 72.7 percent.

The AMPLATZER™ Cardiac Plug (European CE Mark clearance in 2008) provides an alternative therapy for reducing the risk of stroke in patients with AF. AF is responsible for 15 to 20 percent of all ischemic strokes and studies report that up to 90 percent of the clots that form in patients with AF originate in the left atrial appendage.
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
We are one of the three principal manufacturers and suppliers in the global cardiac rhythm management market. Our primary competitors in this market are Medtronic, Inc. (Medtronic) and Boston Scientific Corporation (Boston Scientific). These two competitors have invested substantial amounts in research and development (R&D) in a highly competitive market where rapid technological change is expected to continue, requiring us to invest heavily in R&D and effectively market our products.
The neuromodulation market is one of medical technology’s fastest growing segments. We are one of three principal manufacturers of neurostimulation devices. Competitive pressures will increase in the future as our primary competitors, Medtronic and Boston Scientific, attempt to secure and grow their positions in the neuromodulation market. Although we also compete against smaller competitors such as privately held Nevro Corporation, barriers to entry for new competitors are high in the U.S. market due to a long and expensive product development and regulatory approval process as well as the intellectual property and patent positions existing in the market. However, other larger medical device companies may be able to enter the neuromodulation market by leveraging their existing medical device capabilities, thereby decreasing the time and resources required to enter the market.
The AF therapy area is broadening to include multiple therapy methods and treatments which include drugs, percutaneous delivery of diagnostic and ablation catheters, external electrical cardioversion and defibrillation, implantable defibrillators and open-heart surgery. As a result, we have numerous competitors in the emerging AF market. Larger competitors, such as Medtronic and Boston Scientific, have started to extend their presence in the AF market through acquisitions or by leveraging their cardiac rhythm management capabilities. Our primary competitors include Biosense Webster, a division of Johnson & Johnson, Inc (J&J), Medtronic and Boston Scientific.
The cardiovascular market is also highly competitive with numerous competitors. The majority of our sales are generated from our cardiac surgery products and our vascular products which include vascular closure devices, PCI optimization devices and peripheral embolization devices. We continue to hold the number one market position in the vascular closure device market; however, the market for vascular closure devices is highly competitive and there are several companies that manufacture and market these products worldwide. Our primary vascular closure device competitors are Abbott Laboratories, Cordis, a division of J&J, and AccessClosure, Inc. Additionally, we anticipate other companies will enter this market in the coming years, which will increase competition. The key competitors in the PCI optimization market (FFR and intravascular imaging) include Volcano Corporation, Boston Scientific and Terumo Cardiovascular Systems Corporation. Our primary competitors in the peripheral embolization market include Boston Scientific and Cook Medical, Inc. Our structural heart products include heart valve replacement and repair products and other structural heart defect devices. We are the world’s leading manufacturer and supplier in the mechanical heart valve market. Our principal competitors in the mechanical heart valve market are Sorin CarboMedics MV, Medtronic and several smaller manufacturers. In the tissue heart valve market, we compete against two principal tissue heart valve manufacturers – Edwards Lifesciences Corporation (Edwards Lifesciences) and Medtronic – as well as many other smaller manufacturers. Cardiac surgery therapies continue to shift from mechanical heart valves to tissue heart valves and repair products. Other competitors such as Edwards Lifesciences and Medtronic manufacture transcatheter heart valves that are marketed to patients who may be too frail for traditional heart valve surgery. The structural heart defect market has relatively few large competitors and high barriers to entry due to the intellectual property and clinical and regulatory processes required for product approval. Our primary competitors in the structural heart defect market include W.L. Gore & Associates and Boston Scientific.

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
Research and Development
We are focused on the development of new products and on improvements to existing products. R&D expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of certain new products and processes and to maintain the highest quality standards with respect to our existing products. Our R&D expenses were $691 million (12.6% of net sales) in 2013, $676 million (12.3% of net sales) in 2012 and $705 million (12.6% of net sales) in 2011. Our R&D expense as a percent of net sales remains consistent over the last few years, reflecting our continued commitment to fund future long-term growth opportunities. We also recognized $4 million of purchased in-process research and development (IPR&D) expense in 2011 in connection with the purchase of certain intellectual property assets. No IPR&D expense was recognized in 2013 or 2012 related to the purchase of certain intellectual property assets.
Acquisitions and Investments
In addition to generating growth internally through our own R&D activities, we also make strategic acquisitions and investments to access new technologies and therapy areas. We expect to continue to make acquisitions and investments in future periods to strengthen our business.
On August 19, 2013, we acquired all the outstanding shares of Endosense for the equivalent of $171 million (160 million Swiss Francs) in net cash consideration using available cash from outside the U.S. Endosense is based in Geneva, Switzerland and develops, manufactures and markets the TactiCath® irrigated ablation catheter to provide physicians a real-time, objective measure of the force to apply to the heart wall during a catheter ablation procedure. The Endosense force-sensing technology is CE Mark-approved for atrial fibrillation and supra ventricular tachycarida ablation. Under the terms of the acquisition agreement, we are obligated to make an additional cash payment of up to 150 million Swiss Francs (approximately $167 million at December 28, 2013), contingent upon both the achievement and timing of FDA approval. The business combination expanded our atrial fibrillation product portfolio and future product pipeline, including the potential to integrate the force-sensing technology to offer a MediGuide™-enabled force-sensing ablation catheter and incorporate force-sensing data into our EnSite Velocity™ Mapping System.

On October 11, 2013, we exercised our exclusive purchase option and acquired all the outstanding shares of Nanostim for $121 million in net cash consideration. We previously held an investment in Nanostim, which provided us an 18% voting equity interest. Nanostim is based in Sunnyvale, California and has the first leadless, miniaturized cardiac pacemaker system, which received CE mark approval in August 2013. The Nanostim™ leadless pacemaker also received FDA conditional approval for its Investigational Device Exemption application and pivotal clinical trial protocol to begin evaluating the technology in the U.S. Under the terms of the acquisition agreement, we are obligated to make additional cash payments of up to $65 million, contingent upon the achievement and timing of certain revenue-based milestones. The Nanostim acquisition expanded our cardiac rhythm management product portfolio and provides the potential for future product indications.

On June 7, 2013, we made an equity investment of $40 million in Spinal Modulation, Inc. (Spinal Modulation), a privately-held company that is focused on the development of an intraspinal neuromodulation therapy that delivers spinal cord stimulation targeting the dorsal root ganglion to manage chronic pain. The investment agreement resulted in a 19% voting equity interest and provided us the exclusive right, but not the obligation, to acquire Spinal Modulation for payments of up to $300 million during the period that extends through the completion of certain regulatory milestones. If we acquire Spinal Modulation, the contingent acquisition agreement also provides for additional consideration payments contingent upon the achievement of certain revenue-based milestones. In connection with the investment and contingent acquisition agreement, we also entered into an exclusive international distribution agreement and obtained significant decision-making rights over Spinal Modulation's operations and economic performance. We also committed to providing additional debt financing to Spinal Modulation of up to $15 million. Accordingly, effective June 7, 2013, in accordance with ASC Topic 810, Consolidations (ASC Topic 810), we determined that Spinal Modulation was a variable interest entity (VIE) for which St. Jude Medical was the primary beneficiary. Therefore, as of June 7, 2013, the financial condition and results of operations of Spinal Modulation were included in St. Jude Medical's consolidated financial statements. We continue to hold a 19% voting equity interest in Spinal Modulation and allocate the losses attributable to Spinal Modulation's noncontrolling shareholders to noncontrolling interest in St. Jude Medical's statements of earnings and consolidated balance sheets. The investment and exclusive international distribution agreement provide strategic opportunities for growing our neuromodulation chronic pain portfolio.
During 2010, we made an equity investment of $60 million in CardioMEMS, Inc. (CardioMEMS), a privately-held company that is focused on the development of a wireless monitoring technology that can be placed directly into the pulmonary artery to assess cardiac performance via measurement of pulmonary artery pressure. The investment agreement resulted in a 19% voting equity interest and provided us the exclusive right, but not the obligation, to acquire CardioMEMS for an additional payment of $375 million less any net debt payable to St. Jude Medical under a separate loan agreement entered into between CardioMEMS and the Company. In the first quarter of 2013, we obtained significant decision-making rights over CardioMEMS' operations and provided debt financing of $28 million to CardioMEMS which was collateralized by substantially all the assets of CardioMEMS including its intellectual property. In July 2013, we provided $9 million of additional debt financing to CardioMEMS. In accordance with ASC Topic 810, we reconsidered our arrangements with CardioMEMS and determined that effective February 27, 2013 CardioMEMS was a VIE for which St. Jude Medical is the primary beneficiary. As a result, as of February 27, 2013, the financial condition and results of operations of CardioMEMS were included in our consolidated financial statements. We continue to hold a 19% voting equity interest in CardioMEMS and allocate the losses attributable to CardioMEMS' noncontrolling shareholders to noncontrolling interest in St. Jude Medical's consolidated statements of earnings and consolidated balance sheets. The investment agreement provides strategic opportunities for of growing our cardiac rhythm management and heart failure therapy product portfolio.
Marketing and Distribution
Our products are sold in more than 100 countries throughout the world. No distributor organization or single customer accounted for more than 10% of our 2013, 2012 or 2011 consolidated net sales.
In the United States, we sell directly to healthcare providers primarily through a direct sales force. In Europe, we have direct sales organizations selling in 25 countries. In Japan, we sell directly to healthcare providers through a direct sales force, and we also continue to use longstanding independent distributor relationships. In Asia Pacific, we have direct sales organizations selling in eight countries, and we also utilize independent distributors. Throughout the rest of the world, we use a combination of independent distributors and direct sales forces.
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
International Operations
Our net sales and long-lived assets by significant geographic areas are presented in Note 15 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2013 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.
Our international business is subject to special risks such as: foreign currency exchange controls and fluctuations; the imposition of or increase in import or export duties, surtaxes, tariffs or customs duties; the imposition of import or export quotas or other trade restrictions; foreign tax laws and increased costs associated with overlapping tax structures; longer accounts receivable cycles; and other international regulatory, economic, legal and political problems. Such risks are further described in Item 1A, Risk Factors of our 2013 Annual Report to Shareholders filed on Form 10-K. Currency exchange rate fluctuations relative to the U.S. Dollar can affect our reported consolidated results of operations and financial position. See the

Market Risk section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in our 2013 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.
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
Suppliers
We purchase raw materials and other products from numerous suppliers. Our manufacturing requirements comply with the rules and regulations of the FDA and comparable agencies in foreign countries, which mandate validation of materials prior to use in our products. We purchase certain supplies used in our manufacturing processes from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Agreements with certain suppliers are terminable by either party upon short notice, and we have been advised periodically by some suppliers that, in an effort to reduce their potential product liability exposure, they may terminate sales of products to customers that manufacture implantable medical devices. While some of these suppliers have modified their positions and have indicated a willingness to continue to provide a product temporarily until an alternative vendor or product can be qualified (or even to reconsider the supply relationship), where a particular single-source supply relationship is terminated, we may not be able to establish additional or replacement suppliers for certain components or materials quickly. A reduction or interruption by a sole-source supplier of the supply of materials or key components used in the manufacturing of our products or an increase in the price of those materials or components could adversely affect our business, financial condition and results of operations.
Government Regulation
Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA), by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the FDCA and associated regulations, manufacturers of medical devices must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging, marketing and distribution of medical devices. Many medical devices must receive FDA clearance or approval before they can be commercially marketed in the United States. The most comprehensive level of approval requires the completion of an FDA-approved clinical evaluation program and submission and approval of a pre-market approval (PMA) application before a device may be commercially marketed. Our vascular closure devices, mechanical and tissue heart valves, ICDs, pacemakers and certain leads, neurostimulation devices and EP catheter applications require a PMA application or supplement to a PMA. Other leads and lead delivery tools, annuloplasty ring products, other neurostimulation devices and other EP and cardiology products are currently marketed under the less rigorous 510(k) pre-market notification procedure of the FDCA.
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
The FDA conducts inspections prior to approval of a PMA application to determine compliance with the quality system regulations that cover manufacturing and design. In addition, the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized, and may prevent or limit further marketing of products based on the results of these post-marketing programs. At any time after approval of a product, the FDA may conduct periodic inspections to determine compliance with both the FDA’s Quality System Regulation (QSR) requirements and/or current medical device reporting regulations. Product approvals by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The failure to comply with regulatory standards or the discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances or approvals, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims.

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
On February 8, 2013, CMS finalized regulations to implement the Physician Payment Sunshine Act enacted as part of the U.S. healthcare reform legislation. This rule will require us to report annually to CMS beginning in 2014 all payments and other transfers of value we make to physicians and teaching hospitals, as well as certain ownership or investments held by physicians or their family members. These annual reports will be publicly available.
Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of such information. In particular, the U.S. Department of Health and Human Services has issued patient privacy, security and breach notification standards for protected health information under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations (collectively "HIPAA Standards"). These HIPAA Standards govern the use and disclosure of protected health information by “covered entities,” which are healthcare providers that submit electronic claims, health plans and healthcare clearinghouses as well as their "business associates" and their subcontractors. Our employee health benefit plans are considered ‘covered entities’ and therefore are subject and adhere to the HIPAA Standards. Additionally, our Merlin.net™ Patient Care Network system may be a “business associate” and in this capacity adheres to the HIPAA Standards. Failure to comply with HIPAA Standards or any state or foreign laws regarding personal data protection may result in significant fines or penalties, lawsuits, and/or negative publicity.
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
Product Liability
The design, manufacture and marketing of our medical devices entail an inherent risk of product liability claims. Our products are often used in intensive care settings with seriously ill patients, and many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. There are a number of factors that could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products which we manufacture or sell, including component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. Product liability claims may be brought by individuals or by groups seeking to represent a class. We are currently the subject of product liability litigation proceedings and other proceedings described in more detail in Note 5 of the Consolidated Financial Statements in the Financial Report included in our 2013 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K.
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
Our facilities could be materially damaged by earthquakes, hurricanes and other natural disasters or catastrophic circumstances. Earthquake insurance is currently difficult to obtain, extremely costly, and restrictive with respect to scope of coverage. We do not currently maintain or intend to maintain earthquake insurance. Consequently, we could incur uninsured losses and liabilities arising from an earthquake near our California, Puerto Rico or Costa Rica facilities as a result of various factors, including the severity and location of the earthquake, the extent of any damage to our facilities, the impact of an earthquake on our workforce and on the infrastructure of the surrounding communities and the extent of damage to our inventory and work in process. While we believe that our exposure to significant losses from an earthquake could be partially mitigated by our ability to manufacture some of our products at our other manufacturing facilities, the losses could have a material adverse effect on our business for an indeterminate period of time before this manufacturing transition is complete and operates without significant disruption. Furthermore, our manufacturing facilities in Puerto Rico and Malaysia may suffer damage as a result of hurricanes and could result in lost production and additional expenses to us to the extent any such damage is not fully covered by our hurricane and business interruption insurance.
Employees
As of December 28, 2013, we had over 16,000 employees worldwide. Our employees are not represented by any labor organizations, with the exception of a limited number of employees in Europe and Brazil. We have never experienced a work stoppage as a result of labor disputes. We believe that our relationship with our employees is generally good.

Executive Officers of the Registrant
The following is a list of our executive officers as of February 21, 2014. For each position, the date in parentheses indicates the year during which each executive officer began serving in such capacity.

Name	Age	Position
Daniel J. Starks	59	Chairman (2004), President (2001) and Chief Executive Officer (2004)
John C. Heinmiller	59	Executive Vice President (2004)
Michael T. Rousseau	58	Chief Operating Officer (2014)
Lisa M. Andrade	42	Vice President, Chief Marketing Officer (2014)
Joel D. Becker	46	President, Americas Division (2011)
Mark D. Carlson, M.D.	58	Vice President, Global Clinical Affairs and Chief Medical Officer (2013)
Angela D. Craig	42	Vice President, Global Human Resources (2012)
Jeffery A. Dallager	39	Vice President and Corporate Controller (2014)
Rachel H. Ellingson	44	Vice President, Corporate Relations (2012)
Eric S. Fain, M.D.	53	Group President (2014)
Jeff A. Fecho	53	Vice President, Global Quality (2012)
Denis M. Gestin	50	President, International Division (2008)
Mark W. Murphy	45	Vice President, Information Technology and Chief Information Officer (2013)
Scott P. Thome	51	Vice President, Global Operations and Supply Chain (2014)
Jason A. Zellers	48	Vice President, General Counsel and Corporate Secretary (2011)
Donald J. Zurbay	46	Vice President (2006) and Chief Financial Officer (2012)

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

Mr. Heinmiller joined St. Jude Medical in May 1996 as a part of our acquisition of Daig Corporation, where Mr. Heinmiller had served as Vice President of Finance and Administration since 1995. In May 1998, he was named Vice President of Corporate Business Development. In September 1998, he was appointed Vice President, Finance and Chief Financial Officer and in May 2004 was promoted to Executive Vice President. Mr. Heinmiller was St. Jude Medical’s Chief Financial Officer from September 1998 through August 2012 and continues to serve as Executive Vice President, responsible for the global support and service functions including finance, human resources, legal, information technology, corporate relations, legal, security and business development.

Mr. Rousseau joined St. Jude Medical in 1999 as Senior Vice President, Cardiac Rhythm Management Global Marketing. In August 1999, Cardiac Rhythm Management Marketing and Sales were combined under his leadership. In January 2001, he was named President, U.S. Cardiac Rhythm Management Sales, and in July 2001, he was named President, U.S. Division, a position Mr. Rousseau held until January 2008, when he was promoted to Group President, initially responsible for the Company’s four product divisions. In November 2009, Mr. Rousseau’s Group President responsibilities were realigned, with the Company’s Cardiac Rhythm Management Division and U.S. Division reporting directly to him. Mr. Rousseau served as President, U.S. Division from November 2009 to October 2011. Mr. Rousseau continued to serve as Group President over the Cardiac Rhythm Management and Neuromodulation product divisions as well as the U.S. Division until August 2012 when his Group President responsibilities were expanded and broadened to include the Cardiovascular and Ablation Technologies Division (the former Cardiovascular and Atrial Fibrillation divisions), the Implantable Electronic Systems Division (the former Cardiac Rhythm Management and Neuromodulation divisions) and the U.S. Division. Mr. Rousseau also oversaw Global Regulatory and the Center for Innovation and Strategic Collaboration and served as the (Acting) Chief Marketing Officer. In January 2014, Mr. Rousseau was promoted to Chief Operating Officer of St. Jude Medical, expanding his responsibilities to include global sales, global marketing, technology development, operations and supply chain and quality.
Ms. Andrade joined St. Jude Medical in 1997 as a part of our acquisition of Ventritex, Inc. She held multiple leadership positions in engineering for the Company's cardiac rhythm management business. She left the Company in 1999 to pursue other interests and rejoined us in 2006. In March 2006, Ms. Andrade was named Senior Director, Systems Engineering, Cardiac Rhythm Management and in March 2009, she became the Divisional Director, Clinical and Systems Engineering. In March

2010, Ms. Andrade was promoted to Vice President, Connectivity for the U.S. Division and in February 2011 she was named Vice President, Education and Market Development, U.S. Division. Later, in October 2011, she was named the Senior Vice President, Marketing, U.S. Division. In July 2013, Ms. Andrade was promoted to Senior Vice President, Global Strategy and Market Development, and in January 2014, she was named the Chief Marketing Officer for St. Jude Medical.
Mr. Becker joined St. Jude Medical in 1993 as Senior Associate in Corporate Development. In 1999, he left the Company to join Myocor, Inc., a venture-backed heart failure company, as Senior Vice President. Mr. Becker returned to St. Jude Medical in 2002 where he held numerous leadership positions in both the Cardiovascular and Atrial Fibrillation divisions. He began serving as Vice President Program Management & Business Development for the Atrial Fibrillation Division from 2004 to February 2011. He then served as Senior Vice President, Marketing for the U.S. Division from February 2011 to October 2011. Mr. Becker was promoted in October 2011 to President, U.S. Division, which was expanded in January 2014 to become the Americas Division.
Dr. Carlson joined St. Jude Medical in November 2006 as Chief Medical Officer and Sr. Vice President, Clinical Affairs, Cardiac Rhythm Management. In June 2007, he was promoted to Chief Medical Officer and Senior Vice President Research and Clinical affairs, Cardiac Rhythm Management and the later expanded Implantable Electronics Systems Division (the former Cardiac Rhythm Management and Neuromodulation divisions). In September 2013, Dr. Carlson was named Vice President Global Clinical Affairs and Chief Medical Officer for St. Jude Medical.
Ms. Craig joined St. Jude Medical in May 2005 as Vice President of Communications and served in that position until being named Vice President, Corporate Relations, in January 2006. Ms. Craig was also named Vice President, Human Resources in August 2010. Ms. Craig was the Company's Vice President, Corporate Relations, from January 2006 through August 2012 and was promoted to Vice President, Global Human Resources in August 2012. Prior to joining St. Jude Medical, Ms. Craig spent 12 years with Smith & Nephew plc.
Mr. Dallager joined St. Jude Medical in October 2004 as Manager, Financial Reporting and was named Director, Financial Reporting in August 2005. In December 2006, Mr. Dallager was appointed to Vice President, Finance, Information Technology and Supply Chain for our Cardiovascular Division. In September 2009, Mr. Dallager was appointed to Senior Vice President, Finance for our U.S. Division and in January 2012, Mr. Dallager was named Senior Vice President, Finance and Supply Chain for our International Division. In January 2014, Mr. Dallager was promoted to Senior Vice President and Corporate Controller.
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
Dr. Fain joined St. Jude Medical in 1997 as a part of our acquisition of Ventritex, Inc., where he had served since 1987. In 1998, he was named Senior Vice President, Clinical Engineering and Regulatory Affairs, Cardiac Rhythm Management. In 2002, he was appointed Senior Vice President for Development and Clinical/Regulatory Affairs for Cardiac Rhythm Management and was promoted to Executive Vice President over those functions in 2005. In July 2007, Dr. Fain became President, Cardiac Rhythm Management Division and in August 2012, he became President, Implantable Electronic Systems Division (the former Cardiac Rhythm Management and Neuromodulation divisions). Dr. Fain's responsibilities expanded in January 2014 after being promoted to Group President of St. Jude Medical where he will oversee all global research and development activities and regulatory affairs.
Mr. Fecho joined St. Jude Medical in 2005 as Director of Quality for the Cardiovascular Division, served as Vice President of Quality for the Cardiovascular Division from 2008 to 2012 and became Vice President, Global Quality in January 2012. Prior to joining St. Jude Medical, he worked in research and development and quality operations for Boston Scientific, Inc.
Mr. Gestin joined St. Jude Medical in 1997 as the manager of cardiac rhythm management and catheter product sales in France. He was named Managing Director of St. Jude Medical France in 1999 and was promoted to Vice President, Northern Europe & Africa in 2002. He was named President of SJM Europe, Middle East, Africa and Canada in August 2004, and in January 2008, Mr. Gestin was promoted to President, International Division.
Mr. Murphy joined St. Jude Medical in January 2003 as Director, Corporate Information Technology. In September 2009, Mr. Murphy was named Senior Director of Enterprise Applications where he was responsible for business applications, including the global SAP program. In April 2013, Mr. Murphy was promoted to Vice President, Information Technology and Chief Information Officer.

Mr. Thome joined St. Jude Medical in 2000 as part of our acquisition of Vascular Science, Inc. Beginning in October 2000, Mr. Thome served as Director of Program Management and Process Development, Cardiac Surgery until October 2004 when he was promoted to Senior Director Program Management, Cardiology. In June 2005, Mr. Thome was named Vice President Operations, Cardiovascular and was subsequently promoted to Senior Vice President Operations, Cardiovascular in February 2010. In August 2012, his scope expanded to the Cardiovascular and Ablation Technologies Division (combining our legacy Cardiovascular and Atrial Fibrillation divisions). In January 2014, Mr. Thome was promoted to Vice President Global Operations and Supply Chain.
Mr. Zellers joined St. Jude Medical in 2006 as Vice President and General Counsel for the International Division. In October 2011, he was appointed St. Jude Medical’s Vice President, General Counsel and Corporate Secretary. Before joining St. Jude Medical, he was a partner at Armstrong Teasdale LLP and Schiff Hardin LLP and served as Senior Counsel at GE Healthcare.
Mr. Zurbay joined St. Jude Medical in 2003 as Director of Corporate Finance. In 2004, Mr. Zurbay was named Corporate Controller, and in January 2006 he was named Vice President and Corporate Controller. In August 2012, Mr. Zurbay was promoted to Chief Financial Officer.
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

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. For example, we are required to comply with the FDA's QSR, which mandates that manufacturers of medical devices adhere to certain quality assurance requirements pertaining to, among other things, validation of manufacturing processes, controls for purchasing product components, and documentation practices. As another example, the Federal Medical Device Reporting regulation requires us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, that a malfunction occurred which would be likely to cause or contribute to a death or serious injury upon recurrence. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA, which may result in observations on Form 483, and in some cases warning letters, that require corrective action. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize such medical devices, order a recall, repair, replacement, or refund of such devices, or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA has been increasing its scrutiny of the medical device industry and the government is expected to continue to scrutinize the industry closely with inspections, and possibly enforcement actions, by the FDA or other agencies. Additionally, the FDA may restrict manufacturing and impose other operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our financial condition and results of operations.

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

The PPACA and Health Care and Education Reconciliation Act were enacted into law in March 2010. As a U.S. headquartered company with significant sales in the United States, this health care reform law will materially impact us as well as the U.S. economy. Certain provisions of the law will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the law. Beginning in 2013, the law levies a 2.3% excise tax on the majority of our U.S. medical device sales, which has materially impacted our cash flows and results of operations. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

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

In March 2010, the PPACA and Health Care and Education Reconciliation Act were enacted into law in the United States, which included a number of provisions aimed at improving the quality and decreasing the costs of healthcare. The healthcare reform statutes have already resulted in significant reimbursement cuts in Medicare payments to hospitals and other healthcare providers. It is uncertain what consequences these provisions will have on patient access to new technologies and what impacts these provisions will have on Medicare reimbursement rates. Legislative or administrative reforms to the U.S. or international reimbursement systems that significantly reduce reimbursement for procedures using our medical devices or deny coverage for such procedures, or adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues, would have an adverse impact on the products, including clinical products, purchased by our customers and the prices our customers are willing to pay for them. This in turn would have an adverse effect on our financial condition and results of operations.

Our failure to comply with restrictions relating to reimbursement and regulation of healthcare goods and services may subject us to penalties and adversely affect our financial condition and results of operations.

Our devices are subject to regulation regarding quality and cost by the United States Department of Health and Human Services, including the CMS, as well as comparable state and foreign agencies responsible for reimbursement and regulation of healthcare goods and services. Foreign governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare goods and services. U.S. federal government healthcare laws apply when we submit a claim on behalf of a U.S. federal healthcare program beneficiary, or when a customer submits a claim for an item or service that is reimbursed under a U.S. federal government funded healthcare program, such as Medicare or Medicaid. The principal U.S. federal laws implicated include those that prohibit the filing of false or improper claims for federal payment, those that prohibit unlawful inducements for the referral of business reimbursable under federally-funded healthcare programs, known as the anti-kickback laws, and those that prohibit healthcare service providers seeking reimbursement for providing certain services to a patient who was referred by a physician that has certain types of direct or indirect financial relationships with the service provider, known as the Stark law.

The laws applicable to us are subject to evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties, including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or other federal programs. If we are excluded from participation based on such an interpretation, it could adversely affect our financial condition and results of operations.
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
We are currently the subject of product liability litigation proceedings and other proceedings described in more detail in Note 5 of the Consolidated Financial Statements in the Financial Report included in our 2013 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K. The outcome of product liability litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate monetary amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The final resolution of these types of litigation matters may take a number of years and we cannot reasonably estimate the time frame in which any potential settlements or judgments would be paid out or the amounts of any such settlements or judgments. In addition, the cost to defend any future product liability claims may be significant. Product liability claims, securities and commercial litigation and other current or future litigation, including any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered under our previously-issued product liability insurance policies and existing litigation reserves, could have a material adverse effect on our results of operations, financial position and cash flows.

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
The loss of any of our sole-source or single source suppliers or an increase in the price of inventory supplied to us could have an adverse effect on our business, financial condition and results of operations.
We purchase certain supplies used in our manufacturing processes from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Agreements with certain suppliers are terminable by either party upon short notice, and we have been advised periodically by some suppliers that in an effort to reduce their potential product liability exposure, they may terminate sales of products to customers that manufacture implantable medical devices. While some of these suppliers have modified their positions and have indicated a willingness to continue to provide a product temporarily until an alternative vendor or product can be qualified (or even to reconsider the supply relationship), where a particular single-source supply relationship is terminated, we may not be able to establish additional or replacement suppliers for certain components or materials quickly. This is largely due to the FDA approval system, which mandates validation of materials prior to use in our products, and the complex nature of manufacturing processes employed by many suppliers. In addition, we may lose a sole-source supplier due to, among other things, the acquisition of such a supplier by a competitor (which may cause the supplier to stop selling its products to us) or the bankruptcy of such a supplier, which may cause the supplier to cease operations. A reduction or interruption by a sole-source supplier of the supply of materials or key components used in the manufacturing of our products or an increase in the price of those materials or components could adversely affect our business, financial condition and results of operations.

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

In August 2012, we announced a business realignment plan to restructure our product divisions into two new operating divisions as well as restructure certain support functions by centralizing information technology, human resources, legal, business development and certain marketing functions. The actions initiated under this restructuring plan and other initiatives included workforce reductions, the transfer of certain product lines, the disposal of inventory and long-lived assets and other efforts to streamline our business.
On January 28, 2014, we announced further organizational changes to combine our IESD and CATD operating divisions, resulting in an integrated research and development organization and a consolidation of manufacturing and supply chain operations worldwide. This integration will be conducted in a phased approach throughout 2014. Our continuing global restructuring efforts are focused on streamlining our organization.
While these changes are part of a comprehensive plan to, among other things, accelerate our growth, reduce costs and leverage economies of scale, we may not realize the expected benefits of our restructuring initiatives and continuous improvement efforts. In addition, these actions and potential future restructuring actions could yield unintended consequences, such as distraction of management and employees, business disruption, reduced employee morale and productivity and unexpected additional employee attrition, including the inability to attract or retain key personnel. These consequences could negatively affect our business, financial condition and results of operations. We cannot guarantee that these restructuring measures, or other restructuring actions and expense reduction measures we take in the future, will result in the expected cost savings and additional operating efficiency we hope to achieve.

The success of many of our products depends upon strong relationships with physicians and other healthcare professionals.

If we fail to maintain our working relationships with physicians and other healthcare professionals, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products. The research, development, marketing and sales of many of our new and improved products is dependent upon our maintaining working relationships with physicians as well as other healthcare professionals, including hospital purchasing agents, who are becoming increasingly instrumental in making purchasing decisions for our products. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and the marketing and sale of our products. Physicians also assist us as researchers, marketing consultants, product consultants, inventors and as public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing and sales of our products could suffer, which could have a material adverse effect on our financial condition and results of operations. Our relationships with physicians and other healthcare professionals and other providers that use our products are regulated under the U.S. federal anti-kickback statute and similar state and foreign laws. We operate consistent with the AdvaMed Code of Ethics on Interactions with Health Care Professionals which provides guidance on marketing and other practices in our relationships with healthcare professionals and/or product purchasers. We also adhere to many similar codes in countries outside the United States. In addition, we have in place and are continuously improving our internal business integrity and compliance program and policies. Failure to comply with the federal anti-kickback law or similar state or foreign law could result in criminal or civil penalties, exclusion from federal programs, or the imposition of corporate integrity agreements resulting in significant administrative obligations and costs.

In addition, in February 2013, CMS finalized regulations to implement the Physician Payment Sunshine Act enacted as part of the U.S. healthcare reform legislation. This rule will require us to report annually to CMS beginning in 2014 all payments and other transfers of value we make to physicians and teaching hospitals, as well as certain ownership or investments held by physicians or their family members. These annual reports will be publicly available. Making these payments or other transfers of value publicly available could impact the number of physicians and others who are willing to work with us on the research and development of our products.
Instability in international markets or foreign currency fluctuations could adversely affect our results of operations.
We generate a significant amount of revenue from outside the United States with approximately 53% of our revenue in 2013 coming from our international markets. Our products are currently marketed in more than 100 countries around the world, with our largest geographic markets outside of the United States being Europe, Japan and Asia Pacific. As a result, we face currency and other risks associated with our international sales. We are exposed to foreign currency exchange rate fluctuations due to transactions denominated primarily in Euros, Japanese Yen, Canadian Dollars, Australian Dollars, Brazilian Reals, British Pounds and Swedish Kronor, which may potentially reduce the U.S. Dollars we receive for sales denominated in any of these foreign currencies and/or increase the U.S. Dollars we report as expenses in these currencies, thereby affecting our reported consolidated revenues, profit margins and results of operations. Fluctuations between the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of currency exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the volatility of currency exchange rates.
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

Economic conditions could adversely affect our results of operations.

In recent years, the global economic downturn, sovereign debt issues in European countries and the downgrade of the U.S. credit rating relating to federal budget concerns had a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. Continued global economic uncertainty and other factors beyond our control may adversely affect our ability to borrow money in the credit markets and to obtain financing for acquisitions or other general corporate and commercial purposes.

Instability in the global economy and financial markets can also affect our business through its effects on general levels of economic activity, employment and customer behavior. The rate of recovery from the recent recession in the United States and other markets has been slow. Central Banks around the world may move to tighten monetary conditions in an attempt to control inflation. Proposed cuts in federal spending in the United States over the next decade could result in cuts to, and restructuring of, entitlement programs such as Medicare and aid to states for Medicaid programs. Our hospital customers rely heavily on Medicare and Medicaid programs to fund their operations. Any cuts to these programs could negatively affect the business of our customers and our business. As a result of poor economic conditions, our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products or to pay for products they do purchase or have purchased on a timely basis, if at all. While the economic environment has begun to show signs of improvement, the strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our net sales, average selling prices, profit margins, procedural volumes and reimbursement rates from third party payors. In addition, adverse economic conditions may affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products.

On February 21, 2012, an agreement was reached between the Greek government and the European Union and International Monetary Fund whereby creditors would swap existing Greek government bonds for new bonds with a significant reduction in face value, a longer term and lower interest rates. This agreement, among other macroeconomic and factors specific to the distributor, negatively impacted the solvency and liquidity of our Greek distributor, resulting in a $57 million accounts receivable allowance charge recognized in our consolidated financial statements for the fiscal year ended December 31, 2011, which was subsequently written off during 2012. We recognized a $9 million accounts receivable allowance charge during 2013 in connection with a distributor termination in Europe and an additional $9 million accounts receivable allowance charge in 2011 for increased collection risk associated with a customer located in Europe.

We do continue to experience longer collection cycles for trade receivables in certain European member states, particularly in Southern Europe. We expect to fully collect on our outstanding receivables as of December 28, 2013, however, there can be no assurances that additional negative economic disruptions and slowdowns in Europe may result in us not fully collecting these receivables, adversely affecting our cash flows, financial position and results of operations. Additional prolongation of the economic disruptions in Europe may negatively impact reimbursement rates and procedural volumes and adversely affect our business and results of operations.
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
In March 2010, we received a Civil Investigative Demand (CID) from the Civil Division of the Department of Justice (DOJ). The CID requests documents and sets forth interrogatories related to communications by and within our organization on various indications for ICDs and a National Coverage Decision issued by Centers for Medicare and Medicaid Services. Similar requests were made of our major competitors. We provided our response to the DOJ in June 2010.
On September 20, 2012, the Office of Inspector General for the Department of Health and Human Services (OIG) issued a subpoena requiring us to produce certain documents related to payments made by our organization to healthcare professionals practicing in California, Florida, and Arizona, as well as policies and procedures related to payments made by us to non-employee healthcare professionals. We have provided our response to the OIG.
We are cooperating with the two open investigations and we are responding to these requests. However, we cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on us. We have not recorded an expense related to any potential damages in connection with these governmental matters because any potential loss is not probable or reasonably estimable. We cannot reasonably estimate a loss or range of loss, if any, that may result from these matters.

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
Further, governmental investigations involving our customers, such as the DOJ investigation of hospitals related to ICD utilization, may have a negative impact on the size of the cardiac rhythm management market. Our U.S. ICD sales represented approximately 19% of our worldwide consolidated net sales in 2013, and any changes in this market could have a material adverse effect on our financial condition and results of operations.
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
The occurrence of one or more natural disasters, such as hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes and tsunamis, severe changes in climate and geo-political events, such as acts of war, civil unrest or terrorist attacks, in a country in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. For example, we have significant facilities located in Sylmar and Sunnyvale, California, Puerto Rico and Costa Rica. Earthquake insurance is currently difficult to obtain, extremely costly and restrictive with respect to scope of coverage. We do not currently maintain or intend to maintain earthquake insurance. Consequently, we could incur uninsured losses and liabilities arising from an earthquake near our California, Puerto Rico or Costa Rica facilities as a result of various factors, including the severity and location of the earthquake, the extent of any damage to our facilities, the impact of an earthquake on our workforce and on the infrastructure of the surrounding communities and the extent of damage to our inventory and work in process. While we believe that our exposure to significant losses from an earthquake could be partially mitigated by our ability to manufacture some of our products at our other manufacturing facilities, the losses could have a material adverse effect on our business for an indeterminate period of time before this manufacturing transition is complete and operates without significant problems. Furthermore, our manufacturing facilities in Puerto Rico or Malaysia may suffer damage as a result of hurricanes and could result in lost production and additional expenses to us to the extent any such damage is not fully covered by our hurricane and business interruption insurance. Even with insurance coverage, natural disasters or other catastrophic events, including acts of war, could cause us to suffer substantial losses in our operational capacity and could also lead to a loss of opportunity and to a potential adverse impact on our relationships with our existing customers resulting from our inability to produce products for them, for which we would not be compensated by existing insurance. This in turn could have a material adverse effect on our financial condition and results of operations.
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
We are increasingly dependent on sophisticated information technology for our products and infrastructure. We have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities, including the conversion to a new enterprise resource planning system. Our information and manufacturing systems, as well as our products that incorporate information technology, require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and products and develop new systems and products to keep pace with continuing changes in information processing technology, mobile device technology, evolving systems and regulatory standards and the need to protect patient and customer information. In addition, third parties may attempt to hack into our systems or products in order to, among other things, compromise the integrity of those systems or products, obtain data relating to patients with our products or obtain the Company's proprietary information. If we fail to maintain or protect the integrity of our information and manufacturing systems and our products that incorporate information technology, we could lose existing customers, have difficulty attracting new customers, have difficulty manufacturing product, have problems with product functionality that could pose a risk to patients, have difficulty preventing, detecting and controlling fraud, become subject to product recalls, regulatory sanctions or penalties, experience increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or suffer other adverse consequences. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding the information capabilities of our systems and products, protecting and enhancing the integrity of our systems and products and developing new systems and products to keep pace with continuing changes in information processing technology will be successful or that additional systems or product issues will not arise in the future. Any significant breakdown, intrusion, interruption, corruption or destruction of our systems or products, as well as any data breaches, could have a material adverse effect on our business.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition and results of operations.
We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our results of operations and financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as past proposals by the Obama administration, if enacted, could have a significant adverse impact on our future results of operations. In addition, recent health care legislation levies a 2.3% excise tax on the majority of our U.S. medical device sales that began in 2013.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
We own our principal executive offices, which are located in St. Paul, Minnesota. Our manufacturing facilities currently operating are located in California, Minnesota, Arizona, South Carolina, Texas, New Jersey, Oregon, Massachusetts, Brazil, Puerto Rico, Costa Rica, Malaysia and Thailand. We own approximately 70% (700,000 square feet) of our total manufacturing space. We also maintain sales and administrative offices in the United States at 33 locations in 11 states and outside the United States at 101 locations in 35 countries. With the exception of 17 locations, all of these locations are leased.
We believe that all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations. During 2013, we exited our leased Maple Grove, Minnesota facility and completed the expansion of our Plymouth, Minnesota facility to house manufacturing, research and development and office space for our CATD operations.
During 2013, we expanded our manufacturing square footage by 5% in our Costa Rica facility. Currently CATD is utilizing the facility for manufacturing, laboratory, office and support areas.

Item 3.	LEGAL PROCEEDINGS
We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated. Our significant legal proceedings are discussed in Note 5 of the Consolidated Financial Statements in the Financial Report included in St. Jude Medical’s 2013 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference. While it is not possible to predict the outcome for most of the legal proceedings discussed in Note 5, the costs associated with such proceedings could have a material adverse effect on our consolidated results of operations, financial position and cash flows of a future period.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There were no sales of unregistered securities during the 2013 fiscal year. The information set forth under the Stock Exchange Listings caption in the Financial Report included in St. Jude Medical’s 2013 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference. The following table provides information about the shares we repurchased during the fourth quarter of 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
9/29/2013 - 10/26/2013	—	$—	—	$—
10/27/2013 - 11/30/2013	—	—	—	—
12/1/2013 - 12/28/2013	4,427,100	60.18	4,427,100	433,587,279
Total	4,427,100	$60.18	4,427,100	$433,587,279

(a) On December 9, 2013, our Board of Directors authorized a share repurchase program of up to $700 million of our outstanding common stock. We began repurchasing shares on December 11, 2013 and we repurchased 4.4 million shares for $266 million at an average repurchase price of $60.18 per share through December 28, 2013. We completed the repurchases under the program on January 17, 2014, repurchasing at total of 11.1 million shares for $700.0 million at an average repurchase price of $63.07 per share.

Item 6.	SELECTED FINANCIAL DATA
The information set forth under the caption Five-Year Summary Financial Data in the Financial Report included in St. Jude Medical’s 2013 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2013 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Financial Report included in St. Jude Medical’s 2013 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements and Notes thereto and the Reports of Independent Registered Public Accounting Firm set forth in the Financial Report included in St. Jude Medical’s 2013 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934) as of December 28, 2013. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of and for the year ended December 28, 2013.

Management’s annual report on our internal control over financial reporting is provided in the Financial Report included in St. Jude Medical’s 2013 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference. The effectiveness of our internal control over financial reporting as of December 28, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided in the Financial Report included in St. Jude Medical’s 2013 Annual Report to Shareholders and filed as Exhibit 13 to this Form 10-K and incorporated herein by reference.
During the fiscal quarter ended December 28, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the captions Proposal to Elect Directors, Director Qualifications, Director Nomination Process, Director Independence and Audit Committee Financial Literacy and Expertise, Committees of the Board of Directors and Section 16(a) Beneficial Ownership Reporting Compliance in St. Jude Medical’s Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference. The information set forth under the caption Executive Officers of the Registrant in Part I, Item 1 of this Form 10-K is incorporated herein by reference.
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
The information set forth under the captions Compensation of Directors, Director Compensation Table, Executive Compensation and Compensation Committee Interlocks and Insider Participation in St. Jude Medical’s Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes information regarding our equity compensation plans in effect as of December 28, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Stock plans approved by shareholders (3)	18,900,530	$39.99	15,666,712

St. Jude Medical, Inc. 2007 Employee Stock Purchase Plan approved by shareholders	—	—	5,809,987

All equity compensation plans approved by shareholders	18,900,530	$39.99	21,476,699

Equity compensation plans not approved by shareholders	—	—	—

Total	18,900,530	$39.99	21,476,699

Footnotes

(1)
Excludes, as of December 28, 2013, 17,911 shares underlying outstanding stock options assumed by us in connection with our acquisition of Advanced Neuromodulation Systems, Inc. (ANS) which were originally granted pursuant to the following plans of ANS: the Quest Medical, Inc. 1995 Stock Option Plan, the Quest Medical, Inc. 1998 Stock Option Plan, the ANS 2000 Stock Option Plan, the ANS 2001 Employee Stock Option Plan, the ANS 2002 Stock Option Plan and the ANS 2004 Stock Incentive Plan. The options are administered pursuant to the terms of the plan under which they were originally granted. No future options will be granted under these acquired plans.

(2)
The shares available for future issuance as of December 28, 2013 included 107,439 shares available for restricted stock grants under the St. Jude Medical, Inc. 2000 Stock Plan, as amended; and, if all remaining shares authorized for issuance under the 2007 Stock Incentive Plan, as amended and restated, were allocated to full value awards such that no additional stock options could be granted under the 2007 Stock Incentive Plan, up to 6,158,808 shares available for full value awards under the 2007 Stock Incentive Plan.

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
The information set forth under the captions Related Person Transactions and Director Independence and Audit Committee Financial Literacy and Expertise in St. Jude Medical’s Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm in St. Jude Medical’s Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this Report
	(1)	Financial Statements

The following Consolidated Financial Statements of St. Jude Medical and Reports of Independent Registered Public Accounting Firm as set forth in the Financial Report included in St. Jude Medical’s 2013 Annual Report to Shareholders are incorporated herein by reference from Exhibit 13 attached hereto:

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings – Fiscal Years ended December 28, 2013, December 29, 2012 and December 31, 2011
Consolidated Statements of Comprehensive Income – Fiscal Years ended December 28, 2013, December 29, 2012 and December 31, 2011
Consolidated Balance Sheets – December 28, 2013 and December 29, 2012
Consolidated Statements of Shareholders’ Equity – Fiscal Years ended December 28, 2013, December 29, 2012 and December 31, 2011
Consolidated Statements of Cash Flows – Fiscal Years ended December 28, 2013, December 29, 2012 and December 31, 2011
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

4.6
Fourth Supplemental Indenture of Trust, dated as of April 2, 2013, between the Company and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to St. Jude Medical’s Current Report on Form 8-K filed on April 2, 2013.

10.1
Form of Indemnification Agreement that St. Jude Medical has entered into with executive officers is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Annual Report on Form 10-K for the year ended January 1, 2011.

10.2
Form of Indemnification Agreement that St. Jude Medical has entered into with directors is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Annual Report on Form 10-K for the year ended January 1, 2011.

10.3	St. Jude Medical, Inc. Management Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 11, 2009. *

10.4
St. Jude Medical, Inc. Management Savings Plan, restated effective January 1, 2008, is incorporated by reference to Exhibit 10.1 of St. Jude Medical’s Current Report on Form 8-K filed on October 29, 2008.*

10.5
First Amendment to the St. Jude Medical, Inc. Management Savings Plan is incorporated by reference to Exhibit 4.2 to St. Jude Medical's Registration Statement on Form S-8 filed on August 8, 2012 (Commission File No. 333-183158). *

10.6	Second Amendment to the St. Jude Medical, Inc. Management Savings Plan effective June 1, 2012. *#

Exhibit	Exhibit Index

10.7
St. Jude Medical, Inc. 2007 Employee Stock Purchase Plan, as amended effective August 1, 2013, is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013.*

10.8
St. Jude Medical, Inc. 1997 Stock Option Plan is incorporated by reference to Exhibit 4.1 of St. Jude Medical’s Registration Statement on Form S-8 filed December 22, 1997 (Commission File No. 333-42945). *

10.9
Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 1997 Stock Option Plan is incorporated by reference to Exhibit 10.2 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008. *

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

10.15	St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 16, 2006. *

10.16
Amendment, dated as of October 23, 2008, to the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.5 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008. *

10.17
Amendment, dated as of May 1, 2013, to the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.1 of St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013. *

10.18
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (amended 2011) and related Notice of Non-Qualified Stock Option Grant for options granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.2 to St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.19
Form of Non-Qualified Stock Option Agreement for Employees (amended 2011) and the related Notice of Non-Qualified Stock Option Grant for options granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.3 of St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.20
Form of Non-Qualified Stock Option Agreement (amended 2011) and related Notice of Non-Qualified Stock Option Grant for options granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.4 of St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

Exhibit	Exhibit Index

10.21
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (amended 2011) and related Notice of Non-Qualified Stock Option Grant for options granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.5 of St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.22
Form of Restricted Stock Award Agreement (amended 2011) and related Restricted Stock Award Certificate for restricted stock granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.6 to St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.23
Form of Restricted Stock Units Award Agreement (amended 2011) and related Restricted Stock Units Award Certificate for restricted stock units granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.7 to St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.24
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.21 of St. Jude Medical, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012. *

10.25
Form of Non-Qualified Stock Option Agreement for Employees and the related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.22 of St. Jude Medical, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012. *

10.26	St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended and restated (2011), is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 13, 2011. *

10.27
Form of Non-Qualified Stock Option Agreement (Global) and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan is incorporated by reference to Exhibit 10.24 of St. Jude Medical, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012. *

10.28
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan is incorporated by reference to Exhibit 10.25 of St. Jude Medical, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012. *

10.29
Form of Restricted Stock Award Agreement and related Restricted Stock Award Certificate for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan is incorporated by reference to Exhibit 10.26 of St. Jude Medical, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012. *

10.30
Form of Restricted Stock Units Award Agreement (Global) and related Restricted Stock Units Award Certificate for restricted stock units granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan is incorporated by reference to Exhibit 10.27 of St. Jude Medical, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012. *

10.31
St. Jude Medical, Inc. Amended and Restated 1995 Stock Option Plan (formerly the Quest Medical, Inc. 1995 Stock Option Plan) is incorporated by reference to Exhibit 10.12 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.32
St. Jude Medical, Inc. Amended and Restated 1998 Stock Option Plan (formerly the Quest Medical, Inc. 1998 Stock Option Plan) is incorporated by reference to Exhibit 10.13 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

Exhibit	Exhibit Index

10.33
St. Jude Medical, Inc. Amended and Restated 2000 Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2000 Stock Option Plan) is incorporated by reference to Exhibit 10.14 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.34
St. Jude Medical, Inc. Amended and Restated 2001 Employee Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2001 Employee Stock Option Plan) is incorporated by reference to Exhibit 10.15 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.35
St. Jude Medical, Inc. Amended and Restated 2002 Stock Option Plan (formerly the Advanced Neuromodulation Systems, Inc. 2002 Stock Option Plan) is incorporated by reference to Exhibit 10.16 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.36
St. Jude Medical, Inc. Amended and Restated 2004 Stock Incentive Plan (formerly the Advanced Neuromodulation Systems, Inc. 2004 Stock Incentive Plan) is incorporated by reference to Exhibit 10.17 of St. Jude Medical’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.37
Form of Severance Agreement between St. Jude Medical, Inc. and executive officers hired prior to December 10, 2012 is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on January 7, 2009. *

10.38
Form of Severance Agreement between St. Jude Medical, Inc. and executive officers hired on or after December 10, 2012 is incorporated by reference to Exhibit 10.35 of St. Jude Medical, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012. *

10.39
Multi-Year $1,500,000,000 Credit Agreement dated as of May 31, 2013 among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, and the other Lenders party thereto. *#

10.40	$500,000,000 Term Loan Agreement dated as of June 26, 2013 among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as the Lender. *#

12	Computation of Ratio of Earnings to Fixed Charges. #

13	Portions of St. Jude Medical’s 2013 Annual Report to Shareholders. #

21	Subsidiaries of the Registrant. #

23	Consent of Independent Registered Public Accounting Firm. #

24	Power of Attorney. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

Exhibit	Exhibit Index

101
Financial statements from the Annual Report on Form 10-K of St. Jude Medical, Inc. for the year ended December 28, 2013, formatted in XBRL: (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
#	Filed as an exhibit to this Annual Report on Form 10-K.

(b)	Exhibits: Reference is made to Item 15(a)(3).

(c)	Schedules:
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance	Additions		Deductions
Description	at Beginning of Year	Charged to Expense	Other (2)	Write-offs (1)	Other (2)	Balance at End of Year
Allowance for doubtful accounts:
Fiscal year ended
December 28, 2013	$47	$14	$—	$(16)	$—	$45
December 29, 2012	$101	$6	$1	$(61)	$—	$47
December 31, 2011	$35	$72	$—	$(3)	$(3)	$101

(1)
Uncollectible accounts written off, net of recoveries. During 2012, the Company wrote-off $55 million related to its Greek distributor, previously reserved for during the fiscal year ended December 31, 2011.

(2)	In 2012 and 2011, $1 million and $(3) million, respectively, of “other” represents the effects of changes in foreign currency translation.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JUDE MEDICAL, INC.

Date:	February 25, 2014	By:	/s/ DANIEL J. STARKS
Daniel J. Starks
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 25th day of February, 2014.

/s/ DANIEL J. STARKS	Chairman of the Board, President and Chief Executive Officer
Daniel J. Starks	(Principal Executive Officer)

/s/ DONALD J. ZURBAY	Vice President, Finance and Chief Financial Officer
Donald J. Zurbay	(Principal Financial and Accounting Officer)

*	Director
John W. Brown

*	Director
Richard R. Devenuti

*	Director
Stuart M. Essig

*	Director
Barbara B. Hill

*	Director
Michael A. Rocca

*	Director
Stefan K. Widensohler

*	Director
Wendy L. Yarno

* By: /s/ JASON A. ZELLERS
Jason A. Zellers
Attorney-in-Fact