Form 10-Q
period 2014-03-29
ST JUDE MEDICAL INC
filed 2014-05-06
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2014 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.
Commission File Number: 1-12441
ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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

The number of shares of common stock, par value $.10 per share, outstanding on May 2, 2014 was 284,225,072.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net sales	$1,363	$1,338
Cost of sales:
Cost of sales before special charges	382	359
Special charges	1	18
Total cost of sales	383	377
Gross profit	980	961
Selling, general and administrative expense	465	468
Research and development expense	170	160
Special charges	33	25
Operating profit	312	308
Other expense, net	20	48
Earnings before noncontrolling interest and income taxes	292	260
Income tax expense	53	38
Net earnings before noncontrolling interest	239	222
Net loss attributable to noncontrolling interest	(10)	(1)
Net earnings attributable to St. Jude Medical, Inc.	$249	$223

Net earnings per share attributable to St. Jude Medical, Inc.:
Basic	$0.88	$0.78
Diluted	$0.86	$0.78
Cash dividends declared per share:	$0.27	$0.25
Weighted average shares outstanding:
Basic	284.4	285.3
Diluted	289.3	287.4
See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net earnings before noncontrolling interest	$239	$222
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale securities	—	(1)
Unrealized gain on derivative financial instruments	—	3
Foreign currency translation adjustment	10	(27)
Other comprehensive income (loss)	10	(25)
Total comprehensive income before noncontrolling interest	249	197
Total comprehensive loss attributable to noncontrolling interest	(10)	(1)
Total comprehensive income attributable to St. Jude Medical, Inc.	$259	$198
See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share amounts)

	March 29, 2014
	(Unaudited)	December 28, 2013
ASSETS
Current Assets
Cash and cash equivalents	$1,446	$1,373
Accounts receivable, less allowance for doubtful accounts of $47 million and $45 million at March 29, 2014 and December 28, 2013, respectively	1,359	1,422
Inventories	781	708
Deferred income taxes, net	232	229
Other current assets	161	178
Total current assets	3,979	3,910
Property, plant and equipment, at cost	2,829	2,799
Less accumulated depreciation	(1,430)	(1,389)
Net property, plant and equipment	1,399	1,410
Goodwill	3,534	3,524
Intangible assets, net	890	911
Deferred income taxes, net	102	116
Other assets	387	377
TOTAL ASSETS	$10,291	$10,248
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$63	$62
Accounts payable	192	247
Dividends payable	77	72
Income taxes payable	43	32
Employee compensation and related benefits	250	312
Other current liabilities	632	655
Total current liabilities	1,257	1,380
Long-term debt	3,847	3,518
Deferred income taxes, net	244	240
Other liabilities	715	706
Total liabilities	6,063	5,844
Commitments and Contingencies (Note 6)	—	—
Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 284,075,614 and 289,117,352 shares issued and outstanding at March 29, 2014 and December 28, 2013, respectively)	29	29
Additional paid-in capital	58	220
Retained earnings	3,922	3,936
Accumulated other comprehensive income	56	46
Total shareholders' equity before noncontrolling interest	4,065	4,231
Noncontrolling interest	163	173
Total shareholders’ equity	4,228	4,404
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,291	$10,248
See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Three Months Ended	March 29, 2014	March 30, 2013
OPERATING ACTIVITIES
Net earnings before noncontrolling interest	$239	$222
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	76	68
Amortization of debt premium, net	(1)	(3)
Contingent consideration fair value adjustment, net	1	—
Stock-based compensation	17	16
Excess tax benefits from stock issued under employee stock plans	(9)	—
Deferred income taxes, net	16	(3)
Other, net	1	34
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	67	(5)
Inventories	(65)	7
Other current assets	13	(67)
Accounts payable and accrued expenses	(103)	(96)
Income taxes payable	21	10
Net cash provided by operating activities	273	183
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(46)	(65)
Proceeds from sale of investments	4	—
Other investing activities, net	—	(4)
Net cash used in investing activities	(42)	(69)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued, net	60	51
Excess tax benefits from stock issued under employee stock plans	9	—
Common stock repurchased, including related costs	(476)	(609)
Dividends paid	(72)	(68)
Issuances (payments) of commercial paper borrowings, net	326	307
Other financing activities, net	(6)	(14)
Net cash used in financing activities	(159)	(333)
Effect of currency exchange rate changes on cash and cash equivalents	1	(9)
Net increase in cash and cash equivalents	73	(228)
Cash and cash equivalents at beginning of period	1,373	1,194
Cash and cash equivalents at end of period	$1,446	$966

Noncash investing and financing activities:
Additions in noncontrolling ownership interest	$—	$84
See notes to the condensed consolidated financial statements.

ST. JUDE MEDICAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION
Principles of Consolidation: The accompanying unaudited condensed consolidated financial statements of St. Jude Medical, Inc. (St. Jude Medical or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (U.S. generally accepted accounting principles) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (2013 Annual Report on Form 10-K).
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
On January 28, 2014, the Company announced organizational changes to combine its Implantable Electronic Systems Division (IESD) and Cardiovascular and Ablation Technologies Division (CATD) operating divisions, resulting in an integrated research and development organization and a consolidation of manufacturing and supply chain operations worldwide. The integration will be conducted in a phased approach throughout 2014. The Company's continuing global restructuring efforts are focused on streamlining its organization to improve productivity, reduce costs and leverage its scale to drive additional growth. The Company will continue to report under the existing reportable segment structure for internal management financial forecasting and reporting purposes into fiscal year 2014 until the organizational changes and the related financial reporting structure are finalized. The financial reporting structure has not changed as of and for the period ended March 29, 2014 and continues to be consistent with the 2013 comparable periods. See Note 14 for further information on the Company's segments.

New Accounting Pronouncements: In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11 (ASU 2013-11), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists with certain exceptions. The Company is required to prospectively adopt ASU 2013-11 in the first reporting period beginning after December 15, 2013. The Company's adoption of ASU 2013-11 during the first quarter of 2014 resulted in a $14 million reclassification from other liabilities to deferred income taxes, net (noncurrent assets) on its Condensed Consolidated Balance Sheets.

NOTE 2 – BUSINESS COMBINATIONS
Endosense S.A.: On August 19, 2013, the Company acquired all the outstanding shares of Endosense S.A. (Endosense) for the equivalent of $171 million (160 million Swiss Francs) in net cash consideration using available cash from outside the United States (U.S.). Endosense is based in Geneva, Switzerland and develops, manufactures and markets the TactiCath® irrigated ablation catheter to provide physicians a real-time, objective measure of the force to apply to the heart wall during a catheter ablation procedure. The Endosense force-sensing technology is CE Mark-approved for atrial fibrillation and supra ventricular tachycardia ablation. Under the terms of the acquisition agreement, the Company is obligated to make an additional cash payment of up to 150 million Swiss Francs (approximately $169 million at March 29, 2014), contingent upon both the achievement and timing of U.S. Food and Drug Administration (FDA) approval.

Consistent with the provisions of the Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC Topic 805) the Company accrued the contingent payment on the date of acquisition after determining its fair value of $132 million in arriving at $303 million of total consideration, net of cash acquired. The contingent consideration liability (approximately $141 million at March 29, 2014) is reflected in other current liabilities as of March 29, 2014 and is remeasured to fair value at each reporting period with changes in fair value reflected in the Condensed Consolidated Statements of Earnings. The purchase price allocation is preliminary subject to finalization of the fair value valuation.

Nanostim, Inc.: On October 11, 2013, the Company exercised its exclusive purchase option and acquired all the outstanding shares of Nanostim, Inc. (Nanostim) for $121 million in net cash consideration. The Company previously held an investment in Nanostim, which provided the Company with an 18% voting equity interest. Nanostim is based in Sunnyvale, California and has developed the first leadless, miniaturized cardiac pacemaker system, which received CE Mark approval in August 2013. The Nanostim™ leadless pacemaker also received FDA conditional approval in September 2013 for its Investigational Device Exemption application and pivotal clinical trial protocol to begin evaluating the technology in the U.S. The terms of the Company’s original investment agreement with Nanostim included an exclusive fixed price purchase option to acquire the remaining 82% equity interest in Nanostim. In accordance with ASC Topic 810, Consolidations (ASC Topic 810), the Company previously concluded that Nanostim was a VIE, but that St. Jude Medical was not the primary beneficiary as it did not retain power to direct the activities of Nanostim that most significantly impacted its economic performance. The Company previously reflected its investment in Nanostim as a cost method investment in other assets.

At the time of acquisition, the Company's 18% voting equity interest in Nanostim was remeasured to fair value of $33 million, which approximated its carrying value, and the related remeasurement gain was not material. Under the terms of the acquisition agreement, the Company is obligated to make additional cash payments of up to $65 million, contingent upon the achievement and timing of certain revenue-based milestones. Consistent with the provisions of ASC Topic 805, the Company accrued the contingent payment after determining its fair value of $56 million in arriving at $210 million of total consideration, net of cash acquired. The contingent consideration accrual (approximately $57 million at March 29, 2014) is reflected in other liabilities and is remeasured to fair value at each reporting period with changes in fair value reflected in the Condensed Consolidated Statements of Earnings. The purchase price allocation is preliminary subject to finalization of the fair value valuation.

The following table summarizes the purchase price allocation of the estimated fair values of net assets acquired and liabilities assumed as a result of the Company's acquisitions of Endosense and Nanostim during fiscal year 2013 as follows (in millions):

	Endosense	Nanostim	Total
Assets acquired:
Current assets	$2	$1	$3
Goodwill	258	149	407
In-process research and development (IPR&D)	33	27	60
Other intangible assets	20	34	54
Other long-term assets	1	1	2
Total assets acquired	314	212	526

Liabilities assumed:
Current liabilities	11	2	13
Net assets acquired	303	210	513

Cash paid	180	124	304
Cash acquired	(9)	(3)	(12)
Net cash consideration	171	121	292
Contingent consideration	132	56	188
Fair value of St. Jude Medical, Inc.'s previously held interest	—	33	33
Total purchase consideration	$303	$210	$513

Spinal Modulation, Inc.: On June 7, 2013, the Company made an equity investment of $40 million in Spinal Modulation, a privately-held company that is focused on the development of an intraspinal neuromodulation therapy that delivers spinal cord stimulation targeting the dorsal root ganglion to manage chronic pain. The investment agreement resulted in the Company obtaining a 19% voting equity interest and provided the Company with the exclusive right, but not the obligation, to acquire Spinal Modulation for payments of up to $300 million during the period that extends through the completion of certain regulatory milestones. Additionally, in connection with the investment and contingent acquisition agreement, the Company also entered into an exclusive international distribution agreement, and obtained significant decision-making rights over Spinal Modulation's operations and economic performance. The Company also committed to providing additional debt financing to Spinal Modulation of up to $15 million. Accordingly, effective June 7, 2013, the Company determined that Spinal Modulation was a VIE for which St. Jude Medical is the primary beneficiary with the financial condition and results of operations of Spinal Modulation included in St. Jude Medical's consolidated financial statements. The Company has a 19% voting equity interest in Spinal Modulation and allocates the losses attributable to Spinal Modulation's noncontrolling shareholders to noncontrolling interest in St. Jude Medical's Condensed Consolidated Statements of Earnings and Condensed Consolidated Balance Sheets.

The initial consolidation of a VIE that is determined to be a business is accounted for as a business combination. The following table summarizes Spinal Modulation’s assets and liabilities included in St. Jude Medical's consolidated balance sheets as of March 29, 2014 after elimination of all intercompany balances and transactions (in millions):

March 29, 2014
Cash and cash equivalents	$15
Other current assets	5
Goodwill	82
IPR&D	45
Other intangible assets	7
Other long-term assets	1
Total assets	155

Current liabilities	6
Deferred income taxes, net	19
Total liabilities	25

Non-controlling interest	$98

If the Company acquires Spinal Modulation, the contingent acquisition agreement also provides for additional consideration payments contingent upon the achievement of certain revenue-based milestones. In the event the Company acquires the noncontrolling interest of Spinal Modulation, the contingent payments would be recognized at the then-current fair value as an equity transaction.

CardioMEMS, Inc.: During 2010, the Company made an equity investment of $60 million in CardioMEMS, a privately-held company that is focused on the development of a wireless monitoring technology that can be placed directly into the pulmonary artery to assess cardiac performance via measurement of pulmonary artery pressure. The investment agreement resulted in the Company obtaining a 19% voting equity interest and provided the Company with the exclusive right, but not the obligation, to acquire CardioMEMS for an additional payment of $375 million less any net debt payable to St. Jude Medical, Inc. under a separate loan agreement entered into between CardioMEMS and the Company.

In the first quarter of 2013, the Company obtained significant decision-making rights over CardioMEMS' operations and provided debt financing of $28 million to CardioMEMS which was collateralized by substantially all the assets of CardioMEMS including its intellectual property. In July 2013, the Company provided $9 million of additional debt financing to CardioMEMS. In accordance with ASC Topic 810, the Company reconsidered its arrangements with CardioMEMS and determined that effective February 27, 2013 CardioMEMS was a VIE for which St. Jude Medical is the primary beneficiary with the financial condition and results of operations of CardioMEMS included in St. Jude Medical's consolidated financial statements. The Company recognized a $29 million charge to other expense during the first quarter of 2013 (see Note 10) to adjust the carrying value of its equity investment and fixed price purchase option to fair value. The Company continues to hold a 19% voting equity interest in CardioMEMS and allocates the losses attributable to CardioMEMS' noncontrolling shareholders to noncontrolling interest in St. Jude Medical's Condensed Consolidated Statements of Earnings and Condensed Consolidated Balance Sheets.

The initial consolidation of a VIE that is determined to be a business is accounted for as a business combination. The following table summarizes CardioMEMS’ assets and liabilities included in St. Jude Medical's consolidated balance sheets as of March 29, 2014 after elimination of all intercompany balances and transactions (in millions):

March 29, 2014
Cash and cash equivalents	$7
Other current assets	7
Goodwill	83
IPR&D	63
Other long-term assets	2
Total assets	162

Current liabilities	5
Deferred income taxes, net	23
Other liabilities	3
Total liabilities	31

Non-controlling interest	$64
NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 14) for the three months ended March 29, 2014 were as follows (in millions):

	IESD	CATD	Total
Balance at December 28, 2013	$1,526	$1,998	$3,524
Foreign currency translation and other	2	8	10
Balance at March 29, 2014	$1,528	$2,006	$3,534

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in millions):

	March 29, 2014		December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Purchased technology and patents	$986	$413	$986	$393
Customer lists and relationships	20	14	20	13
Trademarks and tradenames	22	11	22	11
Licenses, distribution agreements and other	4	1	4	1
	$1,032	$439	$1,032	$418
Indefinite-lived intangible assets:
Acquired IPR&D	$262		$262
Trademarks and tradenames	35		35
	$297		$297

NOTE 4 – INVENTORIES
The Company’s inventories consisted of the following (in millions):

	March 29, 2014	December 28, 2013
Finished goods	$541	$494
Work in process	79	52
Raw materials	161	162
	$781	$708

NOTE 5 – DEBT
The Company’s debt consisted of the following (in millions):

	March 29, 2014	December 28, 2013
Term loan due 2015	$500	$500
2.50% senior notes due 2016	510	512
3.25% senior notes due 2023	896	896
4.75% senior notes due 2043	696	696
1.58% Yen-denominated senior notes due 2017	80	78
2.04% Yen-denominated senior notes due 2020	125	122
Yen-denominated credit facilities	63	62
Commercial paper borrowings	1,040	714
Total debt	3,910	3,580
Less: current debt obligations	63	62
Long-term debt	$3,847	$3,518

Expected future minimum principal payments under the Company’s debt obligations as of March 29, 2014 are as follows: $63 million in 2014; $500 million in 2015; $500 million in 2016; $80 million in 2017; 1,040 million in 2018 and $1,725 million in years thereafter.
Term Loan Due 2015: In June 2013, the Company entered into a 2-year, $500 million unsecured term loan that matures in June 2015, the proceeds of which were used for general corporate purposes including the repayment of outstanding commercial paper borrowings of the Company. These borrowings bear interest at LIBOR plus 0.5%, subject to adjustment in the event of a change in the Company's credit ratings. The Company may make principal payments on the outstanding borrowings any time after June 26, 2014.
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
Senior Notes Due 2023: In April 2013, the Company issued $900 million principal amount of 10-year, 3.25% unsecured senior notes (2023 Senior Notes) that mature in April 2023. The majority of the net proceeds from the issuance of the 2023 Senior Notes was used for general corporate purposes including the repayment of outstanding borrowings. Interest payments are required on a semi-annual basis. The 2023 Senior Notes were issued at a discount, yielding an effective interest rate of 3.31% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2023 Senior Notes at any time at the applicable redemption price.
Senior Notes Due 2043: In April 2013, the Company issued $700 million principal amount of 30-year, 4.75% unsecured senior notes (2043 Senior Notes) that mature in April 2043. The majority of the net proceeds from the issuance of the 2043 Senior Notes was used for general corporate purposes including the repayment of outstanding borrowings. Interest payments are required on a semi-annual basis. The 2043 Senior Notes were issued at a discount, yielding an effective interest rate of 4.79% at issuance. The debt discount is being amortized as interest expense through maturity. The Company may redeem the 2043 Senior Notes at any time at the applicable redemption price.
1.58% Yen-Denominated Senior Notes Due 2017: In April 2010, the Company issued 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $80 million at March 29, 2014 and $78 million at December 28, 2013). The principal amount of the 1.58% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2017.
2.04% Yen-Denominated Senior Notes Due 2020: In April 2010, the Company issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $125 million at March 29, 2014 and $122 million at December 28, 2013). The principal amount of the 2.04% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2020.
Yen–Denominated Credit Facilities: In March 2011, the Company borrowed 6.5 billion Japanese Yen (the equivalent of $63 million at March 29, 2014 and $62 million at December 28, 2013) under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at Yen LIBOR plus 0.25% and mature in March 2015 and the other half of the borrowings bear interest at Yen LIBOR plus 0.275% and mature in June 2014. The maturity dates of each credit facility automatically extend for a one-year period, unless the Company elects to terminate the credit facility.
Other Available Borrowings: In May 2013, the Company entered into a $1.5 billion unsecured committed credit facility (Credit Facility) that it may draw on for general corporate purposes and to support its commercial paper program. The Credit Facility expires in May 2018. Borrowings under the Credit Facility bear interest initially at LIBOR plus 0.8%, subject to adjustment in the event of a change in the Company’s credit ratings. As of March 29, 2014 and December 28, 2013, the Company had no outstanding borrowings under the Credit Facility.
The Company’s commercial paper program provides for the issuance of unsecured commercial paper with maturities up to 270 days. As of March 29, 2014 and December 28, 2013, the Company's commercial paper borrowings were $1,040 million and $714 million, respectively. During the first three months of 2014, the Company’s weighted average effective interest rate on its commercial paper borrowings was approximately 0.23%. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. The Company classifies all of its commercial paper borrowings as long-term debt, as the Company has the ability and intent to repay any short-term maturity with available cash from its existing long-term, committed Credit Facility.
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Product Liability Litigation
Riata® Litigation: In April 2013, a lawsuit seeking a class action was filed against the Company in the U.S. District Court for the Western District of Washington by plaintiffs alleging they suffered injuries caused by Riata® and Riata® ST Silicone Defibrillation Leads. This matter has been resolved and the case has been dismissed.

As of May 2, 2014, the Company is aware of 47 lawsuits from plaintiffs alleging injuries caused by, and asserting product liability claims concerning, Riata® and Riata® ST Silicone Defibrillation Leads. Of the 47 lawsuits, twenty cases are pending in federal courts, including three in the U.S. District Court for the District of Minnesota, eleven in the U.S. District Court for the Central District of California, one in the U.S. District Court for the District of South Carolina, one in the U.S. District Court for the Northern District of New York, one in the U.S. District Court for the Western District of New York, one in the U.S. District Court for the Middle District of Florida, one in the U.S. District Court for the Western District of Kentucky and one in the U.S. District Court for the Southern District of West Virginia. The remaining 27 lawsuits are pending in state courts across the country, including seven in Minnesota, seventeen in California, one in Indiana, one in Georgia and one in Kentucky.

Most of the lawsuits have been brought by single plaintiffs, but some of them name multiple individuals as plaintiffs. Six separate multi-plaintiff lawsuits have been initiated against the Company that involve more than one unrelated plaintiff: a multi-plaintiff lawsuit joining 29 unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on April 4, 2013; a multi-plaintiff lawsuit joining two unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on April 4, 2013; a multi-plaintiff lawsuit joining two claimants was filed in the United States District Court for the Central District of California on April 4, 2013; a multi-plaintiff lawsuit joining three unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on April 29, 2013; a multi-plaintiff lawsuit joining 21 unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on July 15, 2013; and a multi-plaintiff lawsuit joining 30 unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on April 2, 2014.

In November 2013, an amended claim was filed in a Canadian proposed class proceeding alleging that Riata® leads were prone to insulation abrasion and breach, failure to warn and conspiracy. The plaintiffs took no action between their 2008 filing and the amended claim they filed in November 2013. The Company has filed its statement of intent to defend in response to the amended claims, and the plaintiffs have not taken any further action.

Although some of the claimants in the aforementioned suits allege no specific injuries, the majority of the claimants allege bodily injuries as a result of surgical revision or removal and replacement of Riata® leads, or other complications, which they attribute to the leads. The majority of the claimants who seek recovery for implantation and/or surgical removal of Riata® leads are seeking compensatory damages in unspecified amounts, and declaratory judgments that the Company is liable to the claimants for any past, present and future evaluative monitoring, and corrective medical, surgical and incidental expenses and losses. Several claimants also seek punitive damages. The Company is responsible for legal costs incurred in defense of the Riata product liability claims including any potential settlements, judgments and other legal defense costs.

Silzone® Litigation and Insurance Receivables: The Company has been sued in various jurisdictions beginning in March 2000 by some patients who received a heart valve product with Silzone® coating, which the Company stopped selling in January 2000. The Company's outstanding Silzone cases consist of one class action in Ontario and one individual case in Ontario. In June 2012, the Ontario Court ruled in the Company's favor on all nine common class issues in a class action involving Silzone patients, and the case was dismissed. In September 2012, counsel for the class filed an appeal with the Court of Appeal for the Province of Ontario. The oral argument concerning the appeal was expected to be heard in November 2013, but that hearing date was adjourned and no new hearing date has been scheduled. The individual case in Ontario requests damages in excess of $1 million (claiming unspecified special damages, health care costs and interest). Based on the Company’s historical experience, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed. To the extent that the Company’s future Silzone costs (inclusive of settlements, judgments, legal fees and other related defense costs) exceed its remaining historical insurance coverage of approximately $10 million, the Company would be responsible for such costs.
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
After Volcano acquired Axsun in December 2008, LightLab Imaging sued Axsun and Volcano in Massachusetts, asserting a number of claims arising out of Volcano's acquisition of Axsun. In January 2011, the Court ruled that Axsun's and Volcano's conduct constituted knowing and willful violations of a statute which prohibits unfair or deceptive acts or practices or acts of unfair competition, entitling LightLab Imaging to double damages, and furthermore, that LightLab Imaging was entitled to recover attorneys' fees. In February 2011, Volcano and Axsun were ordered to pay the Company for reimbursement of attorneys' fees and double damages, which Volcano paid to the Company in July 2011. The Court also issued certain injunctions and declaratory relief against Volcano. The Company has also appealed certain rulings relating to the trial court's exclusion of certain expert testimony and its refusal to enter permanent injunctions. In January 2013, the Supreme Judicial Court for Massachusetts granted the Company's request to bypass the intermediary appellate court and accepted the matter for its direct review. Oral argument occurred on December 2, 2013, and a decision is expected in 2014.
In May 2011, LightLab Imaging initiated a lawsuit against Volcano and Axsun in the Delaware state court. The suit seeks to enforce LightLab Imaging's exclusive contract with Axsun, and also alleges claims to prevent Volcano from interfering with that contract and to bar Axsun and Volcano from using LightLab Imaging confidential information and trade secrets, and to prevent Volcano and Axsun from violating a Massachusetts statute prohibiting unfair methods of competition and unfair or deceptive acts or practices relating to LightLab Imaging's tunable laser technology. In May 2012, the Court granted Volcano's motion to stay the proceedings until Volcano provides notice of its intent to begin clinical trials or engage in other public activities with an OCT imaging system that uses a type of light source that is in dispute in the lawsuit. Volcano is under an order to provide such a notice at least 45 days before beginning such trials or engaging in such activities. In April 2013, the Court denied a motion by the Company to lift the stay. On November 4, 2013 Volcano announced that it was discontinuing its OCT development program effective September 30, 2013. Accordingly, Volcano has filed a motion to dismiss without prejudice in the Delaware state court litigation. The Court has not ruled on Volcano’s motion.

Volcano Corporation & St. Jude Medical Patent Litigation: In July 2010, the Company filed a lawsuit in federal district court in Delaware against Volcano for patent infringement. In the suit, the Company asserted certain patents against Volcano and seeks injunctive relief and monetary damages. The infringed patents are part of the St. Jude Medical PressureWire® technology platform, which was acquired as part of St. Jude Medical's purchase of Radi Medical Systems in December 2008. On October 19, 2012 a jury ruled in favor of Volcano finding that certain Volcano patents did not infringe the Company's patents and that certain St. Jude Medical patents were invalid. The Company filed a motion for judgment as a matter of law which the Court denied. The Company intends to appeal to the federal circuit court and raise challenges to various issues related to the trial that resulted in the October 19, 2012 jury decision. Volcano also filed counterclaims against the Company in this case, alleging certain St. Jude Medical patent claims are unenforceable and that certain St. Jude Medical products infringe certain Volcano patents. On October 25, 2012, a jury ruled that the Company did not infringe certain Volcano patents and the Court entered judgment on both October jury verdicts in January 2013. The parties are moving forward with other post-trial proceedings.

On April 16, 2013, Volcano filed a lawsuit in federal district court in Delaware against the Company alleging that the Company is infringing two U.S. patents owned by Volcano which were issued that same day. The allegations relate to the Company's PressureWire® technology (Fractional Flow Reserve) FFR Platforms, including ILUMIENTM PCI Optimization System and QuantienTM Integrated FFR platforms. In its complaint, Volcano sought both injunctive relief and monetary damages. On January 29, 2014, the Court issued a claims construction ruling favorable to the Company. Based on that ruling, the parties filed a stipulation with the Court on February 14, 2014, agreeing that the Company's products do not infringe the two patents Volcano has asserted. Volcano has appealed the claims construction ruling.

The Company has not recorded an expense related to any potential damages in connection with these litigation matters because any potential loss is not probable or reasonably estimable. Other than disclosed above, the Company cannot reasonably estimate a loss or range of loss, if any, that may result from these litigation matters.
Securities and Other Shareholder Litigation
March 2010 Securities Class Action Litigation: In March 2010, a securities lawsuit seeking class action status was filed in federal district court in Minnesota against the Company and certain officers (collectively, the defendants) on behalf of purchasers of St. Jude Medical common stock between April 22, 2009 and October 6, 2009. The lawsuit relates to the Company's earnings announcements for the first, second and third quarters of 2009, as well as a preliminary earnings release dated October 6, 2009. The complaint, which seeks unspecified damages and other relief as well as attorneys' fees, alleges that the defendants failed to disclose that it was experiencing a slowdown in demand for its products and was not receiving anticipated orders for cardiac rhythm management devices. Class members allege that the defendant's failure to disclose the above information resulted in the class purchasing St. Jude Medical stock at an artificially inflated price. In December 2011, the Court issued a decision denying a motion to dismiss filed by the defendants in October 2010. In October 2012, the Court granted plaintiffs' motion to certify the case as a class action and the discovery phase of the case closed in September 2013. On October 15, 2013, the defendants filed a motion for summary judgment. A hearing concerning that motion took place with the Court in January 2014 and a ruling is expected later in 2014. Subject to the outcome of this hearing, the trial of this class action matter is presently scheduled for October 2014. The defendants intend to continue to vigorously defend against the claims asserted in this lawsuit.
December 2012 Securities Litigation: On December 7, 2012, a putative securities class action lawsuit was filed in federal district court in Minnesota against the Company and an officer (collectively, the defendants) for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the defendants between October 17, 2012 and November 20, 2012. The complaint, which sought unspecified damages and other relief as well as attorneys' fees, challenges the Company’s disclosures concerning its high voltage cardiac rhythm lead products during the purported class period. On December 10, 2012, a second putative securities class action lawsuit was filed in federal district court in Minnesota against the Company and certain officers for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the Company between October 19, 2011 and November 20, 2012. The second complaint alleged similar claims and sought similar relief. In March 2013, the Court consolidated the two cases and appointed a lead counsel and lead plaintiff. A consolidated amended complaint was served and filed in June 2013, alleging false or misleading representations made during the class period extending from February 5, 2010 through November 7, 2012. In September 2013, the defendants filed a motion to dismiss the consolidated amended complaint. On March 10, 2014, the Court ruled on the motion to dismiss, denying the motion in part and granting the motion in part. The Company intends to vigorously defend against the claims asserted in this matter.

December 2012 Derivative Litigation: In December 2012, a shareholder derivative action was initiated in Minnesota state court in Ramsey County, on behalf of the Company, against members of St. Jude Medical’s Board of Directors as well as certain officers of the Company (collectively, the defendants). The plaintiffs in this action allege breach of fiduciary duty, waste of corporate assets and unjust enrichment. The claims center around and involve the Company’s high voltage cardiac rhythm lead products and related activities and events. No damages are sought against the Company. The defendants intend to vigorously defend against the claims asserted in this matter. In March 2013, the defendants filed a motion to dismiss the plaintiffs' complaint. The matter was transferred to a new judge effective July 31, 2013 and an oral hearing on the Company’s motion to dismiss is now scheduled for June 2014.

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
In April 2014, the Company received a CID from the Civil Division of the DOJ stating that it was investigating the Company for potential False Claims Act violations relating to allegations that certain health care facilities and a physician group may have submitted false claims to federal health care programs as a result of alleged inducements paid by the Company to implant the Company’s cardiac devices. The Company is working with the DOJ in responding to the CID.

The Company is cooperating with the three open investigations and is responding to these requests. However, the Company cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on the Company. The Company has not recorded an expense related to any potential damages in connection with these governmental matters because any potential loss is not probable or reasonably estimable. The Company cannot reasonably estimate a loss or range of loss, if any, that may result from these matters.
Regulatory Matters
In late September 2012, the FDA commenced an inspection of the Company's Sylmar, California facility, and, following such inspection, issued eleven observations on a Form 483, which the Company disclosed on a Form 8-K filed on October 24, 2012 along with an exhibit containing a redacted version of the Form 483. The FDA subsequently released its own redacted version of the 483 Letter on November 20, 2012. The redacted version of the Form 483 that was released by the FDA on November 20, 2012 and included in its website at that time is attached as Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2013. In early November 2012, the Company provided written responses to the FDA on the Form 483 detailing proposed corrective actions and immediately initiated efforts to address the FDA's inspectional observations. The Company subsequently received a warning letter dated January 10, 2013 from the FDA relating to these inspectional observations with respect to its Sylmar, California facility. The warning letter does not identify any specific concerns regarding the performance of, or indicate the need for any field or other action regarding, any particular St. Jude Medical product. In July 2013, the FDA inspected the Company's Sylmar, California facility for progress made remediating the warning letter and Form 483 observations. No additional observations on Form 483 were issued following the July inspection. In January 2014, the Company provided the FDA the final closeout notification for all items contained in the Form 483 issued after the September 2012 inspection and subsequent warning letter. In April 2014, the FDA inspected the Company's Sylmar facility and issued one Form 483 observation, which was immediately resolved, verified and closed by the FDA during the April 2014 inspection. The Sylmar, California facility continues to manufacture cardiac rhythm management devices pending warning letter closure.

The FDA inspected the Company's Plano, Texas manufacturing facility at various times between March 5 and April 6, 2009. On April 6, 2009, the FDA issued a Form 483 identifying certain inspectional observations with current Good Manufacturing Practice (cGMP). Following the receipt of the Form 483, the Company provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address the FDA's inspectional observations. The Company subsequently received a warning letter dated June 26, 2009 from the FDA relating to these inspectional observations with respect to its legacy Neuromodulation division's Plano, Texas and Hackettstown, New Jersey facilities. The Company has worked to address the observations and is waiting on a further inspection from the FDA.

With respect to both of these warning letters, the FDA notes that it will generally not grant requests for exportation certificates to foreign governments or approve pre-market approval applications for Class III devices to which the quality system regulation deviations are reasonably related until the violations have been corrected. However, in the case of both warning letters, the FDA has recently granted certain product approvals pending warning letter resolution. Customer orders have not been and are not expected to be impacted.

The Company is working diligently to respond timely and fully to the FDA's observations and requests. While the Company believes the issues raised by the FDA can be resolved without a material impact on the Company's financial results, the FDA has recently been increasing its scrutiny of the medical device industry and raising the threshold for compliance. The government is expected to continue to scrutinize the industry closely with inspections, and possibly enforcement actions, by the FDA or other agencies. The Company is regularly monitoring, assessing and working to improve its internal compliance systems and procedures as part of its ongoing effort to seek compliance with applicable laws, regulations and requirements, including those of the FDA.
Product Warranties
The Company offers a warranty on various products, the most significant of which relate to pacemaker and ICD systems. The Company estimates the costs it expects to incur under its warranties and records a liability for such costs at the time the product is sold. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company regularly assesses the adequacy of its warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s product warranty liability during the three months ended March 29, 2014 and March 30, 2013 were as follows (in millions):

	Three Months Ended
	March 29, 2014	March 30, 2013
Balance at beginning of period	$37	$38
Warranty expense recognized	1	2
Warranty credits issued	(1)	(3)
Balance at end of period	$37	$37

NOTE 7 – SPECIAL CHARGES
The Company recognizes certain transactions and events as special charges in its consolidated financial statements. These charges (such as restructuring charges, impairment charges and certain settlement or litigation charges) result from facts and circumstances that vary in frequency and impact on the Company's results of operations. In order to enhance segment comparability and reflect management's focus on the ongoing operations of the Company, special charges are not reflected in the individual reportable segments' operating results.
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
During 2013, the Company incurred additional charges totaling $220 million related to the realignment plan initiated during 2012. The Company also recognized severance costs and other termination benefits of $75 million after management determined that such severance and benefit costs were probable and estimable, in accordance with ASC Topic 712, Nonretirement Postemployment Benefits (ASC Topic 712). Additionally, the Company recorded $30 million of inventory write-offs primarily associated with discontinued CATD product lines, $13 million of fixed asset write-offs primarily related to information technology assets no longer expected to be utilized and $102 million of other restructuring costs. Of the $102 million in other restructuring costs, $64 million was associated with distributor and other contract termination costs and office consolidation costs, including a $23 million charge related to the termination of a research agreement, and $38 million was associated with other costs, all as part of the Company's continued integration efforts.
During the first quarter of 2014, the Company announced additional organizational changes including the combination of its IESD and CATD operating divisions, resulting in an integrated research and development organization and a consolidation of manufacturing and supply chain operations worldwide. The integration will be conducted in a phased approach throughout 2014. In connection with these actions, the Company incurred $34 million of special charges associated with the 2012 business realignment plan. These charges included $12 million of severance and other termination benefits after management determined that such costs were probable and estimable and $20 million of other restructuring costs primarily associated with distributor and other contract termination costs as well as other international sales office consolidation costs.
A summary of the activity related to the 2012 business realignment plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at December 29, 2012	$58	$—	$—	$8	$66
Cost of sales special charges	—	30	—	5	35
Special charges	75	—	13	97	185
Non-cash charges used	—	(30)	(13)	(4)	(47)
Cash payments	(79)	—	—	(73)	(152)
Foreign exchange rate impact	—	—	—	—	—
Balance at December 28, 2013	54	—	—	33	87
Cost of sales special charges	—	1	—	—	1
Special charges	12	—	1	20	33
Non-cash charges used	—	(1)	(1)	—	(2)
Cash payments	(22)	—	—	(29)	(51)
Foreign exchange rate impact	—	—	—	—	—
Balance at March 29, 2014	$44	$—	$—	$24	$68
2011 Restructuring Plan
During 2011, the Company announced a restructuring plan to streamline certain activities in the Company's legacy cardiac rhythm management business and sales and selling support organizations. Specifically, the restructuring actions included phasing out cardiac rhythm management manufacturing and research and development (R&D) operations in Sweden, reductions in the Company's workforce and rationalizing product lines. As of December 28, 2013, the Company had a remaining accrual balance consisting of employee termination and other restructuring costs associated with its 2011 restructuring plan of $15 million. During the first quarter of 2014, $5 million was paid resulting in a remaining accrual balance of $10 million as of March 29, 2014 that is expected to be paid during 2014. Going forward, no additional charges are expected as the 2011 restructuring plan is now complete.

NOTE 8 – NET EARNINGS PER SHARE
The table below sets forth the computation of basic and diluted net earnings per share attributable to St. Jude Medical, Inc. (in millions, except per share amounts):

	Three Months Ended
	March 29, 2014	March 30, 2013
Numerator:
Net earnings attributable to St. Jude Medical, Inc.	$249	$223
Denominator:
Basic weighted average shares outstanding	284.4	285.3
Effect of dilutive securities:
Employee stock options	4.5	1.9
Restricted stock units	0.4	0.2
Diluted weighted average shares outstanding	289.3	287.4
Basic net earnings per share attributable to St. Jude Medical, Inc.	$0.88	$0.78
Diluted net earnings per share attributable to St. Jude Medical, Inc.	$0.86	$0.78
Approximately 2.7 million and 10.9 million shares of common stock subject to stock options and restricted stock units were excluded from the diluted net earnings per share computation for the three months ended March 29, 2014 and March 30, 2013, respectively, because they were not dilutive.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in each component of accumulated other comprehensive income for the three months ended March 29, 2014 and March 30, 2013 (in millions):

	Unrealized	Unrealized	Foreign	Accumulated
	gain (loss) on	gain (loss) on	Currency	Other
	available-for-sale	derivative	Translation	Comprehensive
For the three months ended March 29, 2014	securities	instruments	Adjustment	Income (Loss)
Accumulated other comprehensive income (loss), net of tax, at December 28, 2013	$17	$3	$26	$46
Other comprehensive income (loss) before reclassifications	—	—	10	10
Amounts reclassified to net earnings from accumulated other comprehensive income	—	—	—	—
Other comprehensive income (loss)	—	—	10	10
Accumulated other comprehensive income (loss), net of tax, at March 29, 2014	$17	$3	$36	$56

	Unrealized	Unrealized	Foreign	Accumulated
	gain (loss) on	gain (loss) on	Currency	Other
	available-for-sale	derivative	Translation	Comprehensive
For the three months ended March 30, 2013	securities	instruments	Adjustment	Income (Loss)
Accumulated other comprehensive income (loss), net of tax, at December 29, 2012	$20	$—	$26	$46
Other comprehensive income (loss) before reclassifications	(1)	3	(27)	(25)
Amounts reclassified to net earnings from accumulated other comprehensive income	—	—	—	—
Other comprehensive income (loss)	(1)	3	(27)	(25)
Accumulated other comprehensive income (loss), net of tax, at March 30, 2013	$19	$3	$(1)	$21

The Company had no reclassifications out of accumulated other comprehensive income into the Condensed Consolidated Statements of Earnings during the three months ended March 29, 2014 or March 30, 2013.

NOTE 10 – OTHER EXPENSE, NET
The Company’s other expense, net consisted of the following (in millions):

	Three Months Ended
	March 29, 2014	March 30, 2013
Interest income	$(1)	$(1)
Interest expense	21	19
Other	—	30
Other expense, net	$20	$48
During the first quarter of 2013, the Company recorded a $29 million charge to other expense to adjust the carrying value of the pre-existing CardioMEMS equity investment and fixed price purchase option to fair value. See Note 2 for further detail on the accounting for CardioMEMS as a variable interest entity, which has been consolidated into the Company's results starting in the first quarter of 2013.

NOTE 11 – INCOME TAXES
As of March 29, 2014, the Company had $330 million accrued for unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. Additionally, the Company had $38 million accrued for interest and penalties as of March 29, 2014. At December 28, 2013, the liability for unrecognized tax benefits was $315 million and the accrual for interest and penalties was $37 million. The Company recognizes interest and penalties related to income tax matters in income tax expense.
The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all material U.S. federal, state, foreign and local income tax matters for all tax years through 2004. The U.S. Internal Revenue Service (IRS) completed an audit of the Company’s 2008 and 2009 tax returns, and proposed adjustments in its audit report, commonly referred to as a “30-day letter,” issued in February 2014. The Company intends to vigorously defend its positions and initiated defense of these adjustments at the IRS appellate level in April 2014. An unfavorable outcome could have a material negative impact on the Company's effective income tax rate in future periods. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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
The following table summarizes the components of the balance of the Company’s available-for-sale securities at March 29, 2014 and December 28, 2013 (in millions):

	March 29, 2014	December 28, 2013
Adjusted cost	$7	$7
Gross unrealized gains	27	28
Fair value	$34	$35
Derivative Instruments: The Company’s derivative instruments consist of foreign currency exchange contracts. The Company classifies these instruments as level 2 as the fair value is determined using inputs other than observable quoted market prices. These inputs include spot and forward foreign currency exchange rates that the Company obtains from standard market data providers. The fair value of the Company’s outstanding foreign currency exchange contracts was not material at March 29, 2014 or December 28, 2013.
Contingent Consideration Liabilities: In connection with certain business combinations the Company has agreed to provide future contingent consideration payments. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or receiving regulatory approvals to market products. Contingent consideration is recognized on the acquisition date at the estimated fair value of the contingent milestone payment(s). The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The fair value of the contingent consideration is remeasured to its estimated fair value at each reporting period with the change in fair value recognized in selling, general and administrative expense in the Company's Condensed Consolidated Statements of Earnings. The Company measures the liability on a recurring basis using Level 3 inputs including projected revenues or cash flows, growth rates, discount rates, probabilities of payment and projected payment dates. Projected revenues are based on the Company's most recent internal operating budgets and long-term strategic plans. Increases or decreases to any of the inputs may result in significantly higher or lower fair value measurements.

A summary of financial assets measured at fair value on a recurring basis at March 29, 2014 and December 28, 2013 is as follows (in millions):

	Balance Sheet Classification	March 29, 2014	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$999	$999	$—	$—
Available-for-sale securities	Other current assets	34	34	—	—
Trading securities	Other assets	289	289	—	—
Total assets		1,322	1,322	—	—

Liabilities
Contingent consideration	Other current liabilities	141	—	—	141
Contingent consideration	Other liabilities	57	—	—	57
Total liabilities		$198	$—	$—	$198

	Balance Sheet Classification	December 28, 2013	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$875	$875	$—	$—
Available-for-sale securities	Other current assets	35	35	—	—
Trading securities	Other assets	279	279	—	—
Total assets		1,189	1,189	—	—

Liabilities
Contingent consideration	Other liabilities	195	—	—	195
Total liabilities		$195	$—	$—	$195

The recurring Level 3 fair value measurements of the Company's contingent consideration liability include the following significant unobservable inputs (in millions):

Contingent Consideration Liability	Fair Value as of March 29, 2014	Valuation Technique	Unobservable Input	Range

Endosense regulatory-based milestone	$141	Probability Weighted Discounted Cash Flow	Discount Rate	1.15%	-	1.59%
			Probability of Payment			90%
			Projected Year of Payment			2014

Nanostim revenue-based milestone	57	Probability Weighted Discounted Cash Flow	Discount Rate			5.00%
			Probability of Payment			100%
			Projected Years of Three Annual Payments	2016, 2017, 2018
Total contingent consideration liability	$198

The changes in the carrying amount of the Company's contingent consideration liabilities for the three months ended March 29, 2104 were as follows (in millions):

	Endosense	Nanostim	Total
Balance as of December 28, 2013	$139	$56	$195
Change in fair value of contingent consideration	—	1	1
Foreign currency translation	2	—	2
Balance as of March 29, 2014	$141	$57	$198
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The fair value measurement standard also applies to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. A summary of the valuation methodologies used for the respective nonfinancial assets and liabilities measured at fair value on a nonrecurring basis is as follows:
Long-lived assets: The Company reviews the carrying amount of its long-lived assets other than goodwill and indefinite-lived intangible assets for potential impairment whenever events or changes in circumstance include a significant decrease in market price, a significant adverse change in the extent or manner in which an asset is being used or a significant adverse change in the legal or business climate. The Company measures the fair value of its long-lived assets, such as its definite-lived intangible assets and property, plant and equipment using independent appraisals, market models and discounted cash flow models. A discounted cash flow model requires inputs to a present value cash flow calculation including a risk-adjusted discount rate, operating budgets, long-term strategic plans and remaining useful lives of the asset or asset group. If the carrying value of the Company’s long-lived assets (excluding goodwill and indefinite-lived intangible assets) exceeds the related undiscounted future cash flows, the carrying value is written down to the fair value in the period identified.
The Company also reviews the carrying value of its goodwill and indefinite-lived intangible assets at least annually to determine if any adverse conditions exist that would indicate a potential impairment by considering qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, financial performance, entity specific events, changes in net assets and project-based performance toward regulatory approvals.
Cost Method Investments: The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other assets and measured at fair value on a nonrecurring basis. The carrying value of these investments approximated $69 million at both March 29, 2014 and December 28, 2013, respectively. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. When measured on a nonrecurring basis, the Company’s cost method investments are considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.
Fair Value Measurements of Other Financial Instruments
The aggregate fair value of the Company’s fixed-rate senior notes at March 29, 2014 (measured using quoted prices in active markets) was $2,311 million compared to the aggregate carrying value of $2,307 million (inclusive of the terminated interest rate swaps). The fair value of the Company’s variable-rate debt obligations at March 29, 2014 approximated its aggregate $1,603 million carrying value due to the variable interest rate and short-term nature of these instruments. The Company also had $447 million and $498 million of cash equivalents invested in short-term deposits and interest and non-interest bearing bank accounts at March 29, 2014 and December 28, 2013, respectively.

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

Foreign Currency Forward Contracts
The Company hedges a portion of its foreign currency exchange rate risk through the use of forward exchange contracts. The Company uses forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under ASC Topic 815. The Company measures its foreign currency exchange contracts at fair value on a recurring basis. The fair value of outstanding contracts was immaterial as of March 29, 2014 and December 28, 2013. During the first three months of 2013, the net gain the Company recorded to other expense, net for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 was a net gain of $10 million. The net gain was almost entirely offset by a corresponding net loss on the foreign currency exposures being managed. The Company does not enter into contracts for trading or speculative purposes. The Company’s policy is to enter into hedging contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.
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
NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
On January 28, 2014, the Company announced further organizational changes to combine its Implantable Electronic Systems Division (IESD) and Cardiovascular and Ablation Technologies Division (CATD) operating divisions, resulting in an integrated research and development organization and a consolidation of manufacturing and supply chain operations worldwide. The integration will be conducted in a phased approach throughout 2014. The Company's continuing global restructuring efforts are focused on streamlining its organization to improve productivity, reduce costs and leverage its scale to drive additional growth. The Company will continue to report under the existing reportable segment structure for internal management financial forecasting and reporting purposes into fiscal year 2014 until the organizational changes and the related financial reporting structure are finalized. The financial reporting structure has not changed as of and for the period ended March 29, 2014 and continues to be consistent with the 2013 comparable periods. As a result, IESD and CATD continue to be considered the Company's reportable segments as of March 29, 2014.
The Company's principal products are as follows: IESD – tachycardia implantable cardioverter defibrillator systems (ICDs), bradycardia pacemaker systems (pacemakers) and neurostimulation products (spinal cord and deep brain stimulation devices); and CATD – vascular products (vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs and other vascular accessories), structural heart products (heart valve replacement and repair products and structural heart defect devices) and atrial fibrillation (AF) products (electrophysiology (EP) introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems).
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

The following table presents net sales and operating profit by reportable segment (in millions):

	IESD	CATD	Other	Total
Three Months ended March 29, 2014:
Net sales	$786	$577	$—	$1,363
Operating profit	545	352	(585)	312
Three Months ended March 30, 2013:
Net sales	$777	$561	$—	$1,338
Operating profit	531	333	(556)	308
The following table presents the Company’s total assets by reportable segment (in millions):

Total Assets	March 29, 2014	December 28, 2013
IESD	$2,844	$2,855
CATD	3,281	3,273
Other	4,166	4,120
	$10,291	$10,248
Geographic Information
The following table presents net sales by geographic location of the customer (in millions):

	Three Months Ended
Net Sales	March 29, 2014	March 30, 2013
United States	$644	$640
International
Europe	387	357
Japan	130	139
Asia Pacific	115	112
Other	87	90
	719	698
	$1,363	$1,338
The amounts for long-lived assets by significant geographic market include net property, plant and equipment by physical location of the asset as follows (in millions):

Long-Lived Assets	March 29, 2014	December 28, 2013
United States	$1,042	$1,045
International
Europe	76	73
Japan	19	28
Asia Pacific	73	75
Other	189	189
	357	365
	$1,399	$1,410

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Our business is focused on the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas and implantable neurostimulation medical devices for the management of chronic pain. We sell our products in more than 100 countries around the world. Our largest geographic markets are the United States, Europe, Japan and Asia Pacific. On January 28, 2014, we announced organizational changes to combine our Implantable Electronic Systems Division (IESD) and Cardiovascular and Ablation Technologies Division (CATD) operating divisions, resulting in an integrated research and development organization and a consolidation of manufacturing and supply chain operations worldwide. The integration will be conducted in a phased approach throughout 2014. Our continuing global restructuring efforts are focused on streamlining our organization to improve productivity, reduce costs and leverage its scale to drive additional growth. We will continue to report under the existing reportable segment structure for internal management financial forecasting and reporting purposes into fiscal year 2014 until the organizational changes and the related financial reporting structure are finalized. The financial reporting structure has not changed as of and for the period ended March 29, 2014 and continues to be consistent with the 2013 comparable periods. See Note 14 to the Condensed Consolidated Financial Statements for further information on our reportable segments.
Our principal products are as follows: IESD – tachycardia implantable cardioverter defibrillator systems (ICDs), bradycardia pacemaker systems (pacemakers) and neurostimulation products (spinal cord and deep brain stimulation devices); and CATD – vascular products (vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs and other vascular accessories), structural heart products (heart valve replacement and repair products and structural heart defect devices) and atrial fibrillation (AF) products (electrophysiology (EP) introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems). References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.
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
We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our consolidated net sales are comprised of cardiac rhythm management devices – ICDs and pacemakers. During both 2011 and 2012, the ICD market in the United States was negatively impacted by a decline in implant volumes and pricing as well as changing business dynamics related to a significant increase in hospital ownership of physician practices. Based on the negative impacts of these circumstances we estimate that in 2011 and 2012 the U.S. ICD market contracted at a mid single-digit percentage rate each year. Recently, however, the U.S. ICD market appears to be stabilizing, as 2013 was relatively flat compared to 2012. Management remains focused on increasing our worldwide market share, as we are one of three principal manufacturers and suppliers in the global cardiac rhythm management market. We are also investing in our other therapy areas – cardiovascular, atrial fibrillation and neuromodulation – with the goal to increase our market share and grow sales through continued market penetration.

Net sales in the first quarter of 2014 increased 2% to $1,363 million compared to the first quarter of 2013. Foreign currency translation comparisons unfavorably decreased our first quarter 2014 net sales by $25 million (2 percentage points) compared to the same prior year period. Sales of our AF products benefited from an increase in EP catheter ablation procedures and increased sales volumes associated with our intracardiac echocardiography imaging product offerings. We have also experienced a net sales benefit from our 2013 product launches, most notably from our next-generation Ellipse™ and Assura™ devices (FDA approved in June 2013 and CE Mark approved in May 2013) which include our cardiac resynchronization therapy defibrillator (CRT-D) models, Quadra Assura™ for quadripolar CRT-D and Unify Assura™ for bi-polar CRT-D. Additionally, we continue to benefit from incremental net sales associated with our exclusive distribution of Spinal Modulation Inc.'s (Spinal Modulation) Axium™ Neurostimulator System as well as sales volume increases associated with our Fractional Flow Reserve (FFR) technology products and OCT imaging products as well as our Trifecta™ pericardial stented tissue valve. Partially offsetting these net sales increases, we have experienced a net sales decline in our other neuromodulation chronic pain products, mechanical valves, due to a market preference for tissue valves, and our third party vascular products we distribute in Japan. Refer to the Segment Performance section for a more detailed discussion of the results of our reportable segments.

Our first quarter 2014 net earnings of $249 million and diluted net earnings per share of $0.86 increased 12% and 10%, respectively, compared to our first quarter 2013 net earnings of $223 million and diluted net earnings per share of $0.78. First quarter 2014 net earnings were negatively impacted by after-tax charges of $23 million, or $0.08 per diluted share, associated with additional charges related to our 2012 business realignment plan. First quarter 2013 net earnings were negatively impacted by after-tax special charges of $32 million, or $0.11 per diluted share, associated with both our 2012 business realignment plan and 2011 restructuring plan. Additionally, we recognized after-tax charges of $29 million to adjust the carrying value of our pre-existing CardioMEMS, Inc. (CardioMEMS) equity investment and fixed price purchase option to fair value during the first quarter of 2013. These charges were partially offset by a $21 million income tax benefit related to the 2012 federal research and development tax credit extended in the first quarter of 2013, retroactive to the beginning of our 2012 tax year. Refer to the Results of Operations section for a more detailed discussion of these charges.

We generated $273 million of operating cash flows during the first three months of 2014, compared to $183 million of operating cash flows during the first three months of 2013. During the first quarter of 2013, our operating cash flows were negatively impacted due to higher tax payments made as a result of a tax audit settlement associated with certain tax audits. We ended the first quarter of 2014 with $1,446 million of cash and cash equivalents and $3,910 million of total debt.

We also repurchased 6.7 million shares of our common stock for $434 million at an average repurchase price of $65.00 per share during the first quarter of 2014. Additionally, on February 22, 2014 and April 30, 2014, our Board of Directors authorized quarterly cash dividends of $0.27 per share payable on April 30, 2014 and July 31, 2014 to shareholders of record as of March 31, 2014 and June 30, 2014, respectively. Our quarterly 2014 dividend declarations represent an 8% per share increase over the same periods in 2013.

NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements that impacted our current 2014 period or our historical consolidated financial statements and related disclosures is included in Note 1 to the Condensed Consolidated Financial Statements.
In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released its Internal Control - Integrated Framework (2013 Framework), an updated version of its 1992, Internal Control - Integrated Framework (1992 Framework). The 2013 Framework is expected to 1) help organizations design and implement internal control in light of many changes in business and operating environments, including continued market globalization, 2) broaden the application of internal control in addressing operations and reporting objectives and 3) clarify the requirements for determining what constitutes effective internal control. The 2013 Framework will supersede the 1992 Framework beginning December 15, 2014, and the Securities and Exchange Commission expects public companies to transition to the new framework as soon as feasible. We are evaluating the impact transitioning to the 2013 Framework will have on our annual assessment of internal control over financial reporting. Our transition to the 2013 Framework is not expected to impact our financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We have adopted various accounting policies in preparing the consolidated financial statements in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (2013 Annual Report on Form 10-K).
Preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; inventory reserves; goodwill and intangible assets; income taxes; litigation reserves and insurance receivables; and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K.

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
The following table presents net sales and operating profit by reportable segment (in millions):

	IESD	CATD	Other	Total
Three Months ended March 29, 2014:
Net sales	$786	$577	$—	$1,363
Operating profit	545	352	(585)	312
Three Months ended March 30, 2013:
Net sales	$777	$561	$—	$1,338
Operating profit	531	333	(556)	308

The following discussion of the changes in our net sales is provided by class of similar products within our reportable segments.
Implantable Electronic Systems Division

	Three Months Ended
(in millions)	March 29, 2014	March 30, 2013	% Change
ICD systems	$436	$427	2.1%
Pacemaker systems	251	251	—%
Neuromodulation products	99	99	—%
	$786	$777	1.2%
IESD's net sales increased 1% during the first quarter of 2014 compared to the same prior year period. During the first quarter of 2014, foreign currency translation had a $10 million (1 percentage point) unfavorable impact on net sales compared to the first quarter of 2013.
ICD net sales increased 2% during the first quarter of 2014 compared to the first quarter of 2013. Our U.S. 2014 first quarter ICD net sales of $267 million increased 5% compared to the same prior year period as a result of our sales volume benefit from the June 2013 FDA approval of our next-generation Assura™ and Ellipse™ devices. Our Assura™ family of high-voltage devices feature Quadra Assura™ for quadripolar CRT-D, Unify Assura™ for bi-polar CRT-D and our Fortify Assura™ ICD. The Assura™ family has a high energy output, with a maximum output of 40 Joules while the Ellipse™ ICD is a high energy small-sized ICD. Internationally, our first quarter 2014 ICD net sales of $169 million decreased 2% compared to the same prior year period. Foreign currency translation had a $4 million (2 percentage point) unfavorable impact on international ICD net sales in the first quarter of 2014 compared to the same period in 2013 primarily as a result of the strengthening U.S. Dollar against the Japanese Yen.

Pacemaker systems net sales were flat during the first quarter of 2014 compared to the first quarter of 2013. In the United States, our first quarter 2014 pacemaker systems net sales of $100 million decreased 6% compared to the same prior year period primarily driven by overall market declines in average selling prices. Internationally, our first quarter 2014 pacemaker systems net sales of $151 million increased 5% compared to the first quarter of 2013. Foreign currency translation had a $6 million (4 percentage points) unfavorable impact on international pacemaker systems net sales during the first quarter of 2014 compared to the same prior year period. International pacemaker sales have experienced a benefit from our July 2013 Japan launch of our Accent MRI™ Pacemaker and the Tendril MRI™ lead, which received regulatory approval from the Japanese Ministry of Health, Labor and Welfare in June 2013. We also benefited from sales of our Allure Quadra™ CRT-P, which received CE Mark approval in April 2013.

Neuromodulation products net sales were flat during the first quarter of 2014 compared to the first quarter of 2013. Although our international net sales increased driven by sales of Spinal Modulation's Axium™ Neurostimulator System, for which we are the exclusive distributor, we also experienced partially offsetting net sales declines in our U.S. chronic pain products. Foreign currency translation did not have a significant impact during the first quarter of 2014 compared to the same prior year period.
Cardiovascular and Ablation Technologies Division

	Three Months Ended
(in millions)	March 29, 2014	March 30, 2013	% Change
AF products	$251	$233	7.7%
Vascular products	172	175	(1.7)%
Structural heart products	154	153	0.7%
	$577	$561	2.9%

CATD net sales increased 3% during the first quarter of 2014 compared to the first quarter of 2013. Foreign currency translation unfavorably impacted CATD net sales by $15 million (3 percentage points) during the first quarter of 2014 compared to the same period in 2013.

AF products net sales increased 8% during the first quarter of 2014 compared to the first quarter of 2013 primarily due to the continued increase in EP catheter ablation procedures and our intracardiac echocardiography imaging product offerings, which provide physicians a clear picture of the inner workings of the heart through an ultrasound probe. Foreign currency translation had a $6 million (2 percentage points) unfavorable impact on AF products net sales during the first quarter of 2014 compared to the same period in 2013. Additionally, we experienced a net sales benefit from our European launch of our TactiCath® irrigated ablation catheter, acquired through our Endosense acquisition in August 2013. The TactiCath® irrigated ablation catheter provides physicians a real-time, objective measure of the force to apply to the heart wall during a catheter ablation procedure.

Vascular products net sales decreased 2% during the first quarter of 2014 compared to the same prior year period primarily due to unfavorable foreign currency translation of $5 million (3 percentage points) and lower sales of third party products we distribute in Japan. As a result of the economic pressures and average selling price declines in the Japan market, many third party manufacturers began migrating in 2013 to a direct selling model with end-customers, which continues to unfavorably impact our third party product sales in Japan. The decrease was partially offset by increased revenues in our FFR technology products and OCT imaging products during the first quarter of 2014 compared to the same prior year period. Additionally, we expect lower 2014 sales of our EnligHTN™ Renal Denervation System compared to 2013 driven by expected overall market declines in the treatment of drug-resistant, uncontrolled hypertension.

Structural heart products net sales increased 1% during the first quarter of 2014 compared to the same period in 2013. The increase was primarily driven by sales of our Trifecta™ pericardial stented tissue valve and our AMPLATZER™ occluder products, partially offset by a net sales decrease in our mechanical valves due to market preference for tissue valves. Additionally, foreign currency translation had a $4 million (2 percentage points) unfavorable impact on structural heart products net sales during the first quarter of 2014 compared to the first quarter of 2013.

RESULTS OF OPERATIONS
Net sales

	Three Months Ended
(in millions)	March 29, 2014	March 30, 2013	% Change
Net sales	$1,363	$1,338	1.9%

Overall, net sales increased 2% during the first quarter of 2014 compared to the same prior year period. Foreign currency translation had an unfavorable impact of $25 million (2 percentage points) on the first quarter of 2014 net sales compared to the same period in 2013 due primarily to the strengthening of the U.S. Dollar against the Japanese Yen.
Net sales by geographic location of the customer were as follows (in millions):

	Three Months Ended
Net Sales	March 29, 2014	March 30, 2013
United States	$644	$640
International
Europe	387	357
Japan	130	139
Asia Pacific	115	112
Other	87	90
	719	698
	$1,363	$1,338

Gross profit
	Three Months Ended
(in millions)	March 29, 2014	March 30, 2013
Gross profit	$980	$961
Percentage of net sales	71.9%	71.8%

Gross profit for the first quarter of 2014 totaled $980 million, or 71.9% of net sales, compared to $961 million, or 71.8% of net sales for the first quarter of 2013. Our gross profit percentage (or gross margin) for both the first quarter of 2014 and 2013 was negatively impacted by 1.5 percentage points and 0.3 percentage points, respectively, related to excise tax costs assessed on the sales of our products. Additionally, our gross margin for the first quarter of 2013 was negatively impacted by 1.4 percentage points related to special charges associated with our previously announced 2012 business realignment plan and 2011 restructuring plan. Refer to “Special Charges” within the Results of Operations section for a more detailed discussion of these charges.

Selling, general and administrative (SG&A) expense
	Three Months Ended
(in millions)	March 29, 2014	March 30, 2013
Selling, general and administrative	$465	$468
Percentage of net sales	34.1%	35.0%

SG&A expense for the first quarter of 2014 totaled $465 million, or 34.1% of net sales, compared to $468 million, or 35.0% of net sales for the first quarter of 2013. The decrease in our SG&A expense during the first quarter 2014 was primarily driven by cost savings initiatives, including the realignment plan initiated in August 2012 and expanded in the first quarter of 2014.

Research and development (R&D) expense
	Three Months Ended
(in millions)	March 29, 2014	March 30, 2013
Research and development expense	$170	$160
Percentage of net sales	12.5%	12.0%

R&D expense in the first quarter of 2014 totaled $170 million, or 12.5% of net sales, compared to $160 million, or 12.0% of net sales for the first quarter of 2013. We remain committed to funding future long-term growth opportunities. We will continue to balance delivering short-term results with our investments in long-term growth drivers.

Special charges
	Three Months Ended
(in millions)	March 29, 2014	March 30, 2013
Cost of sales special charges	$1	$18
Special charges	33	25
	$34	$43
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
During the first quarter of 2014, we announced additional organizational changes including the combination of our IESD and CATD operating divisions, resulting in an integrated research and development organization and a consolidation of manufacturing and supply chain operations worldwide. The integration will be conducted in a phased approach throughout 2014. In connection with these actions, we incurred special charges totaling $34 million related to our 2012 business realignment plan. Of the $34 million incurred, $1 million was recorded to cost of sales.
During the first quarter of 2013, we incurred special charges totaling $43 million. Of the special charges incurred, $34 million related to the previously discussed 2012 business realignment plan. Of the $34 million incurred, $18 million was recorded to cost of sales, which primarily related to inventory write-offs associated with CATD product lines. The remaining $9 million of special charges incurred during the first quarter of 2013 was associated with our 2011 restructuring plan and primarily related to idle facility costs. The formalized plan for these actions was announced in the second quarter of 2011 and included phasing out our cardiac rhythm management manufacturing and R&D operations in Sweden, reducing our workforce and rationalizing product lines.
Refer to Note 7 of the Condensed Consolidated Financial Statements for additional detail associated with these special charges.

Other expense, net
	Three Months Ended
(in millions)	March 29, 2014	March 30, 2013
Interest income	$(1)	$(1)
Interest expense	21	19
Other	—	30
Other expense, net	$20	$48

During the first three months of 2013, we recognized a $29 million charge in other expense, net to adjust the carrying value of our pre-existing CardioMEMS equity investment and fixed price purchase option to fair value.
Income taxes

	Three Months Ended
(as a percent of pre-tax income)	March 29, 2014	March 30, 2013
Effective tax rate	18.2%	14.6%

Our effective income tax rate was 18.2% and 14.6% for the first quarter of 2014 and 2013, respectively. Special charges recognized during the first quarter of 2014 were $34 million, favorably impacting the effective tax rate by 1.3 percentage points. Additionally, our effective tax rate for the first quarter of 2014 does not include the impact of the federal research and development tax credit (R&D tax credit), as the R&D tax credit has not yet been extended for 2014. As a result, our effective tax rate for the first quarter of 2014 was negatively impacted by 1.2 percentage points. Our effective tax rate for the first quarter of 2013 includes the full year 2012 benefit of the R&D tax credit, which was extended for 2012 in January 2013. As a result, our effective tax rate for the first quarter of 2013 was favorably impacted by 6.3 percentage points.

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
At March 29, 2014, substantially all of our cash and cash equivalents was held by our non-U.S. subsidiaries. A portion of these foreign cash balances are associated with earnings that are permanently reinvested and which we plan to use to support our continued growth plans outside the United States through funding of operating expenses, capital expenditures and other investment and growth opportunities. The majority of these funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practical to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate funds held by our non-U.S. subsidiaries.
We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the most recently completed quarter) remained flat at 91 days as of both December 28, 2013 and March 29, 2014. Our DIOH (ending net inventory divided by average daily cost of sales for the most recently completed six months) increased from 158 days at December 28, 2013 to 174 days at March 29, 2014 as a result of inventory increases to support our product launches. Special charges recognized in cost of sales in the six months ended March 29, 2014 reduced our

March 29, 2014 DIOH by 6 days. Special charges recognized in cost of sales in the last half of 2013 reduced our December 28, 2013 DIOH by 5 days.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (in millions):

	Three Months Ended
	March 29, 2014	March 30, 2013
Net cash provided by (used in):
Operating activities	$273	$183
Investing activities	(42)	(69)
Financing activities	(159)	(333)
Effect of currency exchange rate changes on cash and cash equivalents	1	(9)
Net increase in cash and cash equivalents	$73	$(228)
Operating Cash Flows
Cash provided by operating activities was $273 million during the first three months of 2014, compared to $183 million during the first three months of 2013. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, accounts payable, accrued liabilities and income taxes payable. During the first quarter of 2013, our operating cash flows were negatively impacted due to higher tax payments made as a result of a tax audit settlement associated with certain tax audits related to our 2002 through 2009 tax years.
Investing Cash Flows
Cash used in investing activities was $42 million during the first three months of 2014 compared to $69 million during the same period last year. Our purchases of property, plant and equipment totaled $46 million and $65 million during the first three months of 2014 and 2013, respectively, primarily reflecting our continued investment in our product growth platforms currently in place.
Financing Cash Flows
Cash used in financing activities was $159 million during the first three months of 2014 compared to $333 million during the first three months of 2013 primarily driven by the amount of common stock repurchases. Our financing cash flows can fluctuate significantly depending upon our liquidity needs, the extent of our common stock repurchases and the amount of stock option exercises. Our repurchases of our common stock during the first quarter of 2014 was funded from cash generated from operations and issuances of commercial paper.
A summary of our financing cashflows is provided in the following table (in millions):

	Three Months Ended
	March 29, 2014	March 30, 2013
Stock issued under employee stock plans, net of tax benefit	$69	$51
Common stock repurchases	(476)	(609)
Dividends paid	(72)	(68)
Debt borrowings, net	326	307
Other, net	(6)	(14)
Net cash used in financing activities	$(159)	$(333)

DEBT AND CREDIT FACILITIES
In May 2013, we entered into a long-term $1.5 billion committed Credit Facility used to support our commercial paper program and for general corporate purposes. The Credit Facility expires in May 2018. Borrowings under this facility bear interest initially at LIBOR plus 0.8%, subject to adjustment in the event of a change in our credit ratings. Commitment fees under this Credit Facility are not material. There were no outstanding borrowings under the Credit Facility as of March 29, 2014.
Our commercial paper program provides for the issuance of unsecured commercial paper with maturities up to 270 days. At March 29, 2014 and December 28, 2013, we had outstanding commercial paper balances of $1,040 million and $714 million, respectively. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. Our predominant historical practice has been to issue commercial paper (up to the amount backed by available borrowings capacity under the Credit Facility), as our commercial paper has historically been issued at lower interest rates.
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
In December 2010, we issued our $500 million principal amount 5-year, 2.50% unsecured senior notes (2016 Senior Notes). The majority of the net proceeds from the issuance of the 2016 Senior Notes was used for general corporate purposes. Interest payments are required on a semi-annual basis. We may redeem the 2016 Senior Notes at any time at the applicable redemption price. The 2016 Senior Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness.
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
In April 2013, we issued $900 million principal amount of 10-year, 3.25% unsecured senior notes (2023 Senior Notes) and $700 million principal amount of 30-year, 4.75% unsecured senior notes (2043 Senior Notes). The net proceeds from the issuance of the 2023 Senior Notes and 2043 Senior Notes was used for general corporate purposes including the repayment of outstanding borrowings. Interest payments are required on a semi-annual basis. We may redeem the 2023 Senior Notes or 2043 Senior Notes at any time at the applicable redemption price. The 2023 Senior Notes and the 2043 Senior Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness.
In April 2010, we issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $125 million at March 29, 2014 and $122 million at December 28, 2013) and 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $80 million at March 29,2014 and $78 million at December 28, 2013). We used the proceeds from these issuances to retire outstanding debt obligations. Interest payments on the 2.04% Yen Notes and 1.58% Yen Notes are required on a semi-annual basis and the principal amounts recorded on the balance sheet fluctuate based on the effects of foreign currency translation.
In March 2011, we borrowed 6.5 billion Japanese Yen under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The outstanding 6.5 billion Japanese Yen balance was the equivalent of $63 million at March 29, 2014 and $62 million at December 28, 2013. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at the Yen LIBOR plus 0.25% and mature in March 2015, and the other half of the borrowings bear interest at the Yen LIBOR plus 0.275% and mature in June 2014. The maturity dates of each credit facility automatically extend for a one-year period, unless we elect to terminate the credit facility.
Our Credit Facility and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.5 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 60% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the Credit Facility, our senior notes and Yen Notes we also have certain limitations on how we conduct our business, including limitations on additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of March 29, 2014.

DIVIDENDS AND SHARE REPURCHASES
During the three months ended March 29, 2014, the Company declared a quarterly cash dividend of $0.27 per common share for a total of $77 million. On April 30, 2014, our Board of Directors authorized a quarterly cash dividend of $0.27 per share payable on July 31, 2014 to shareholders of record as of June 30, 2014. We expect to continue to pay quarterly cash dividends in the foreseeable future, subject to declaration by the Board of Directors.

On December 9, 2013, our Board of Directors authorized a share repurchase program of up to $700 million of our outstanding common stock. We began repurchasing shares on December 11, 2013 and completed the repurchases under the program on January 17, 2014, repurchasing 11.1 million shares for $700.0 million at an average repurchase price of $63.07 per share. From December 29, 2013 through January 17, 2014, we repurchased 6.7 million shares for $434 million at an average repurchase price of $65.00 per share.

COMMITMENTS AND CONTINGENCIES
A description of our contractual obligations and other commitments is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations, included in our 2013 Annual Report on Form 10-K. We have no off-balance sheet financing arrangements other than that previously disclosed in our 2013 Annual Report on Form 10-K. Our significant legal proceedings are discussed in Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
CAUTIONARY STATEMENTS
In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast,” “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among other factors, the risks and uncertainties discussed in the sections entitled Off-Balance Sheet Arrangements and Contractual Obligations and Market Risk in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2013 Annual Report on Form 10-K and in the section entitled Risk Factors in Part I, Item 1A in our 2013 Annual Report on Form 10-K as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth as follows.

1.	Competition, including product introductions by competitors that have advanced technology, better features or lower pricing.
2.
Safety, performance or efficacy concerns about our products, many of which are expected to be implanted for many years, some of which may lead to recalls and/or advisories with the attendant expenses and declining sales.

3.
A reduction in the number of procedures using our devices caused by cost-containment pressures, publication of adverse study results, initiation of investigations of our customers related to our devices or the development of or preferences for alternative technologies or therapies.

4.
Declining industry-wide sales caused by product quality issues or recalls or advisories by us or our competitors that result in loss of physician and/or patient confidence in the safety, performance or efficacy of sophisticated medical devices in general and/or the types of medical devices recalled in particular.

5.
Governmental legislation, including the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, and/or regulation that significantly impacts the healthcare system in the United States or in international markets and that results in lower reimbursement for procedures using our products or denies coverage for such procedures, reduces medical procedure volumes or otherwise adversely affects our business and results of operations, including the imposition of any medical device excise tax.

6.
Any changes to the U.S. Medicare or Medicaid systems or international reimbursement systems that significantly reduces reimbursement for procedures using our medical devices or denies coverage for such procedures, as well as adverse decisions relating to our products by administrators of such systems on coverage or reimbursement issues.

7.
Changes in laws, regulations or administrative practices affecting government regulation of our products, such as FDA regulations, including those that decrease the probability or increase the time and/or expense of obtaining approval for products or impose additional burdens on the manufacture and sale of medical devices.

8.	Consolidation and other healthcare industry changes leading to demands for price concessions and/or limitations on, or the elimination of, our ability to sell in significant market segments.
9.
Failure to successfully complete, or unfavorable data from, clinical trials for our products or new indications for our products and/or failure to successfully develop markets for such new indications.

10.
Conditions imposed in resolving, or any inability to timely resolve, any regulatory issues raised by the FDA, including Form 483 observations or warning letters, as well as risks generally associated with our health, safety and environmental regulatory compliance and quality systems.

11.	Assertion, acquisition or grant of key patents by or to others that have the effect of excluding us from market segments or requiring us to pay royalties.
12.	Adverse developments in litigation, including product liability litigation, patent or other intellectual property litigation, qui tam litigation or shareholder litigation.
13.	Our ability to fund future product liability losses related to claims made subsequent to becoming self-insured.
14.	Economic factors, including inflation, contraction in capital markets, changes in interest rates and changes in foreign currency exchange rates.
15.
Disruptions in the financial markets or changes in economic conditions that adversely impact the availability and cost of credit and customer purchasing and payment patterns, including the collectability of customer accounts receivable.

16.	The loss of, or price increases by, suppliers of key components, some of which are sole-sourced.
17.	Inability to successfully integrate the businesses that we have acquired in recent years and that we plan to acquire.
18.
Risks associated with our substantial international operations, including economic and political instability, currency fluctuations, changes in customs, tariffs and other trade restrictions and compliance with foreign laws.

19.	Our inability to realize the expected benefits from our restructuring initiatives and continuous improvement efforts and the negative unintended consequences such activity could have.
20.	Adverse developments in investigations and governmental proceedings.
21.
Regulatory actions arising from concern over Bovine Spongiform Encephalopathy, sometimes referred to as “mad cow disease,” that have the effect of limiting our ability to market products using bovine collagen, such as Angio-Seal™, or products using bovine pericardial material, such as our Biocor®, Epic™, or and Trifecta™ tissue heart valves, or that impose added costs on the procurement of bovine collagen or bovine pericardial material.

22.
Severe weather or other natural disasters that can adversely impact customer purchasing patterns and/or patient implant procedures or cause damage to the facilities of our critical suppliers or one or more of our facilities, such as an earthquake affecting our facilities in California and Costa Rica or a hurricane affecting our facilities in Puerto Rico and Malaysia.

23.	Our inability to maintain, protect and enhance our existing information and manufacturing systems and our products that incorporate information technology or to develop new systems and products.
24.	Changes in accounting rules or tax laws that adversely affect our results of operations, financial position or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since December 28, 2013 in our market risk. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2013 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES
As of March 29, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2014.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     RISK FACTORS
There has been no material change in the risk factors set forth in our 2013 Annual Report on Form 10-K. For further information, see Part I, Item 1A, Risk Factors in our 2013 Annual Report on Form 10-K.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
On December 9, 2013, our Board of Directors authorized a share repurchase program of up to $700 million of our outstanding common stock. We began repurchasing shares on December 11, 2013 and completed the repurchases under the program on January 17, 2014. From December 29, 2013 through January 17, 2014, we repurchased 6.7 million shares for $434 million at an average repurchase price of $65.00 per share.

The following table provides information about the shares we repurchased during the first quarter of 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/29/2013 - 1/25/2014	6,670,817	$65.00	6,670,817	$—
1/26/2014 - 3/1/2014	—	—	—	—
3/2/2014 - 3/29/2014	—	—	—	—
Total	6,670,817	$65.00	6,670,817	$—

Item 6.	EXHIBITS

Exhibit
No.	Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended March 29, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

May 6, 2014	/s/ DONALD J. ZURBAY
DATE	DONALD J. ZURBAY
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

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended March 29, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

# Filed as an exhibit to this Quarterly Report on Form 10-Q.