Form 10-Q
period 2014-06-28
ST JUDE MEDICAL INC
filed 2014-07-30
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2014 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.
Commission File Number: 1-12441
ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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

The number of shares of common stock, par value $0.10 per share, outstanding on July 25, 2014 was 284,693,423.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$1,448	$1,403	$2,811	$2,741
Cost of sales:
Cost of sales before special charges	407	381	789	740
Special charges	26	1	27	19
Total cost of sales	433	382	816	759
Gross profit	1,015	1,021	1,995	1,982
Selling, general and administrative expense	523	489	988	957
Research and development expense	178	173	348	333
Special charges	25	77	58	102
Operating profit	289	282	601	590
Other expense, net	21	183	41	231
Earnings before income taxes and noncontrolling interest	268	99	560	359
Income tax expense (benefit)	22	(8)	75	30
Net earnings before noncontrolling interest	246	107	485	329
Less: Net loss attributable to noncontrolling interest	(24)	(8)	(34)	(9)
Net earnings attributable to St. Jude Medical, Inc.	$270	$115	$519	$338

Net earnings per share attributable to St. Jude Medical, Inc.:
Basic	$0.95	$0.41	$1.83	$1.19
Diluted	$0.93	$0.40	$1.80	$1.18
Cash dividends declared per share:	$0.27	$0.25	$0.54	$0.50
Weighted average shares outstanding:
Basic	284.2	283.9	284.3	284.6
Diluted	288.9	286.7	289.1	287.1
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net earnings before noncontrolling interest	$246	$107	$485	$329
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale securities	1	2	1	1
Unrealized gain on derivative financial instruments	—	—	—	3
Reclassification of realized gain to net earnings on available-for-sale securities	—	(3)	—	(3)
Foreign currency translation adjustment	(20)	(14)	(10)	(41)
Other comprehensive income (loss), net of tax	(19)	(15)	(9)	(40)
Total comprehensive income before noncontrolling interest	227	92	476	289
Total comprehensive loss attributable to noncontrolling interest	(24)	(8)	(34)	(9)
Total comprehensive income attributable to St. Jude Medical, Inc.	$251	$100	$510	$298
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share amounts)
(Unaudited)

	June 28, 2014	December 28, 2013
ASSETS
Current Assets
Cash and cash equivalents	$1,580	$1,373
Accounts receivable, less allowance for doubtful accounts of $51 million and $45 million at June 28, 2014 and December 28, 2013, respectively	1,439	1,422
Inventories	801	708
Deferred income taxes, net	231	229
Other current assets	169	178
Total current assets	4,220	3,910
Property, plant and equipment, at cost	2,860	2,799
Less accumulated depreciation	(1,478)	(1,389)
Net property, plant and equipment	1,382	1,410
Goodwill	3,484	3,524
Intangible assets, net	868	911
Deferred income taxes, net	102	116
Other assets	387	377
TOTAL ASSETS	$10,443	$10,248
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$564	$62
Accounts payable	188	247
Dividends payable	77	72
Income taxes payable	46	32
Employee compensation and related benefits	298	312
Other current liabilities	654	655
Total current liabilities	1,827	1,380
Long-term debt	3,642	3,518
Deferred income taxes, net	231	240
Other liabilities	708	706
Total liabilities	6,408	5,844
Commitments and Contingencies (Note 6)	—	—
Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 284,564,301 and 289,117,352 shares issued and outstanding at June 28, 2014 and December 28, 2013, respectively)	28	29
Additional paid-in capital	18	220
Retained earnings	3,896	3,936
Accumulated other comprehensive income	37	46
Total shareholders' equity before noncontrolling interest	3,979	4,231
Noncontrolling interest	56	173
Total shareholders’ equity	4,035	4,404
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,443	$10,248
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Six Months Ended	June 28, 2014	June 29, 2013
OPERATING ACTIVITIES
Net earnings before noncontrolling interest	$485	$329
Adjustments to reconcile net earnings before noncontrolling interest to net cash from operating activities:
Depreciation of property, plant and equipment	110	98
Amortization of intangible assets	42	40
Amortization of debt premium, net	(3)	(1)
Contingent consideration fair value adjustment	9	—
Stock-based compensation	34	33
Excess tax benefits from stock issued under employee stock plans	(12)	(1)
Gain on sale of investment	—	(5)
Loss on retirement of long-term debt	—	161
Deferred income taxes, net	4	(20)
Other, net	14	40
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(14)	(71)
Inventories	(93)	(37)
Other current assets	15	(15)
Accounts payable and accrued expenses	(48)	5
Income taxes payable	21	(160)
Net cash provided by operating activities	564	396
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(91)	(117)
Proceeds from sale of investments	4	6
Other investing activities, net	—	(13)
Net cash used in investing activities	(87)	(124)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued, net	78	102
Excess tax benefits from stock issued under employee stock plans	12	1
Common stock repurchased, including related costs	(476)	(609)
Dividends paid	(149)	(139)
Issuances (payments) of commercial paper borrowings, net	622	(318)
Borrowings under debt facilities	—	2,092
Payments under debt facilities	—	(1,196)
Purchase of shares from noncontrolling interest	(344)	—
Other financing activities, net	(12)	(167)
Net cash used in financing activities	(269)	(234)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	(12)
Net increase in cash and cash equivalents	207	26
Cash and cash equivalents at beginning of period	1,373	1,194
Cash and cash equivalents at end of period	$1,580	$1,220

Noncash investing and financing activities:
Additions in noncontrolling ownership interest	$—	$249
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION
Principles of Consolidation: The accompanying unaudited condensed consolidated financial statements of St. Jude Medical, Inc. (St. Jude Medical or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (U.S. generally accepted accounting principles) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (2013 Annual Report on Form 10-K).
The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities for which St. Jude Medical has a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. For variable interest entities (VIEs), the Company assesses the terms of its interest in the entity to determine if St. Jude Medical is the primary beneficiary. Variable interests are ownership, contractual or other interests in an entity that change with increases or decreases in the fair value of the VIE's net assets exclusive of variable interests. The entity that consolidates the VIE is considered the primary beneficiary, and is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE's economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. In the first quarter of 2013, the Company determined that CardioMEMS, Inc. (CardioMEMS) was a VIE for which the Company is the primary beneficiary and began consolidating their results effective February 27, 2013. In the second quarter of 2014, the Company exercised its exclusive option to obtain the remaining 81% ownership interest (see Note 2). During the second quarter of 2013, the Company entered into a $40 million equity investment, contingent acquisition agreement and exclusive distribution agreement with Spinal Modulation, Inc. (Spinal Modulation) and determined it also was a VIE for which the Company is the primary beneficiary. The Company began consolidating Spinal Modulation's results effective June 7, 2013 (see Note 2).
On January 28, 2014, the Company announced organizational changes to combine its Implantable Electronic Systems Division (IESD) and Cardiovascular and Ablation Technologies Division (CATD) operating divisions, resulting in an integrated research and development organization and a consolidation of manufacturing and supply chain operations worldwide. The integration will be conducted in a phased approach throughout 2014. The Company's continuing global restructuring efforts are focused on streamlining its organization to improve productivity, reduce costs and leverage its scale to drive additional growth. The Company will continue to report under the existing reportable segment structure for internal management financial forecasting and reporting purposes into fiscal year 2014 until the organizational changes and the related financial reporting structure are finalized. The financial reporting structure has not changed as of and for the period ended June 28, 2014 and continues to be consistent with the 2013 comparable periods. See Note 14 for further information on the Company's segments.

New Accounting Pronouncements: In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11 (ASU 2013-11), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists with certain exceptions. The Company was required to prospectively adopt ASU 2013-11 in the first reporting period beginning after December 15, 2013. The Company's adoption of ASU 2013-11 during the first quarter of 2014 resulted in a $14 million reclassification from other liabilities to deferred income taxes, net (noncurrent assets) on its Condensed Consolidated Balance Sheets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will supersede the current revenue recognition requirements. The amendments in ASU 2014-09 are effective for annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. We are evaluating our approach to the adoption and the potential impact to our results of operations and financial position. The Company will adopt the new guidance beginning in fiscal year 2017.

NOTE 2 – BUSINESS COMBINATIONS
Endosense S.A.: On August 19, 2013, the Company acquired all the outstanding shares of Endosense S.A. (Endosense) for the equivalent of $171 million (160 million Swiss Francs) in net cash consideration using available cash from outside the United States (U.S.). Endosense is based in Geneva, Switzerland and develops, manufactures and markets the TactiCath® irrigated ablation catheter to provide physicians a real-time, objective measure of the force to apply to the heart wall during a catheter ablation procedure. The Endosense force-sensing technology is CE Mark-approved for atrial fibrillation and supra ventricular tachycardia ablation. Under the terms of the acquisition agreement, the Company is obligated to make an additional cash payment of up to 150 million Swiss Francs (approximately $168 million at June 28, 2014), contingent upon both the achievement and timing of U.S. Food and Drug Administration (FDA) approval.

Consistent with the provisions of the Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC Topic 805) the Company accrued the contingent payment on the date of acquisition after determining its fair value of $132 million in arriving at $303 million of total consideration, net of cash acquired. The contingent consideration liability (approximately $148 million at June 28, 2014) is reflected in other current liabilities as of June 28, 2014 and is remeasured to fair value at each reporting period with changes in fair value reflected in the Condensed Consolidated Statements of Earnings. The purchase price allocation is preliminary subject to finalization of the fair value valuation.

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

At the time of acquisition, the Company's 18% voting equity interest in Nanostim was remeasured to fair value of $33 million, which approximated its carrying value, and the related remeasurement gain was not material. Under the terms of the acquisition agreement, the Company is obligated to make additional cash payments of up to $65 million, contingent upon the achievement and timing of certain revenue-based milestones. Consistent with the provisions of ASC Topic 805, the Company accrued the contingent payment after determining its fair value of $56 million in arriving at $210 million of total consideration, net of cash acquired. The contingent consideration accrual (approximately $58 million at June 28, 2014) is reflected in other liabilities and is remeasured to fair value at each reporting period with changes in fair value reflected in the Condensed Consolidated Statements of Earnings. The purchase price allocation is preliminary subject to finalization of the fair value valuation.

The following table summarizes the purchase price allocation as of the respective dates of acquisition of the estimated fair values of net assets acquired and liabilities assumed as a result of the Company's acquisitions of Endosense and Nanostim during fiscal year 2013 as follows (in millions):

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

The initial consolidation of a VIE that is determined to be a business is accounted for as a business combination. During the second quarter of 2014, the Company finalized the allocation of Spinal Modulation's assets and liabilities included in the Company's condensed consolidated balance sheet, recognizing a fair value adjustment of $36 million to decrease goodwill and noncontrolling interest. These changes have been reflected retrospectively in the June 7, 2013 balances presented in the following table. The following table also summarizes Spinal Modulation’s assets and liabilities included in St. Jude Medical's condensed consolidated balance sheet as of June 28, 2014 after elimination of all intercompany balances and transactions (in millions):

	June 7, 2013	June 28, 2014
Cash and cash equivalents	$41	$9
Other current assets	9	7
Goodwill	46	46
IPR&D	45	45
Other intangible assets	7	7
Other long-term assets	1	—
Total assets	149	114

Current liabilities	6	6
Deferred income taxes, net	19	19
Total liabilities	25	25

Non-controlling interest	$84	$56

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

In the first quarter of 2013, the Company obtained significant decision-making rights over CardioMEMS' operations and provided debt financing of $28 million to CardioMEMS, which was collateralized by substantially all the assets of CardioMEMS including its intellectual property. In July 2013, the Company provided $9 million of additional debt financing to CardioMEMS. In accordance with ASC Topic 810, the Company reconsidered its arrangements with CardioMEMS and determined that effective February 27, 2013 CardioMEMS was a VIE for which St. Jude Medical was the primary beneficiary with the financial condition and results of operations of CardioMEMS included in St. Jude Medical's consolidated financial statements. The Company recognized a $29 million charge to other expense during the first quarter of 2013 (see Note 10) to adjust the carrying value of its previously held equity investment and fixed price purchase option to fair value.

In the second quarter of 2014, the Company exercised its exclusive option and paid $344 million to shareholders and $18 million for pre-existing fee and compensation arrangements to obtain the remaining 81% ownership interest. The $344 million paid in the second quarter of 2014 was classified as a financing activity in the Condensed Consolidated Statement of Cash Flows. As the Company retained its controlling interest, the payment resulted in a decrease in shareholders’ equity before noncontrolling interest of $297 million and a decrease in noncontrolling interest of $47 million. CardioMEMS’ results of operations continue to be included in the Company’s condensed consolidated financial statements.
NeuroTherm, Inc.: On July 14, 2014, the Company entered into a definitive agreement to acquire privately held NeuroTherm, Inc. (NeuroTherm) for approximately $200 million in cash. The transaction is estimated to close by the end of the third quarter of 2014. NeuroTherm is based in Wilmington, Massachusetts and is a global manufacturer of interventional pain management therapies, including the treatment of spinal pain using radiofrequency ablation, a segment of the chronic pain market in which the Company currently does not participate.
NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for each of the Company’s reportable segments (see Note 14) for the six months ended June 28, 2014 were as follows (in millions):

	IESD	CATD	Total
Balance at December 28, 2013	$1,526	$1,998	$3,524
Spinal Modulation, Inc.	(36)	—	(36)
Foreign currency translation and other	1	(5)	(4)
Balance at June 28, 2014	$1,491	$1,993	$3,484

During the second quarter of 2014, the Company finalized the allocation of Spinal Modulation's assets and liabilities included in the Company's consolidated balance sheet as of June 7, 2013, recognizing a fair value adjustment of $36 million to decrease goodwill and noncontrolling interest.

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in millions):

	June 28, 2014		December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Purchased technology and patents	$1,042	$432	$986	$393
Customer lists and relationships	20	14	20	13
Trademarks and tradenames	22	12	22	11
Licenses, distribution agreements and other	4	2	4	1
	$1,088	$460	$1,032	$418
Indefinite-lived intangible assets:
Acquired IPR&D	$205		$262
Trademarks and tradenames	35		35
	$240		$297

During the second quarter of 2014, CardioMEMS received FDA approval of its CardioMEMS™ (Heart Failure) HF System in May 2014. As a result of the approval, the Company reclassified $58 million of acquired IPR&D from an indefinite-lived intangible asset to a purchased technology definite-lived intangible asset.

During the second quarter of 2013, the Company recognized a $13 million impairment charge primarily associated with customer relationship intangible assets (see Note 7). The gross carrying amounts and related accumulated amortization amounts for these impairment charges were written off accordingly.

The following table presents expected future amortization expense for acquired intangible assets recognized as of June 28, 2014 and amortization expense of expected indefinite-lived IPR&D amortization based on anticipated regulatory product approvals (in millions):

	Remainder of					After
	2014	2015	2016	2017	2018	2018
Amortization expense	$42	$84	$86	$75	$74	$472

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ due to actual timing of regulatory approvals, additional intangible assets acquired, foreign currency translation impacts, impairment of intangible assets and other events. The Company expenses the costs incurred to renew or extend the term of intangible assets.

NOTE 4 – INVENTORIES
The Company’s inventories consisted of the following (in millions):

	June 28, 2014	December 28, 2013
Finished goods	$540	$494
Work in process	88	52
Raw materials	173	162
	$801	$708

NOTE 5 – DEBT
The Company’s debt consisted of the following (in millions):

	June 28, 2014	December 28, 2013
Term loan due 2015	$500	$500
2.50% senior notes due 2016	509	512
3.25% senior notes due 2023	896	896
4.75% senior notes due 2043	696	696
1.58% Yen-denominated senior notes due 2017	80	78
2.04% Yen-denominated senior notes due 2020	125	122
Yen-denominated credit facilities	64	62
Commercial paper borrowings	1,336	714
Total debt	4,206	3,580
Less: current debt obligations	564	62
Long-term debt	$3,642	$3,518
Expected future minimum principal payments under the Company’s debt obligations as of June 28, 2014 are as follows: $564 million in 2015; $500 million in 2016; $80 million in 2017; $1,336 million in 2018 and $1,725 million in years thereafter.
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
1.58% Yen-Denominated Senior Notes Due 2017: In April 2010, the Company issued 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $80 million at June 28, 2014 and $78 million at December 28, 2013). The principal amount of the 1.58% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2017.
2.04% Yen-Denominated Senior Notes Due 2020: In April 2010, the Company issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $125 million at June 28, 2014 and $122 million at December 28, 2013). The principal amount of the 2.04% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2020.
Yen–Denominated Credit Facilities: In March 2011, the Company borrowed 6.5 billion Japanese Yen (the equivalent of $64 million at June 28, 2014 and $62 million at December 28, 2013) under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at Yen LIBOR plus 0.25% and mature in March 2015 and the other half of the borrowings bear interest at Yen LIBOR plus 0.275% and mature in June 2015. The maturity dates of each credit facility automatically extend for a one-year period, unless the Company elects to terminate the credit facility.
Other Available Borrowings: In May 2013, the Company entered into a $1.5 billion unsecured committed credit facility (Credit Facility) that it may draw on for general corporate purposes and to support its commercial paper program. The Credit Facility expires in May 2018. Borrowings under the Credit Facility bear interest initially at LIBOR plus 0.8%, subject to adjustment in the event of a change in the Company’s credit ratings. As of June 28, 2014 and December 28, 2013, the Company had no outstanding borrowings under the Credit Facility.
The Company’s commercial paper program provides for the issuance of unsecured commercial paper with maturities up to 270 days. As of June 28, 2014 and December 28, 2013, the Company's commercial paper borrowings were $1,336 million and $714 million, respectively. During the first six months of 2014, the Company’s weighted average effective interest rate on its commercial paper borrowings was approximately 0.24%. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. The Company classifies all of its commercial paper borrowings as long-term debt, as the Company has the ability and intent to repay any short-term maturity with available cash from its existing long-term, committed Credit Facility.
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Product Liability Litigation
Riata® Litigation: As of July 25, 2014, the Company is aware of sixty lawsuits from plaintiffs alleging injuries caused by, and asserting product liability claims concerning, Riata® and Riata® ST Silicone Defibrillation Leads. Of the sixty lawsuits, twenty-nine cases are pending in federal courts, including three in the U.S. District Court for the District of Minnesota, twenty-two in the U.S. District Court for the Central District of California, one in the U.S. District Court for the District of South Carolina, one in the U.S. District Court for the Northern District of New York, one in the U.S. District Court for the Western District of Kentucky and one in the U.S. District Court for the Western District of Pennsylvania. The remaining thirty-one lawsuits are pending in state courts across the country, including seven in Minnesota, nineteen in California, one in Indiana, one in Georgia, one in Kentucky, one in Florida and one in Alaska.

Most of the lawsuits have been brought by single plaintiffs, but some of them name multiple individuals as plaintiffs. The sixty lawsuits include eight separate multi-plaintiff lawsuits that have been initiated against the Company that involve more than one unrelated plaintiff: a multi-plaintiff lawsuit joining twenty-nine unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on April 4, 2013; a multi-plaintiff lawsuit joining two unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on April 4, 2013; a multi-plaintiff lawsuit joining two claimants was filed in the United States District Court for the Central District of California on April 4, 2013; a multi-plaintiff lawsuit joining three unrelated claimants was filed in the Superior Court of California for the city and county of

Los Angeles on April 29, 2013; a multi-plaintiff lawsuit joining twenty-one unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on July 15, 2013; a multi-plaintiff lawsuit joining thirty unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on April 2, 2014; and a multi-plaintiff lawsuit joining twenty-eight unrelated claimants was filed in the Superior Court to California for the City and County of Los Angeles on June 10, 2014.

On June 24, 2014, the judge presiding over the three cases in the District of Minnesota granted the Company’s motion for summary judgment, dismissing four of the plaintiffs’ five manufacturing defect causes of action as preempted by the Medical Device Amendments to the Food, Drug, and Cosmetic Act (FDCA). The judge also noted that the plaintiffs’ fifth manufacturing defect claim relating to lead sterilization should not proceed unless the plaintiffs can show proof that the Company failed to comply with Premarket Approval (PMA) requirements with respect to that claim.

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

Although some of the claimants in the aforementioned suits allege no specific injuries, the majority of the claimants allege bodily injuries as a result of surgical revision or removal and replacement of Riata® leads, or other complications, which they attribute to the leads. The majority of the claimants who seek recovery for implantation and/or surgical removal of Riata® leads are seeking compensatory damages in unspecified amounts, and declaratory judgments that the Company is liable to the claimants for any past, present and future evaluative monitoring, and corrective medical, surgical and incidental expenses and losses. Several claimants also seek punitive damages. The Company is financially responsible for legal costs incurred in defense of the Riata product liability claims, including any potential settlements, judgments and other legal defense costs.
Silzone® Litigation and Insurance Receivables: The Company has been sued in various jurisdictions beginning in March 2000 by some patients who received a heart valve product with Silzone® coating, which the Company stopped selling in January 2000. The Company's outstanding Silzone cases consist of one class action in Ontario, which is in the process of being dismissed, and one individual case in Ontario.
In June 2012, the Ontario Court ruled in the Company's favor on all nine common class issues in a class action involving Silzone patients, and the case was dismissed. In September 2012, counsel for the class filed an appeal with the Court of Appeal for the Province of Ontario. On July 2, 2014, the Ontario Superior Court of Justice approved a settlement of the class action, the essential terms of which included a dismissal of the appeal and a payment to the Company in the amount of $250,000 Canadian Dollars (or $233,230 U.S. Dollars). The approval will be final after the expiration of the appeal period on August 1, 2014.
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

After Volcano acquired Axsun in December 2008, LightLab Imaging sued Axsun and Volcano in Massachusetts, asserting a number of claims arising out of Volcano's acquisition of Axsun. In January 2011, the Court ruled that Axsun's and Volcano's conduct constituted knowing and willful violations of a statute which prohibits unfair or deceptive acts or practices or acts of unfair competition, entitling LightLab Imaging to double damages, and furthermore, that LightLab Imaging was entitled to recover attorneys' fees. In February 2011, Volcano and Axsun were ordered to pay the Company for reimbursement of attorneys' fees and double damages, which Volcano paid to the Company in July 2011. The Court also issued certain injunctions and declaratory relief against Volcano. The Company has also appealed certain rulings relating to the trial court's exclusion of certain expert testimony and its refusal to enter permanent injunctions. In January 2013, the Supreme Judicial Court for Massachusetts granted the Company's request to bypass the intermediary appellate court and accepted the matter for its direct review. Oral argument occurred on December 2, 2013, and a decision rejecting the Company's appeal was issued on July 28, 2014.
In May 2011, LightLab Imaging initiated a lawsuit against Volcano and Axsun in the Delaware state court. The suit seeks to enforce LightLab Imaging's exclusive contract with Axsun, and also alleges claims to prevent Volcano from interfering with that contract and to bar Axsun and Volcano from using LightLab Imaging's confidential information and trade secrets, and to prevent Volcano and Axsun from violating a Massachusetts statute prohibiting unfair methods of competition and unfair or deceptive acts or practices relating to LightLab Imaging's tunable laser technology. In May 2012, the Court granted Volcano's motion to stay the proceedings until Volcano provides notice of its intent to begin clinical trials or engage in other public activities with an OCT imaging system that uses a type of light source that is in dispute in the lawsuit. Volcano is under an order to provide such a notice at least 45 days before beginning such trials or engaging in such activities. In April 2013, the Court denied a motion by the Company to lift the stay. On November 4, 2013, Volcano announced that it was discontinuing its OCT development program effective September 30, 2013. Accordingly, Volcano has filed a motion to dismiss without prejudice in the Delaware state court litigation. The Court has not ruled on Volcano’s motion.

Volcano Corporation & St. Jude Medical Patent Litigation: In July 2010, the Company filed a lawsuit in federal district court in Delaware against Volcano for patent infringement. In the suit, the Company asserted certain patents against Volcano and seeks injunctive relief and monetary damages. The infringed patents are part of the St. Jude Medical PressureWire® technology platform, which was acquired as part of St. Jude Medical's purchase of Radi Medical Systems in December 2008. On October 19, 2012, a jury ruled in favor of Volcano finding that certain Volcano patents did not infringe the Company's patents and that certain St. Jude Medical patents were invalid. The Company filed a motion for judgment as a matter of law which the Court denied. The Company intends to appeal to the federal circuit court and raise challenges to various issues related to the trial that resulted in the October 19, 2012 jury decision. Volcano also filed counterclaims against the Company in this case, alleging certain St. Jude Medical patent claims are unenforceable and that certain St. Jude Medical products infringe certain Volcano patents. On October 25, 2012, a jury ruled that the Company did not infringe certain Volcano patents and the Court entered judgment on both October jury verdicts in January 2013. The parties are moving forward with other post-trial proceedings.

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

Securities and Other Shareholder Litigation
March 2010 Securities Class Action Litigation: In March 2010, a securities lawsuit seeking class action status was filed in federal district court in Minnesota against the Company and certain officers (collectively, the defendants) on behalf of purchasers of St. Jude Medical common stock between April 22, 2009 and October 6, 2009. The lawsuit relates to the Company's earnings announcements for the first, second and third quarters of 2009, as well as a preliminary earnings release dated October 6, 2009. The complaint, which seeks unspecified damages and other relief as well as attorneys' fees, alleges that the defendants failed to disclose that it was experiencing a slowdown in demand for its products and was not receiving anticipated orders for cardiac rhythm management devices. Class members allege that the defendant's failure to disclose the above information resulted in the class purchasing St. Jude Medical stock at an artificially inflated price. In December 2011, the Court issued a decision denying a motion to dismiss filed by the defendants in October 2010. In October 2012, the Court granted plaintiffs' motion to certify the case as a class action and the discovery phase of the case closed in September 2013. On October 15, 2013, the defendants filed a motion for summary judgment. A hearing concerning that motion took place with the Court in January 2014 and a ruling is expected later in 2014. Subject to the outcome of this hearing, the Court has indicated it would likely schedule the trial for a later date in 2014 or 2015. The defendants intend to continue to vigorously defend against the claims asserted in this lawsuit.
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

December 2012 Derivative Litigation: In December 2012, a shareholder derivative action was initiated in Minnesota state court in Ramsey County, on behalf of the Company, against members of St. Jude Medical’s Board of Directors as well as certain officers of the Company (collectively, the defendants). The plaintiffs in this action allege breach of fiduciary duty, waste of corporate assets and unjust enrichment. The claims center around and involve the Company’s high voltage cardiac rhythm lead products and related activities and events. No damages are sought against the Company. The defendants intend to vigorously defend against the claims asserted in this matter. In March 2013, the defendants filed a motion to dismiss the plaintiffs' complaint. The matter was transferred to a new judge effective July 31, 2013 and an oral hearing on the Company’s motion to dismiss was heard on June 5, 2014. The Company anticipates a ruling on the motion in the third or fourth quarter of 2014.

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
Regulatory Matters
In late September 2012, the FDA commenced an inspection of the Company's Sylmar, California facility, and, following such inspection, issued eleven observations on a Form 483, which the Company disclosed on a Form 8-K filed on October 24, 2012 along with an exhibit containing a redacted version of the Form 483. The FDA subsequently released its own redacted version of the 483 Letter on November 20, 2012. The redacted version of the Form 483 that was released by the FDA on November 20, 2012 and included in its website at that time is attached as Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2013. In early November 2012, the Company provided written responses to the FDA on the Form 483 detailing proposed corrective actions and immediately initiated efforts to address the FDA's inspectional observations. The Company subsequently received a warning letter dated January 10, 2013 from the FDA relating to these inspectional observations with respect to its Sylmar, California facility. The warning letter does not identify any specific concerns regarding the performance of, or indicate the need for any field or other action regarding any particular St. Jude Medical product. In July 2013, the FDA inspected the Company's Sylmar, California facility for progress made remediating the warning letter and Form 483 observations. No additional observations on Form 483 were issued following the July 2013 inspection. In January 2014, the Company provided the FDA the final closeout notification for all items contained in the Form 483 issued after the September 2012 inspection and subsequent warning letter. In April 2014, the FDA inspected the Company's Sylmar facility and issued one Form 483 observation, which was immediately resolved, verified and cleared by the FDA during the April 2014 inspection. On July 2, 2014, the Company announced that it has been notified by the FDA that issues cited in the Sylmar, California facility’s January 2013 warning letter have been addressed and the warning letter cleared.

The FDA inspected the Company's Plano, Texas manufacturing facility at various times between March 5 and April 6, 2009. On April 6, 2009, the FDA issued a Form 483 identifying certain inspectional observations with current Good Manufacturing Practice (cGMP). Following the receipt of the Form 483, the Company provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address the FDA's inspectional observations. The Company subsequently received a warning letter dated June 26, 2009 from the FDA relating to these inspectional observations with respect to its legacy Neuromodulation division's Plano, Texas and Hackettstown, New Jersey facilities. The Company has worked to address the observations and in January 2014, the Company provided the FDA with a final closeout notification for all items in Form 483 observations pertaining to the Plano, Texas and Hackettstown, New Jersey facilities and the June 2009 warning letter. In May 2014, the FDA conducted a follow-up warning letter inspection at the Company's Plano, Texas facility to evaluate progress made remediating the warning letter issues and Form 483 observations in Plano, Texas and Hackettstown, New Jersey facilities. The Company is awaiting further feedback from the FDA in follow up on this inspection.

With respect to both of these warning letters, the Company notes that the FDA has indicated that it will generally not grant requests for exportation certificates to foreign governments or approve pre-market approval applications for Class III devices to which the quality system regulation deviations are reasonably related until the violations have been corrected. However, in the case of both the June 2009 and January 2013 warning letters, the FDA has granted certain product approvals pending warning letter resolution. Customer orders have not been and are not expected to be impacted.

The Company has worked diligently to respond timely and fully to the FDA's observations and requests at the Plano, Texas facility. While the Company believes the issues raised by the FDA at the Plano, Texas facility can be resolved without a material impact on the Company's financial results, the FDA has recently been increasing its scrutiny of the medical device industry and raising the threshold for compliance. The government is expected to continue to scrutinize the industry closely with inspections, and possibly enforcement actions, by the FDA or other agencies. The Company is regularly monitoring, assessing and working to improve its internal compliance systems and procedures as part of its ongoing effort to seek compliance with applicable laws, regulations and requirements, including those of the FDA.
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
Changes in the Company’s product warranty liability during the three and six months ended June 28, 2014 and June 29, 2013 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Balance at beginning of period	$37	$37	$37	$38
Warranty expense recognized	2	1	3	3
Warranty credits issued	(2)	(1)	(3)	(4)
Balance at end of period	$37	$37	$37	$37

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
During 2013, the Company incurred additional charges totaling $220 million related to the realignment plan initiated during 2012. Of the $220 million incurred, the Company recognized severance costs and other termination benefits, after management determined that such severance and benefit costs were probable and estimable, in accordance with ASC Topic 712, Nonretirement Postemployment Benefits (ASC Topic 712), inventory write-offs primarily associated with discontinued CATD product lines, fixed asset write-offs related to information technology assets no longer expected to be utilized as well as other restructuring costs. The other restructuring costs included a distributor and other contract termination costs, office consolidation costs, termination of a research agreement and other costs, all as part of the Company's continued integration efforts.
During the first quarter of 2014, the Company announced additional organizational changes including the combination of its IESD and CATD operating divisions, resulting in an integrated research and development organization and a consolidation of manufacturing and supply chain operations worldwide. The integration is being conducted in a phased approach throughout 2014. In connection with these actions, the Company incurred $34 million of special charges associated with the 2012 business realignment plan. These charges primarily included severance and other termination benefits as well as other restructuring costs primarily associated with distributor and other contract termination costs, and international sales office consolidation costs.
During the second quarter of 2014, the Company incurred $60 million of additional charges associated with the continued organizational changes announced in the first quarter of 2014. These charges primarily related to the termination of a clinical trial, costs associated with the planned exit of a facility in Europe and distributor and other contract termination costs. The 2012 Business Realignment Plan is expected to be completed in 2015.

A summary of the activity related to the 2012 business realignment plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at December 29, 2012	$58	$—	$—	$8	$66
Cost of sales special charges	—	30	—	5	35
Special charges	75	—	13	97	185
Non-cash charges used	—	(30)	(13)	(4)	(47)
Cash payments	(79)	—	—	(73)	(152)
Balance at December 28, 2013	54	—	—	33	87
Cost of sales special charges	—	1	—	—	1
Special charges	12	—	1	20	33
Non-cash charges used	—	(1)	(1)	—	(2)
Cash payments	(22)	—	—	(29)	(51)
Balance at March 29, 2014	44	—	—	24	68
Cost of sales special charges	7	7	12	—	26
Special charges	23	—	2	9	34
Non-cash charges used	—	(7)	(14)	—	(21)
Cash payments	(14)	—	—	(12)	(26)
Balance at June 28, 2014	$60	$—	$—	$21	$81
2011 Restructuring Plan
During 2011, the Company announced a restructuring plan to streamline certain activities in the Company's legacy cardiac rhythm management business and sales and selling support organizations. Specifically, the restructuring actions included phasing out cardiac rhythm management manufacturing and research and development (R&D) operations in Sweden, reductions in the Company's workforce and rationalizing product lines. As of December 28, 2013, the Company had a remaining accrual balance consisting of employee termination and other restructuring costs associated with its 2011 restructuring plan of $15 million. During the first six months of 2014, $9 million was paid resulting in a remaining accrual balance of $6 million as of June 28, 2014 that is expected to be paid during 2014. Going forward, no additional charges are expected as the 2011 restructuring plan is now complete.

Other Special Charges

During the second quarter of 2014, the Company recognized a $27 million gain related to a favorable judgment and resolution in a patent infringement case. Additionally, the Company recognized $18 million of litigation charges for expected future probable and estimable legal costs associated with outstanding legal matters related to the Company's IESD field actions.

During the second quarter of 2013, the Company agreed to settle a dispute on licensed technology associated with certain CATD product lines. In connection with the settlement, which resolved all disputed claims, the Company recognized a $22 million settlement expense. Additionally, the Company recognized $13 million of impairments primarily associated with customer relationship intangible assets recognized in connection with legacy acquisitions involved in the distribution of the Company's products. Due to the changing dynamics of the U.S. healthcare market, specifically as it relates to hospital purchasing practices, the Company determined that these intangible assets had no future discrete cash flows and were fully impaired.

NOTE 8 – NET EARNINGS PER SHARE
The table below sets forth the computation of basic and diluted net earnings per share attributable to St. Jude Medical, Inc. (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Numerator:
Net earnings attributable to St. Jude Medical, Inc.	$270	$115	$519	$338
Denominator:
Basic weighted average shares outstanding	284.2	283.9	284.3	284.6
Dilution associated with stock-based compensation plans	4.7	2.8	4.8	2.5
Diluted weighted average shares outstanding	288.9	286.7	289.1	287.1
Basic net earnings per share attributable to St. Jude Medical, Inc.	$0.95	$0.41	$1.83	$1.19
Diluted net earnings per share attributable to St. Jude Medical, Inc.	$0.93	$0.40	$1.80	$1.18
Approximately 2.7 million and 3.1 million shares of common stock subject to stock options and restricted stock units were excluded from the diluted net earnings per share computation for the three months ended June 28, 2014 and June 29, 2013, respectively, because they were not dilutive. Additionally, approximately 1.3 million and 7.0 million shares of common stock subject to stock options and restricted stock units were excluded from the diluted net earnings per share computation for the six months ended June 28, 2014 and June 29, 2013, respectively, because they were not dilutive.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND SUPPLEMENTAL EQUITY INFORMATION
The tables below present the changes in each component of accumulated other comprehensive income, including other comprehensive income and reclassifications out of accumulated other comprehensive income into net earnings for the three and six months ended June 28, 2014 (in millions):

	Unrealized	Unrealized	Foreign	Accumulated
	gain (loss) on	gain (loss) on	Currency	Other
	available-for-sale	derivative	Translation	Comprehensive
For the three months ended June 28, 2014	securities	instruments	Adjustment	Income (Loss)
Accumulated other comprehensive income (loss), net of tax, at March 29, 2014	$17	$3	$36	$56
Other comprehensive income (loss) before reclassifications	1	—	(20)	(19)
Amounts reclassified to net earnings from accumulated other comprehensive income	—	—	—	—
Other comprehensive income (loss)	1	—	(20)	(19)
Accumulated other comprehensive income (loss), net of tax, at June 28, 2014	$18	$3	$16	$37

	Unrealized	Unrealized	Foreign	Accumulated
	gain (loss) on	gain (loss) on	Currency	Other
	available-for-sale	derivative	Translation	Comprehensive
For the six months ended June 28, 2014	securities	instruments	Adjustment	Income (Loss)
Accumulated other comprehensive income (loss), net of tax, at December 28, 2013	$17	$3	$26	$46
Other comprehensive income (loss) before reclassifications	1	—	(10)	(9)
Amounts reclassified to net earnings from accumulated other comprehensive income	—	—	—	—
Other comprehensive income (loss)	1	—	(10)	(9)
Accumulated other comprehensive income (loss), net of tax, at June 28, 2014	$18	$3	$16	$37

The tables below present the changes in each component of accumulated other comprehensive income, including other comprehensive income and reclassifications out of accumulated other comprehensive income into net earnings for the three and six months ended June 29, 2013 (in millions):

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

Income taxes are not provided for foreign translation related to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. The table below provides details about reclassifications out of accumulated other comprehensive income and the line items impacted in the Company's Condensed Consolidated Statements of Earnings during the three and six months ended June 28, 2014 and June 29, 2013 (in millions):

Details about	Amount reclassified from accumulated other comprehensive income
accumulated other	Three Months Ended		Six Months Ended
comprehensive income components	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	Statements of Earnings Classification

Unrealized gain on available-for-sale securities:
Gain on sale of available-for-sale securities	$—	$5	$—	$5	Other expense, net
Tax effect	—	(2)	—	(2)	Income tax expense
Net of tax	$—	$3	$—	$3

The supplemental equity schedules below present changes in the Company's noncontrolling interest for the six months ended June 28, 2014 and June 29, 2013, respectively (in millions):

	Total
	Shareholders'
	Equity
	Before		Total
	Noncontrolling	Noncontrolling	Shareholders'
For the six months ended June 28, 2014	Interest	Interest	Equity
Balance at December 28, 2013	$4,231	$173	$4,404
Net earnings	519	(34)	485
Other comprehensive income (loss)	(9)	—	(9)
Cash dividends declared	(154)	—	(154)
Repurchases of common stock	(434)	—	(434)
Stock-based compensation	34	—	34
Common stock issued under employee stock plans and other, net	78	—	78
Tax benefit from stock plans	11	—	11
Measurement period fair value adjustment to noncontrolling interest	—	(36)	(36)
Additions (purchases) of noncontrolling ownership interests	(297)	(47)	(344)
Balance at June 28, 2014	$3,979	$56	$4,035

	Total
	Shareholders'
	Equity
	Before		Total
	Noncontrolling	Noncontrolling	Shareholders'
For the six months ended June 29, 2013	Interest	Interest	Equity
Balance at December 29, 2012	$4,094	$—	$4,094
Net earnings	338	(9)	329
Other comprehensive income (loss)	(40)	—	(40)
Cash dividends declared	(142)	—	(142)
Repurchases of common stock	(542)	—	(542)
Stock-based compensation	33	—	33
Common stock issued under employee stock plans and other, net	102	—	102
Tax shortfall from stock plans	(6)	—	(6)
Additions (purchases) of noncontrolling ownership interests	—	249	249
Balance at June 29, 2013	$3,837	$240	$4,077

NOTE 10 – OTHER EXPENSE, NET
The Company’s other expense, net consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Interest income	$(1)	$(2)	$(2)	$(3)
Interest expense	21	20	42	39
Other	1	165	1	195
Other expense, net	$21	$183	$41	$231
During the second quarter of 2013, the Company fully redeemed its $700 million principal amount of 5-year, 3.75% unsecured senior notes originally due in 2014 and its $500 million principal amount of 10-year, 4.875% unsecured senior notes originally due in 2019. In connection with the redemption of these notes, prior to their scheduled maturities, the Company recognized a $161 million debt retirement charge to other expense primarily associated with make-whole redemption payments and the write-off of unamortized debt issuance costs.
Additionally, during the first quarter of 2013, the Company recorded a $29 million charge to other expense to adjust the carrying value of the pre-existing CardioMEMS equity investment and fixed price purchase option to fair value.
NOTE 11 – INCOME TAXES
As of June 28, 2014, the Company had $321 million accrued for unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. Additionally, the Company had $40 million accrued for interest and penalties as of June 28, 2014. At December 28, 2013, the liability for unrecognized tax benefits was $315 million and the accrual for interest and penalties was $37 million. The Company recognizes interest and penalties related to income tax matters in income tax expense.
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

The Company's effective income tax rate was 8.2% income tax expense and (8.1)% income tax benefit for the second quarter of 2014 and 2013, respectively. For the first six months of 2014 and 2013, the Company's effective income tax rate was 13.4% and 8.4%, respectively. Special charges and discrete items recognized during the second quarter and first six months of 2014 were $82 million and $118 million, respectively, favorably impacting the effective tax rate by 10.1 percentage points and 5.9 percentage points, respectively. Additionally, the Company's effective tax rate for the second quarter and first six months of 2014 does not include the impact of the federal research and development tax credit (R&D tax credit), as the R&D tax credit has not yet been extended for 2014. As a result, the Company's effective tax rate for the second quarter and first six months of 2014 was negatively impacted by 1.1 and 1.2 percentage points, respectively, compared to the same periods in 2013. Debt redemption charges and special charges recognized during the second quarter and first six months of 2013 favorably impacted the Company's effective tax rate by 30.7 percentage points and 9.9 percentage points, respectively. Refer to Note 7 for additional detail associated with these special charges. Additionally, the Company's effective tax rate for the first six months of 2013 includes the full 2012 benefit of the R&D tax credit, which was extended for 2012 in January 2013. As a result, the Company's effective tax rate for the first six months of 2013 was favorably impacted by 3.1 percentage points.

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
The following table summarizes the components of the balance of the Company’s available-for-sale securities at June 28, 2014 and December 28, 2013 (in millions):

	June 28, 2014	December 28, 2013
Adjusted cost	$7	$7
Gross unrealized gains	29	28
Fair value	$36	$35
Derivative Instruments: The Company’s derivative instruments consist of foreign currency exchange contracts. The Company classifies these instruments as level 2 as the fair value is determined using inputs other than observable quoted market prices. These inputs include spot and forward foreign currency exchange rates that the Company obtains from standard market data providers. The fair value of the Company’s outstanding foreign currency exchange contracts was not material at June 28, 2014 or December 28, 2013.
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

A summary of financial assets measured at fair value on a recurring basis at June 28, 2014 and December 28, 2013 is as follows (in millions):

	Balance Sheet Classification	June 28, 2014	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$1,142	$1,142	$—	$—
Available-for-sale securities	Other current assets	36	36	—	—
Trading securities	Other assets	289	289	—	—
Total assets		1,467	1,467	—	—

Liabilities
Contingent consideration	Other current liabilities	148	—	—	148
Contingent consideration	Other liabilities	58	—	—	58
Total liabilities		$206	$—	$—	$206

	Balance Sheet Classification	December 28, 2013	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$875	$875	$—	$—
Available-for-sale securities	Other current assets	35	35	—	—
Trading securities	Other assets	279	279	—	—
Total assets		1,189	1,189	—	—

Liabilities
Contingent consideration	Other liabilities	195	—	—	195
Total liabilities		$195	$—	$—	$195

The recurring Level 3 fair value measurements of the Company's contingent consideration liability include the following significant unobservable inputs (in millions):

Contingent Consideration Liability	Fair Value as of June 28, 2014	Valuation Technique	Unobservable Input	Range

Endosense regulatory-based milestone	$148	Probability Weighted Discounted Cash Flow	Discount Rate	1.08%	-	1.46%
			Probability of Payment			95%
			Projected Year of Payment			2014

Nanostim revenue-based milestone	58	Probability Weighted Discounted Cash Flow	Discount Rate			5.00%
			Probability of Payment			100%
			Projected Years of Three Annual Payments	2016, 2017, 2018
Total contingent consideration liability	$206

The following table provides a reconciliation of the beginning and ending balances of the Company' contingent consideration liability associated with its Endosense and Nanostim acquisitions since December 28, 2013 for the three and six months ended June 28, 2014 (in millions):

	Endosense	Nanostim	Total
Balance as of December 28, 2013	$139	$56	$195
Change in fair value of contingent consideration	—	1	1
Foreign currency translation	2	—	2
Balance as of March 29, 2014	141	57	198
Change in fair value of contingent consideration	7	1	8
Foreign currency translation	—	—	—
Balance as of June 28, 2014	$148	$58	$206
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
During the second quarter of 2014, the Company recognized $14 million of fixed asset write-offs primarily associated with the discontinuation of a clinical trial. As the fixed assets had no alternative future use and therefore no discrete future cash flows, the assets were fully impaired. Refer to Note 7 for further details.
During the second quarter of 2013, the Company recognized $13 million of impairments associated with customer relationship intangible assets, as it determined that these intangible assets had no discrete future cash flows and were fully impaired. Refer to Note 7 for further details.
Cost Method Investments: The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other assets and measured at fair value on a nonrecurring basis. The carrying value of these investments approximated $70 million and $69 million at June 28, 2014 and December 28, 2013, respectively. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. When measured on a nonrecurring basis, the Company’s cost method investments are considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.
Fair Value Measurements of Other Financial Instruments
The aggregate fair value of the Company’s fixed-rate senior notes at June 28, 2014 (measured using quoted prices in active markets) was $2,352 million compared to the aggregate carrying value of $2,307 million (inclusive of the terminated interest rate swaps). The fair value of the Company’s variable-rate debt obligations at June 28, 2014 approximated its aggregate $1,899 million carrying value due to the variable interest rate and short-term nature of these instruments. The Company also had $438 million and $498 million of cash equivalents invested in short-term deposits and interest and non-interest bearing bank accounts at June 28, 2014 and December 28, 2013, respectively.

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company follows the provisions of ASC Topic 815, Derivatives and Hedging (ASC Topic 815) in accounting for and disclosing derivative instruments and hedging activities. All derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in net earnings or other comprehensive income (loss) depending on whether the derivative is designated as part of a qualifying hedge transaction. Derivative assets and derivative liabilities are classified as other current assets, other assets, other current liabilities or other liabilities based on the gain or loss position of the contract and the contract maturity date.
Foreign Currency Forward Contracts
The Company hedges a portion of its foreign currency exchange rate risk through the use of forward exchange contracts. The Company uses forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under ASC Topic 815. The Company measures its foreign currency exchange contracts at fair value on a recurring basis. The fair value of outstanding contracts was not material as of June 28, 2014 and December 28, 2013. During the second quarter of 2014 and 2013, the net amount of gains (losses) the Company recognized to other expense, net for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 were net losses of $4 million and net gains of $3 million, respectively. During the first six months of 2014 and 2013, the net amount of gains (losses) recognized to other expense, net for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 were net losses of $4 million and net gains of $13 million, respectively. These net gains (losses) were almost entirely offset by corresponding net (losses) gains on the foreign currency exposures being managed. The Company does not enter into contracts for trading or speculative purposes. The Company’s policy is to enter into hedging contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.
Interest Rate Contracts
During the first quarter of 2013, the Company entered into and settled treasury rate lock agreements in anticipation of issuing the $900 million principal amount of 2023 Senior Notes and the $700 million principal amount of 2043 Senior Notes. Prior to the issuance of the senior notes, the Company was subject to changes in treasury benchmark interest rates, and therefore locked into fixed-rate coupons to hedge against the interest rate fluctuations. The Company designated the treasury rate lock agreements as cash flow hedges under ASC Topic 815. Upon settlement, the $3 million gain was recognized as a component of other comprehensive income, and will be recognized as a reduction to interest expense over the life of the senior notes. The amount of hedge ineffectiveness was not material.
NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
On January 28, 2014, the Company announced further organizational changes to combine its Implantable Electronic Systems Division (IESD) and Cardiovascular and Ablation Technologies Division (CATD) operating divisions, resulting in an integrated research and development organization and a consolidation of manufacturing and supply chain operations worldwide. The integration will be conducted in a phased approach throughout 2014. The Company's continuing global restructuring efforts are focused on streamlining its organization to improve productivity, reduce costs and leverage its scale to drive additional growth. The Company will continue to report under the existing reportable segment structure for internal management financial forecasting and reporting purposes into fiscal year 2014 until the organizational changes and the related financial reporting structure are finalized. The financial reporting structure has not changed as of and for the period ended June 28, 2014 and continues to be consistent with the 2013 comparable periods. As a result, IESD and CATD continue to be considered the Company's reportable segments as of June 28, 2014.
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
The following table presents net sales and operating profit by reportable segment (in millions):

	IESD	CATD	Other	Total
Three Months ended June 28, 2014:
Net sales	$840	$608	$—	$1,448
Operating profit	554	380	(645)	289
Three Months ended June 29, 2013:
Net sales	$826	$577	$—	$1,403
Operating profit	565	341	(624)	282

Six Months ended June 28, 2014:
Net sales	$1,626	$1,185	$—	$2,811
Operating profit	1,099	732	(1,230)	601
Six Months ended June 29, 2013:
Net sales	$1,603	$1,138	$—	$2,741
Operating profit	1,096	674	(1,180)	590
The following table presents the Company’s total assets by reportable segment (in millions):

Total Assets	June 28, 2014	December 28, 2013
IESD	$2,810	$2,855
CATD	3,262	3,273
Other	4,371	4,120
	$10,443	$10,248
Geographic Information
The following table presents net sales by geographic location of the customer (in millions):

	Three Months Ended		Six Months Ended
Net Sales	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
United States	$669	$669	$1,313	$1,309
International
Europe	408	376	795	733
Japan	136	137	266	276
Asia Pacific	134	125	249	237
Other	101	96	188	186
	779	734	1,498	1,432
	$1,448	$1,403	$2,811	$2,741

The amounts for long-lived assets by significant geographic market include net property, plant and equipment by physical location of the asset as follows (in millions):

Long-Lived Assets	June 28, 2014	December 28, 2013
United States	$1,022	$1,045
International
Europe	75	73
Japan	23	28
Asia Pacific	72	75
Other	190	189
	360	365
	$1,382	$1,410

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Our business is focused on the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas and implantable neurostimulation medical devices for the management of chronic pain. We sell our products in more than 100 countries around the world. Our largest geographic markets are the United States, Europe, Japan and Asia Pacific. On January 28, 2014, we announced organizational changes to combine our Implantable Electronic Systems Division (IESD) and Cardiovascular and Ablation Technologies Division (CATD) operating divisions, resulting in an integrated research and development organization and a consolidation of manufacturing and supply chain operations worldwide. The integration will be conducted in a phased approach throughout 2014. Our continuing global restructuring efforts are focused on streamlining our organization to improve productivity, reduce costs and leverage its scale to drive additional growth. We will continue to report under the existing reportable segment structure for internal management financial forecasting and reporting purposes into fiscal year 2014 until the organizational changes and the related financial reporting structure are finalized. The financial reporting structure has not changed as of and for the period ended June 28, 2014 and continues to be consistent with the 2013 comparable periods. See Note 14 to the Condensed Consolidated Financial Statements for further information on our reportable segments.
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

During the second quarter and first six months of 2014, net sales increased 3% to $1,448 million and $2,811 million, respectively, compared to the second quarter and first six months of 2013. Foreign currency translation comparisons favorably increased our second quarter 2014 net sales by $4 million compared to the second quarter of 2013, and unfavorably decreased our first six months 2014 net sales by $21 million compared to the same prior year period. The increase in our net sales during the second quarter and first six months compared to the same periods in 2013 was primarily driven by our AF products, which benefited from increased EP catheter ablation procedures and increased sales volumes associated with our intracardiac echocardiography imaging product offerings. We have also experienced a net sales benefit from our 2013 product launches, most notably from our next-generation Ellipse™ and Assura™ devices (FDA approved in June 2013 and CE Mark approved in May 2013) which include our cardiac resynchronization therapy defibrillator (CRT-D) models, Quadra Assura™ for quadripolar CRT-D and Unify Assura™ for bi-polar CRT-D. Additionally, we continue to benefit from incremental net sales associated with our exclusive distribution of Spinal Modulation Inc.'s (Spinal Modulation) Axium™ Neurostimulator System, sales volume increases related to our Fractional Flow Reserve (FFR) technology products and OCT imaging products and sales volume increases associated with our transcatheter aortic heart valves. Partially offsetting these net sales increases, we have experienced a net sales decline in our other neuromodulation chronic pain products, mechanical valves, due to a market preference for tissue valves, and our third party vascular products we distribute in Japan. Refer to the Segment Performance section for a more detailed discussion of the results of our reportable segments.

Our second quarter 2014 net earnings of $270 million and diluted net earnings per share of $0.93 increased 135% and 133%, respectively, compared to our second quarter 2013 net earnings of $115 million and diluted net earnings per share of $0.40. Second quarter 2014 net earnings were negatively impacted by after-tax charges of $45 million, or $0.16 per diluted share, associated with additional charges related to our 2012 business realignment plan, acquisition-related charges and IESD litigation charges, partially offset by a gain related to a favorable judgment and resolution in a patent infringement case. Additionally, second quarter 2014 net earnings were favorably impacted by a tax benefit of $24 million, or $0.08 per diluted share, related to discrete income tax adjustments associated with international tax positions. Second quarter 2013 net earnings were negatively impacted by after-tax charges of $160 million, or $0.56 per diluted share, associated with make-whole debt redemption charges, additional charges related to our previously announced business realignment and restructuring related plans, a license dispute settlement charge, an intangible asset impairment charge and acquisition-related charges. For the first six months of 2014 net earnings were $519 million and diluted net earnings per share was $1.80 compared to net earnings of $338 million and diluted net earnings per share of $1.18 for the first six months of 2013. During the first six months of 2014 net earnings and diluted net earnings per share were negatively impacted by after-tax charges of $70 million, or $0.24 per diluted share, due to additional charges related to our 2012 business realignment plan, acquisition-related charges and IESD litigation charges, partially offset by a gain related to a favorable judgment and resolution in a patent infringement case. As discussed previously, our first six months 2014 net earnings were also favorably impacted by a tax benefit of $24 million, or $0.08 per diluted share. During the first six months of 2013, net earnings and diluted net earnings per share were negatively impacted by after-tax charges of $200 million, or $0.69 per diluted share, which included the after-tax charges of $160 million discussed previously, first quarter 2013 after-tax charges of $32 million related to the business realignment and restructuring related actions and after-tax charges of $29 million to adjust the carrying value of our pre-existing CardioMEMS, Inc. equity investment and fixed price purchase option to fair value during the first quarter of 2013. These charges were partially offset by a $21 million income tax benefit related to the 2012 federal research and development tax credit extended in the first quarter of 2013, retroactive to the beginning of our 2012 tax year. Refer to the Results of Operations section for a more detailed discussion of these charges.

We generated $564 million of operating cash flows during the first six months of 2014, compared to $396 million of operating cash flows during the first six months of 2013. We ended the second quarter of 2014 with $1,580 million of cash and cash equivalents and $4,206 million of total debt. We also repurchased 6.7 million shares of our common stock for $434 million at an average repurchase price of $65.00 per share during the first quarter of 2014. Additionally, on February 22, 2014, April 30, 2014 and July 29, 2014 our Board of Directors authorized quarterly cash dividends of $0.27 per share payable on April 30, 2014, July 31, 2014 and October 31, 2014 to shareholders of record as of March 31, 2014, June 30, 2014, and September 30, 2014, respectively. Our quarterly 2014 dividend declarations represent an 8% per share increase over the same periods in 2013.

NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 1 to the Condensed Consolidated Financial Statements.

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
The following table presents net sales and operating profit by reportable segment (in millions):

	IESD	CATD	Other	Total
Three Months ended June 28, 2014:
Net sales	$840	$608	$—	$1,448
Operating profit	554	380	(645)	289
Three Months ended June 29, 2013:
Net sales	$826	$577	$—	$1,403
Operating profit	565	341	(624)	282

Six Months ended June 28, 2014:
Net sales	$1,626	$1,185	$—	$2,811
Operating profit	1,099	732	(1,230)	601
Six Months ended June 29, 2013:
Net sales	$1,603	$1,138	$—	$2,741
Operating profit	1,096	674	(1,180)	590

The following discussion of the changes in our net sales is provided by class of similar products within our reportable segments.
Implantable Electronic Systems Division

	Three Months Ended			Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
ICD systems	$462	$454	1.8%	$898	$881	1.9%
Pacemaker systems	271	264	2.7%	522	515	1.4%
Neuromodulation products	107	108	(0.9)%	206	207	(0.5)%
	$840	$826	1.7%	$1,626	$1,603	1.4%
IESD's net sales increased 2% and 1% during the second quarter and first six months of 2014 compared to the same prior year periods. Foreign currency translation favorably impacted IESD's second quarter 2014 net sales by $3 million and unfavorably impacted IESD's first six months 2014 net sales by $7 million compared to the same periods in 2013.
ICD net sales increased 2% during both the second quarter and first six months of 2014 compared to the same prior year periods. Our U.S. 2014 second quarter and first six months ICD net sales of $275 million and $542 million, respectively, increased 2% and 3%, respectively, compared to the same prior year periods as a result of our sales volume benefit from the June 2013 FDA approval of our next-generation Assura™ and Ellipse™ devices. Our Assura™ family of high-voltage devices feature Quadra Assura™ for quadripolar CRT-D, Unify Assura™ for bi-polar CRT-D and our Fortify Assura™ ICD. The Assura™ family has a high energy output, with a maximum output of 40 Joules while the Ellipse™ ICD is a high energy small-sized ICD. Internationally, our second quarter 2014 ICD net sales of $187 million increased 2% compared to the same prior year period, and our first six months 2014 ICD net sales of $356 million remained flat compared to the same period in 2013. Foreign currency translation had a $2 million favorable impact and $2 million unfavorable impact on international ICD net sales in the second quarter and first six months of 2014, respectively, compared to the same periods in 2013.

Pacemaker systems net sales increased 3% and 1% during the second quarter and first six months of 2014 compared to the same periods in 2013. Internationally, our second quarter and first six months 2014 pacemaker systems net sales of $164 million and $315 million, respectively, increased 7% and 6%, respectively, compared to the same prior year periods. Foreign currency translation had a $6 million (2 percentage points) unfavorable impact on our international pacemaker systems net sales during the first six months of 2014 compared to the same period in 2013. Foreign currency translation did not have a significant impact on pacemaker systems net sales during the second quarter of 2014 compared to the same prior year period. International pacemaker sales have experienced a benefit from our July 2013 Japan launch of our Accent MRI™ Pacemaker and the Tendril MRI™ lead, which received regulatory approval from the Japanese Ministry of Health, Labor and Welfare in June 2013. We also continue to benefit from sales of our Allure Quadra™ CRT-P, which received CE Mark approval in April 2013. Partially offsetting the increase in our international net sales, our U.S. pacemaker systems net sales of $107 million and $207 million during our second quarter and first six months 2014, respectively, decreased 3% and 5%, respectively, compared to the same prior year periods, primarily as a result of overall market declines in average selling prices.

Neuromodulation products net sales decreased 1% during both the second quarter and first six months of 2014 compared to the same prior year periods primarily as a result of sales volume declines for our U.S. chronic pain products. Partially offsetting these decreases, our international net sales increased during both the second quarter and first six months of 2014 compared to the same periods in 2013 driven by net sales of Spinal Modulation's Axium™ Neurostimulator System, for which we are the exclusive distributor. Foreign currency translation did not have a significant impact during the second quarter or first six months of 2014 compared to the same prior year periods.

Cardiovascular and Ablation Technologies Division

	Three Months Ended			Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
AF products	$257	$237	8.4%	$508	$470	8.1%
Vascular products	180	178	1.1%	352	353	(0.3)%
Structural heart products	171	162	5.6%	325	315	3.2%
	$608	$577	5.4%	$1,185	$1,138	4.1%

CATD net sales increased 5% and 4% during the second quarter and first six months of 2014, respectively, compared to the same prior year periods. Foreign currency translation favorably impacted CATD net sales by $1 million during the second quarter of 2014 compared to the second quarter of 2013, and unfavorably impacted CATD's first six months 2014 net sales by $14 million compared to the same prior year period.

AF products net sales increased 8% during both the second quarter and first six months of 2014 compared to the same prior year periods primarily due to the continued increase in EP catheter ablation procedures and our intracardiac echocardiography imaging product offerings. Additionally, we experienced a net sales benefit from our European launch of our TactiCath® irrigated ablation catheter, acquired through our Endosense acquisition in August 2013. The TactiCath® irrigated ablation catheter provides physicians a real-time, objective measure of the force to apply to the heart wall during a catheter ablation procedure. Foreign currency translation had a $6 million (1 percentage point) unfavorable impact on AF products net sales during the first six months of 2014 compared to the first six months of 2013. Foreign currency translation did not have a significant impact on AF products net sales during the second quarter of 2014 compared to the same prior year period.

Vascular products net sales increased 1% during the second quarter of 2014 and remained flat during the first six months of 2014 compared to the same prior year periods. Foreign currency translation unfavorably impacted vascular products net sales during the first six months of 2014 by $4 million (1 percentage point) compared to the same prior year period. Foreign currency translation did not have a significant impact on vascular products net sales during the second quarter of 2014 compared to the same period in 2013. Vascular products net sales were driven by increased revenues in our FFR technology products and OCT imaging products compared to the same prior year periods, partially offset by lower sales of third party products we distribute in Japan. As a result of the economic pressures and average selling price declines in the Japan market, many third party manufacturers began migrating in 2013 to a direct selling model with end-customers, which continues to unfavorably impact our third party product sales in Japan. Additionally, we continue to expect lower 2014 sales of our EnligHTN™ Renal Denervation System compared to 2013 driven by expected overall market declines in the treatment of drug-resistant, uncontrolled hypertension.

Structural heart products net sales increased 6% and 3% during the second quarter and first six months of 2014, respectively, compared to the same periods in 2013. The net sales increases were primarily driven by increased sales volumes associated with our transcatheter aortic heart valves, our AMPLATZER™ occluder products and our Trifecta™ pericardial stented tissue valve. Net sales of our Trifecta™ pericardial stented tissue valve were partially offset by a net sales decrease in our mechanical valves due to a market preference for tissue valves. Additionally, foreign currency translation had a $4 million (1 percentage point) unfavorable impact on structural heart products net sales during the first six months of 2014 compared to the same prior year period. Foreign currency translation did not have a significant impact on structural heart products net sales during the second quarter of 2014 compared to the same period in 2013.

RESULTS OF OPERATIONS
Net sales

	Three Months Ended			Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
Net sales	$1,448	$1,403	3.2%	$2,811	$2,741	2.6%

Overall, net sales increased 3% during both the second quarter and first six months of 2014 compared to the same prior year periods. During the second quarter of 2014, foreign currency translation had a favorable impact of $4 million on net sales compared to the second quarter of 2013 primarily due to the U.S. Dollar weakening against the Euro. During the first six months of 2014, foreign currency translation had an unfavorable impact of $21 million on net sales compared to the same prior year period. Although the U.S. Dollar has been weakening against the Euro during the second quarter of 2014, the impacts of the U.S. Dollar strengthening against the Japanese Yen and Latin America currencies more than offset the impacts from the U.S. Dollar weakening against the Euro during the first six months of 2014 compared to the same prior year period.
Net sales by geographic location of the customer were as follows (in millions):

	Three Months Ended		Six Months Ended
Net Sales	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
United States	$669	$669	$1,313	$1,309
International
Europe	408	376	795	733
Japan	136	137	266	276
Asia Pacific	134	125	249	237
Other	101	96	188	186
	779	734	1,498	1,432
	$1,448	$1,403	$2,811	$2,741

Gross profit
	Three Months Ended		Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Gross profit	$1,015	$1,021	$1,995	$1,982
Percentage of net sales	70.1%	72.8%	71.0%	72.3%

Gross profit for the second quarter of 2014 totaled $1,015 million, or 70.1% of net sales, compared to $1,021 million, or 72.8% of net sales for the second quarter of 2013. Gross profit for the first six months of 2014 totaled $1,995 million, or 71.0% of net sales, compared to $1,982 million, or 72.3% of net sales for the first six months of 2013. Our gross profit percentages (or gross margins) for the second quarter and first six months of 2014 were negatively impacted by special charges of $26 million (1.8 percentage points) and $27 million (0.9 percentage points), respectively. Additionally, our gross margin for the first six months of 2013 was negatively impacted by special charges of $19 million (0.7 percentage points). Refer to “Special Charges” within the Results of Operations section for a more detailed discussion of these charges. Gross margin for both the second quarter of 2014 and 2013 was negatively impacted by 1.4 percentage points and 0.8 percentage points, respectively, related to excise tax costs assessed on the sales of our products. Excise taxes for both the first six months of 2014 and 2013 negatively impacted our gross margin by 1.4 percentage points and 0.5 percentage points, respectively.

Selling, general and administrative (SG&A) expense
	Three Months Ended		Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Selling, general and administrative	$523	$489	$988	$957
Percentage of net sales	36.1%	34.9%	35.1%	34.9%

SG&A expense for the second quarter of 2014 totaled $523 million, or 36.1% of net sales, compared to $489 million, or 34.9% of net sales for the second quarter of 2013. SG&A expense for the first six months of 2014 totaled $988 million, or 35.1% of net sales, compared to $957 million, or 34.9% of net sales for the first six months of 2013. The increase in our SG&A expense during the second quarter and first six months of 2014 was primarily driven by $31 million (2.1 percentage points) and $33 million (1.2 percentage points), respectively, of acquisition-related costs, including contingent consideration fair value adjustments. These increases were partially offset by cost savings initiatives, including the realignment plan initiated in August 2012 and expanded into 2014.

Research and development (R&D) expense
	Three Months Ended		Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Research and development expense	$178	$173	$348	$333
Percentage of net sales	12.3%	12.3%	12.4%	12.1%

R&D expense in the second quarter of 2014 totaled $178 million, or 12.3% of net sales, compared to $173 million, or 12.3% of net sales for the second quarter of 2013. R&D expense in the first six months of 2014 totaled $348 million, or 12.4% of net sales, compared to $333 million, or 12.1% of net sales in the first six months of 2013. We remain committed to funding future long-term growth opportunities. We will continue to balance delivering short-term results with our investments in long-term growth drivers.

Special charges
	Three Months Ended		Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cost of sales special charges	$26	$1	$27	$19
Special charges	25	77	58	102
	$51	$78	$85	$121
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
During the first quarter of 2014, we announced additional organizational changes including the combination of our IESD and CATD operating divisions, resulting in an integrated research and development organization and a consolidation of manufacturing and supply chain operations worldwide. The integration is being conducted in a phased approach throughout 2014. In connection with these actions, we incurred special charges totaling $60 million and $94 million during the second quarter and first six months of 2014, respectively, as part of our 2012 business realignment plan. Additionally, during both the second quarter and first six months of 2014, we incurred $18 million of IESD litigation charges related to outstanding IESD field actions, which were fully offset by a $27 million gain associated with a favorable judgment and resolution in a patent infringement case. These charges and offsetting gain resulted in the recognition of total special charges of $51 million and $85 million during the second quarter and first six months of 2014, respectively. Of the total $51 million and $85 million incurred, $26 million and $27 million, respectively, were recorded to cost of sales during the second quarter and first six months of 2014, respectively. The cost of sales special charges primarily related to fixed assets and inventory write-offs associated with a discontinued clinical trial and employee severance and other termination benefits related to the planned exit of a facility in Europe. We expect to incur additional severance and other realignment charges in future periods until the plan is complete.
During the second quarter and first six months of 2013, we incurred special charges totaling $78 million and $121 million, respectively. Of the special charges incurred during the second quarter and first six months of 2013, $39 million and $73 million, respectively, related to additional 2012 business realignment plan costs initiated in August of 2012 to realign our product divisions and centralize certain support functions, including information technology, human resources, legal, business development and certain marketing functions. The organizational changes have been part of a comprehensive plan to accelerate growth, reduce costs, leverage economies of scale and increase investment in product development. Of the total $39 million and $73 million incurred, $1 million and $19 million, respectively, were recorded to cost of sales, which primarily related to inventory write-offs associated with discontinued CATD product lines.
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
Refer to Note 7 of the Condensed Consolidated Financial Statements for additional detail associated with these special charges.

Other expense, net
	Three Months Ended		Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Interest income	$(1)	$(2)	$(2)	$(3)
Interest expense	21	20	42	39
Other	1	165	1	195
Other expense, net	$21	$183	$41	$231

In the second quarter of 2013, we fully redeemed our $700 million principal amount of 5-year, 3.75% unsecured senior notes originally due in 2014 and our $500 million principal amount of 10-year, 4.875% unsecured senior notes originally due in 2019. In connection with the redemption of these notes prior to their scheduled maturities, we recognized a $161 million charge to other expense associated with make-whole redemption payments and the write-off of unamortized debt issuance costs. As a result, we experienced an unfavorable change in other expense, net during both the second quarter and first six months of 2013. Additionally, we recognized a $29 million charge in other expense, net to adjust the carrying value of our pre-existing CardioMEMS equity investment and fixed price purchase option to fair value during the first six months of 2013.
Income taxes

	Three Months Ended		Six Months Ended
(as a percent of pre-tax income)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Effective tax rate	8.2%	(8.1)%	13.4%	8.4%

Our effective income tax rate was 8.2% income tax expense and (8.1)% income tax benefit for the second quarter of 2014 and 2013, respectively. For the first six months of 2014 and 2013, our effective income tax rate was 13.4% and 8.4%, respectively. Special charges and discrete items recognized during the second quarter and first six months of 2014 were $82 million and $118 million, respectively, favorably impacting the effective tax rate by 10.1 percentage points and 5.9 percentage points, respectively. Additionally, our effective tax rate for the second quarter and first six months of 2014 does not include the impact of the federal research and development tax credit (R&D tax credit), as the R&D tax credit has not yet been extended for 2014. As a result, our effective tax rate for the second quarter and first six months of 2014 was negatively impacted by 1.1 and 1.2 percentage points, respectively, compared to the same periods in 2013. Debt redemption charges and special charges recognized during the second quarter and first six months of 2013 favorably impacted our effective tax rate by 30.7 percentage points and 9.9 percentage points, respectively. Refer to Note 7 of the Condensed Consolidated Financial Statements for additional detail associated with these special charges. Additionally, our effective tax rate for the first six months of 2013 includes the full 2012 benefit of the R&D tax credit, which was extended for 2012 in January 2013. As a result, our effective tax rate for the first six months of 2013 was favorably impacted by 3.1 percentage points.

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
At June 28, 2014, substantially all of our cash and cash equivalents was held by our non-U.S. subsidiaries. A portion of these foreign cash balances are associated with earnings that are permanently reinvested and which we plan to use to support our continued growth plans outside the United States through funding of operating expenses, capital expenditures and other investment and growth opportunities. The majority of these funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practical to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate funds held by our non-U.S. subsidiaries.

We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the most recently completed quarter) decreased from 91 days at December 28, 2013 to 90 days at June 28, 2014. Our DIOH (ending net inventory divided by average daily cost of sales for the most recently completed six months) increased from 158 days at December 28, 2013 to 178 days at June 28, 2014 as a result of inventory increases to support our product launches. Special charges recognized in cost of sales in the six months ended June 28, 2014 reduced our June 28, 2014 DIOH by 7 days. Special charges recognized in cost of sales in the last half of 2013 reduced our December 28, 2013 DIOH by 5 days.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (in millions):

	Six Months Ended
	June 28, 2014	June 29, 2013
Net cash provided by (used in):
Operating activities	$564	$396
Investing activities	(87)	(124)
Financing activities	(269)	(234)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	(12)
Net increase in cash and cash equivalents	$207	$26
Operating Cash Flows
Cash provided by operating activities was $564 million during the first six months of 2014, compared to $396 million during the first six months of 2013. Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, accounts payable, accrued liabilities and income taxes payable. During the first six months of 2013, our operating cash flows were negatively impacted due to higher tax payments made as a result of a tax audit settlement associated with certain tax audits related to our 2002 through 2009 tax years.
Investing Cash Flows
Cash used in investing activities was $87 million during the first six months of 2014 compared to $124 million during the same period last year. Our purchases of property, plant and equipment totaled $91 million and $117 million during the first six months of 2014 and 2013, respectively, primarily reflecting our continued investment in our product growth platforms currently in place.
Financing Cash Flows
Cash used in financing activities was $269 million during the first six months of 2014 compared to $234 million during the first six months of 2013 primarily driven by the amount of common stock repurchases. Additionally, during the second quarter of 2014, we exercised our exclusive option and paid $344 million to shareholders to obtain the remaining 81% ownership interest in CardioMEMS. See Note 2 to the Condensed Consolidated Financial Statements for further information. Our financing cash flows can fluctuate significantly depending upon our liquidity needs, the extent of our common stock repurchases and the amount of stock option exercises. Our repurchases of our common stock were funded from cash generated from operations and issuances of commercial paper.

A summary of our financing cash flows is provided in the following table (in millions):

	Six Months Ended
	June 28, 2014	June 29, 2013
Stock issued under employee stock plans, net of tax benefit	$90	$103
Common stock repurchases	(476)	(609)
Dividends paid	(149)	(139)
Debt borrowings, net	622	578
Purchase of shares from noncontrolling interest	(344)	—
Other, net	(12)	(167)
Net cash used in financing activities	$(269)	$(234)

DEBT AND CREDIT FACILITIES
In May 2013, we entered into a long-term $1.5 billion committed Credit Facility used to support our commercial paper program and for general corporate purposes. The Credit Facility expires in May 2018. Borrowings under this facility bear interest initially at LIBOR plus 0.8%, subject to adjustment in the event of a change in our credit ratings. Commitment fees under this Credit Facility are not material. There were no outstanding borrowings under the Credit Facility as of June 28, 2014.
Our commercial paper program provides for the issuance of unsecured commercial paper with maturities up to 270 days. At June 28, 2014 and December 28, 2013, we had outstanding commercial paper balances of $1,336 million and $714 million, respectively. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. Our predominant historical practice has been to issue commercial paper (up to the amount backed by available borrowings capacity under the Credit Facility), as our commercial paper has historically been issued at lower interest rates.
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
In December 2010, we issued $500 million principal amount 5-year, 2.50% unsecured senior notes (2016 Senior Notes). The majority of the net proceeds from the issuance of the 2016 Senior Notes was used for general corporate purposes. Interest payments are required on a semi-annual basis. We may redeem the 2016 Senior Notes at any time at the applicable redemption price. The 2016 Senior Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness.
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
In April 2010, we issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $125 million at June 28, 2014 and $122 million at December 28, 2013) and 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $80 million at June 28, 2014 and $78 million at December 28, 2013). We used the proceeds from these issuances to retire outstanding debt obligations. Interest payments on the 2.04% Yen Notes and 1.58% Yen Notes are required on a semi-annual basis and the principal amounts recorded on the balance sheet fluctuate based on the effects of foreign currency translation.

In March 2011, we borrowed 6.5 billion Japanese Yen under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The outstanding 6.5 billion Japanese Yen balance was the equivalent of $64 million at June 28, 2014 and $62 million at December 28, 2013. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at the Yen LIBOR plus 0.25% and mature in March 2015, and the other half of the borrowings bear interest at the Yen LIBOR plus 0.275% and mature in June 2015. The maturity dates of each credit facility automatically extend for a one-year period, unless we elect to terminate the credit facility.
Our Credit Facility and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.5 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 60% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the Credit Facility, our senior notes and Yen Notes we also have certain limitations on how we conduct our business, including limitations on dividends, additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of June 28, 2014.
DIVIDENDS AND SHARE REPURCHASES
During the six months ended June 28, 2014, the Company declared quarterly cash dividends of $0.27 per common share for a total of $154 million. On July 29, 2014 our Board of Directors authorized a quarterly cash dividend of $0.27 per share payable on October 31, 2014 to shareholders of record as of September 30, 2014. We expect to continue to pay quarterly cash dividends in the foreseeable future, subject to declaration by the Board of Directors.

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
As of June 28, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2014.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No matters require disclosure.

Item 3.         DEFAULTS UPON SENIOR SECURITIES
No matters require disclosure.

Item 4.         MINE SAFETY DISCLOSURES
No matters require disclosure.

Item 5.         OTHER INFORMATION
No matters require disclosure.

Item 6.	EXHIBITS

Exhibit
No.	Description

10.1	St. Jude Medical, Inc. Management Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 of St. Jude Medical's Current Report on Form 8-K filed on May 6, 2014.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended June 28, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

July 30, 2014	/s/ DONALD J. ZURBAY
DATE	DONALD J. ZURBAY
Vice President, Finance
and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	St. Jude Medical, Inc. Management Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 of St. Jude Medical's Current Report on Form 8-K filed on May 6, 2014.

12	Computation of Ratio of Earnings to Fixed Charges. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended June 28, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

# Filed as an exhibit to this Quarterly Report on Form 10-Q.