Form 10-Q
period 2014-09-27
ST JUDE MEDICAL INC
filed 2014-11-04
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2014 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.
Commission File Number: 1-12441
ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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

The number of shares of common stock, par value $0.10 per share, outstanding on October 31, 2014 was 285,912,859.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$1,372	$1,338	$4,183	$4,079
Cost of sales:
Cost of sales before special charges	388	383	1,177	1,123
Special charges	24	2	51	21
Total cost of sales	412	385	1,228	1,144
Gross profit	960	953	2,955	2,935
Selling, general and administrative expense	476	452	1,464	1,409
Research and development expense	169	172	517	505
Special charges	45	16	103	118
Operating profit	270	313	871	903
Other expense, net	20	17	61	248
Earnings before income taxes and noncontrolling interest	250	296	810	655
Income tax expense	18	44	93	74
Net earnings before noncontrolling interest	232	252	717	581
Less: Net loss attributable to noncontrolling interest	(6)	(10)	(40)	(19)
Net earnings attributable to St. Jude Medical, Inc.	$238	$262	$757	$600

Net earnings per share attributable to St. Jude Medical, Inc.:
Basic	$0.83	$0.91	$2.66	$2.10
Diluted	$0.82	$0.90	$2.62	$2.08
Cash dividends declared per share:	$0.27	$0.25	$0.81	$0.75
Weighted average shares outstanding:
Basic	285.2	287.5	284.6	285.6
Diluted	290.0	292.0	289.4	288.7
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net earnings before noncontrolling interest	$232	$252	$717	$581
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(2)	—	(1)	1
Unrealized gain on derivative financial instruments	—	—	—	3
Reclassification of realized gain to net earnings on available-for-sale securities	(2)	(2)	(2)	(5)
Foreign currency translation adjustment	(101)	51	(111)	10
Other comprehensive income (loss), net of tax	(105)	49	(114)	9
Total comprehensive income before noncontrolling interest	127	301	603	590
Total comprehensive loss attributable to noncontrolling interest	(6)	(10)	(40)	(19)
Total comprehensive income attributable to St. Jude Medical, Inc.	$133	$311	$643	$609
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share amounts)
(Unaudited)

	September 27, 2014	December 28, 2013
ASSETS
Current Assets
Cash and cash equivalents	$1,294	$1,373
Accounts receivable, less allowance for doubtful accounts of $50 million and $45 million at September 27, 2014 and December 28, 2013, respectively	1,334	1,422
Inventories	813	708
Deferred income taxes	225	229
Other current assets	170	178
Total current assets	3,836	3,910
Property, plant and equipment, at cost	2,860	2,799
Less accumulated depreciation	(1,500)	(1,389)
Net property, plant and equipment	1,360	1,410
Goodwill	3,577	3,524
Intangible assets, net	906	911
Deferred income taxes	100	116
Other assets	457	377
TOTAL ASSETS	$10,236	$10,248
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$810	$62
Accounts payable	194	247
Dividends payable	77	72
Income taxes payable	5	32
Employee compensation and related benefits	284	312
Other current liabilities	618	655
Total current liabilities	1,988	1,380
Long-term debt	3,054	3,518
Deferred income taxes	263	240
Other liabilities	786	706
Total liabilities	6,091	5,844
Commitments and Contingencies (Note 6)	—	—
Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 285,553,894 and 289,117,352 shares issued and outstanding at September 27, 2014 and December 28, 2013, respectively)	29	29
Additional paid-in capital	77	220
Retained earnings	4,057	3,936
Accumulated other comprehensive income (loss)	(68)	46
Total shareholders' equity before noncontrolling interest	4,095	4,231
Noncontrolling interest	50	173
Total shareholders’ equity	4,145	4,404
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,236	$10,248
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Nine Months Ended	September 27, 2014	September 28, 2013
OPERATING ACTIVITIES
Net earnings before noncontrolling interest	$717	$581
Adjustments to reconcile net earnings before noncontrolling interest to net cash from operating activities:
Depreciation of property, plant and equipment	167	161
Amortization of intangible assets	65	59
Amortization of debt premium, net	(4)	(4)
Inventory step-up amortization	2	—
Contingent consideration fair value adjustment	17	1
Stock-based compensation	51	50
Excess tax benefits from stock issued under employee stock plans	(13)	(4)
Gain on sale of investments	(3)	(9)
Loss on retirement of long-term debt	—	161
Deferred income taxes	8	(1)
Other, net	(13)	40
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	46	(70)
Inventories	(110)	(77)
Other current assets	(4)	31
Accounts payable and accrued expenses	(72)	(94)
Income taxes payable	50	(154)
Net cash provided by operating activities	904	671
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(139)	(171)
Business combination payments, net of cash acquired	(147)	(171)
Proceeds from sale of investments	7	10
Other investing activities, net	—	(15)
Net cash used in investing activities	(279)	(347)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued, net	119	271
Excess tax benefits from stock issued under employee stock plans	13	4
Common stock repurchased, including related costs	(476)	(609)
Dividends paid	(226)	(210)
Issuances (payments) of commercial paper borrowings, net	49	(8)
Borrowings under debt facilities	250	2,092
Payments under debt facilities	(50)	(1,659)
Purchase of shares from noncontrolling interest	(344)	—
Other financing activities, net	(8)	(151)
Net cash used in financing activities	(673)	(270)
Effect of currency exchange rate changes on cash and cash equivalents	(31)	(3)
Net increase (decrease) in cash and cash equivalents	(79)	51
Cash and cash equivalents at beginning of period	1,373	1,194
Cash and cash equivalents at end of period	$1,294	$1,245

Noncash investing and financing activities:
Additions in noncontrolling ownership interest	$—	$204
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
On January 28, 2014, the Company announced organizational changes to combine its Implantable Electronic Systems Division and Cardiovascular and Ablation Technologies Division, resulting in an integrated research and development organization and a consolidation of manufacturing and supply chain operations worldwide. The integration has been conducted in a phased approach during 2014. The Company's continuing global realignment efforts are focused on streamlining its organization to improve productivity, reduce costs and leverage its scale to drive additional growth. During the third quarter of 2014, the Company changed its internal reporting structure such that it now operates as a single operating segment and derives its revenues from six principal product categories (see Note 14).

Reclassifications: Certain prior period amounts have been reclassified to conform to current year presentation.

New Accounting Pronouncements: In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11 (ASU 2013-11), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists with certain exceptions. The Company was required to prospectively adopt ASU 2013-11 in the first reporting period beginning after December 15, 2013. The Company's adoption of ASU 2013-11 during the first quarter of 2014 resulted in a $14 million reclassification from other liabilities to deferred income taxes (noncurrent assets) on its Condensed Consolidated Balance Sheets.

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will supersede the current revenue recognition requirements. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are evaluating our approach to the adoption and the potential impact to our results of operations and financial position. The Company will adopt the new guidance beginning in fiscal year 2017.

NOTE 2 – BUSINESS COMBINATIONS
NeuroTherm: In August 2014, the Company acquired all the outstanding shares of NT Holding Company (NeuroTherm) for $147 million in net cash consideration and assumed $50 million of debt, which has been repaid. Additionally, the Company recognized direct transaction costs of $1 million in selling, general and administrative expense in the Company's Condensed Consolidated Statements of Earnings. NeuroTherm, headquartered in Wilmington, Massachusetts, is involved in the business of marketing, designing, manufacturing and distributing radio frequency ablation medical devices and the related consumable items for the pain management and interventional radiology markets in North America, South America, Africa, Europe and Asia. The purchase price allocation is considered preliminary, largely with respect to certain acquired intangible assets and tax-related assets and liabilities.
The following table summarizes the purchase price allocation of the estimated fair values of net assets acquired and liabilities assumed as a result of the Company's acquisition of NeuroTherm in August 2014 (in millions):

NeuroTherm
Current assets	$22
Property, plant and equipment	2
Goodwill	132
Intangible assets	89
Current liabilities	(13)
Deferred income tax assets/(liabilities)	(35)
Long-term debt	(50)
Net assets acquired	147

Cash paid	148
Less: Cash acquired	(1)
Net cash consideration	$147

The goodwill recorded as a result of the NeuroTherm acquisition is not deductible for income tax purposes. The goodwill is largely attributable to strategic opportunities for growing the Company's neuromodulation product portfolio to provide additional product offerings and therapy options, synergies expected to arise after the acquisition and the benefits of the existing workforce related to the acquired business. In connection with the acquisition of NeuroTherm, the Company recognized $87 million of developed technology intangible assets that have estimated useful lives ranging from 11 to 12 years and $2 million of other intangible assets that have an estimated useful life of 5 years.

The results of NeuroTherm since the date of acquisition and pro forma disclosures of the consolidated results of the Company with the full year effects of NeuroTherm have not been separately presented since the impact to the Company's results of operations was not material.

Endosense: On August 19, 2013, the Company acquired all the outstanding shares of Endosense S.A. (Endosense) for the equivalent of $171 million (160 million Swiss Francs) in net cash consideration using available cash from outside the United States (U.S.). Endosense is based in Geneva, Switzerland and develops, manufactures and markets the TactiCath® irrigated ablation catheter to provide physicians a real-time, objective measure of the force to apply to the heart wall during a catheter ablation procedure. The Endosense force-sensing technology is CE Mark-approved for atrial fibrillation and supra ventricular tachycardia ablation. Under the terms of the acquisition agreement, the Company is obligated to make an additional cash payment of up to 150 million Swiss Francs (approximately $159 million at September 27, 2014), contingent upon both the achievement and timing of U.S. Food and Drug Administration (FDA) approval.

Consistent with the provisions of the Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC Topic 805) the Company accrued the contingent payment on the date of acquisition after determining its fair value of $132 million in arriving at $303 million of total consideration, net of cash acquired. The contingent consideration liability (approximately $148 million at September 27, 2014) is reflected in other current liabilities as of September 27, 2014 and is remeasured to fair value at each reporting period with changes in fair value reflected in the Condensed Consolidated Statements of Earnings.

In October 2014, the Company received FDA approval of the TactiCath® irrigated ablation catheter and expects to record a charge in the fourth quarter of 2014 of approximately $11 million to reflect the value at which the contingent consideration will be settled.

Nanostim: On October 11, 2013, the Company exercised its exclusive purchase option and acquired all the outstanding shares of Nanostim, Inc. (Nanostim) for $121 million in net cash consideration. The Company previously held an investment in Nanostim, which provided the Company with an 18% voting equity interest. Nanostim is based in Sunnyvale, California and has developed the first leadless, miniaturized cardiac pacemaker system, which received CE Mark approval in August 2013. The Nanostim™ leadless pacemaker also received FDA conditional approval in September 2013 for its Investigational Device Exemption application and pivotal clinical trial protocol to begin evaluating the technology in the U.S. The terms of the Company’s original investment agreement with Nanostim included an exclusive fixed price purchase option to acquire the remaining 82% equity interest in Nanostim. In accordance with ASC Topic 810, Consolidations (ASC Topic 810), the Company previously concluded that Nanostim was a VIE, but that St. Jude Medical was not the primary beneficiary as it did not retain power to direct the activities of Nanostim that most significantly impacted its economic performance. The Company previously reflected its investment in Nanostim as a cost method investment in other assets.

At the time of acquisition, the Company's 18% voting equity interest in Nanostim was remeasured to fair value of $33 million, which approximated its carrying value, and the related remeasurement gain was not material. Under the terms of the acquisition agreement, the Company is obligated to make additional cash payments of up to $65 million, contingent upon the achievement and timing of certain revenue-based milestones. Consistent with the provisions of ASC Topic 805, the Company accrued the contingent payment after determining its fair value of $56 million in arriving at $210 million of total consideration, net of cash acquired. The contingent consideration accrual (approximately $58 million at September 27, 2014) is reflected in other liabilities and is remeasured to fair value at each reporting period with changes in fair value reflected in the Condensed Consolidated Statements of Earnings.

The following table summarizes the final purchase price allocation as of the respective dates of acquisition of the fair values of net assets acquired and liabilities assumed as a result of the Company's acquisitions of Endosense and Nanostim during fiscal year 2013 as follows (in millions):

	Endosense	Nanostim	Total
Current assets	$2	$1	$3
Goodwill	258	149	407
In-process research and development (IPR&D)	33	27	60
Other intangible assets	20	34	54
Other assets	1	1	2
Current liabilities	(11)	(2)	(13)
Net assets acquired	303	210	513

Cash paid	180	124	304
Less: Cash acquired	(9)	(3)	(12)
Net cash consideration	171	121	292
Contingent consideration	132	56	188
Fair value of St. Jude Medical, Inc.'s previously held interest	—	33	33
Total purchase consideration	$303	$210	$513

Spinal Modulation: On June 7, 2013, the Company made an equity investment of $40 million in Spinal Modulation, a privately-held company that is focused on the development of an intraspinal neuromodulation therapy that delivers spinal cord stimulation targeting the dorsal root ganglion to manage chronic pain. The investment agreement resulted in the Company obtaining a 19% voting equity interest and provided the Company with the exclusive right, but not the obligation, to acquire Spinal Modulation for payments of up to $300 million during the period that extends through the completion of certain regulatory milestones. Additionally, in connection with the investment and contingent acquisition agreement, the Company also entered into an exclusive international distribution agreement, and obtained significant decision-making rights over Spinal Modulation's operations and economic performance. The Company also committed to providing additional debt financing to Spinal Modulation of up to $15 million, of which Spinal Modulation utilized $6 million in August 2014. Accordingly, effective June 7, 2013, the Company determined that Spinal Modulation was a VIE for which St. Jude Medical is the primary beneficiary with the financial condition and results of operations of Spinal Modulation included in St. Jude Medical's consolidated financial statements. The Company has a 19% voting equity interest in Spinal Modulation and allocates the losses attributable to Spinal Modulation's noncontrolling shareholders to noncontrolling interest in St. Jude Medical's Condensed Consolidated Statements of Earnings and Condensed Consolidated Balance Sheets.

The initial consolidation of a VIE that is determined to be a business is accounted for as a business combination. During the second quarter of 2014, the Company finalized the allocation of Spinal Modulation's assets and liabilities included in the Company's condensed consolidated balance sheet, recognizing a fair value adjustment of $36 million to decrease goodwill and noncontrolling interest. These changes have been reflected retrospectively in the June 7, 2013 balances presented in the following table. The following table also summarizes Spinal Modulation’s assets and liabilities included in St. Jude Medical's condensed consolidated balance sheet as of September 27, 2014 after elimination of all intercompany balances and transactions (in millions):

	June 7, 2013	September 27, 2014
Cash and cash equivalents	$41	$5
Other current assets	9	8
Goodwill	46	46
IPR&D	45	45
Other intangible assets	7	7
Other assets	1	—
Total assets	149	111

Current liabilities	6	6
Deferred income taxes	19	19
Total liabilities	25	25

Non-controlling interest	$84	$50

If the Company acquires Spinal Modulation, the contingent acquisition agreement also provides for additional consideration payments contingent upon the achievement of certain revenue-based milestones. In the event the Company acquires the noncontrolling interest of Spinal Modulation, the contingent payments would be recognized at the then-current fair value as an equity transaction.

CardioMEMS: During 2010, the Company made an equity investment of $60 million in CardioMEMS, a privately-held company that is focused on the development of a wireless monitoring technology that can be placed directly into the pulmonary artery to assess cardiac performance via measurement of pulmonary artery pressure. The investment agreement resulted in the Company obtaining a 19% voting equity interest and provided the Company with the exclusive right, but not the obligation, to acquire CardioMEMS for an additional payment of $375 million less any net debt payable to St. Jude Medical, Inc. under a separate loan agreement entered into between CardioMEMS and the Company.

In the first quarter of 2013, the Company obtained significant decision-making rights over CardioMEMS' operations and provided debt financing of $28 million to CardioMEMS, which was collateralized by substantially all the assets of CardioMEMS including its intellectual property. In July 2013, the Company provided $9 million of additional debt financing to CardioMEMS. In accordance with ASC Topic 810, the Company reconsidered its arrangements with CardioMEMS and determined that effective February 27, 2013 CardioMEMS was a VIE for which St. Jude Medical was the primary beneficiary with the financial condition and results of operations of CardioMEMS included in St. Jude Medical's consolidated financial statements. The Company recognized a $29 million charge to other expense, net in the Company's Condensed Consolidated Statements of Earnings during the first quarter of 2013 (see Note 10) to adjust the carrying value of its previously held equity investment and fixed price purchase option to fair value.

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
NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS
As discussed in Note 14 to the Condensed Consolidated Financial Statements, effective in the third quarter of 2014, the Company completed a realignment of resources and management toward a new organizational structure comprised of a single operating segment, which combined its existing Implantable Electronic Systems Division and Cardiovascular and Ablation Technologies Division. This change resulted in the combination of the Company’s reporting units. During the third quarter of 2014, the Company completed its goodwill impairment assessment and determined that no impairment existed. Prior annual impairment tests were performed in the context of the reporting unit structure that existed at those times.
The changes in the carrying amount of goodwill for the nine months ended September 27, 2014 were as follows (in millions):

Balance at December 28, 2013	$3,524
NeuroTherm	132
Spinal Modulation	(36)
Foreign currency translation and other	(43)
Balance at September 27, 2014	$3,577

During the second quarter of 2014, the Company finalized the allocation of Spinal Modulation's assets and liabilities included in the Company's consolidated balance sheet as of June 7, 2013, recognizing a fair value adjustment of $36 million to decrease goodwill and noncontrolling interest.

The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in millions):

	September 27, 2014		December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Purchased technology and patents	$1,125	$452	$986	$393
Customer lists and relationships	20	14	20	13
Trademarks and tradenames	22	13	22	11
Licenses, distribution agreements and other	6	2	4	1
	$1,173	$481	$1,032	$418
Indefinite-lived intangible assets:
Acquired IPR&D	$187		$262
Trademarks and tradenames	27		35
	$214		$297

During the third quarter of 2014, the Company recognized a $17 million impairment charge related to an IPR&D asset and an $8 million impairment charge associated with an indefinite-lived tradename asset as the fair values decreased below their carrying values. See Note 7 and Note 12 for further information.

During the second quarter of 2014, CardioMEMS received FDA approval of its CardioMEMS™ (Heart Failure) HF System. As a result of the approval, the Company reclassified $58 million of acquired IPR&D from an indefinite-lived intangible asset to a purchased technology definite-lived intangible asset.

During the second quarter of 2013, the Company recognized a $13 million impairment charge primarily associated with customer relationship intangible assets (see Note 7). The gross carrying amounts and related accumulated amortization amounts for these impairment charges were written off accordingly.

The following table presents expected future amortization expense for acquired intangible assets recognized as of September 27, 2014 and expected amortization expense of indefinite-lived IPR&D assets based on anticipated regulatory product approvals (in millions):

	Remainder of					After
	2014	2015	2016	2017	2018	2018
Amortization expense	$23	$95	$98	$84	$84	$495

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ due to actual timing of regulatory approvals, additional intangible assets acquired, foreign currency translation impacts, impairment of intangible assets and other events. The Company expenses the costs incurred to renew or extend the term of intangible assets.

NOTE 4 – INVENTORIES
The Company’s inventories consisted of the following (in millions):

	September 27, 2014	December 28, 2013
Finished goods	$546	$494
Work in process	83	52
Raw materials	184	162
	$813	$708

NOTE 5 – DEBT
The carrying value of the Company’s debt, including discounts, the fair value of an interest rate swap agreement and the remaining deferred gain from a terminated interest rate swap agreement, consisted of the following (in millions):

	September 27, 2014	December 28, 2013
Term loan due June 2015	$500	$500
Term loan due August 2015	250	—
2.50% senior notes due 2016	507	512
3.25% senior notes due 2023	896	896
4.75% senior notes due 2043	696	696
1.58% Yen-denominated senior notes due 2017	75	78
2.04% Yen-denominated senior notes due 2020	117	122
Yen-denominated credit facilities	60	62
Commercial paper borrowings	763	714
Total debt	3,864	3,580
Less: current debt obligations	810	62
Long-term debt	$3,054	$3,518

Contractual maturities of the Company's debt for the next five fiscal years and thereafter, excluding discounts, the fair value of an interest rate swap agreement and the remaining deferred gain from a terminated interest rate swap agreement, as of September 27, 2014 are as follows (in million):

	Remainder of 2014	2015	2016	2017	2018	After 2018
Expected future minimum principal payments	$—	$810	$500	$75	$763	$1,717
Term Loan Due June 2015: In June 2013, the Company entered into a 2-year, $500 million unsecured term loan that matures in June 2015, the proceeds of which were used for general corporate purposes including the repayment of outstanding commercial paper borrowings of the Company. These borrowings bear interest at LIBOR plus 0.5%, subject to adjustment in the event of a change in the Company's credit ratings. The Company may make principal payments on the outstanding borrowings any time after June 26, 2014.
Term Loan Due August 2015: In August 2014, the Company entered into a 364-day, $250 million unsecured term loan that matures in August 2015, the proceeds of which were used for general corporate purposes including the acquisition of NeuroTherm. These borrowings bear interest at LIBOR plus 0.9% and the Company may repay the term loan at any time.
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
1.58% Yen-Denominated Senior Notes Due 2017: In April 2010, the Company issued 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $75 million at September 27, 2014 and $78 million at December 28, 2013). The principal amount of the 1.58% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2017.
2.04% Yen-Denominated Senior Notes Due 2020: In April 2010, the Company issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $117 million at September 27, 2014 and $122 million at December 28, 2013). The principal amount of the 2.04% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2020.
Yen–Denominated Credit Facilities: In March 2011, the Company borrowed 6.5 billion Japanese Yen (the equivalent of $60 million at September 27, 2014 and $62 million at December 28, 2013) under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at Yen

LIBOR plus 0.25% and mature in March 2015 and the other half of the borrowings bear interest at Yen LIBOR plus 0.275% and mature in June 2015. The maturity dates of each credit facility automatically extend for a one-year period, unless the Company elects to terminate the credit facility.
Other Available Borrowings: In May 2013, the Company entered into a $1.5 billion unsecured committed credit facility (Credit Facility) that it may draw on for general corporate purposes and to support its commercial paper program. The Credit Facility expires in May 2018. Borrowings under the Credit Facility bear interest initially at LIBOR plus 0.8%, subject to adjustment in the event of a change in the Company’s credit ratings. As of September 27, 2014 and December 28, 2013, the Company had no outstanding borrowings under the Credit Facility.
The Company’s commercial paper program provides for the issuance of unsecured commercial paper with maturities up to 270 days. As of September 27, 2014 and December 28, 2013, the Company's commercial paper borrowings were $763 million and $714 million, respectively. During the first nine months of 2014, the Company’s weighted average effective interest rate on its commercial paper borrowings was approximately 0.24%. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. The Company classifies all of its commercial paper borrowings as long-term debt, as the Company has the ability and intent to repay any short-term maturity with available cash from its existing long-term, committed Credit Facility.

NOTE 6 – COMMITMENTS AND CONTINGENCIES
Product Liability Litigation
Riata® Litigation: As of October 31, 2014, the Company is aware of seventy-three lawsuits from plaintiffs alleging injuries caused by, and asserting product liability claims concerning, Riata® and Riata® ST Silicone Defibrillation Leads. Of the seventy-three lawsuits, thirty-nine cases are pending in federal courts, including three in the U.S. District Court for the District of Minnesota, twenty-nine in the U.S. District Court for the Central District of California, one in the U.S. District Court for the Southern District of Illinois, one in the U.S. District Court for the Southern District of Indiana, one in the U.S. District Court for the Northern District of New York, one in the U.S. District Court for the Southern District of New York, two in the U.S. District Court for the Western District of Kentucky and one in the U.S. District Court for the Western District of Pennsylvania. The remaining thirty-four lawsuits are pending in state courts across the country, including seven in Minnesota, twenty in California, one in Alaska, one in Indiana, one in Georgia, one in Kentucky, one in Florida, one in South Carolina and one in Illinois.

Most of the lawsuits have been brought by single plaintiffs, but some of them name multiple individuals as plaintiffs. The seventy-three lawsuits include eight separate multi-plaintiff lawsuits that have been initiated against the Company that involve more than one unrelated plaintiff: a multi-plaintiff lawsuit joining twenty-nine unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on April 4, 2013; a multi-plaintiff lawsuit joining two unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on April 4, 2013; a multi-plaintiff lawsuit joining two claimants was filed in the United States District Court for the Central District of California on April 4, 2013; a multi-plaintiff lawsuit joining three unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on April 29, 2013; a multi-plaintiff lawsuit joining twenty-one unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on July 15, 2013; a multi-plaintiff lawsuit joining thirty unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on April 2, 2014; a multi-plaintiff lawsuit joining twenty-eight unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on June 10, 2014; and a multi-plaintiff lawsuit joining fifty-eight unrelated claimants was filed in the Superior Court of California for the city and county of Los Angeles on October 3, 2014.

On June 24, 2014, the judge presiding over the three cases in the District of Minnesota granted the Company’s motion for summary judgment, dismissing four of the plaintiffs’ five manufacturing defect causes of action as preempted by the Medical Device Amendments to the Food, Drug, and Cosmetic Act (FDCA). The judge also noted that the plaintiffs’ fifth manufacturing defect claim relating to lead sterilization should not proceed unless the plaintiffs can show proof that the Company failed to comply with Premarket Approval (PMA) requirements with respect to that claim. Plaintiffs have not taken substantive steps to further pursue their remaining claim.

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

Although some of the claimants in the aforementioned suits allege no specific injuries, the majority of the claimants allege bodily injuries as a result of surgical revision or removal and replacement of Riata® leads, or other complications, which they attribute to the leads. The majority of the claimants who seek recovery for implantation and/or surgical removal of Riata® leads are seeking compensatory damages in unspecified amounts, and declaratory judgments that the Company is liable to the claimants for any past, present and future evaluative monitoring, and corrective medical, surgical and incidental expenses and losses. Several claimants also seek punitive damages. The Company is financially responsible for legal costs incurred in defense of the Riata product liability claims, including any potential settlements, judgments and other legal defense costs. The Company believes that a material loss is not probable and estimable and the Company is not able to estimate a possible loss or range of loss at this time.
Silzone® Litigation and Insurance Receivables: Beginning in March 2000, the Company was sued in various jurisdictions by some patients who received a heart valve product with Silzone® coating, which the Company stopped selling in January 2000. The Company's outstanding Silzone cases consist of one individual case in Ontario for which no substantive activity or proceedings have occurred since the case was filed in 2004.
The Company has remaining historical insurance coverage of approximately $10 million and believes any potential costs or losses in excess of that are not reasonably possible.
In June 2012, the Ontario Court ruled in the Company's favor on all nine common class issues in a class action involving Silzone patients, and the case was dismissed. On July 2, 2014, the Ontario Superior Court of Justice approved a settlement of the class action, the essential terms of which included a dismissal of the plaintiffs' previously filed appeal and a payment to the Company in the amount of $250,000 Canadian Dollars. By order dated August 20, 2014, the Court of Appeals for the Province of Ontario entered an order dismissing the appeal.
Patent and Other Intellectual Property Litigation
Litigation with Volcano Corporation: The Company's subsidiary, LightLab Imaging, had outstanding litigation with Volcano Corporation (Volcano) and Axsun Technologies, Inc. (Axsun), a subsidiary of Volcano, in the Massachusetts state court and in state court in Delaware. LightLab Imaging makes and sells optical coherence tomography (OCT) imaging systems. Volcano is a LightLab Imaging competitor in medical imaging. Axsun makes and sells lasers and is a supplier of lasers to LightLab Imaging for use in OCT imaging systems. The lawsuits arose out of Volcano's acquisition of Axsun in December 2008. Before Volcano acquired Axsun, LightLab Imaging and Axsun had worked together to develop a tunable laser for use in OCT imaging systems. While the laser was in development, LightLab Imaging and Axsun entered into an agreement pursuant to which Axsun agreed to sell its tunable lasers exclusively to LightLab in the field of human coronary artery imaging for a certain period of time.

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

Since that time, additional appeals and rulings have been made, but no further monetary payments have been made between the parties related to this litigation.

In July 2010, the Company filed a lawsuit in federal district court in Delaware against Volcano for patent infringement of the St. Jude Medical PressureWire® technology platform, which was acquired as part of St. Jude Medical's purchase of Radi Medical Systems in December 2008. Since that time, counterclaims have been made by Volcano, the Company filed other patent litigation against Volcano, various rulings in these cases were made in favor of either party and certain appeals have been initiated.

On August 7, 2014, the Company entered into a settlement, release, license agreement, and covenants not to sue (the “Agreement”) with Volcano to settle all litigation with no payments being made in connection with the Agreement. This settlement resolves all outstanding St. Jude Medical/ LightLab Imaging and Volcano/ Axsun Technologies litigation and civil actions as well as all St. Jude Medical and Volcano patent litigation associated with St. Jude Medical’s PressureWire® technology platform. Pursuant to the Agreement, the parties agreed to cause outstanding litigation matters to be dismissed with prejudice. The Agreement contains mutual releases covering all claims that the parties have or may have against the other in connection with the litigation matters.

Securities and Other Shareholder Litigation

March 2010 Securities Class Action Litigation: In March 2010, a securities lawsuit seeking class action status was filed in federal district court in Minnesota against the Company and certain officers (collectively, the defendants) on behalf of purchasers of St. Jude Medical common stock between April 22, 2009 and October 6, 2009. The lawsuit relates to the Company's earnings announcements for the first, second and third quarters of 2009, as well as a preliminary earnings release dated October 6, 2009. The complaint, which seeks unspecified damages and other relief as well as attorneys' fees, alleges that the defendants failed to disclose that it was experiencing a slowdown in demand for its products and was not receiving anticipated orders for cardiac rhythm management devices. Class members allege that the defendant's failure to disclose the above information resulted in the class purchasing St. Jude Medical stock at an artificially inflated price. In December 2011, the Court issued a decision denying a motion to dismiss filed by the defendants in October 2010. In October 2012, the Court granted plaintiffs' motion to certify the case as a class action and the discovery phase of the case closed in September 2013. On October 15, 2013, the defendants filed a motion for summary judgment. A hearing concerning that motion took place with the Court in January 2014 and the Court issued an order on August 11, 2014 granting in part and denying in part defendants’ motion for summary judgment. The Court has set a trial date of February 23, 2015. Based on filings they have made, the class members are claiming damages of approximately $475 million. The defendants intend to continue to vigorously defend against the claims asserted in this lawsuit.

December 2012 Securities Litigation: On December 7, 2012, a putative securities class action lawsuit was filed in federal district court in Minnesota against the Company and an officer (collectively, the defendants) for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the defendants between October 17, 2012 and November 20, 2012. The complaint, which sought unspecified damages and other relief as well as attorneys' fees, challenges the Company’s disclosures concerning its high voltage cardiac rhythm lead products during the purported class period. On December 10, 2012, a second putative securities class action lawsuit was filed in federal district court in Minnesota against the Company and certain officers for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the Company between October 19, 2011 and November 20, 2012. The second complaint alleged similar claims and sought similar relief. In March 2013, the Court consolidated the two cases and appointed a lead counsel and lead plaintiff. A consolidated amended complaint was served and filed in June 2013, alleging false or misleading representations made during the class period extending from February 5, 2010 through November 7, 2012. In September 2013, the defendants filed a motion to dismiss the consolidated amended complaint. On March 10, 2014, the Court ruled on the motion to dismiss, denying the motion in part and granting the motion in part. On October 7, 2014, the lead plaintiff filed a second amended complaint. Like the original consolidated amended complaint, the plaintiffs did not in the second amended complaint assert any specific amount of compensation that that they seek. The Company intends to continue to vigorously defend against the claims asserted in this matter.

December 2012 Derivative Litigation: In December 2012, a shareholder derivative action was initiated in Minnesota state court in Ramsey County, on behalf of the Company, against members of St. Jude Medical’s Board of Directors as well as certain officers of the Company (collectively, the defendants). The plaintiffs in this action allege breach of fiduciary duty, waste of corporate assets and unjust enrichment. The claims center around and involve the Company’s high voltage cardiac rhythm lead products and related activities and events. No damages are sought against the Company. In March 2013, the defendants filed a motion to dismiss the plaintiffs' complaint. The matter was transferred to a new judge effective July 31, 2013 and an oral hearing on the Company’s motion to dismiss was heard on June 5, 2014. On August 28, 2014, the Court ruled on the motion to dismiss, granting the motion in its entirety and dismissing the case with prejudice.

The Company has not recorded an expense related to any potential damages in connection with these securities and other shareholder litigation matters because any potential loss is not probable or reasonably estimable. Because, based on the Company’s historical experience, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed, the Company cannot reasonably estimate a loss or range of loss, if any, that may result from these matters.

Governmental Investigations

In March 2010, the Company received a Civil Investigative Demand (CID) from the Civil Division of the Department of Justice (DOJ). The CID requests documents and sets forth interrogatories related to communications by and within the Company on various indications for tachycardia implantable cardioverter defibrillator systems (ICDs) and a National Coverage Decision issued by Centers for Medicare and Medicaid Services. Similar requests were made of the Company's major competitors. The Company provided its response to the DOJ in June 2010 and no further activity involving the Company has occurred in this matter since then.

On September 20, 2012, the Office of Inspector General for the Department of Health and Human Services (OIG) issued a subpoena requiring the Company to produce certain documents related to payments made by the Company to healthcare professionals practicing in California, Florida, and Arizona, as well as policies and procedures related to payments made by the Company to non-employee healthcare professionals. The Company provided its response to the OIG in May 2013 and no further activity involving the Company has occurred in this matter since then.

In April 2014, the Company received a CID from the Civil Division of the DOJ stating that it was investigating the Company for potential False Claims Act violations relating to allegations that certain health care facilities and a physician group may have submitted false claims to federal health care programs as a result of alleged inducements paid by the Company to implant the Company’s cardiac devices. The Company provided its response to the OIG beginning in July 2014 and ending in October 2014.

As indicated, the Company is cooperating with the three open investigations and is responding to these requests. However, the Company cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on the Company. Based on the Company’s historical experience, the amount paid, if any, in connection with any governmental investigation typically does not bear any relationship the nature or subject of the investigation, the Company cannot reasonably estimate a loss or range of loss, if any, that may result from these matters. The Company has not recorded an expense related to any potential damages in connection with these governmental matters because any potential loss is not probable or reasonably estimable.

Regulatory Matters

The FDA inspected the Company's Plano, Texas manufacturing facility at various times between March 5 and April 6, 2009. On April 6, 2009, the FDA issued a Form 483 identifying certain inspectional observations with current Good Manufacturing Practice (cGMP). Following the receipt of the Form 483, the Company provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address the FDA's inspectional observations. The Company subsequently received a warning letter dated June 26, 2009 from the FDA relating to these inspectional observations with respect to its legacy Neuromodulation division's Plano, Texas and Hackettstown, New Jersey facilities. The Company has worked to address the observations and in January 2014, the Company provided the FDA with a final closeout notification for all items in Form 483 observations pertaining to the Plano, Texas and Hackettstown, New Jersey facilities and the June 2009 warning letter. In May 2014, the FDA conducted a follow-up warning letter inspection at the Company's Plano, Texas facility to evaluate progress made remediating the warning letter issues and Form 483 observations in Plano, Texas and Hackettstown, New Jersey facilities. On August 26, 2014, the Company announced that it had been notified by the FDA that issues cited in the warning letter concerning the Company’s Plano, Texas and Hackettstown, New Jersey facilities have been addressed and the warning letter has been successfully resolved.
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
Changes in the Company’s product warranty liability during the three and nine months ended September 27, 2014 and September 28, 2013 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Balance at beginning of period	$37	$37	$37	$38
Warranty expense (income) recognized	1	(2)	4	1
Warranty credits issued	(1)	—	(4)	(4)
Balance at end of period	$37	$35	$37	$35

NOTE 7 – SPECIAL CHARGES
The Company recognizes certain transactions and events as special charges in its consolidated financial statements. These charges (such as restructuring charges, impairment charges and certain settlement or litigation charges) result from facts and circumstances that vary in frequency and impact on the Company's results of operations.
Manufacturing and Supply Chain Optimization Plan
During the third quarter of 2014, the Company initiated the Manufacturing and Supply Chain Optimization Plan to leverage economies of scale, streamline distribution methods, drive process improvements through global synergies, balance plant utilization levels, centralize certain vendor relationships and reduce overall costs. The Company expects to incur additional costs over the next several quarters. During the third quarter of 2014, the Company incurred charges of $7 million primarily related to severance and other termination benefits. We are currently not able to reasonably estimate the total amount expected to be incurred in connection with the plan.
A summary of the activity related to the Manufacturing and Supply Chain Optimization Plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at June 28, 2014	$—	$—	$—	$—	$—
Cost of sales special charges	1	—	—	—	1
Special charges	5	—	1	—	6
Non-cash charges used	—	—	(1)	—	(1)
Cash payments	(2)	—	—	—	(2)
Balance at September 27, 2014	$4	$—	$—	$—	$4
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
During 2013, the Company incurred additional charges totaling $220 million related to the realignment plan initiated during 2012. Of the $220 million incurred, the Company recognized severance costs and other termination benefits, after management determined that such severance and benefit costs were probable and estimable, inventory write-offs primarily associated with discontinued product lines, fixed asset write-offs related to information technology assets no longer expected to be utilized as well as other restructuring costs. The other restructuring costs included a distributor and other contract termination costs, office consolidation costs, termination of a research agreement and other costs, all as part of the Company's continued integration efforts.
During the first quarter of 2014, the Company announced additional organizational changes including the combination of its Implantable Electronic Systems Division and Cardiovascular and Ablation Technologies Division, resulting in an integrated research and development organization and a consolidation of manufacturing and supply chain operations worldwide. The integration has been conducted in a phased approach during 2014. In connection with these actions, the Company incurred $34 million of special charges associated with the 2012 Business Realignment Plan. These charges primarily included severance and other termination benefits as well as other restructuring costs primarily associated with distributor and other contract termination costs, and international sales office consolidation costs.
During the second quarter of 2014, the Company incurred $60 million of additional charges associated with the continued organizational changes announced in the first quarter of 2014. These charges primarily related to costs associated with the termination of a clinical trial, costs associated with the planned exit of a facility in Europe and distributor and other contract termination costs.

During the third quarter of 2014, the Company incurred additional charges of $9 million related to the 2012 Business Realignment Plan. These charges primarily included continued costs associated with the planned exit of a facility in Europe, fixed asset write-offs for projects abandoned under the new realigned structure and contract termination costs. The 2012 Business Realignment Plan is expected to be completed in 2015.
A summary of the activity related to the 2012 Business Realignment Plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at December 29, 2012	$58	$—	$—	$8	$66
Cost of sales special charges	—	30	—	5	35
Special charges	75	—	13	97	185
Non-cash charges used	—	(30)	(13)	(4)	(47)
Cash payments	(79)	—	—	(73)	(152)
Balance at December 28, 2013	54	—	—	33	87
Cost of sales special charges	—	1	—	—	1
Special charges	12	—	1	20	33
Non-cash charges used	—	(1)	(1)	—	(2)
Cash payments	(22)	—	—	(29)	(51)
Balance at March 29, 2014	44	—	—	24	68
Cost of sales special charges	7	7	12	—	26
Special charges	23	—	2	9	34
Non-cash charges used	—	(7)	(14)	—	(21)
Cash payments	(14)	—	—	(12)	(26)
Balance at June 28, 2014	60	—	—	21	81
Special charges	1	—	4	4	9
Non-cash charges used	—	—	(4)	—	(4)
Cash payments	(22)	—	—	(6)	(28)
Foreign exchange rate impact	(1)	—	—	(1)	(2)
Balance at September 27, 2014	$38	$—	$—	$18	$56
2011 Restructuring Plan
During 2011, the Company announced a restructuring plan to streamline certain activities in the Company's legacy cardiac rhythm management business and sales and selling support organizations. Specifically, the restructuring actions included phasing out cardiac rhythm management manufacturing and research and development operations in Sweden, reductions in the Company's workforce and rationalizing product lines. As of December 28, 2013, the Company had a remaining accrual balance consisting of employee termination and other restructuring costs associated with its 2011 Restructuring Plan of $15 million. During the first nine months of 2014 no additional charges were recognized and $13 million was paid resulting in a remaining accrual balance of $2 million as of September 27, 2014 that is expected to be paid during the fourth quarter 2014. Going forward, no additional charges are expected as the 2011 Restructuring Plan is now complete.

Other Special Charges

Intangible asset impairment charges - During the third quarter of 2014, the Company recognized intangible asset impairment charges where the fair values of an indefinite-lived IPR&D asset and the related indefinite-lived tradename asset were less than their carry values resulting in impairment charges of $17 million and $8 million, respectively (see Note 12).

During the second quarter of 2013, the Company recognized $13 million of impairments primarily associated with customer relationship intangible assets recognized in connection with legacy acquisitions involved in the distribution of the Company's products. Due to the changing dynamics of the U.S. healthcare market, specifically as it relates to hospital purchasing practices, the Company determined that these intangible assets had no future discrete cash flows and were fully impaired.

Settlement charges and favorable judgment - During the third quarter of 2014, the Company recognized a $2 million legal settlement charge. During the second quarter of 2014, the Company recognized a $27 million gain related to a favorable judgment and resolution in a patent infringement case. Additionally, during the second quarter of 2013, the Company agreed to settle a dispute on licensed technology, which resolved all disputed claims, and recognized a $22 million settlement expense.

Litigation charges - During both the third and second quarters of 2014, the Company recognized $3 million and $18 million, respectively, of litigation charges for expected future probable and estimable legal costs associated with outstanding legal matters related to the Company's field actions. Charges in excess of the amounts accrued are reasonably possible and depend on a number of factors, such as the type of claims received and the cost to defend.

Field action charges - During the third quarter of 2014, the Company initiated an advisory letter to physicians for patients implanted with certain ICDs that were identified as having a potential battery anomaly. As a result, the Company recognized special charges of $23 million, which was recorded to cost of sales, primarily for scrapped inventory as well as additional warranty and patient monitoring costs.

NOTE 8 – NET EARNINGS PER SHARE
The table below sets forth the computation of basic and diluted net earnings per share attributable to St. Jude Medical, Inc. (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Numerator:
Net earnings attributable to St. Jude Medical, Inc.	$238	$262	$757	$600
Denominator:
Basic weighted average shares outstanding	285.2	287.5	284.6	285.6
Dilution associated with stock-based compensation plans	4.8	4.5	4.8	3.1
Diluted weighted average shares outstanding	290.0	292.0	289.4	288.7
Basic net earnings per share attributable to St. Jude Medical, Inc.	$0.83	$0.91	$2.66	$2.10
Diluted net earnings per share attributable to St. Jude Medical, Inc.	$0.82	$0.90	$2.62	$2.08
Approximately 2.7 million and 2.2 million shares of common stock subject to stock options and restricted stock units were excluded from the diluted net earnings per share computation for the three months ended September 27, 2014 and September 28, 2013, respectively, because they were not dilutive. Additionally, approximately 2.0 million and 5.4 million shares of common stock subject to stock options and restricted stock units were excluded from the diluted net earnings per share computation for the nine months ended September 27, 2014 and September 28, 2013, respectively, because they were not dilutive.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND SUPPLEMENTAL EQUITY INFORMATION
The tables below present the changes in each component of accumulated other comprehensive income, including other comprehensive income and reclassifications out of accumulated other comprehensive income into net earnings for the three and nine months ended September 27, 2014, net of tax (in millions):

	Unrealized	Unrealized	Foreign	Accumulated
	gain (loss) on	gain (loss) on	Currency	Other
	available-for-sale	derivative	Translation	Comprehensive
For the three months ended September 27, 2014	securities	instruments	Adjustment	Income (Loss)
Accumulated other comprehensive income (loss), net of tax, at June 28, 2014	$18	$3	$16	$37
Other comprehensive income (loss) before reclassifications	(2)	—	(101)	(103)
Amounts reclassified to net earnings from accumulated other comprehensive income	(2)	—	—	(2)
Other comprehensive income (loss)	(4)	—	(101)	(105)
Accumulated other comprehensive income (loss), net of tax, at September 27, 2014	$14	$3	$(85)	$(68)

	Unrealized	Unrealized	Foreign	Accumulated
	gain (loss) on	gain (loss) on	Currency	Other
	available-for-sale	derivative	Translation	Comprehensive
For the nine months ended September 27, 2014	securities	instruments	Adjustment	Income (Loss)
Accumulated other comprehensive income (loss), net of tax, at December 28, 2013	$17	$3	$26	$46
Other comprehensive income (loss) before reclassifications	(1)	—	(111)	(112)
Amounts reclassified to net earnings from accumulated other comprehensive income	(2)	—	—	(2)
Other comprehensive income (loss)	(3)	—	(111)	(114)
Accumulated other comprehensive income (loss), net of tax, at September 27, 2014	$14	$3	$(85)	$(68)

The tables below present the changes in each component of accumulated other comprehensive income, including other comprehensive income and reclassifications out of accumulated other comprehensive income into net earnings for the three and nine months ended September 28, 2013 (in millions):

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

Income taxes are not provided for foreign translation related to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting items in comprehensive income items that are also recorded as part of net income. The table below provides details about reclassifications out of accumulated other comprehensive income and the line items impacted in the Company's Condensed Consolidated Statements of Earnings during the three and nine months ended September 27, 2014 and September 28, 2013 (in millions):

Details about	Amount reclassified from accumulated other comprehensive income
accumulated other	Three Months Ended		Nine Months Ended
comprehensive income components	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013	Statements of Earnings Classification

Unrealized gain on available-for-sale securities:
Gain on sale of available-for-sale securities	$3	$4	$3	$9	Other expense, net
Tax effect	(1)	(2)	(1)	(4)	Income tax expense
Net of tax	$2	$2	$2	$5

The supplemental equity schedules below present changes in the Company's noncontrolling interest for the nine months ended September 27, 2014 and September 28, 2013, respectively (in millions):

	Total
	Shareholders'
	Equity
	Before		Total
	Noncontrolling	Noncontrolling	Shareholders'
For the nine months ended September 27, 2014	Interest	Interest	Equity
Balance at December 28, 2013	$4,231	$173	$4,404
Net earnings	757	(40)	717
Other comprehensive income (loss)	(114)	—	(114)
Cash dividends declared	(231)	—	(231)
Repurchases of common stock	(434)	—	(434)
Stock-based compensation	51	—	51
Common stock issued under employee stock plans and other, net	119	—	119
Tax benefit from stock plans	13	—	13
Measurement period fair value adjustment to noncontrolling interest	—	(36)	(36)
Additions (purchases) of noncontrolling ownership interests	(297)	(47)	(344)
Balance at September 27, 2014	$4,095	$50	$4,145

	Total
	Shareholders'
	Equity
	Before		Total
	Noncontrolling	Noncontrolling	Shareholders'
For the nine months ended September 28, 2013	Interest	Interest	Equity
Balance at December 29, 2012	$4,094	$—	$4,094
Net earnings	600	(19)	581
Other comprehensive income (loss)	9	—	9
Cash dividends declared	(214)	—	(214)
Repurchases of common stock	(542)	—	(542)
Stock-based compensation	50	—	50
Common stock issued under employee stock plans and other, net	271	—	271
Tax shortfall from stock plans	(7)	—	(7)
Additions (purchases) of noncontrolling ownership interests	—	204	204
Balance at September 28, 2013	$4,261	$185	$4,446

NOTE 10 – OTHER EXPENSE, NET
The Company’s other expense, net consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Interest income	$(1)	$(1)	$(3)	$(4)
Interest expense	21	21	63	60
Other	—	(3)	1	192
Other expense, net	$20	$17	$61	$248
During the first nine months of 2013, the Company fully redeemed its $700 million principal amount of 5-year, 3.75% unsecured senior notes originally due in 2014 and its $500 million principal amount of 10-year, 4.875% unsecured senior notes originally due in 2019. In connection with the redemption of these notes, prior to their scheduled maturities, the Company recognized a $161 million debt retirement charge to other expense primarily associated with make-whole redemption payments and the write-off of unamortized debt issuance costs. The Company also recognized a $29 million charge to other expense to adjust the carrying value of the pre-existing CardioMEMS equity investment and fixed price purchase option to fair value during the first nine months of 2013.
The Company classifies realized gains or losses from the sale of investments as other income or expense. During the third quarter of 2014, the Company recognized a $3 million realized gain in other income from the sale of an available-for-sale security. During the third quarter and first nine months of 2013, the Company recognized $4 million and $9 million of realized gains associated with the sale of available-for-sale securities.
NOTE 11 – INCOME TAXES
As of September 27, 2014, the Company had $317 million accrued for unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. Additionally, the Company had $43 million accrued for interest and penalties as of September 27, 2014. At December 28, 2013, the liability for unrecognized tax benefits was $315 million and the accrual for interest and penalties was $37 million. The Company recognizes interest and penalties related to income tax matters in income tax expense.
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

The Company's effective income tax rate was 7.2% and 14.9% for the third quarter of 2014 and 2013, respectively. For the first nine months of 2014 and 2013, the Company's effective income tax rate was 11.5% and 11.3%, respectively. Special charges and discrete tax items recognized during the third quarter and first nine months of 2014 favorably impacted the effective tax rate by 12.0 percentage points and 7.7 percentage points, respectively. Additionally, the Company's effective tax rate for the third quarter and first nine months of 2014 does not include the impact of the federal research and development tax credit (R&D tax credit), as the R&D tax credit has not yet been extended for 2014. As a result, the Company's effective tax rate for both the third quarter and first nine months of 2014 was negatively impacted by 1.2 percentage points compared to the same periods in 2013. Debt redemption charges and special charges recognized during the third quarter and first nine months of 2013 favorably impacted the Company's effective tax rate by 6.2 percentage points and 7.7 percentage points, respectively. Refer to Note 7 for additional detail associated with these special charges. Additionally, the Company's effective tax rate for the first nine months of 2013 includes the full 2012 benefit of the R&D tax credit, which was extended for 2012 in January 2013. As a result, the Company's effective tax rate for the first nine months of 2013 was favorably impacted by 2.1 percentage points.

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
The following table summarizes the components of the balance of the Company’s available-for-sale securities at September 27, 2014 and December 28, 2013 (in millions):

	September 27, 2014	December 28, 2013
Adjusted cost	$6	$7
Gross unrealized gains	23	28
Fair value	$29	$35
During the third quarter of 2014, the Company recognized a $3 million realized gain in other income from the sale of an available-for-sale security (See Note 10).
Derivative Instruments: The Company’s derivative instruments consist of foreign currency exchange contracts. The Company classifies these instruments as level 2 as the fair value is determined using inputs other than observable quoted market prices. These inputs include spot and forward foreign currency exchange rates that the Company obtains from standard market data providers. The fair value of the Company’s outstanding foreign currency exchange contracts was not material at September 27, 2014 or December 28, 2013.
Contingent Consideration Liabilities: In connection with certain business combinations the Company has agreed to provide future contingent consideration payments. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or receiving regulatory approvals to market products. Contingent consideration is recognized on the acquisition date at the estimated fair value of the contingent milestone payment(s). The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The fair value of the contingent consideration is remeasured to its estimated fair value at each reporting period with the change in fair value recognized in selling, general and administrative expense in the Company's Condensed Consolidated Statements of Earnings. The Company measures the liability on a recurring basis using Level 3 inputs including projected revenues or cash flows, growth rates, discount rates, probabilities of payment and projected payment dates. Projected revenues are based on the Company's most recent internal operating budgets and long-term strategic plans. Increases or decreases to any of the significant unobservable inputs may result in significantly higher or lower fair value measurements.
A summary of financial assets measured at fair value on a recurring basis at September 27, 2014 and December 28, 2013 is as follows (in millions):

	Balance Sheet Classification	September 27, 2014	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$667	$667	$—	$—
Available-for-sale securities	Other current assets	29	29	—	—
Trading securities	Other assets	298	298	—	—
Total assets		994	994	—	—

Liabilities
Contingent consideration	Other current liabilities	148	—	—	148
Contingent consideration	Other liabilities	58	—	—	58
Total liabilities		$206	$—	$—	$206

	Balance Sheet Classification	December 28, 2013	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$875	$875	$—	$—
Available-for-sale securities	Other current assets	35	35	—	—
Trading securities	Other assets	279	279	—	—
Total assets		1,189	1,189	—	—

Liabilities
Contingent consideration	Other liabilities	195	—	—	195
Total liabilities		$195	$—	$—	$195

The recurring Level 3 fair value measurements of the Company's contingent consideration liability include the following significant unobservable inputs (in millions):

Contingent Consideration Liability	Fair Value as of September 27, 2014	Valuation Technique	Unobservable Input	Range

Endosense regulatory-based milestone	$148	Probability Weighted Discounted Cash Flow	Discount Rate	1.05%	-	1.51%
			Probability of Payment			95%
			Projected Year of Payment			2014

Nanostim revenue-based milestone	58	Probability Weighted Discounted Cash Flow	Discount Rate			5.00%
			Probability of Payment			100%
			Projected Years of Three Annual Payments	2016, 2017, 2018
Total contingent consideration liability	$206

The following table provides a reconciliation of the beginning and ending balances of the Company' contingent consideration liability associated with its Endosense and Nanostim acquisitions since December 28, 2013 as of September 27, 2014 (in millions):

	Endosense	Nanostim	Total
Balance as of December 28, 2013	$139	$56	$195
Change in fair value of contingent consideration	—	1	1
Foreign currency translation	2	—	2
Balance as of March 29, 2014	141	57	198
Change in fair value of contingent consideration	7	1	8
Foreign currency translation	—	—	—
Balance as of June 28, 2014	148	58	206
Change in fair value of contingent consideration	8	—	8
Foreign currency translation	(8)	—	(8)
Balance as of September 27, 2014	$148	$58	$206
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The fair value measurement standard also applies to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. A summary of the valuation methodologies used for the respective nonfinancial assets and liabilities measured at fair value on a nonrecurring basis is as follows:
Long-lived assets: The Company reviews the carrying amount of its long-lived assets other than goodwill and indefinite-lived intangible assets for potential impairment whenever events or changes in circumstance include a significant decrease in market price, a significant adverse change in the extent or manner in which an asset is being used or a significant adverse change in the legal or business climate. The Company measures the fair value of its long-lived assets, such as its definite-lived intangible assets and property, plant and equipment using independent appraisals, market models and discounted cash flow models. A discounted cash flow model requires inputs to a present value cash flow calculation including a risk-adjusted discount rate, operating budgets, long-term strategic plans and remaining useful lives of the asset or asset group. If the carrying value of the Company’s long-lived assets or asset groups (excluding goodwill and indefinite-lived intangible assets) exceeds the related undiscounted future cash flows, the carrying value is written down to the fair value in the period identified.
During the third quarter of 2014, the Company recognized $5 million of fixed asset write-offs primarily associated with projects abandoned under the new realigned structure. As the fixed assets had no alternative future use and therefore no discrete future cash flows, the assets were fully impaired. Refer to Note 7 for further details.

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
Goodwill: During the third quarter of 2014, the Company completed its realignment of resources and management toward a new organizational structure comprised of a single operating segment, which combined its existing Implantable Electronic Systems Division and Cardiovascular and Ablation Technologies Division. This change resulted in the combination of the Company’s reporting units, and accordingly, significantly changed the composition of the related net assets requiring a goodwill assessment. During the third quarter of 2014, the Company completed its goodwill impairment assessment and determined that no impairment existed. The goodwill assessment included a change to the market approach, providing for more observable inputs in the fair value estimate. The level 2 measurements used in the market approach included the Company's market capitalization plus a control premium. Under this new structure, the Company reviews the carrying value of its goodwill at least annually to determine if any adverse conditions exist that would indicate a potential impairment by considering factors such as a decrease in the Company’s market capitalization.
Indefinite-lived intangible assets: The Company also reviews its indefinite-lived intangible assets at least annually to determine if any adverse conditions exist that would indicate a potential impairment by considering qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, financial performance, entity specific events, changes in net assets and project-based performance toward regulatory approvals. The Company recognized a total impairment charge of $25 million in the third quarter of 2014 to write-down certain IPR&D and tradename assets to their estimated fair value of $34 million. The Company utilized a discounted cash flow model. The impairments were triggered by clinical information received in the third quarter of 2014, resulting in the Company revising its expectations, including a decrease in the market opportunity and an increase in the cost and length of time to bring the related products to market. The fair value measurements of these intangible assets are considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value, including the terminal growth rate, royalty rate, discount rate and projected future cash flows.
Cost Method Investments: The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other assets and measured at fair value on a nonrecurring basis. The carrying value of these investments approximated $70 million and $69 million at September 27, 2014 and December 28, 2013, respectively. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. When measured on a nonrecurring basis, the Company’s cost method investments are considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.
Fair Value Measurements of Other Financial Instruments
The aggregate fair value of the Company’s fixed-rate senior notes at September 27, 2014 (measured using quoted prices in active markets) was $2,312 million compared to the aggregate carrying value of $2,291 million (inclusive of the terminated interest rate swaps and unamortized debt discounts). The fair value of the Company’s variable-rate debt obligations at September 27, 2014 approximated its aggregate $1,573 million carrying value due to the variable interest rate and short-term nature of these instruments. The Company also had $628 million and $498 million of cash equivalents invested in short-term deposits and interest and non-interest bearing bank accounts at September 27, 2014 and December 28, 2013, respectively.

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

Foreign Currency Forward Contracts
The Company hedges a portion of its foreign currency exchange rate risk through the use of forward exchange contracts. The Company uses forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under ASC Topic 815. The Company measures its foreign currency exchange contracts at fair value on a recurring basis. The fair value of outstanding contracts was not material as of September 27, 2014 and December 28, 2013. During the third quarter of 2014 the net amount of gains (losses) the Company recognized to other expense, net for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 were net gains of $7 million. During the third quarter of 2013, the amount of net losses the Company recorded for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 was not significant. During the first nine months of 2014 and 2013, the net amount of gains (losses) recognized to other expense, net for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 were net gains of $3 million and $13 million, respectively. These net gains (losses) were almost entirely offset by corresponding net (losses) gains on the foreign currency exposures being managed. The Company does not enter into contracts for trading or speculative purposes. The Company’s policy is to enter into hedging contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.
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
NOTE 14 – PRODUCT AND GEOGRAPHIC INFORMATION
Segment Information
On January 28, 2014, the Company announced further organizational changes to combine its Implantable Electronic Systems Division and Cardiovascular and Ablation Technologies Division, resulting in an integrated research and development organization and a consolidation of manufacturing and supply chain operations worldwide. The integration has been conducted in a phased approach during 2014. The Company's continuing global realignment efforts are focused on streamlining its organization to improve productivity, reduce costs and leverage its scale to drive additional growth. During the third quarter of 2014, the Company changed the information regularly reviewed by its Chief Executive Officer, whom the Company has determined to be its Chief Operating Decision Maker, such that it now operates as a single operating segment and derives its revenues from six principal product categories.

The Company's six principal product categories are as follows: tachycardia implantable cardioverter defibrillator (ICD) systems, bradycardia pacemaker (pacemaker) systems, atrial fibrillation (AF) products (electrophysiology (EP) introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems), vascular products (vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs and other vascular accessories), structural heart products (heart valve replacement and repair products and structural heart defect devices) and neuromodulation products (spinal cord stimulation and radiofrequency ablation to treat chronic pain and deep brain stimulation devices). The Company generates its revenues from the sale of products it develops, manufactures, markets and/or distributes globally. The Company had no individual customer that represented 10 percent or more of its consolidated revenues for the three and nine months ended September 27, 2014 and September 28, 2013.

Product Information
The following table presents net sales from external customers for the Company's six major product categories (in millions):

	Three Months Ended		Nine Months Ended
Net Sales	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
ICD systems	$422	$418	$1,320	$1,299
Pacemaker systems	266	264	788	779
Atrial fibrillation products	253	235	761	705
Vascular products	169	168	521	521
Structural heart products	155	149	480	464
Neuromodulation products	107	104	313	311
	$1,372	$1,338	$4,183	$4,079
Geographic Information
The following table presents net sales by significant country based on customer location (in millions):

	Three Months Ended		Nine Months Ended
Net Sales	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
United States	$666	$646	$1,979	$1,955
Japan	132	142	398	418
Other foreign countries	574	550	1,806	1,706
	$1,372	$1,338	$4,183	$4,079
The amounts for long-lived assets by significant geographic market include net property, plant and equipment by physical location of the asset as follows (in millions):

Long-Lived Assets	September 27, 2014	December 28, 2013
United States	$1,012	$1,045
Other foreign countries	348	365
	$1,360	$1,410

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Our business is focused on the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas and implantable neurostimulation medical devices for the management of chronic pain. We sell our products in more than 100 countries around the world. On January 28, 2014, we announced organizational changes to combine our Implantable Electronic Systems Division and Cardiovascular and Ablation Technologies Division, resulting in an integrated research and development organization and a consolidation of manufacturing and supply chain operations worldwide. The integration has been conducted in a phased approach during 2014. Our continuing global realignment efforts are focused on streamlining our organization to improve productivity, reduce costs and leverage its scale to drive additional growth. During the third quarter of 2014, we changed our internal reporting structure such that we now operate as a single operating segment and derive our revenues from six principal product categories.
Our six principal product categories are as follows: tachycardia implantable cardioverter defibrillator (ICD) systems, bradycardia pacemaker (pacemaker) systems, atrial fibrillation (AF) products (electrophysiology (EP) introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems), vascular products (vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs and other vascular accessories), structural heart products (heart valve replacement and repair products and structural heart defect devices) and neuromodulation products (spinal cord stimulation and radiofrequency ablation to treat chronic pain and deep brain stimulation devices). References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.
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
We participate in several different medical device markets, each of which has its own expected growth rate. A significant portion of our consolidated net sales are comprised of cardiac rhythm management devices – ICDs and pacemakers. During both 2011 and 2012, the ICD market in the United States was negatively impacted by a decline in implant volumes and pricing as well as changing business dynamics related to a significant increase in hospital ownership of physician practices. Based on the negative impacts of these circumstances we estimate that in 2011 and 2012 the U.S. ICD market contracted at a mid-single-digit percentage rate each year. Recently, however, the U.S. ICD market appears to be stabilizing, as 2014 and 2013 market comparables have been relatively flat compared to 2012. Management remains focused on increasing our worldwide market share, as we are one of three principal manufacturers and suppliers in the global cardiac rhythm management market. We are also investing in our other therapy areas – cardiovascular, atrial fibrillation and neuromodulation – with the goal to increase our market share and grow sales through continued market penetration.

During both the third quarter and first nine months of 2014, net sales increased 3% to $1,372 million and $4,183 million, respectively, compared to the third quarter and first nine months of 2013. Foreign currency translation comparisons favorably increased our third quarter 2014 net sales by $1 million compared to the third quarter of 2013, and unfavorably decreased our first nine months 2014 net sales by $20 million compared to the same prior year period. The increase in our net sales during the third quarter and first nine months of 2014 compared to the same periods in 2013 was primarily driven by our AF products, which benefited from increased EP catheter ablation procedures and increased sales volumes associated with our intracardiac echocardiography imaging product offerings. We have also experienced a net sales benefit from our 2013 product launches, most notably from our Quadra Assura™ for quadripolar cardiac resynchronization therapy defibrillator (CRT-D) and our Unify Assura™ CRT-D. Additionally, we continue to benefit from sales volume increases related to our Fractional Flow Reserve (FFR) technology products and OCT imaging products and sales volume increases associated with our Trifecta™ pericardial stented tissue valve and our transcatheter aortic heart valves. Additionally, we have benefited from incremental net sales associated with our acquisitions of NeuroTherm and CardioMEMS during the third quarter and first nine months of 2014. Partially offsetting these net sales increases, we have experienced a net sales decline in our other neuromodulation chronic pain products, our third party vascular products we distribute in Japan and our mechanical valves, due to a market preference for tissue valves. Refer to the Results of Operations section for a more detailed discussion of our net sales.

Our third quarter 2014 net earnings of $238 million and diluted net earnings per share of $0.82 both decreased 9% compared to our third quarter 2013 net earnings of $262 million and diluted net earnings per share of $0.90. Third quarter 2014 net earnings were negatively impacted by after-tax charges of $63 million, or $0.22 per diluted share, associated with ICD field action and litigation charges, intangible asset impairment charges, acquisition-related charges and charges related to our restructuring activities. Additionally, third quarter 2014 net earnings were favorably impacted by an income tax benefit of $24 million, or $0.08 per diluted share, related to discrete income tax adjustments. Third quarter 2013 net earnings were negatively impacted by after-tax charges of $15 million, or $0.05 per diluted share, related to our previously announced business realignment and restructuring related plans and acquisition-related charges. These after-tax charges were offset by a $15 million income tax benefit related to the settlement and resolution of domestic tax audits with the U.S. Internal Revenue Service (IRS). For the first nine months of 2014, net earnings were $757 million and diluted net earnings per share was $2.62 compared to net earnings of $600 million and diluted net earnings per share of $2.08 for the first nine months of 2013. During the first nine months of 2014, net earnings and diluted net earnings per share were negatively impacted by after-tax charges of $133 million, or $0.46 per diluted share, due to charges related to our restructuring activities, acquisition-related charges, ICD field action and litigation charges and intangible asset impairment charges, partially offset by a gain related to a favorable judgment and resolution in a patent infringement case. These charges were also partially offset by an income tax benefit of $48 million, or $0.16 per diluted share, related to discrete income tax adjustments. During the first nine months of 2013, net earnings and diluted net earnings per share were negatively impacted by after-tax charges of $236 million, or $0.81 per diluted share, which included after-tax charges of $101 million related to make-whole redemption charges and after-tax charges of $106 million associated with our previously discussed business realignment and restructuring plans, a license dispute settlement charge, an intangible asset impairment charge and other acquisition-related charges. Additionally, we recognized an after-tax charge of $29 million to adjust the carrying value of our pre-existing CardioMEMS, Inc. (CardioMEMS) equity investment and fixed price purchase option to fair value during the first quarter of 2013. These charges were partially offset by a $21 million income tax benefit related to the 2012 federal research and development tax credit extended in the first quarter of 2013, retroactive to the beginning of our 2012 tax year, and a $15 million income tax benefit related to the settlement and resolution of domestic tax audits, previously discussed. Refer to the Results of Operations section for a more detailed discussion of these charges.

We generated $904 million of operating cash flows during the first nine months of 2014, compared to $671 million of operating cash flows during the first nine months of 2013. We ended the third quarter of 2014 with $1,294 million of cash and cash equivalents and $3,864 million of total debt. We also repurchased 6.7 million shares of our common stock for $434 million at an average repurchase price of $65.00 per share during the first quarter of 2014. Additionally, on February 22, 2014, April 30, 2014, July 29, 2014 and October 21, 2014, our Board of Directors authorized quarterly cash dividends of $0.27 per share payable on April 30, 2014, July 31, 2014, October 31, 2014 and January 30, 2015 to shareholders of record as of March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, respectively. Our quarterly 2014 dividend declarations represent an 8% per share increase over the same periods in 2013.

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
Preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; inventory reserves; intangible assets and contingent consideration; income taxes; litigation accruals and insurance receivables; and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Except as discussed below, there have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K.

The change in our structure during the third quarter of 2014 resulted in the combination of the Company’s reporting units. As such, tests of goodwill for impairment are now performed at the consolidated entity level. Although the amount of goodwill recorded on our consolidated balance sheet continues to be material, estimates associated with the goodwill impairment test are no longer considered to be critical because of the reduced likelihood of impairment and greater reliance on the market approach, which makes use of more observable inputs in the fair value estimate.

RESULTS OF OPERATIONS
Net sales
While we manage our operations globally and believe our product category sales are the most relevant measure of revenue performance, we also utilize geographic area revenue data as a secondary performance measure.
The following table presents net sales from external customers for our six major product categories (in millions):

	Three Months Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
ICD systems	$422	$418	1.0%	$1,320	$1,299	1.6%
Pacemaker systems	266	264	0.8%	788	779	1.2%
Atrial fibrillation products	253	235	7.7%	761	705	7.9%
Vascular products	169	168	0.6%	521	521	—%
Structural heart products	155	149	4.0%	480	464	3.4%
Neuromodulation products	107	104	2.9%	313	311	0.6%
	$1,372	$1,338	2.5%	$4,183	$4,079	2.5%
The following table presents net sales by significant country based on customer location (in millions):

	Three Months Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
United States	$666	$646	3.1%	$1,979	$1,955	1.2%
Japan	132	142	(7.0)%	398	418	(4.8)%
Other foreign countries	574	550	4.4%	1,806	1,706	5.9%
	$1,372	$1,338	2.5%	$4,183	$4,079	2.5%

We analyze changes in revenue based on constant currency growth (which includes organic volume and selling price impacts and the impacts of acquisitions) and foreign currency translation impacts. These impacts for the third quarter and first nine months of 2014 compared to the same periods in 2013 were as follows:

	Three Months Ended September 27, 2014 % Change	Nine Months Ended September 27, 2014 % Change
Constant currency	2.4%	3.0%
Translation	0.1%	(0.5)%
Net sales	2.5%	2.5%
Overall, net sales increased during both the third quarter and first nine months of 2014 compared to the same prior year periods primarily driven by our AF products, our Quadra Assura™ and Unify Assura™ CRT-Ds launched in 2013, incremental sales from our NeuroTherm acquisition and sales volume increases related to our structural heart products. During the third quarter of 2014, foreign currency translation had a favorable impact on net sales compared to the third quarter of 2013 primarily due to the U.S. Dollar weakening against the Euro. During the first nine months of 2014, foreign currency translation had an unfavorable impact on net sales compared to the same prior year period. Although the U.S. Dollar has been weakening against the Euro during the third quarter of 2014, the impacts of the U.S. Dollar strengthening against the Japanese Yen and Latin America currencies more than offset the impacts from the U.S. Dollar weakening against the Euro during the first nine months of 2014 compared to the same prior year period.

Our net sales increase during both the third quarter and first nine months of 2014 was driven by AF products net sales primarily due to the continued increase in EP catheter ablation procedures and our intracardiac echocardiography imaging product offerings. We have continued to experience a net sales benefit from our European launch of our TactiCath® irrigated ablation catheter, acquired through our Endosense acquisition in August 2013. The TactiCath® irrigated ablation catheter provides physicians a real-time, objective measure of the force to apply to the heart wall during a catheter ablation procedure. In October 2014, we received FDA approval of our TactiCath® irrigated ablation catheter (see Note 2 of the Condensed Consolidated Financial Statements for additional detail). Foreign currency translation had a $5 million (1 percentage point) unfavorable impact on AF products net sales during the first nine months of 2014 compared to the first nine months of 2013. Foreign currency translation did not have a significant impact on AF products net sales during the third quarter of 2014 compared to the same prior year period. Our ICD systems net sales also increased during both the third quarter and first nine months of 2014 driven by our Quadra Assura™ for quadripolar CRT-D and our Unify Assura™ CRT-D. These increases were partially offset by declines in our other ICD categories as well as ICD and CRT-D sales declines in Japan. We also experienced an incremental net sales benefit from our NeuroTherm acquisition in August 2014, included in our Neuromodulation product category. Structural heart product net sales increased in both the third quarter and first nine months of 2014 driven by increased sales volumes associated with our Trifecta™ pericardial stented tissue valve, our transcatheter aortic heart valves and our AMPLATZER™ occluder products. Net sales of our Trifecta™ pericardial stented tissue valve were partially offset by a net sales decrease in our mechanical valves due to a market preference for tissue valves. Additionally, foreign currency translation had a $4 million (1 percentage point) unfavorable impact on structural heart products net sales during the first nine months of 2014 compared to the same prior year period. Foreign currency translation did not have a significant impact on structural heart products net sales during the third quarter of 2014 compared to the same period in 2013. Additionally, our vascular products category continues to benefit from incremental net sales related to our CardioMEMS acquisition, which received U.S. Food and Drug Administration (FDA) product approval in May 2014, as well as sales volume increases related to our Fractional Flow Reserve (FFR) technology products and OCT imaging products. Partially offsetting these net sales increases, we have also experienced a net sales decline in our other neuromodulation chronic pain products and third party vascular products we distribute in Japan during both the third quarter and first nine months of 2014. Additionally, we continued to experience lower 2014 sales of our EnligHTN™ Renal Denervation System compared to 2013 driven by expected overall market declines in the treatment of drug-resistant, uncontrolled hypertension.

Gross profit
	Three Months Ended				Nine Months Ended
(in millions)	September 27, 2014	September 28, 2013	Change		September 27, 2014	September 28, 2013	Change
Gross profit	$960	$953	0.7%		$2,955	$2,935	0.7%
Percentage of net sales	70.0%	71.2%	(1.2)	pts.	70.6%	72.0%	(1.4)	pts.

Our gross profit percentages (or gross margins) for the third quarter and first nine months of 2014 were negatively impacted by special charges of $24 million (1.7 percentage points) and $51 million (1.2 percentage points), respectively, primarily related to a field action charge and restructuring charges related to our 2012 Business Realignment Plan. Additionally, our gross margin for the third quarter and first nine months of 2013 were negatively impacted by special charges of $2 million and $21 million (0.2 percentage points and 0.5 percentage points, respectively) related to our previously announced 2012 Business Realignment Plan. Refer to “Special Charges” within the Results of Operations section for a more detailed discussion of these charges. Gross margins for the third quarter of 2014 and 2013 were negatively impacted by 1.5 percentage points and 1.3 percentage points, respectively, related to excise tax costs assessed on the sales of our products. Excise taxes for both the first nine months of 2014 and 2013 negatively impacted our gross margin by 1.4 percentage points and 0.7 percentage points, respectively.

Selling, general and administrative (SG&A) expense
	Three Months Ended				Nine Months Ended
(in millions)	September 27, 2014	September 28, 2013	Change		September 27, 2014	September 28, 2013	Change
Selling, general and administrative expense	$476	$452	5.3%		$1,464	$1,409	3.9%
Percentage of net sales	34.7%	33.8%	0.9	pts.	35.0%	34.5%	0.5	pts.

The increase in our SG&A expense during the third quarter and first nine months of 2014 was primarily driven by $15 million (1.1 percentage points) and $48 million (1.1 percentage points), respectively, of acquisition-related costs, including contingent consideration fair value adjustments. These increases were partially offset by cost savings initiatives, including the 2012 Business Realignment Plan initiated in August 2012.

Research and development (R&D) expense
	Three Months Ended				Nine Months Ended
(in millions)	September 27, 2014	September 28, 2013	Change		September 27, 2014	September 28, 2013	Change
Research and development expense	$169	$172	(1.7)%		$517	$505	2.4%
Percentage of net sales	12.3%	12.9%	(0.6)	pts.	12.4%	12.4%	—	pts.

R&D expense as a percent of net sales remains consistent, as we continue to be committed to fund future long-term growth opportunities. We will continue to balance delivering short-term results with our investments in long-term growth drivers.

Special charges
	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Cost of sales special charges	$24	$2	$51	$21
Special charges	45	16	103	118
	$69	$18	$154	$139
We recognize certain transactions and events as special charges in our consolidated financial statements. These charges (such as restructuring charges, impairment charges and certain settlement or litigation charges) result from facts and circumstances that vary in frequency and impact on our results of operations.

During the first quarter of 2014, we announced additional organizational changes including the combination of our Implantable Electronic Systems Division and Cardiovascular and Ablation Technologies Division, resulting in an integrated research and development organization and a consolidation of manufacturing and supply chain operations worldwide. The integration has been conducted in a phased approach during 2014. In connection with these actions, we incurred special charges totaling $9 million and $103 million during the third quarter and first nine months of 2014, respectively, as part of our 2012 Business Realignment Plan. We expect to incur additional severance and other realignment charges in future periods until the plan is complete. Additionally, we incurred special charges totaling $7 million during both the third quarter and first nine months of 2014 related to our Manufacturing and Supply Chain Optimization Plan initiated during the third quarter of 2014. We expect the Manufacturing and Supply Chain Optimization Plan to leverage economies of scale, drive process improvements through global synergies, balance plant utilization levels, centralize certain vendor relationships and reduce overall costs. We expect to incur additional charges in future periods related to this plan until the plan is complete but we are currently unable to reasonably estimate the total amount expected to be incurred in connection with this plan. We also incurred $28 million and $46 million of litigation charges related to our outstanding field actions and other product field action costs during the third quarter and first nine months of 2014, respectively. Additionally, during the third quarter of 2014, we recognized $25 million of intangible asset impairment charges as the fair values of an indefinite-lived IPR&D asset and the related indefinite-lived tradename asset were less than their carrying values resulting in impairment charges of $17 million and $8 million, respectively. These charges were partially offset by a $27 million gain associated with a favorable judgment and resolution in a patent infringement case. As a result of these charges and offsetting gain we recognized total special charges of $69 million and $154 million during the third quarter and first nine months of 2014, respectively. Of the total $69 million and $154 million incurred, $24 million and $51 million, respectively, were recorded to cost of sales during the third quarter and first nine months of 2014, respectively. The cost of sales special charges during the third quarter of 2014 primarily related to inventory write-offs associated with a product field action and the cost of sales charges during the first nine months of 2014 primarily related to fixed assets and inventory write-offs associated with a discontinued clinical trial and employee severance and other termination benefits related to the planned exit of a facility in Europe.
During the third quarter and first nine months of 2013, we incurred special charges totaling $18 million and $139 million, respectively. Of the special charges incurred during the third quarter and first nine months of 2013, $13 million and $86 million, respectively, related to additional 2012 Business Realignment Plan costs initiated in August of 2012 to realign our product divisions and centralize certain support functions, including information technology, human resources, legal, business development and certain marketing functions. The organizational changes have been part of a comprehensive plan to accelerate growth, reduce costs, leverage economies of scale and increase investment in product development. Of the total $13 million and $86 million incurred, $2 million and $21 million, respectively, were recorded to cost of sales, which primarily related to inventory write-offs associated with discontinued cardiovascular product lines. Additionally, we incurred $6 million and $19 million of special charges during the third quarter and first nine months of 2013, respectively, associated with our 2011 Restructuring Plan, which primarily related to idle facility costs. The formalized plan for these actions was announced in the second quarter of 2011 and included phasing out our cardiac rhythm management manufacturing and research and development operations in Sweden, reducing our workforce and rationalizing product lines. During the second quarter of 2013, we also agreed to settle a dispute on licensed technology. In connection with the settlement, which resolved all disputed claims, we recognized a $22 million settlement expense. We also recognized $13 million of impairments associated with customer relationship intangible assets recognized in connection with legacy acquisitions involved in the distribution of our products.
Refer to Note 7 of the Condensed Consolidated Financial Statements for additional detail associated with these special charges.

Other expense, net
	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Interest income	$(1)	$(1)	$(3)	$(4)
Interest expense	21	21	63	60
Other	—	(3)	1	192
Other expense, net	$20	$17	$61	$248

During the first nine months of 2013, we fully redeemed our $700 million principal amount of 5-year, 3.75% unsecured senior notes originally due in 2014 and our $500 million principal amount of 10-year, 4.875% unsecured senior notes originally due in 2019. In connection with the redemption of these notes prior to their scheduled maturities, we recognized a $161 million charge to other expense associated with make-whole redemption payments and the write-off of unamortized debt issuance costs. Additionally, we recognized a $29 million charge in other expense, net to adjust the carrying value of our pre-existing CardioMEMS equity investment and fixed price purchase option to fair value during the first nine months of 2013.

During the third quarter of 2014, we recognized a $3 million realized gain in other income from the sale of an available-for-sale security. During the third quarter and first nine months of 2013, we recognized $4 million and $9 million of realized gains in other income associated with the sale of available-for-sale securities.
Income taxes

	Three Months Ended		Nine Months Ended
(as a percent of earnings before income taxes and noncontrolling interest)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Effective tax rate	7.2%	14.9%	11.5%	11.3%
Special charges and discrete items recognized during the third quarter and first nine months of 2014 favorably impacted the effective tax rate by 12.0 percentage points and 7.7 percentage points, respectively. Additionally, our effective tax rate for the third quarter and first nine months of 2014 does not include the impact of the federal research and development tax credit (R&D tax credit), as the R&D tax credit has not yet been extended for 2014. As a result, our effective tax rate for both the third quarter and first nine months of 2014 was negatively impacted by 1.2 percentage points compared to the same periods in 2013. Debt redemption charges and special charges recognized during the third quarter and first nine months of 2013 favorably impacted our effective tax rate by 6.2 percentage points and 7.7 percentage points, respectively. Refer to Note 7 of the Condensed Consolidated Financial Statements for additional detail associated with these special charges. Additionally, our effective tax rate for the first nine months of 2013 includes the full 2012 benefit of the R&D tax credit, which was extended for 2012 in January 2013. As a result, our effective tax rate for the first nine months of 2013 was favorably impacted by 2.1 percentage points.

Net loss attributable to noncontrolling interest

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net loss attributable to noncontrolling interest	$(6)	$(10)	$(40)	$(19)

Net loss attributable to noncontrolling interest represents the elimination of the losses attributable to non-St. Jude ownership interests in St. Jude consolidated entities. The changes in net loss attributable to noncontrolling interest are largely related to the differing periods during which there were non-St. Jude ownership interests in CardioMEMS and Spinal Modulation. Refer to Note 2 of the Condensed Consolidated Financial Statements for additional information.

LIQUIDITY
We believe that our existing cash balances, future cash generated from operations and available borrowing capacity under our $1.5 billion long-term committed credit facility (Credit Facility) and related commercial paper program will be sufficient to fund our operating needs, working capital requirements, research and development opportunities, capital expenditures, debt service requirements and shareholder dividends over the next 12 months and in the foreseeable future thereafter.
We believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital should suitable investment and growth opportunities arise. Our credit ratings are investment grade. We monitor capital markets regularly and may raise additional capital when market conditions or interest rate environments are favorable.
At September 27, 2014, substantially all of our cash and cash equivalents was held by our non-U.S. subsidiaries. A portion of these foreign cash balances is associated with earnings that are permanently reinvested and which we plan to use to support our continued growth plans outside the United States through funding of operating expenses, capital expenditures and other investment and growth opportunities. The majority of these funds are only available for use by our U.S. operations if they are repatriated into the United States. These funds would be subject to additional U.S. taxes upon repatriation; however, it is not practicable to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans or intentions to repatriate these funds for U.S. operations.

A summary of our cash flows from operating, investing and financing activities is provided in the following table (in millions):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Net cash provided by (used in):
Operating activities	$904	$671
Investing activities	(279)	(347)
Financing activities	(673)	(270)
Effect of currency exchange rate changes on cash and cash equivalents	(31)	(3)
Net increase (decrease) in cash and cash equivalents	$(79)	$51
Operating Cash Flows
Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, accounts payable, accrued liabilities and income taxes payable. During the first nine months of 2013, our operating cash flows were negatively impacted due to higher tax payments made as a result of a tax audit settlement associated with certain tax audits related to our 2002 through 2009 tax years.
We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the most recently completed quarter) decreased from 91 days at December 28, 2013 to 88 days at September 27, 2014. Our DIOH (ending net inventory divided by average daily cost of sales for the most recently completed six months) increased from 158 days at December 28, 2013 to 175 days at September 27, 2014 as a result of inventory increases to support our product launches and from our recent NeuroTherm acquisition. Special charges recognized in cost of sales in the six months ended September 27, 2014 reduced our September 27, 2014 DIOH by 11 days. Special charges recognized in cost of sales in the last half of 2013 reduced our December 28, 2013 DIOH by 5 days.
Investing Cash Flows
Our purchases of property, plant and equipment totaled $139 million and $171 million during the first nine months of 2014 and 2013, respectively, primarily reflecting our continued investment in our product growth platforms currently in place. Additionally, during the first nine months of 2014, we acquired NeuroTherm for $147 million in net cash consideration. During the first nine months of 2013, we also acquired Endosense for $171 million in net cash consideration.
Financing Cash Flows
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
A summary of our financing cash flows is provided in the following table (in millions):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Stock issued under employee stock plans, net of tax benefit	$132	$275
Common stock repurchases	(476)	(609)
Dividends paid	(226)	(210)
Debt borrowings, net	249	425
Purchase of shares from noncontrolling interest	(344)	—
Other, net	(8)	(151)
Net cash used in financing activities	$(673)	$(270)

DEBT AND CREDIT FACILITIES
In May 2013, we entered into a long-term $1.5 billion committed Credit Facility used to support our commercial paper program and for general corporate purposes. The Credit Facility expires in May 2018. Borrowings under this facility bear interest initially at LIBOR plus 0.8%, subject to adjustment in the event of a change in our credit ratings. Commitment fees under this Credit Facility are not material. There were no outstanding borrowings under the Credit Facility as of September 27, 2014.
Our commercial paper program provides for the issuance of unsecured commercial paper with maturities up to 270 days. At September 27, 2014 and December 28, 2013, we had outstanding commercial paper balances of $763 million and $714 million, respectively. Any future commercial paper borrowings would bear interest at the applicable then-current market rates. Our predominant historical practice has been to issue commercial paper (up to the amount backed by available borrowings capacity under the Credit Facility), as our commercial paper has historically been issued at lower interest rates.
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
In August 2014, we entered into a 364-day, $250 million unsecured term loan that matures in August 2015, the proceeds of which were used for general corporate purposes including the acquisition of NeuroTherm. These borrowings bear interest at LIBOR plus 0.9% and we may repay the term loan at any time.
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
In April 2010, we issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $117 million at September 27, 2014 and $122 million at December 28, 2013) and 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $75 million at September 27, 2014 and $78 million at December 28, 2013). We used the proceeds from these issuances to retire outstanding debt obligations. Interest payments on the 2.04% Yen Notes and 1.58% Yen Notes are required on a semi-annual basis and the principal amounts recorded on the balance sheet fluctuate based on the effects of foreign currency translation.
In March 2011, we borrowed 6.5 billion Japanese Yen under uncommitted credit facilities with two commercial Japanese banks that provide for borrowings up to a maximum of 11.25 billion Japanese Yen. The outstanding 6.5 billion Japanese Yen balance was the equivalent of $60 million at September 27, 2014 and $62 million at December 28, 2013. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at the Yen LIBOR plus 0.25% and mature in March 2015, and the other half of the borrowings bear interest at the Yen LIBOR plus 0.275% and mature in June 2015. The maturity dates of each credit facility automatically extend for a one-year period, unless we elect to terminate the credit facility.
Our Credit Facility and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.5 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 60% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the Credit Facility, our senior notes and Yen Notes we also have certain limitations on how we conduct our business, including limitations on dividends, additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of September 27, 2014.
DIVIDENDS AND SHARE REPURCHASES
During the nine months ended September 27, 2014, the Company declared quarterly cash dividends of $0.27 per common share for a total of $231 million. On July 29, 2014, our Board of Directors authorized a quarterly cash dividend of $0.27 per share payable on October 31, 2014 to shareholders of record as of September 30, 2014. Additionally, on October 21, 2014, our Board of Directors authorized a quarterly cash dividend of $0.27 per share payable on January 30, 2015 to shareholders of record as of December 31, 2014. We expect to continue to pay quarterly cash dividends in the foreseeable future, subject to declaration by the Board of Directors.

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
As of September 27, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2014.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No matters require disclosure.

Item 3.         DEFAULTS UPON SENIOR SECURITIES
No matters require disclosure.

Item 4.         MINE SAFETY DISCLOSURES
No matters require disclosure.

Item 5.         OTHER INFORMATION
No matters require disclosure.

Item 6.	EXHIBITS

Exhibit
No.	Description

10.1	$250,000,000 Term Loan Agreement dated as of August 6, 2014 between St. Jude Medical, Inc., as the Borrower, and Bank of America, N.A., as the Lender.

10.2	Third Amendment to the St. Jude Medical, Inc. Management Savings Plan.

10.3	Fourth Amendment to the St. Jude Medical, Inc. Management Savings Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended September 27, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

November 4, 2014	/s/ DONALD J. ZURBAY
DATE	DONALD J. ZURBAY
Vice President, Finance
and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	$250,000,000 Term Loan Agreement dated as of August 6, 2014 between St. Jude Medical, Inc., as the Borrower, and Bank of America, N.A., as the Lender. #

10.2	Third Amendment to the St. Jude Medical, Inc. Management Savings Plan. #

10.3	Fourth Amendment to the St. Jude Medical, Inc. Management Savings Plan. #

12	Computation of Ratio of Earnings to Fixed Charges. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended September 27, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

# Filed as an exhibit to this Quarterly Report on Form 10-Q.