Form 10-K
period 2015-01-03
ST JUDE MEDICAL INC
filed 2015-02-26
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐           No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $19.8 billion at June 27, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), when the closing sale price of such stock, as reported on the New York Stock Exchange, was $69.54 per share.
The registrant had 281,281,678 shares of its $0.10 par value Common Stock outstanding as of February 20, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.	BUSINESS

General
St. Jude Medical, Inc., together with its subsidiaries develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas, and interventional pain therapy and neurostimulation devices for the management of chronic pain and movement disorders.
On January 28, 2014, we announced organizational changes to combine our Implantable Electronic Systems Division and Cardiovascular and Ablation Technologies Division, resulting in an integrated research and development (R&D) organization and a consolidation of manufacturing and supply chain operations worldwide. The integration was conducted in a phased approach during 2014. Our continuing global realignment efforts are focused on streamlining our organization to improve productivity, reduce costs and leverage its scale to drive additional growth. During 2014, we changed our internal reporting structure such that we now operate as a single operating segment and derive our revenues from six principal product categories.
Our six principal product categories are as follows: tachycardia implantable cardioverter defibrillator (ICD) systems, bradycardia pacemaker (pacemaker) systems, atrial fibrillation (AF) products (electrophysiology (EP) introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems), vascular products (vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs, heart failure monitoring device and other vascular accessories), structural heart products (heart valve replacement and repair products and structural heart defect devices) and neuromodulation products (spinal cord stimulation and radiofrequency ablation to treat chronic pain and deep brain stimulation to treat movement disorders). References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.
In May 2014, we exercised our exclusive fixed purchase option to acquire the remaining 81% ownership interest in CardioMEMS, Inc. (CardioMEMS). CardioMEMS is focused on the development of a wireless monitoring technology that can be placed directly into the pulmonary artery to assess cardiac performance via measurement of pulmonary artery pressure. In August 2014, we acquired all the outstanding shares of NT Holding Company (NeuroTherm). NeuroTherm is involved in the business of marketing, designing, manufacturing and distributing radio frequency ablation medical devices and the related consumable items for pain management and interventional radiology markets world-wide. In August 2013, we acquired Endosense S.A. (Endosense). Endosense manufactures and markets the TactiCath® irrigated ablation catheter to provide physicians a real-time, objective measure of the force to apply to the heart wall during a catheter ablation procedure. This force-sensing technology had CE Mark approval for AF and supra ventricular tachycardia ablation prior to our acquisition, and received U.S. Food and Drug Administration (FDA) approval in October 2014. In October 2013, we acquired Nanostim, Inc. (Nanostim). Nanostim has developed the first leadless, miniaturized cardiac pacemaker system, which received CE Mark approval in August 2013. Refer to the Business Combinations and Investments section for a more detailed discussion.

In 2010, significant U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively PPACA), was enacted into law. As a U.S.-headquartered company with significant sales in the United States, this healthcare reform law has had, and is expected to continue to have, a material impact on us and on the U.S. healthcare system, more generally. Beginning in 2013, the law levies an annual 2.3% excise tax on the majority of our U.S. medical device sales. Additionally, the law reduced the annual rate of inflation for Medicare payments to hospitals and called for the establishment of the Independent Payment Advisory Board to recommend strategies for reducing growth in Medicare spending. The law also focused on a number of Medicare provisions aimed at improving quality and decreasing costs, such as value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). It is uncertain at this point what consequences these provisions may have on potentially limiting patient access to new technologies. We cannot predict what future healthcare legislation will be implemented at the federal or state level, nor the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

St. Jude Medical was incorporated in Minnesota in 1976. We market and sell our products world-wide through both a direct sales force and independent distributors. The principal geographic markets for our products are the United States, Europe, Japan and Asia Pacific.
We utilize a 52/53-week fiscal year ending on the Saturday nearest December 31st. Fiscal year 2014 consisted of 53 weeks and ended on January 3, 2015, with the additional week reflected in our fourth quarter 2014 results. Fiscal years 2013 and 2012 consisted of 52 weeks and ended on December 28, 2013 and December 29, 2012, respectively.
Principal Products
The following table presents net sales from external customers for our six principal product categories (in millions):

Net Sales	2014	2013	2012
ICD Systems	$1,746	$1,741	$1,743
Pacemaker Systems	1,047	1,042	1,111
Atrial Fibrillation Products	1,044	957	898
Vascular Products	709	704	716
Structural Heart Products	639	631	612
Neuromodulation Products	437	426	423
Net sales	$5,622	$5,501	$5,503

ICD Systems: Our tachycardia implantable cardioverter defibrillator ICD systems and cardiac resynchronization therapy defibrillator (CRT-D) devices treat patients with hearts that beat inappropriately fast - a condition known as tachycardia. If left untreated, patients suffering from tachycardia are at risk of lethal heart conditions such as sudden cardiac arrest or heart failure.

▪
An ICD monitors the heartbeat and delivers high-energy electrical impulses, or “shocks,” to treat potentially lethal, abnormally fast heart rhythms -- ventricular tachycardia (VT) and ventricular fibrillation (VF) -- which often lead to sudden cardiac death (SCD). In VT, the lower chambers of the heart (ventricles) contract at an abnormally rapid rate and typically deliver less blood to the body's tissues and organs. VT can progress to VF, in which the heart beats so rapidly and erratically that it can no longer pump blood.

▪
A CRT-D device resynchronizes the beating of the ventricles, which often beat out of sync in heart failure patients, and provides backup treatment for SCD, which is a risk factor associated with certain types of heart failure. Cardiac resynchronization therapy can improve the quality of life for many patients with heart failure, a progressive condition in which the heart weakens and loses its ability to pump an adequate supply of blood.

ICDs and CRT-Ds are typically implanted underneath the collarbone and connected to the heart by leads (wires) that carry electrical impulses to the heart, regulating its rhythm. Physicians and healthcare professionals are also able to use programmers and remote monitoring equipment to analyze device data from our cardiac rhythm management devices, reducing office visits and improving patient management.

We received FDA approval in June 2013 and European CE Mark approval in May 2013 for our next generation Ellipse™ ICD and SJM Assura™ family of ICD and CRT-D devices. The SJM Assura™ family of high-voltage devices features both ICD models (Fortify Assura™) and CRT-D models (Unify Assura™ for bi-polar CRT-D and Quadra Assura™ for quadripolar CRT-D). The Ellipse™ ICD is a high-energy ICD denoted for its small size, while the Assura™ family has a high-energy output, with a maximum output of 40 Joules. The next generation Ellipse™ and Assura™ family of devices feature DynamicTx™ Over-Current Detection Algorithm, which automatically adjusts shock configurations, and utilize a new low friction coating on the device to reduce the risk for lead-to-can abrasion, the most common type of lead insulation failure in the industry.

The Assura™ family also includes our Unify Quadra™ CRT-D device (FDA approval in November 2011 and European CE Mark approval in March 2011) and our Quartet™ LV (left ventricular) lead (FDA approval in November 2011 and European CE Mark approval in September 2009). St. Jude Medical's Unify Quadra™, Quadra Assura™ and Promote Quadra™ represent quadripolar pacing systems that are available worldwide. These quadripolar pacing systems allow physicians more options to address pacing complications without the need to reposition a lead surgically. In June 2013, we announced European CE Mark approval of our next-generation quadripolar device, the Quadra Assura MP™ CRT-D device, which features MultiPoint™ Pacing (MPP) technology that enables physicians to pace multiple locations on the left side of the heart with a single lead, thereby providing more options to best optimize CRT pacing to meet individual patient needs.

The Assura™ family replaces our Unify™ CRT-D and Fortify™ ICD devices (FDA approval in May 2010 and European CE Mark approval in January 2010). The Unify and Fortify devices were smaller in size than previous devices, offered improved longevity and provided high-energy electrical impulse capability for life saving therapy when needed. All of our high-voltage device families are available with the DF4 connector that allows a single defibrillation lead connection between an ICD or CRT-D device and the heart, reducing the procedure time and volume of leads implanted in the chest cavity.

With the introduction of the Unify™ and Fortify™ families of devices, we discontinued legacy offerings such as Current Accel™ and Promote Accel™ devices (FDA approval in February 2010 and European CE Mark approval in March 2009) as options for new implants in most countries; however, we continue to offer Current Plus™ and Promote Plus™ in some markets worldwide. In addition, the Fortify™ (European CE Mark approval in January 2010) and Ellipse™ ICDs (models commercialized outside the U.S. only) are capable of continuously monitoring the electrical changes between heartbeats, providing physicians insight into clinical events to help improve patient management.

Our ICDs are used with the single and dual-shock electrode transvenous defibrillation leads. Our ICD lead offerings include the Optisure™ (FDA approval in April 2014), Durata™ SJ4 (FDA approval in April 2009) and Durata™ high-voltage leads (FDA approval in September 2007. All our ICD leads feature our exclusive Optim™ insulation material that combines the durability of polyurethane and the softness of silicone. Optim™ insulation has demonstrated a statistically significant reduction in the incidence of insulation abrasion when compared to our previous silicone insulated leads. We now have Optim™ insulation available in all of our lead segments and have phased out our older silicone insulated leads.

Our current portfolio of CRT leads includes the Quartet™ low voltage (LV) lead (FDA approval in November 2011 and European CE Mark approval in September 2009), as well as the smaller diameter lead, QuickFlex™ µ (micro) LV lead (FDA approval in May 2010 and European CE Mark approval in September 2008). Both the Quartet™ and QuickFlex™ µ are Optim™ insulated leads. The Quartet lead features four electrodes spaced over 4.7 centimeters, enabling up to 10 pacing configurations. Multiple pacing configurations allow the physician to implant the lead in the most stable position without sacrificing electrical performance. It also provides the physician more alternatives to pace closer to the base of the left ventricle. The quadripolar pacing electrodes also provide physicians more options to optimize CRT performance, such as pacing around scar tissue in the heart. For LV lead implantation, we received FDA and European CE Mark approval in 2013 for improved versions of our CPS Aim™ SL and CPS Direct™ SL II slittable LV lead delivery tools designed to offer safe and efficient implantation procedures and improved compatibility with our Quartet™ LV lead. We also provide additional tools for the placement of LV leads, including the CPS Luminary™, CPS Duo™, CPS Courier™ guidewires and the CPS Venture™ wire control catheter.

Pacemaker Systems: Our pacemakers treat patients with hearts that beat too slowly, a condition known as bradycardia. Similar to ICDs and CRT-Ds, pacemakers are typically implanted underneath the collarbone, monitor heart rate and, when necessary, deliver low-voltage electrical impulses to stimulate an appropriate heartbeat. Single-chamber pacemakers sense and stimulate only one chamber of the heart (atrium or ventricle), while dual-chamber devices can sense and pace both the upper atrium and lower ventricle chambers. Biventricular pacemakers can sense and pace in three chambers (atrium and both ventricle chambers) of the heart.

In October 2013, we received European CE Mark approval for the first leadless pacemaker system that we acquired through our acquisition of Nanostim. Unlike conventional pacemakers that require a more invasive surgery, the Nanostim™ leadless pacemaker is designed to be implanted directly into the heart via a less invasive procedure. The device is delivered using a steerable catheter through the femoral vein, eliminating the need to surgically create a pocket for the pacemaker and also eliminating the need for insulated wires (leads) that have historically been recognized as the most vulnerable component of pacing systems. The Nanostim™ leadless pacemaker was designed to be fully retrievable so the device can be repositioned during the implant procedure and later retrieved if necessary, such as at the time of normal battery replacement. Patient enrollment in our U.S. pivotal IDE trial continues to move forward in our effort to obtain FDA approval.

Our current pacemaker portfolio also includes the Assurity™ and Endurity™ traditional pacemakers and Allure™ CRT pacemakers (FDA approval in April 2014 and European CE Mark approval in March 2013). Allure™ Quadra brings the quadripolar lead technology to the pacemaker market (FDA approval in March 2014 and European CE Mark approval in April 2013). Quadripolar leads allow for increased implant efficiencies, which clinical data indicates can result in fewer surgical revisions. The Allure™ family of devices also offers enhanced heart failure diagnostics, including CorVue™ Impedance Monitoring, for improved patient management. In December 2014, we announced European CE Mark approval of our next-generation quadripolar CRT pacemaker, the Quadra Allure MP™ (cardiac resynchronization therapy pacemaker) CRT-P device, which features MultiPoint™ Pacing technology. The Assurity™ and Endurity™ family of pacemakers further enhances our pacemaker portfolio with smaller size and improved battery longevity.

These new devices complement our existing Accent MRI™ pacemaker family (introduced in Europe in 2011 and Japan in 2013). The Accent MRI™ system features the Accent MRI™ pacemaker devices and the Tendril MRI™ lead with added filtering capabilities for safety during an MRI scan. In combination, the Accent MRI™ pacemaker and the Tendril MRI™ lead allow for a full-body MRI scan without zone restrictions. Additionally, the system includes the MRI activator to minimize changes in workflow prior to and immediately after an MRI scan. We have initiated an Investigational Device Exemption (IDE) trial in the U.S. to further study the safety of the Accent MRI™ system in order to gain U.S. approval.

In 2009, we received approval (FDA approval in July 2009 and European CE Mark approval in April 2009) of our Accent™ radio frequency (RF) pacemaker and Anthem™ RF CRT-P. The Accent™ and Anthem™ product families feature RF telemetry that enables secure, wireless communication between the implanted device and the programmer used by the clinician, allowing for more efficient and convenient care and device management.

Our current pacing leads include the Optisense™ Optim, Tendril™ ST Optim, Tendril™ STS Optim lead families and the IsoFlex™ Optim, passive-fixation lead families, all available worldwide. All of these lead families feature steroid elution (to suppress the body's inflammatory response to a foreign object, such as a pacing lead) as well as our Optim™ insulation. Our Optisense™ leads offer an electrode spacing technology that has been clinically proven to reduce far-field over-sensing and inappropriate mode switching.

Our cardiac rhythm management devices interact with an external device referred to as a programmer. A programmer has two general functions. At the time of implant, the programmer is used to establish the initial therapeutic settings of these devices as determined by the physician. Later, the programmer is used for patient follow-up visits (which usually occur every three to 12 months based on patient need) to download stored diagnostic information from the implanted device for physicians to verify appropriate therapeutic settings. Since the introduction of programmable pacemakers, all cardiac rhythm management device manufacturers, including St. Jude Medical, have retained title to their programmers, which are used by their field sales force or by physicians, nurses or technicians.

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

In addition to the programmer, physicians can monitor implanted devices and patient status using the Merlin.netTM Patient Care Network. This system allows daily device and patient monitoring and scheduled remote follow-ups to occur in the patient's home rather than in the physician's office. The Merlin@home™ line of RF transmitters (FDA approval in July 2008 and European CE Mark approval in September 2008) uses standard analog or DSL telephone lines, cellular networks or Wi-Fi to send device and therapy data stored in devices to an internet site for retrieval and review by the patient's physician. With the Merlin.netTM Patient Care Network, physicians can manage their volume of ICD and pacemaker patients by conducting remote follow-up sessions and using alerts of clinically significant events. Additionally, patient flexibility is provided by the reduction in the number of office visits required and the ability to have a physician interrogate device data when symptoms warrant. The latest version of this system received European CE Mark approval in 2013. This current version will offer support for our next generation Ellipse™ and Assura™ family of ICDs and CRT-Ds.

Atrial fibrillation products: AF and VT are irregular rhythms of the heart that can be treated with device-based ablation therapies. AF is a condition in which the upper chambers of the heart (atria) beat rapidly and erratically, affecting the heart's ability to adequately pump blood to its ventricles and subsequently to the rest of the body. Some of the complications caused by AF are increased risk of death or stroke, increased severity of stroke, increased hospitalizations and reduced quality of life due to palpitations and other AF-related symptoms. AF can have an impact on the heart as early as a few weeks after onset, causing cycles of remodeling, dysfunction and additional triggers that can advance the disease. These cycles both maintain and perpetuate AF from the state of initial induction, to paroxysmal AF (AF that begins suddenly and ends spontaneously) to persistent (recurring episodes lasting more than seven days) to long-standing persistent (ongoing and long-term). Our atrial fibrillation products provide a complete system of access, diagnostic, visualization and ablation products that assist physicians in diagnosing and treating various irregular heart rhythms. Our ablation technologies are primarily designed to be used in the EP lab to guide and facilitate the percutaneous delivery of catheters to areas of the heart where arrhythmias occur. We are committed to developing device-based ablation therapies for irregular heart rhythms that offer the potential for a cure.

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
For diagnosing arrhythmias percutaneously, we offer a portfolio of fixed-curve and steerable catheters. Our SupremeTM, Response™ and Inquiry™ fixed-curve catheters gather electrical information from the heart to help determine the cause of an arrhythmia and/or the location of its source. Our steerable product lines include Livewire™ and Inquiry™ catheters which allow clinicians to move the catheter tip in precise movements to diagnose the more anatomically challenging areas within the heart. Our Reflexion Spiral™ (FDA approval in October 2006) and Inquiry™ Optima™ PLUS (FDA approval in March 2006) circular mapping catheters enable the physician to check for electrical isolation of the pulmonary vein openings during an AF ablation procedure. The Reflexion HD™ (FDA approval in January 2009) and Inquiry AFocus II™ Double Loop (FDA approval in August 2010) catheters are high-density, circular mapping catheters that are designed to leverage the mapping capabilities of the EnSite Velocity™ System to create accurate high-density heart chamber models and detailed electrical maps.

Our EnSite Velocity™ System, introduced in 2009, is a mapping and navigation system that, when used in conjunction with the EnSite Array™ non-contact mapping catheter or EnSite NavX™ navigation and visualization technology, creates three-dimensional cardiac models, allows for intracardiac diagnostic and ablation catheters to be located and navigated without the use of fluoroscopy within those models and provides electrical activity to be displayed in a color-coded fashion. The EnSite Velocity™ System also includes various modules and tools to assist the physician with their EP procedure. Our OneModel™ tool facilitates the creation of detailed chamber models; our OneMap™ tool allows simultaneous creation of chamber models and the associated electrical data in one step; and our RealReview™ function allows the user to view live and pre-recorded cardiac models and electrical maps simultaneously. Our EnSite Derexi™ module facilitates the exchange of information between the EnSite Velocity™ System and the EP-WorkMate™ recording system, to help improve efficiency and procedural workflow. Our EnSite Courier™ module can import and export data sets to and from a hospital's Picture Archiving and Storage (PACS) network.

We offer multiple ablation catheter configurations which focus on disabling abnormal tissue that causes or perpetuates arrhythmias. Our standard non-irrigated tip ablation catheters include our Livewire TC Ablation Catheters uni- and bi-directional models that offer stability and excellent contact with cardiac tissue. Our Safire™ and Safire TX™ bi-directional ablation catheter product line offers a comprehensive range of catheter tip sizes (Safire™ 4mm and 5mm FDA approved in August 2006 and Safire TX™ 8mm FDA approved in October 2007) and curve configurations, and is built on our ComfortGrip™ handle platform that is designed for physician comfort and control during EP procedures. Our Therapy™ 4mm and 8mm tip standard catheter lines provide a range of curve options and temperature control. When used with our 1500 T-series Cardiac Ablation Generators, power can be effectively managed for the creation of ablation lines. In addition to the 1500 T-series Cardiac Ablation Generations, in March 2014 the AmpereTM RF Generator was approved by the FDA. This generator is compatible with our currently approved ablation catheters. It was designed to enhance procedural efficiency, minimize noise interference and provide more control for the physician as they create ablation lines in arrhythmia management procedures.

In addition to the standard non-irrigated tip ablation catheters, we also offer various open-irrigated ablation catheters which feature holes at the tip of the catheter to allow infused saline to circulate around the tip during therapy delivery. This irrigation allows the tip to be cooled and reduces the potential for char or thrombus (blood clot) to form during ablation. The Therapy™ Cool Path™ Duo (European CE Mark approval in October 2007) and the Safire BLU™ Duo™ (FDA approval in January 2012) are both irrigated tip ablation catheters that feature 12 infusion ports that allow for more uniform cooling of the ablation tip. The Therapy Cool Flex™ irrigated ablation catheter (European CE Mark approval in June 2010) is a fully irrigated, flexible tip ablation catheter that features a laser-cut tip, allowing it to bend and conform to the cardiac anatomy and providing for fluid to be infused around the entire catheter tip electrode. The FlexAbilityTM ablation catheter (FDA approval in January 2015) was designed using physician input from concept to completion and has the same irrigated catheter tip as the Cool Flex™ ablation catheter. This tip is now integrated onto a next generation shaft and handle platform to provide better performance and maneuverability.

Through our acquisition of Endosense in 2013, we deepened our presence in the ablation catheter segment. The TactiCath™ Quartz ablation catheter with its force-sensing technology provides physicians a real-time measure of contact force being applied between the catheter tip and the endocardial tissue surface during cardiac electrophysiological mapping and catheter ablation procedures (FDA approval in October 2014 and European CE Mark approval in June 2012). We now have the potential to integrate the force-sensing technology to offer a MediGuide™-enabled force-sensing ablation catheter and incorporate force-sensing data into our Ensite Velocity™ Mapping System.

Interventional EP procedures, including catheter ablations and CRT procedures, expose operators, staff and patients to the risks of fluoroscopy. Our MediGuide™ technology is a platform to facilitate the reduction of fluoroscopy exposure while also increasing procedural efficiencies. The MediGuide™ technology consists of a hardware system which is integrated with the EP lab fluoroscopy system. Other products offered by our Company will also integrate with the MediGuide™ technology, including MediGuide™ sensor-enabled diagnostic and irrigated ablation catheters, the EnSite Velocity™ system and certain CRT delivery tools. We continue to expand our MediGuide™ technology platform as additional integrated products are developed and approved. Early clinical work has demonstrated that the MediGuide™ technology can reduce radiation exposure during EP lab procedures for physicians, patients and staff.

Our EP-WorkMate™ recording system is used to monitor electrical activity of the heart via intracardiac catheters and features our new ClearWave™ technology for high-fidelity signals and an integrated stimulator, our EP 4™ Cardiac Stimulator.

We also offer the VantageView™ System which is a high resolution 56” monitor that allows the display of eight video inputs. The VantageView™ System will accommodate a variety of video input signals and then display images that can be resized and relocated with high resolution. The VantageView™ System is programmed with a touch screen and can be customized to meet the needs of the physician and/or procedure. We also offer our Confirm™ implantable cardiac monitor device (FDA approval and European CE Mark approval in September 2008). This small implantable device is designed to help physicians monitor abnormal cardiac rhythms.

Vascular Products: Our vascular products include active vascular closure devices, compression assist devices, pressure measurement guidewires, diagnostic coronary imaging technology, percutaneous catheter introducers, diagnostic guidewires, a heart failure monitoring device (CardioMEMS), renal denervation technology and vascular plugs.

Our vascular closure devices are used to close femoral and radial artery puncture sites following percutaneous coronary interventions (PCIs), diagnostic procedures and certain peripheral procedures. Active or passive (manual) compression is utilized to assist in closing artery puncture sites. Our active closure devices include our Angio-Seal™ product offering. The latest version is the Angio-Seal Evolution™, which features automated collagen compaction, making it easier for the clinician to deploy the device and obtain arterial hemostasis (cessation of bleeding). Prior versions of Angio-Seal™, Angio-Seal™ VIP and Angio-Seal™ STS Plus continue to generate revenue in our active closure product offering. Since its introduction to the market approximately 18 years ago, more than 22 million Angio-Seal vascular closure devices have been utilized around the world.

Our compression assist device offerings include both the RadiStop® and FemoStop™ compression assist devices to close puncture sites of the radial and femoral arteries, respectively. Compression assist devices are often used to maintain pressure on the arteriotomy in order to facilitate hemostasis.

Percutaneous catheter introducers are used to create passageways for cardiovascular catheters from outside the human body through the skin into a vein, artery or other location inside the body. Our percutaneous catheter introducer portfolio consists primarily of peel-away and non peel-away sheaths, sheaths with and without hemostasis valves, dilators, guidewires, repositioning sleeves and needles. These products are offered in a variety of sizes and packaging configurations. Diagnostic guidewires, such as the GuideRight™ and HydroSteer™ guidewires, are used in conjunction with percutaneous catheter introducers to aid in the introduction of intravascular catheters. Our diagnostic guidewires are available in multiple lengths and incorporate a surface finish for lubricity.

In coronary artery disease diagnosis and intervention, the current treatment model typically relies on angiography. Our PCI Optimization platform provides interventional cardiologists with supplemental information on the physiologic and anatomical characteristics of a target vessel. Fractional Flow Reserve (FFR) measures blood flow through a stenotic coronary lesion (tiny scars) with a special purpose coronary guidewire containing a pressure sensor. The resulting physiologic index is used to determine the functional severity of narrowings in the coronary arteries and specifically identifies which coronary narrowings are responsible for significantly obstructing the flow of blood (ischemia) to a patient's heart muscle. This information is used by the interventional cardiologist to direct coronary interventions (such as a stent procedure) and to assess the results of stent placement for improved treatment outcomes. FFR has been on the market for approximately 20 years and continues to be supported by a portfolio of products and clinical data. Optical Coherence Tomography (OCT) provides comprehensive lesion assessment (anatomical) information - including plaque types, previous stent placement, and key landmarks such as side branches, which are important considerations during stent selection, deployment and assessment. OCT has 10 times higher image resolution and 20 times faster image capture over other imaging modalities such as intravascular ultrasound (IVUS); this resolution has helped us develop automated software tools that provide information to the physician almost instantaneously.

Our PressureWire™ Aeris and Certus™ pressure guidewires provide precise measurements of intravascular pressure during a cardiovascular procedure and aid physicians in determining which lesions need treatment. PressureWire™ Aeris is a proprietary device that transmits the pressure signal wirelessly and requires no cabling in the cardiac catheterization laboratory. Physicians can remove the device's handle and insert a stent delivery system directly over the PressureWire™ Aeris, eliminating the time and cost of using an additional, traditional guidewire.

The landmark trial FAME (FFR vs. Angiography in Multivessel Evaluation), which exclusively used our PressureWire™ guidewires, was published in the January 15, 2009 issue of The New England Journal of Medicine. It demonstrated a statistically significant improvement of 28 percent in Major Adverse Cardiac Events (MACE) such as death, myocardial infarction (heart attack) and repeat revascularization. The randomized, prospective, multi-center trial looked at 1,005 patients with multi-vessel coronary artery disease 12 months after receiving a stent, and compared outcomes for patients whose treatment was guided by FFR, measured by PressureWire™, to those whose treatment was guided only by angiography. At the October 2009 Transcatheter Cardiovascular Therapeutics (TCT) conference, two-year results from the FAME study were presented which demonstrated continued reductions in mortality, morbidity, stent utilization and procedural cost when PressureWire™ was employed to guide the physician decision-making process.

The FAME 2 (FFR-Guided Percutaneous Coronary Intervention plus Optimal Medical Treatment vs. Optimal Medical Treatment Alone in Patients with Stable Coronary Artery Disease) trial was published in The New England Journal of Medicine in September 2012. The objective of the FAME 2 trial was to study the role of FFR in the treatment of stable coronary artery disease by comparing the clinical outcomes, safety and cost-effectiveness of PCI guided by FFR plus medical therapy to medical therapy alone. In patients with stable coronary artery disease undergoing PressureWire™-guided intervention, PCI plus medical therapy was found to improve outcomes compared to medical therapy alone. Patients with one or more significant lesions who received FFR-guided PCI had an 86% relative reduction in the risk for developing acute coronary syndrome requiring unplanned hospital readmission with urgent revascularization. Patients also experienced greater relief of angina (chest pain due to obstruction or spasm of the coronary arteries) and improved quality of life. Additional analysis of FAME 2 data showed that FFR-guided PCI was also cost effective when compared to best-available medical therapy in patients with stable coronary disease.

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

We have launched several PCI Optimization products in the past year. The QUANTIEN™ system provides wireless FFR in any room within the catheterization laboratory. The interface system is designed to be integrated into any lab set up with a variety of installation options. The PressureWire™ receiver integrates directly into the installed hemodynamic system, providing information during the PCI procedure.

The ILUMIEN™ OPTIS PCI Optimization System builds upon the technology of the ILUMIEN™ platform. The ILUMIEN™ OPTIS system offers a faster, high-powered laser with enhanced resolution for microscopic examination of disease inside the artery to assist with stent placement. The system also offers real-time, three-dimensional (3D) reconstruction, which provides a 360-degree panoramic view of the vessel, providing physicians the ability to visualize the area they are treating. Finally, stent planning tools provide the physician with specific measurements, which facilitate the stent selection and placement based on detailed anatomical information. Our Company has these tools available for physicians to use with intravascular imaging. The Dragonfly™ Duo and the Dragonfly™ JP Imaging Catheter were also launched with ILUMIEN™ OPTIS and offer fast, long pull-backs and allow the physician to assess more of the patient’s artery in less time.

The OPTIS™ Integrated System, a recent OCT advancement, offers full cath lab integration and angiography co-registration (FDA clearance and European CE Mark approval in September 2014). This system is installed in the cath lab, eliminating setup time and provides physicians tableside control of OCT and FFR. The on-site availability of the OPTIS™ integrated system optimizes PCI workflow for procedural efficiency.

Co-registration of angiography and OCT is an advancement in intravascular imaging. Co-registration allows physicians to map the exact location and vessel characteristics of an OCT image with the physician’s current view via angiogram. Co-registration allows for improved PCI planning and procedural decision making.

Directly measuring pulmonary artery (PA) pressure via a procedure called a right-heart catheterization is the standard-of-care for acute management of worsening heart failure (HF). The CardioMEMS HF System transmits this same PA hemodynamic data for improved monitoring and management of New York Heart Association (NYHA) Class III HF patients who have been hospitalized for HF in the previous year. The CardioMEMS HF system measures changes in PA pressure, which physicians use to initiate or modify HF treatment prior to symptoms. The CardioMEMS HF System is comprised of three components including an implantable wireless sensor, a patient electronics system and a patient database known as the CardioMEMS HF website.

The wireless sensor is designed for permanent implantation into the distal pulmonary artery via a right heart catheterization procedure. Once implanted, the CardioMEMS PA Sensor provides non-invasive hemodynamic data that is collected in the physician’s office, clinic, hospital or most often, in the patient’s home. The data provided by the HF system includes PA pressure waveform, systolic, diastolic, mean PA pressure and heart rate. This hemodynamic data is transmitted to a secure website that serves as the patient database so that PA monitoring information is available at all times through the Internet. Changes in PA pressure can be used in conjunction with heart failure signs and symptoms to guide adjustments to medications thereby avoiding hospitalization.

The CardioMEMS HF System is an FDA-approved monitor proven to significantly reduce HF hospital admissions and improve quality of life in NYHA class III patients. Data from the CHAMPION trial studying over 550 patients demonstrated that when the CardioMEMS HF System was used by clinicians to manage HF, 98.6% of patients were free from device or system complications and HF admissions were reduced by 37%.

We announced European CE Mark approval for the EnligHTN™ Renal Denervation System in May 2012 and launched EnligHTN™ outside of the United States in May 2012, focused on select countries in Europe and in Australia. This renal denervation technology includes an ablation catheter, ablation generator and guiding catheter. The EnligHTN™ system is a multi-electrode ablation technology that features a non-occlusive basket design that delivers a predictable pattern of four evenly spaced transmural lesions with each catheter placement. This approach allows for continuous blood flow to the kidney during the procedure. Compared to single-electrode ablation systems, the multi-electrode EnligHTN™ system has the potential to improve consistency and minimize procedure time, which may result in improved workflow and cost efficiencies.

Our AMPLATZER™ Vascular Plugs are expandable, cylindrical devices made from nitinol wire that reduce, redirect or eliminate blood flow to unwanted blood vessels. The AMPLATZER™ Vascular Plug AVP 4 (FDA clearance in June 2012 and European CE Mark approval in July 2009) has a lower profile and extends the reach of the AMPLATZER™ vascular plug family to smaller and often more distal blood vessels. Our AMPLATZER™ Vascular Plugs are designed for use in abnormal blood vessels outside the heart, below the neck and above the knee and utilize standard delivery systems commonly used by interventional radiologists and vascular surgeons in these procedures.

Structural Heart Products: Heart valve replacement or repair may be necessary because the native heart valve has deteriorated due to congenital defects or disease. Our structural heart valve products facilitate blood flow from the chambers of the heart throughout the entire body. Our structural heart products include transcatheter aortic heart valves (TAVR), a line of surgical heart valve repair and replacement products and transcatheter structural heart defect devices.

▪
Mechanical Valves: Our Regent™ mechanical heart valve received European CE Mark approval in December 1999 and FDA approval in March 2002. Over the last 35 years more than two million St. Jude Medical mechanical heart valves have been implanted.

▪
Tissue Valves: With the acquisition of Biocor Industries, Inc. in 1996, St. Jude Medical strengthened our position in the tissue heart valve market. We currently market both the Epic™ and Biocor™ porcine stented tissue heart valves. In March 2010, we received European CE Mark approval for our Trifecta™ tissue heart valve, marking our expansion into the pericardial aortic stented tissue valve market. FDA approval for the Trifecta™ tissue valve followed in April 2011 and the product was launched in Japan in April 2012. The Trifecta™ tissue valve has a tri-leaflet stented pericardial design which offers hemodynamic performance (the optimization of blood flow through the valve) that mimics as closely as possible the flow of a natural, healthy heart valve. The Trifecta™ valve also features our patented Linx™ AC, an anti-calcification treatment designed to increase the valve's durability by reducing tissue mineralization (hardening) which is one of the primary causes of valve deterioration.

▪
Valve Repair: We also offer a complement of heart valve repair products, including two fully flexible and two semi-rigid rings: the Tailor™ flexible ring and the Attune™ flexible adjustable annuloplasty ring, and the SJM™ Séguin Semi-Rigid Ring and the SJM™ Rigid Saddle Ring. Annuloplasty rings are prosthetic devices used to repair diseased or damaged mitral and tricuspid heart valves.

▪
Transcatheter Aortic Valve Replacement (TAVR): Building upon our experience in the surgical heart valve market, St. Jude Medical developed the Portico™ transcatheter aortic valve for a minimally invasive alternative to open heart surgery. The Portico™ transcatheter 23 mm aortic valve and the transfemoral delivery system received European CE Mark approval in November 2012, and the 25 mm valve received European CE Mark approval in December 2013. In addition, in 2014 we initiated the U.S. IDE trial to evaluate the safety and efficacy of the Portico™ transcatheter aortic valve and delivery systems for patients with symptomatic severe aortic stenosis who are considered at high or extreme risk for open heart surgery. In September 2014, we paused global implants of the Portico™ valve to ensure patient safety while further investigating reports of reduced leaflet mobility seen in the 4D CT imaging and transesophageal echo imaging. Our evaluation has not suggested the need for device redesign or modification. St. Jude Medical has now begun to resume implants of the Portico™ valve in some geographies, and remains in discussions with global regulatory authorities to complete the global resumption of clinical and commercial implants. Those discussions include communication with the FDA to resume implants within our U.S. IDE.

▪
Closure Devices: Through the acquisition of AGA Medical in 2010, we extended our portfolio to the transcatheter treatment of structural heart defects. Transcatheter closure offers pediatric and adult patients a minimally invasive alternative to surgery. The majority of this portfolio includes a line of occluder devices to treat congenital heart defects, including atrial septal defects, the most common congenital heart defect. Our portfolio includes the AMPLATZER™ Septal Occluder for closure of atrial septal defects (FDA approval in 2001 and European CE Mark approval in 1998), the AMPLATZER™ Muscular VSD Occluder for closure of muscular ventricular septal defects (FDA approval in 2007 and European CE Mark approval in 1998) and the AMPLATZER™ Duct Occluder for closure of patent ductus arteriosus (FDA approval in 2003 and European CE Mark approval in 1998). In 2013, we received FDA approval for the AMPLATZER™ Duct Occluder II (European CE Mark approval in 2008) for closure of patent ductus arteriosus, expanding the percutaneous treatment indication for patent ductus arteriosus. In addition to our portfolio of treatment options for congenital heart disease, the AMPLATZER portfolio also includes devices for patent foramen ovale (PFO) closure, sealing a hole in the septum between the right and left sides of the heart, and left atrial appendage (LAA) closure to reduce the risk of ischemic stroke in patients with AF.

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

The AMPLATZER™ Cardiac Plug (European CE Mark clearance in 2008) provides an alternative therapy for reducing the risk of stroke in patients with AF. AF is responsible for 15 to 20 percent of all ischemic strokes and studies report that up to 90 percent of the clots that form in patients with AF originate in the left atrial appendage. In 2014, the next generation AMPLATZER™ Cardiac Plug, AMPLATZER™ Amulet, received CE mark. This device expands the percutaneous treatment indication for LAA closure to a larger size range and is intended to streamline the procedure.

Neuromodulation Products: Our neuromodulation product offerings provide neurostimulation therapy in which an implantable device delivers electrical current to targeted anatomical structures. Our commercialized neurostimulation therapies include spinal cord stimulation (SCS), targeted SCS through our Spinal Modulation investment and distribution agreement and radiofrequency ablation for the treatment of chronic pain and deep brain stimulation (DBS) for treating the symptoms of Parkinson's disease, tremor and primary and secondary dystonia. A neurostimulation system typically consists of four components: an implantable pulse generator (IPG) that produces the electrical current and is implanted under the patient's skin; leads which carry electrical impulses to the intended anatomical structure; an external patient remote control that enables the patient to control his or her therapy within prescribed ranges; and an external clinician programmer that is used to access all programming options of the implant to tailor therapy for the patient.

The largest application for neurostimulation therapy is for the management of chronic pain. This involves delivering electrical impulses via an implanted device (sometimes referred to as a “pacemaker for pain”) to the spinal cord. This stimulation is theorized to interfere with the transmission of pain signals to the brain and inhibits or blocks the sensation of pain felt by the patient. Neurostimulation for chronic pain is generally used to manage intense and constant pain arising from nerve damage or nervous system disorders referred to as neuropathic pain. Clinical results demonstrate that many patients who are implanted with a neurostimulation system for chronic pain experience a substantial reduction in pain, an increase in activity level, a reduction in use of narcotics and other pain medication and a reduction in hospital visits.

We offer a wide array of neurostimulation systems for chronic pain including rechargeable and primary cell IPGs and a full complement of both percutaneous and surgical leads. We currently market several SCS neurostimulation product platforms worldwide including the new flagship IPG systems: Prodigy™ IPG with Burst Technology and Protégé™ with Upgradeable Technology.

The Prodigy™ IPG (European CE Mark approval in 2014) features a Burst-enabled IPG. Traditional stimulation, also known as tonic stimulation, uses equally spaced electrical pulses to replace pain with a tingling sensation called paresthesia. For some patients, however, tonic stimulation does not effectively relieve their pain. St. Jude Medical’s proprietary Burst Technology offers intermittent “bursts” of stimulation designed to mimick the natural firing patterns of the brain. Burst has been shown to provide clinical superior results for many patients. In addition, Burst stimulation results in a reduction or complete elimination of the paresthesia sensation which can often result in undesirable changes in stimulation intensity with posture and body position changes.

In combination with our wide array of IPGs, we market a broad variety of leads which are intended to enable clinicians to tailor the system to each patient’s unique needs. Our leads can be divided into three categories: percutaneous leads, paddle leads and perc-paddle leads. Our percutaneous leads consist of the 8-contact Octrode™ and 4-contact Quattrode™ lead designs. Our paddle lead offering consists of the Lamitrode™ family of leads. This family includes single and dual column paddle leads that provide up to two vertebral segments as well as broad, lateral coverage; Tripole™ leads, which feature a three-column electrode array and are designed to focus stimulation to target low back pain; C-Series™ leads, shaped to mimic the curve of the epidural space of the spine and designed to facilitate lead placement and reduce lead migration; and the flagship Penta™ lead, a 5-column lead designed to provide stimulation control and specificity for focused stimulation therapy. Perc-paddle leads are a category of leads pioneered by St. Jude Medical with the advent of the Epiducer™ lead delivery system (European launch in 2010 and FDA approval in 2011). The Epiducer™ system is primarily designed to allow the percutaneous introduction of our small profile S-Series™ paddle leads. S-Series leads are designed to have the focused stimulation and stability of a paddle lead yet, with the Epiducer™ lead delivery system, can now be introduced via a minimally invasive percutaneous procedure.

Our SCS systems are programmed with our Rapid Programmer™ platform. This system enables clinicians to efficiently test patients intra-operatively and program patients post-operatively. The Rapid Programmer™ platform consists of a palm-sized programmer that features a touch screen interface enabling clinicians to create multiple programs tailored for each patient's pain pattern. Using the foundation of our Dynamic MultiStim™ technology for real time adjustments of multiple pain areas simultaneously, we simplified the programming of multi-focal pain by introducing MultiSteering™ technology.

In addition to SCS, we acquired NeuroTherm in 2014 adding radiofrequency ablation (RFA) to our chronic pain therapy portfolio of products. RFA can also be utilized to treat chronic spinal pain along with several peripheral areas that are not well treated with neurostimulation therapy. Radiofrequency (RF) nerve ablation (also known as RF neurotomy) is an interventional therapy that employs heat to disable pain-transmitting nerves. The procedure, which has been performed for over 25 years, is used for the treatment of a variety of chronic pain syndromes.

Facet joint pain in the cervical/lumbar spine is the most widely treated pain syndrome with RF ablation due to the discrete and well-defined innervation of these particular joints. With RFA, St. Jude Medical can now access chronic pain patients earlier in their treatment continuum.

Neuromodulation can also be used to treat other neurological conditions. DBS involves the placement of a lead or leads in targeted areas of the brain. In 2009, we entered the DBS market in Europe to treat the symptoms of Parkinson's disease, a neurological disorder that progressively diminishes a person's control over movement. We also gained European CE Mark in 2013 for dystonia. This regulatory approval provided us the use of deep brain stimulation therapy to manage the symptoms of both primary and secondary dystonia. Dystonia is a neurological movement disorder, in which sustained muscle contractions cause twisting and repetitive movements or abnormal postures. Our DBS systems are also marketed in Australia and certain Latin American countries.

Competition

The medical device market is intensely competitive and characterized by extensive (R&D) and rapid technological change. Our competitors range from small start-up companies to larger companies that have significantly greater resources and broader product offerings. We anticipate that in the coming years, other large companies will enter certain markets in which we currently hold a strong position. Furthermore, our industry has experienced significant consolidation in recent years. Certain of our competitors, such as Medtronic, Inc. (Medtronic), through its recent acquisition of Covidien plc, have been able to expand their portfolio of products and services through this consolidation process, and they are able to offer customers a broader array of products and services than we can. We expect competition will continue to intensify with the opportunity to improve therapy effectiveness and durability, reduce adverse events, and capture increasing reimbursement.

Our cardiac rhythm management customers consider many factors when choosing suppliers, including product reliability, clinical outcomes, product labeling (i.e. MRI-conditional systems), price and product services provided by the manufacturer. As a result, market share can shift due to technological innovation, innovations in service models and offerings, product field actions and safety alerts as well as from other business factors. Our primarily cardiac rhythm management competitors include Medtronic, Boston Scientific, Inc. (Boston Scientific), Biotronik International and Sorin Group (Sorin).

The AF therapy area is broadening to include multiple therapy methods and treatments which include drugs, percutaneous delivery of diagnostic and ablation catheters, external electrical cardioversion and defibrillation, implantable defibrillators and open-heart surgery. As a result, we have numerous competitors in the emerging AF market. Larger competitors, such as Medtronic and Boston Scientific, have started to extend their presence in the AF market through acquisitions or by leveraging their cardiac rhythm management capabilities. Our primary competitors include Biosense Webster, a division of Johnson & Johnson, Inc (J&J), Medtronic, Boston Scientific and Abbott Laboratories.

The cardiovascular market is also highly competitive with numerous competitors. The majority of our sales are generated from our cardiac surgery products and our vascular products which include vascular closure devices, PCI optimization devices and peripheral embolization devices. We continue to hold the number one market position in the vascular closure device market; however, the market for vascular closure devices is highly competitive and there are several companies that manufacture and market these products worldwide. Our primary vascular closure device competitors are Abbott Laboratories, Cordis, a division of J&J, and AccessClosure, Inc. Additionally, we anticipate other companies will enter this market in the coming years, which will increase competition. The key competitors in the PCI optimization market (FFR and intravascular imaging) include Volcano Corporation, Boston Scientific and Terumo Cardiovascular Systems Corporation. Our primary competitors in the peripheral embolization market include Boston Scientific and Cook Medical, Inc. Our structural heart products include heart valve replacement and repair products and other structural heart defect devices. We are the world’s leading manufacturer and supplier in the mechanical heart valve market. Our principal competitors in the mechanical heart valve market are Sorin, Medtronic and several smaller manufacturers. In the tissue heart valve market, we compete against two principal tissue heart valve manufacturers - Edwards Lifesciences Corporation (Edwards Lifesciences) and Medtronic - as well as other smaller manufacturers. Cardiac surgery therapies continue to shift from mechanical heart valves to tissue heart valves and repair products. Other competitors such as Edwards Lifesciences and Medtronic manufacture transcatheter heart valves that are marketed to patients who may be too frail for traditional heart valve surgery. The structural heart defect market has relatively few large competitors and high barriers to entry due to the intellectual property and clinical and regulatory processes required for product approval. Our primary competitors in the structural heart defect market include W.L. Gore & Associates and Boston Scientific.

We are one of three principal manufacturers of neurostimulation devices. Competitive pressures will increase in the future as our primary competitors, Medtronic and Boston Scientific, continue to grow their positions. Although we also compete against smaller competitors such as Nevro Corporation, barriers to entry for new competitors are high in the U.S. market due to a long and expensive product development and regulatory approval process as well as the intellectual property and patent positions existing in the market. However, other larger medical device companies may be able to enter the neuromodulation market by leveraging their existing medical device capabilities, thereby decreasing the time and resources required to enter the market.
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
While we believe design, development, clinical, regulatory and marketing aspects of the medical device business represent the principal barriers to entry, we also rely on our patents, trade secrets, exclusive and non-exclusive license rights and non-disclosure and non-competition agreements to make it more difficult for competitors to market products similar to those we produce. We can give no assurance that any of our patent rights, whether issued, subject to license or in process, will not be circumvented or invalidated. Furthermore, there are numerous existing and pending patents on medical products and biomaterials. There can be no assurance that our existing or planned products do not or will not infringe such rights or that others will not claim such infringement. Our industry has extensive ongoing patent litigation which can lead to significant legal costs for indeterminate periods of time, injunctions against the manufacture or sale of infringing products and significant royalty payments. At any given time, we may be a plaintiff or defendant in such an action. No assurance can be given that we will be able to prevent competitors from challenging our patents or entering markets we currently serve.
Research and Development
Our investment in R&D reflects our commitment to fund long-term growth opportunities while balancing short-term results. The markets in which we participate are dynamic and competitive. Our ongoing commitment to R&D investments are intended to provide patients with positive outcomes and innovation that will shape the markets in which we participate. Our R&D activities primarily include research, development, clinical and regulatory efforts. These efforts are primarily focused on product innovation that we anticipate will ultimately improve patient outcomes, reduce overall healthcare costs and provide economic value to our customers while providing the best possible technology available. Our R&D expenses were $692 million (12.3% of net sales) in 2014, $691 million (12.6% of net sales) in 2013 and $676 million (12.3% of net sales) in 2012. Our R&D expense as a percent of net sales remained relatively consistent over the last few years, reflecting our commitment to fund growth through cost effective innovation. We will continue to assess our R&D programs in future periods as we focus on the development of new products and the improvement to existing products.
Business Combinations and Investments
In addition to generating growth internally through our own R&D activities, we also make strategic acquisitions and investments to access new technologies and therapy areas. We expect to continue to make acquisitions and investments in future periods to strengthen our business.
In May 2014, we exercised our exclusive purchase option to acquire the remaining 81% ownership interest in CardioMEMS and paid $344 million to shareholders and $18 million for pre-existing fee and compensation arrangements. Previously in 2010, we made an equity investment of $60 million in CardioMEMS, a privately-held company based in Atlanta, Georgia that is focused on the development of a wireless monitoring technology that can be placed directly into the pulmonary artery to assess cardiac performance via measurement of pulmonary artery pressure. The investment agreement resulted in a 19% voting equity interest and provided us the exclusive right, but not the obligation, to acquire CardioMEMS for an additional payment of $375 million less any net debt payable to St. Jude Medical under a separate loan agreement entered into between CardioMEMS and the Company. In the first quarter of 2013, we obtained significant decision-making rights over CardioMEMS' operations and provided debt financing of $28 million to CardioMEMS which was collateralized by substantially all the assets of CardioMEMS, including its intellectual property. In July 2013, we provided $9 million of additional debt financing to CardioMEMS. In accordance with Accounting Standards Codification (ASC) Topic 810, Consolidations (ASC Topic 810), we reconsidered our arrangements with CardioMEMS and determined that effective February 27, 2013 CardioMEMS was a variable interest entity (VIE) for which St. Jude Medical was the primary beneficiary. As a result, as of February 27, 2013, the financial condition and results of operations of CardioMEMS were included in our Consolidated Financial Statements. Upon exercise of our exclusive purchase option in May 2014, we retained our controlling interest and the payment resulted in a decrease in our shareholders' equity before noncontrolling interest of $297 million and a decrease in noncontrolling interest of $47 million. The results of operations continue to be included in our Consolidated Financial Statements. The acquisition provides strategic opportunities for growing our cardiac rhythm management and heart failure therapy product portfolio.

In August 2014, we acquired all the outstanding shares of NeuroTherm for $147 million in net cash consideration and assumed $50 million of debt, which has been repaid. NeuroTherm is based in Wilmington, Massachusetts and is involved in the business of marketing, designing, manufacturing and distributing radio frequency ablation medical devices and the related consumable items for pain management and interventional radiology markets. The acquisition provides strategic opportunities for growing our neuromodulation product portfolio.

In August 2013, we acquired all the outstanding shares of Endosense for the equivalent of $171 million (160 million Swiss Francs) in net cash consideration. Endosense is based in Geneva, Switzerland and develops, manufactures and markets the TactiCath® irrigated ablation catheter to provide physicians a real-time, objective measure of the force to apply to the heart wall during a catheter ablation procedure. At the time of acquisition, the Endosense force-sensing technology was CE Mark-approved for atrial fibrillation and supra ventricular tachycardia ablation. Under the terms of the acquisition agreement, we were obligated to make an additional cash payment of up to 150 million Swiss Francs, contingent upon both the achievement and timing of FDA approval. In October 2014, we received FDA approval of the TactiCath® irrigated ablation catheter and settled the contingent consideration liability. See Note 11 to the Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data" for additional information on settlement of the contingent consideration liability. The business combination expanded our atrial fibrillation product portfolio and future product pipeline, including the potential to integrate the force-sensing technology to offer a MediGuide™-enabled force-sensing ablation catheter and incorporate force-sensing data into our EnSite Velocity™ Mapping System.

In October 2013, we exercised our exclusive purchase option and acquired all the outstanding shares of Nanostim for $121 million in net cash consideration. We previously held an investment in Nanostim, which provided us an 18% voting equity interest. Nanostim is based in Sunnyvale, California and has the first leadless, miniaturized cardiac pacemaker system, which received CE mark approval in August 2013. The Nanostim™ leadless pacemaker also received FDA conditional approval for its Investigational Device Exemption application and pivotal clinical trial protocol to begin evaluating the technology in the U.S. Under the terms of the acquisition agreement, we are obligated to make additional cash payments of up to $65 million, contingent upon the achievement and timing of certain revenue-based milestones. See Note 11 to the Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data" for additional information. The Nanostim acquisition expanded our cardiac rhythm management product portfolio and provides the potential for future product indications.

In June 2013, we made an equity investment of $40 million in Spinal Modulation, a privately-held company that is focused on the development of an intraspinal neuromodulation therapy that delivers spinal cord stimulation targeting the dorsal root ganglion to manage chronic pain. The investment agreement resulted in a 19% voting equity interest and provided us the exclusive right, but not the obligation, to acquire Spinal Modulation for payments of up to $300 million during the period that extends through the completion of certain regulatory milestones. If we acquire Spinal Modulation, the contingent acquisition agreement also provides for additional consideration payments contingent upon the achievement of certain revenue-based milestones. In connection with the investment and contingent acquisition agreement, we also entered into an exclusive international distribution agreement and obtained significant decision-making rights over Spinal Modulation's operations and economic performance. We also committed to providing additional debt financing to Spinal Modulation of up to $15 million at the time of the initial agreement. Accordingly, effective June 7, 2013, in accordance with ASC Topic 810, we determined that Spinal Modulation was a VIE for which St. Jude Medical was the primary beneficiary. Therefore, as of June 7, 2013, the financial condition and results of operations of Spinal Modulation were included in St. Jude Medical's Consolidated Financial Statements. Additionally, during the fourth quarter of 2014, we increased the available financing to Spinal Modulation to be up to $25 million. As of January 3, 2015, Spinal Modulation has utilized $15 million of the total available financing. The investment and exclusive international distribution agreement provide strategic opportunities for growing our neuromodulation chronic pain portfolio.
Marketing and Distribution
Our products are sold in more than 100 countries throughout the world. No distributor organization or single customer accounted for more than 10% of our 2014, 2013 or 2012 consolidated net sales.
In the United States and Canada, we sell directly to healthcare providers primarily through a direct sales force. In Europe, we have direct sales organizations in 20 different countries, selling throughout Europe, the Middle East and Africa. In Japan, we sell directly to healthcare providers through a direct sales force, and we continue to use longstanding independent distributor relationships. In Asia Pacific, we have direct sales organizations in 10 different countries, selling throughout the Asia Pacific region. In Latin America, we have direct sales organizations in 5 different countries, selling throughout Latin America. Some of our direct sales in Asia Pacific and Latin America also include sales to independent distributors. Throughout the rest of the world, we use a combination of independent distributors and direct sales forces.
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
International Operations
Our net sales and long-lived assets by significant geographic areas are presented in Note 13 of the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."
Our international business is subject to special risks such as: foreign currency exchange controls and fluctuations; the imposition of or increase in import or export duties, surtaxes, tariffs or customs duties; the imposition of import or export quotas or other trade restrictions; foreign tax laws and increased costs associated with overlapping tax structures; longer accounts receivable cycles; and other international regulatory, economic, legal and political problems. Such risks are further described in Item 1A, "Risk Factors." Currency exchange rate fluctuations relative to the U.S. Dollar can affect our reported consolidated results of operations and financial position. See the Market Risk section in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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
Government Regulation
The development, manufacturing and marketing of our products is subject to extensive and rigorous regulation by government agencies, both within and outside the United States, including but not limited to the FDA and the relevant authorities in the member states of the European Union (EU Member States). In the United States, the Federal Food, Drug and Cosmetic Act (FDCA) and FDA regulations govern the composition, labeling, testing, clinical study, manufacturing, packaging, marketing and distribution of medical devices.

Unless exempt, all medical devices must receive FDA clearance or approval before they can be commercially marketed in the United States. Class III devices, such as life-sustaining, life-supporting or implantable devices, require the submission and approval of a pre-market approval (PMA) application demonstrating that the new medical device is safe and effective for its intended use. For certain class I and class II devices that pose less risk, manufacturers must submit a pre-market notification to the FDA. The notification process, which is generally known as 510(k) clearance, requires manufacturers to demonstrate that the medical device is substantially equivalent to a legally marketed medical device. Premarket notification is also required if a manufacturer makes certain modifications to an already marketed 510(k) device. Human clinical data submitted to the FDA in a 510(k) or PMA must be gathered in compliance with the FDA Good Clinical Practice regulations. Our vascular closure devices, mechanical and tissue heart valves, ICDs, pacemakers and certain leads, neurostimulation devices and EP catheter applications require a PMA application or supplement to a PMA. Other leads and lead delivery tools, annuloplasty ring products, other neurostimulation devices and other EP and cardiology products are currently marketed under the less rigorous 510(k) pre-market notification procedure.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. These include, but are not limited to:

•	Establishment registration and product listing requirements;

•
Quality System Regulation (QSR) requires manufacturers, including third-party manufacturers, to follow stringent design, testing, documentation and other quality assurance procedures during product design and throughout the manufacturing process;

•	Labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses and against making false and misleading claims; and

•
Medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur.

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	Fines, injunctions, consent decrees and civil penalties;

•	Recall or seizure of our products;

•	Operating restrictions, partial suspension or total shutdown of production;

•	Refusing our requests for 510(k) clearance or PMA of new products or new intended uses;

•	Refusing to provide documents needed to export products;

•	Withdrawing 510(k) clearance or PMAs that are already granted; and

•	Criminal prosecution.

The FDA also has the authority to require us to repair, replace or refund the cost of any medical device that we have manufactured or distributed.

Our international business is subject to foreign medical device laws. Most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards before a product can be commercially marketed. The applicable laws range from extensive device approval requirements in some countries for all or some of our products, to requests for data or certifications in other countries. In the European Union, all medical devices must be “CE-marked”. The CE-mark represents a declaration by the manufacturer of the product that the product conforms to all relevant European regulatory requirements, including those relating to safety and performance. For devices categorized as medium- or high-risk devices, European legislation requires the use of a notified body to carry out a compliance assessment before manufacturers can place their products on the market. A “notified body” is an independent certification body that uses a series of independent criteria to evaluate a manufacturer’s compliance with the technical requirements of the relevant legislation. Each notified body is appointed and supervised by a national governmental authority in the European Union (a “competent authority”). The regulatory systems of the EU Member States have been harmonized so that a medical device that is CE-marked can be sold anywhere within the European Union. However, any national health authority can raise public health concerns and take appropriate measures to protect public health. Increasingly, notified bodies and competent authorities in EU Member States coordinate supervision and enforcement of medical device regulations. In the European Union, we are also required to maintain certain International Organization for Standardization (ISO) certifications in order to sell products, and we undergo periodic inspections by notified bodies to obtain and maintain these certifications.

In the United States, Medicare payment to providers is based on prospective rates set by the Centers for Medicare and Medicaid Services (CMS). CMS uses separate Prospective Payment Systems for reimbursement to acute inpatient hospitals, hospital outpatient departments, and ambulatory surgery centers (ASCs). Diagnosis-related group (DRG) and Ambulatory Payment Classification (APC) reimbursement schedules dictate the amount that CMS will reimburse hospitals for care of persons covered by Medicare. In response to rising Medicare and Medicaid costs, from time to time Congress and state legislatures consider legislation to restrict funding for these programs and reduce federal payments to hospitals and other providers. For example, federal healthcare reform legislation enacted in 2010 mandated reductions in reimbursement to hospitals and ASCs, including a cut in the annual inflation increase in reimbursement rates. Reduced funding to Medicare and other federal healthcare programs could have an adverse effect on market demand and our domestic pricing flexibility.

More generally, major third-party payors for hospital services in the United States and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed and in the shifting of services from the inpatient to the outpatient setting. From time to time, initiatives to limit the growth of healthcare costs, including price regulation, are implemented in countries in which we do business. Implementation of healthcare reform in the United States and in significant overseas markets may limit the reimbursement for our products.

As a medical device company, St. Jude Medical’s operations and interactions with providers such as hospitals and healthcare professionals are subject to extensive regulation by various federal, state, and local government entities. For example, the federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person or entity that it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment to the government, or has made or used, or caused to be made or used, a false statement or false record material to a false claim. A violation of the False Claims Act could result in fines up to $11,000 (as adjusted for inflation) for each false claim, plus up to three times the amount of damages sustained by the government. A False Claims Act violation may also provide the basis for the imposition of administrative penalties and exclusion from participation in federal healthcare programs. Most states have enacted false claims acts that are similar to the federal False Claims Act.

The federal Anti-Kickback Statute (AKS) prohibits an entity such as St. Jude Medical from knowingly and willfully offering or paying remuneration, directly or indirectly, to induce any other person or entity (such as a hospital, physician, or other purchasers of medical products) to purchase, prescribe, arrange for or recommend products such as ours that are covered by federal healthcare programs. A violation of the AKS constitutes a felony offense punishable by imprisonment and civil and criminal fines. A violation also can result in exclusion from federal healthcare programs. Many states and foreign countries have enacted similar anti-kickback laws, some of which may apply regardless of the patient’s payor source.

As a manufacturer of FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to report annually to CMS certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals. Failure to comply with the Physician Payments Sunshine Act can result in a maximum annual penalty up to $150,000, or $1 million for knowing failures to report.

In addition, federal and state laws have also been enacted to protect the confidentiality of certain patient health information, including patient records, and restrict the unauthorized use and disclosure of such information. In particular, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their implementing regulations (collectively, HIPAA Standards), govern the use and disclosure of protected health information by “covered entities,” which are healthcare providers that submit electronic claims, health plans and healthcare clearinghouses, as well as their "business associates" and their subcontractors. Our employee health benefit plans are considered “covered entities” and, therefore, are subject to the HIPAA Standards.

Additionally, we may function as a “business associate” in our commercial arrangements with healthcare providers using our Merlin.net™ Patient Care Network System or using the CardioMEMS™ product and, in this capacity, may be subject to the HIPAA Standards. Violations of the HIPAA Standards are punishable by civil penalties up to an annual limit of $1.5 million for all identical violations and criminal penalties up to an annual limit of $250,000 and ten years’ imprisonment for certain knowing violations. Failure to comply with any state or foreign laws regarding personal data protection may also result in significant fines or penalties, lawsuits, costs associated with mitigating any privacy or security breach, and/or negative publicity.

In some jurisdictions, there are laws, regulations and guidance that regulate the use of certain animal material in medical devices because of concerns about Transmissible Spongiform Encephalopathy (TSE), such as Bovine Spongiform Encephalopathy, which is sometimes referred to as “mad cow disease”, a disease which has sometimes been transmitted to humans through the consumption of beef. We are not aware of any reported cases of transmission of TSE through medical products. Nonetheless, some medical device regulatory agencies have considered and are considering whether to continue to permit the sale of medical devices that incorporate certain animal material. Some of our products such as Angio-Seal™ use bovine collagen. In addition, some of the tissue heart valves we market incorporate bovine and porcine pericardial material.
Product Liability
The design, manufacture and marketing of our medical devices entail an inherent risk of product liability claims. Our products are often used in intensive care settings with seriously ill patients, and many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. There are a number of factors that could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products which we manufacture or sell, including component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. Product liability claims may be brought by individuals or by groups seeking to represent a class. We are currently the subject of product liability litigation proceedings and other proceedings described in more detail in Note 5 of the Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data."

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
Our facilities could be materially damaged by earthquakes, hurricanes and other natural disasters or catastrophic circumstances. Earthquake insurance is currently difficult to obtain, extremely costly, and restrictive with respect to scope of coverage. We do not currently maintain or intend to maintain earthquake insurance. Consequently, we could incur uninsured losses and liabilities arising from an earthquake near our California, Puerto Rico or Costa Rica facilities as a result of various factors, including the severity and location of the earthquake, the extent of any damage to our facilities, the impact of an earthquake on our workforce and on the infrastructure of the surrounding communities and the extent of damage to our inventory and work in process. These losses could have a material adverse effect on our business for an indeterminate period. Furthermore, our manufacturing facilities in Puerto Rico and Malaysia may suffer damage as a result of hurricanes and could result in lost production and additional expenses to us to the extent any such damage is not fully covered by our hurricane and business interruption insurance.
Employees
As of January 3, 2015, we had approximately 16,000 employees worldwide. Our employees are not represented by any labor organizations, with the exception of a limited number of employees in Europe and Brazil. We have never experienced a work stoppage as a result of labor disputes. We believe that our relationship with our employees is generally good.
Executive Officers of the Registrant
The following is a list of our executive officers as of February 20, 2015. For each position, the date in parentheses indicates the year during which each executive officer began serving in such capacity.

Name	Age	Position
Daniel J. Starks	60	Chairman (2004), President (2001) and Chief Executive Officer (2004)
John C. Heinmiller	60	Executive Vice President (2004)
Michael T. Rousseau	59	Chief Operating Officer (2014)
Lisa M. Andrade	43	Vice President, Chief Marketing Officer (2014)
I. Paul Bae	50	Vice President, Global Human Resources (2015) and Chief Compliance Officer (2012)
Joel D. Becker	47	President, Americas Division (2014)
Mark D. Carlson, M.D.	59	Vice President, Global Clinical Affairs and Chief Medical Officer (2013)
Jeffrey A. Dallager	40	Vice President and Corporate Controller (2014)
Rachel H. Ellingson	45	Vice President, Global Communications (2014)
Eric S. Fain, M.D.	54	Group President (2014)
Jeff A. Fecho	54	Vice President, Global Quality (2012)
Denis M. Gestin	51	President, International Division (2008)
Mark W. Murphy	46	Vice President, Information Technology and Chief Information Officer (2013)
Scott P. Thome	52	Vice President, Global Operations and Supply Chain (2014)
Jason A. Zellers	49	Vice President, General Counsel and Corporate Secretary (2011)
Donald J. Zurbay	47	Vice President, Finance (2006) and Chief Financial Officer (2012)

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

Mr. Heinmiller joined St. Jude Medical in May 1996 as a part of our acquisition of Daig Corporation, where Mr. Heinmiller had served as Vice President of Finance and Administration since 1995. In May 1998, he was named Vice President of Corporate Business Development. In September 1998, he was appointed Vice President, Finance and Chief Financial Officer and in May 2004 was promoted to Executive Vice President. Mr. Heinmiller served as St. Jude Medical’s Chief Financial Officer from September 1998 through August 2012 and continues to serve as Executive Vice President, responsible for the global support and service functions including finance, human resources, information technology, corporate relations, legal, security and business development.

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
Mr. Bae joined St. Jude Medical in January 2003 as Associate General Counsel for the United States Division and served in the legal and human resources capacity for that division until being named Vice President, Corporate Human Resources in September 2006. Mr. Bae was named Senior Vice President, Administration and General Counsel, Americas Division in December 2009. In August 2012, Mr. Bae was promoted to Deputy General Counsel, Labor and Employment and Chief Compliance Officer for St. Jude Medical, and in February 2015, Mr. Bae was named Vice President, Global Human Resources and Chief Compliance Officer for St. Jude Medical.
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
Mr. Dallager joined St. Jude Medical in October 2004 as Manager, Financial Reporting and was named Director, Financial Reporting in August 2005. In December 2006, Mr. Dallager was appointed to Vice President, Finance, Information Technology and Supply Chain for our Cardiovascular Division. In September 2009, Mr. Dallager was

appointed to Senior Vice President, Finance for our U.S. Division and in January 2012, Mr. Dallager was named Senior Vice President, Finance and Supply Chain for our International Division. In January 2014, Mr. Dallager was promoted to Vice President and Corporate Controller.
Ms. Ellingson joined St. Jude Medical in November 2010 through the acquisition of AGA Medical where she served as Vice President, Business Development and Investor Relations. Prior to joining St. Jude Medical, she spent 15 years in investment banking, most recently as a Managing Director with the medical device team at Banc of America Securities (now Bank of America Merrill Lynch). In February 2011, Ms. Ellingson was named Senior Director, Corporate Strategy and Planning. In October 2011, Ms. Ellingson was promoted to Vice President, Corporate Communications and Investor Relations for St. Jude Medical, and in August 2012, she was promoted to Vice President, Corporate Relations. In July 2014, Ms. Ellingson's role was expanded and she was named Vice President, Global Communications where she now oversees internal and external marketing communications, investor relations, U.S. government affairs and corporate giving programs.
Dr. Fain joined St. Jude Medical in 1997 as a part of our acquisition of Ventritex, Inc., where he had served since 1987. In 1998, he was named Senior Vice President, Clinical Engineering and Regulatory Affairs, Cardiac Rhythm Management. In 2002, he was appointed Senior Vice President for Development and Clinical/Regulatory Affairs for Cardiac Rhythm Management and was promoted to Executive Vice President over those functions in 2005. In July 2007, Dr. Fain became President, Cardiac Rhythm Management Division and in August 2012, he became President, Implantable Electronic Systems Division (the former Cardiac Rhythm Management and Neuromodulation divisions). Dr. Fain's responsibilities expanded in January 2014 after being promoted to Group President of St. Jude Medical where he oversees all global research and development activities, including clinical and regulatory affairs.
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
Mr. Zurbay joined St. Jude Medical in 2003 as Director of Corporate Finance. In 2004, Mr. Zurbay was named Corporate Controller, and in January 2006 he was named Vice President, Finance and Corporate Controller. In August 2012, Mr. Zurbay was promoted to Chief Financial Officer.
Availability of SEC Reports
We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practical after they are filed or furnished to the U.S. Securities and Exchange Commission (SEC). Such reports are available on our website (http://www.sjm.com) under Investor Relations – SEC Filings. Information included on our website is not deemed to be incorporated into this Form 10-K. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

Item 1A.	RISK FACTORS
Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or our other SEC filings, could have a material impact on our business, financial condition or results of operations.
We face intense competition and may not be able to keep pace with the rapid technological changes in the medical devices industry.
The medical device market is intensely competitive and is characterized by extensive research and development and rapid technological change. Our customers consider many factors when choosing suppliers, including product reliability, clinical outcomes, product availability, breadth of product portfolio, inventory consignment, price and product services provided by the manufacturer, and market share can shift as a result of technological innovation and other business factors. Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry, and any quality problems with our processes, goods and services could harm our reputation for producing high-quality products and erode our competitive advantage, sales and market share. Our competitors range from small start-up companies to larger companies which have significantly greater resources and broader product offerings than us, and we anticipate that in the coming years, other large companies will enter certain markets in which we currently hold a strong position. Furthermore, our industry has experienced significant consolidation in recent years. Certain of our competitors have been able to expand their portfolio of products and services through this consolidation process, and they are able to offer customers a broader array of products and services than we can, thereby, in some instances, providing them a competitive advantage in the market. In addition, we expect that competition will continue to intensify with the increased use of strategies such as consigned inventory, and we have seen increasing price competition as a result of managed care, consolidation among healthcare providers, increased competition and declining reimbursement rates. Product introductions or enhancements by competitors which have advanced technology, better features or lower pricing may make our products or proposed products obsolete or less competitive. As a result, we will be required to devote continued efforts and financial resources to bring our products under development to market, enhance our existing products and develop new products for the medical marketplace. If we fail to develop new products, enhance existing products or compete effectively, our business, financial condition and results of operations will be adversely affected.

We are subject to stringent domestic and foreign medical device regulation and any adverse regulatory action may materially adversely affect our financial condition and business operations.

We are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. To varying degrees, each of these authorities monitors and enforces our compliance with laws and regulations governing the development, testing, clinical study, manufacturing, labeling, packaging, marketing and distribution of our medical devices. These laws and regulations are subject to change and to evolving interpretations which could increase costs, prevent or delay future device clearance or approvals, or otherwise adversely affect our ability to market currently cleared or approved devices. The process of obtaining marketing approval or clearance from the FDA and comparable foreign bodies for new products, or for enhancements or modifications to existing products, could:

•	take a significant amount of time,

•	require the expenditure of substantial resources,

•	involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance,

•	involve modifications, repairs or replacements of our products, and

•	result in limitations on the indicated uses of our products.

We cannot be certain that new medical devices or new uses for existing medical devices will be cleared or approved by the FDA or foreign regulatory agencies in a timely or cost-effective manner, if cleared or approved at all. In addition, the FDA may require post-market testing and surveillance and may, depending on the results, prevent or limit further marketing of products. The failure to receive approval or clearance for significant new products or modifications to existing products or the receipt of an approval of limited or reduced scope could have a material adverse effect on our financial condition and results of operations.

Both before and after a product is commercially released, we have ongoing responsibilities under the FDCA and FDA regulations, which govern virtually all aspects of a medical device’s design, development, testing, manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. Compliance with applicable statutory and regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA, which may result in observations on Form 483, and in some cases warning letters, that require corrective action. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could:

•	require us to notify health professionals and others that the devices present unreasonable risk of substantial harm to public health;

•	order us to recall, repair, replace or refund the cost of any medical device that we manufactured or distributed;

•	detain, seize or ban adulterated or misbranded medical devices;

•	refuse to provide us with documents necessary to export our products;

•	refuse requests for 510(k) clearance or PMA of new products or new intended uses;

•	withdraw 510(k) clearances or PMAs that are already granted;

•	impose operating restrictions, including requiring a partial or total shutdown of production;

•	enjoin or restrain conduct resulting in violations of applicable law pertaining to medical devices; and/or

•	assess criminal or civil penalties against us or our officers and employees.

Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our financial condition and results of operations.

In addition, the FDCA permits device manufacturers to promote products solely for the uses and indications set forth in the approved product labeling. The U.S. Department of Justice has initiated a number of enforcement actions against manufacturers that promote products for “off-label” uses, alleging, among other things, that “off-label” promotion caused the submission of false and fraudulent claims for reimbursement to federal health care programs in violation of the Federal False Claims Act. Government enforcement action can result in substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs and entry into Corporate Integrity Agreements (CIAs) with governmental agencies entailing significant additional obligations and costs.

Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to even more rigorous regulation by foreign governmental authorities in the future. Changes in clearance, approvals or standards that must be complied with prior to commercial marketing or the enactment of additional laws or regulations may cause delays in or prevent the marketing of a product. Penalties for a company's noncompliance with foreign governmental regulation could be severe, including revocation or suspension of a company's business license and criminal sanctions. Any domestic or foreign governmental medical device law or regulation imposed in the future may have a material adverse effect on our financial condition and business operations.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively PPACA), was enacted into law in 2010. As a U.S.-headquartered company with significant sales in the United States, this healthcare reform law has had, and is expected to continue to have, a material impact on us and on the U.S. healthcare system, more generally. Beginning in 2013, the law levied a 2.3% excise tax on the majority of our U.S. medical device sales, which has materially impacted our cash flows and results of operations. Additionally, the law reduced the annual rate of inflation for Medicare payments to hospitals and called for the establishment of the Independent Payment Advisory Board to recommend strategies for reducing growth in Medicare spending. The law also focused on a number of Medicare provisions aimed at improving quality and decreasing costs, such as value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). It is uncertain at this point what consequences these provisions may have on potentially limiting patient access to new technologies. We cannot predict what future healthcare legislation will be implemented at the federal or state level, nor the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

Cost containment pressures and domestic and foreign legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors or preferences for alternate therapies could decrease the demand for products purchased by our customers, the prices which they are willing to pay for those products and the number of procedures using our devices.

Our products are purchased principally by healthcare providers that typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for their services and the products they provide from government and third-party payors is critical to the success of medical technology companies. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new technology. After we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from governmental and private third-party payors.

Major third-party payors for healthcare provider services in the United States and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to healthcare provider charges for services performed and in the shifting of services from the inpatient to the outpatient setting. Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in several countries in which we do business. Implementation of healthcare reforms in the United States and in significant overseas markets such as Germany, Japan and other countries may limit the price or the level at which reimbursement is provided for our products and adversely affect both our pricing flexibility and the demand for our products.

For example, in 2010, PPACA was enacted into law in the United States and included a number of provisions aimed at improving the quality and decreasing the costs of healthcare. The healthcare reform statutes have already resulted in significant reimbursement cuts in Medicare payments to hospitals and other healthcare providers, although it is uncertain what consequences these provisions may have on new technologies. Additionally, the Budget Control Act of 2011 (BCA) called for the establishment of a Joint Select Committee on Deficit Reduction, tasked with reducing the federal debt level. However, because the Committee did not draft a proposal by the BCA’s deadline, automatic cuts (sequestration) in various federal programs began on March 1, 2013. Under the Bipartisan Budget Act of 2013 and a bill signed by the President on February 15, 2014, sequestration has been extended through fiscal year 2024. Medicare payments to providers are subject to such cuts, although the BCA generally limited the Medicare cuts to two percent. For fiscal year 2024, however, Medicare sequestration amounts will be realigned such that there will be a four percent sequester for the first six months and no sequester for the second six months.

Legislative or administrative reforms to the U.S. or international reimbursement systems that significantly reduce reimbursement for procedures using our medical devices or deny coverage for such procedures, or adverse decisions relating to our products by administrators of such systems on coverage or reimbursement issues, would have an adverse impact on the products purchased by our customers and the prices our customers are willing to pay for them. Healthcare providers may respond to such cost-containment pressures by substituting lower cost products or other therapies for our products. This, in turn, would have an adverse effect on our financial condition and results of operations.

Our failure to comply with requirements and/or restrictions relating to reimbursement and regulation of healthcare goods and services may subject us to penalties and adversely affect our financial condition and results of operations.

As a medical device company, our operations and interactions with healthcare providers such as hospitals and healthcare professionals are subject to extensive regulation by various federal, state and local government entities. Failure to comply with such laws and regulations could result in substantial penalties and adversely affect our financial condition and results of operations. For example, in the United States, federal laws and regulations prohibit the filing of false or improper claims for payment by federal healthcare programs (the federal False Claims Act) and unlawful inducements for the referral of business reimbursable by federal healthcare programs (the federal AKS), require disclosure of payments or other transfers of value made to U.S.-licensed physicians and teaching hospitals (the federal Physician Payments Sunshine Act), and regulate the use and disclosure of protected health information (the federal HIPAA Standards). Additionally, many states have enacted similar laws that may impose more stringent requirements. Foreign governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare goods and services. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties, including, for example, exclusion from participation in federal healthcare programs, including Medicare and Medicaid. Such fines and potential exclusion could adversely affect our financial condition and results of operations.

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
Our intellectual property, other proprietary technology and other sensitive Company data are also potentially vulnerable to loss, damage or misappropriation from information technology system malfunction, computer viruses, unauthorized access or misappropriation or misuse thereof by those with permitted access, as well as other events. While we have taken and will continue to take steps to protect our intellectual property, other proprietary technology and other sensitive Company data from these risks, there can be no assurance our precautionary measures will prevent breakdowns, breaches, cyber-attacks or other events. Such events could have a material adverse effect on our reputation, financial condition or results of operations.

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
We are currently the subject of product liability litigation proceedings and other proceedings described in more detail in Note 5 of the Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data." The outcome of product liability litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate monetary amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The final resolution of these types of litigation matters may take a number of years and we cannot reasonably estimate the time frame in which any potential settlements or judgments would be paid out or the amounts of any such settlements or judgments. In addition, the cost to defend any future product liability claims may be significant. Product liability claims, securities and commercial litigation and other current or future litigation, including any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered under our previously-issued product liability insurance policies and existing litigation reserves, could have a material adverse effect on our results of operations, financial position and cash flows.

Our product liability self-insurance program may not be adequate to cover future losses.
Consistent with the predominant practice in our industry, we do not currently maintain or intend to maintain in the future any insurance policies with respect to product liability. We will continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage in the future. We believe that our self-insurance program, which is based on historical loss trends, will be adequate to cover future losses, although we can provide no assurances that this will remain true as historical trends may not be indicative of future losses. These losses could have a material adverse impact on our results of operations, financial condition and cash flows.

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
The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the medical device industry, as well as among our customers, including healthcare providers. This, in turn, has resulted in greater pricing pressures and limitations on our ability to sell to important market segments, as group purchasing organizations, independent delivery networks and large single accounts, such as the Veterans Administration in the United States, continue to consolidate purchasing decisions for some of our healthcare provider customers. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances that may exert further downward pressure on our product prices and adversely impact our business, financial condition and results of operations.
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

Since 2011, we have made changes to our organizational structure to better position us for the evolving competitive, regulatory and economic environments in which we operate. These changes have included, among others, combining our several operating divisions into a single division, resulting in an integrated research and development organization and a consolidation of manufacturing and supply chain operations worldwide; centralization of certain support functions, including information technology, human resources, legal, business development and certain marketing functions; streamlining distribution methods; rationalizing plant utilization levels; and consolidating vendor relationships. These restructuring initiatives and continuous improvement efforts have been conducted in a phased approach and will continue over the coming years.

While these changes are part of a comprehensive plan to, among other things, accelerate our growth, leverage economies of scale, streamline distribution methods, drive process improvements through global synergies, balance plant utilization levels, centralize certain vendor relationships and reduce overall costs, we may not realize the expected benefits of our restructuring initiatives and continuous improvement efforts. In addition, these actions and potential future restructuring actions could yield unintended consequences, such as distraction of management and employees, business disruption, reduced employee morale and productivity and unexpected additional employee attrition, including the inability to attract or retain key personnel. These consequences could negatively affect our business, financial condition and results of operations. We cannot guarantee that these restructuring measures, or other restructuring actions and expense reduction measures we take in the future, will result in the expected cost savings and additional operating efficiency we hope to achieve.

The success of many of our products depends upon strong relationships with physicians and other healthcare professionals.

If we fail to maintain our working relationships with physicians and other healthcare professionals, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products. The research, development, marketing and sales of many of our new and improved products is dependent upon our maintaining working relationships with physicians as well as other healthcare professionals, including hospital purchasing agents, who are becoming increasingly instrumental in making purchasing decisions for our products. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and the marketing and sale of our products. Physicians also assist us as researchers, consultants, advisory board members, inventors and as public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing and sales of our products could suffer, which could have a material adverse effect on our financial condition and results of operations. Our relationships with physicians and other healthcare professionals and other providers that use our products are regulated under the U.S. federal AKS and similar state and foreign laws. Failure to comply with the federal AKS or similar state or foreign law could result in criminal or civil penalties, exclusion from federal healthcare programs, or the imposition of corporate integrity agreements that result in significant administrative obligations and costs.

In addition, in February 2013, CMS finalized regulations to implement the Physician Payments Sunshine Act, enacted as part of the U.S. healthcare reform legislation in 2010. This rule requires us to report annually to CMS certain payments and other transfers of value we make to U.S.-licensed physicians and teaching hospitals. These annual reports are publicly available, which could impact the number of physicians and other healthcare providers who are willing to work with us on the research and development of our products. In addition, several states have implemented, and a number of foreign regulatory bodies are in the process of developing, similar transparency and disclosure laws applicable to medical device manufacturers, some of which require reporting of transfers of value made not only to physicians, but to a wider variety of healthcare professionals and institutions as well.

Instability in international markets or foreign currency fluctuations could adversely affect our results of operations.
We generate a significant amount of revenue from outside the United States with approximately 53% of our revenue in 2014 coming from our international markets. Our products are currently marketed in more than 100 countries around the world, with our largest geographic markets outside of the United States being Europe, Japan and Asia Pacific. As a result, we face currency and other risks associated with our international sales. We are exposed to foreign currency exchange rate fluctuations due to transactions denominated primarily in Euros, Japanese Yen, Canadian Dollars, Australian Dollars, Brazilian Reals, British Pounds, Malaysian Ringgit and Costa Rican Colon which may potentially reduce the U.S. Dollars we receive for sales denominated in any of these foreign currencies and/or increase the U.S. Dollars we report as expenses in these currencies, thereby affecting our reported consolidated revenues, profit margins and results of operations. Fluctuations between the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of currency exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the volatility of currency exchange rates. While we have initiated a hedging strategy in 2015 in an effort to mitigate the effects of currency exchange rate volatility, there can be no assurance that such hedging strategy will be effective.
In addition to foreign currency exchange rate fluctuations, there are a number of additional risks associated with our international operations, including those related to:

•	the imposition of or increase in import or export duties, surtaxes, tariffs or customs duties;

•	the imposition of import or export quotas or other trade restrictions;

•	foreign tax laws and potential increased costs associated with overlapping tax structures;

•	compliance with various U.S. and foreign laws, including the Foreign Corrupt Practices Act, the UK Anti-Bribery Act and import/export laws;

•	longer accounts receivable cycles in certain foreign countries, whether due to cultural, economic or other factors;

•	changes in medical reimbursement programs and regulatory requirements in international markets in which we operate; and

•
economic and political instability in international markets, including concerns over excessive levels of sovereign debt and budget deficits in countries where we market our products that could result in an inability to pay or timely pay outstanding payables.

Economic conditions could adversely affect our results of operations.

In recent years, the global economic downturn and credit and sovereign debt issues have caused disruptions in financial markets and deterioration in economic conditions in the United States, Europe and throughout the world. Continued global economic uncertainty and other factors beyond our control may adversely affect our ability to borrow money in the credit markets and to obtain financing for acquisitions or other general corporate and commercial purposes.

Instability in the global economy and financial markets can also affect our business through its effects on general levels of economic activity, employment and customer behavior. The rate of recovery from the recent recession in the United States and other markets has been slower than historical economic recovery periods. Central Banks around the world may move to tighten monetary conditions in an attempt to control inflation. Reductions in federal spending in the United States over the next decade (e.g. sequestration) could result in cuts to, and restructuring of, entitlement programs such as Medicare and aid to states for Medicaid programs. Our hospital customers rely heavily on Medicare and Medicaid programs to fund their operations. Any cuts to these programs could negatively affect the business of our customers and our business. As a result of poor economic conditions, our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability or decision to purchase our products or to pay for products they purchase on a timely basis, if at all. While the economic environment has begun to show signs of improvement, the strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our net sales, average selling prices, profit margins, procedural volumes and reimbursement rates from third party payors. In addition, adverse economic conditions may affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products.

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
We are subject to extensive and stringent regulation by the FDA and numerous other federal, state and foreign governmental authorities, who have been increasing their scrutiny of the medical device industry. We have received subpoenas and other requests for information from governmental agencies, including the Civil Division of the Department of Justice and the Office of Inspector General for the Department of Health and Human Services. These investigations have related primarily to financial arrangements with healthcare providers and product promotional practices. Similar requests were made of our major competitors. We are cooperating fully with these investigations and are responding to the government agencies’ requests. However, we cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on us.
An adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties and/or administrative remedies, including exclusion from federal healthcare programs. In addition, resolution of any of these matters could involve the imposition of additional and costly compliance obligations. Finally, if these investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant administrative burdens on us. These potential consequences, as well as any adverse outcome from these investigations or other investigations initiated by the government at any time, could have a material adverse effect on our financial condition and results of operations.
Further, governmental investigations involving our customers, such as the DOJ investigation of hospitals related to ICD utilization, may have a negative impact on the size of the cardiac rhythm management market. Our U.S. ICD net sales represented approximately 19% of our worldwide consolidated net sales in both 2014 and 2013, and any further changes in this market could have a material adverse effect on our financial condition and results of operations.
Regulatory actions arising from the concern over Bovine Spongiform Encephalopathy may limit our ability to market products containing bovine material.
Our Angio-Seal™ vascular closure device, as well as our vascular graft products, contain bovine collagen. In addition, some of the tissue heart valves we market, such as our Biocor®, Epic™, Trifecta™ and Portico™ tissue heart valves, incorporate bovine pericardial material. In some jurisdictions, there are laws, regulations and guidance that regulate the use of certain animal material in medical devices because of concerns about Transmissible Spongiform Encephalopathy (TSE), such as Bovine Spongiform Encephalopathy, which is sometimes referred to as “mad cow disease,” a disease which has sometimes been transmitted to humans through the consumption of beef. Some medical device regulatory agencies have considered and are considering whether to continue to permit the sale of medical devices that incorporate certain animal material. While we are not aware of any reported cases of transmission of TSE through medical products and are cooperating with regulatory agencies considering these issues, the suspension or revocation of authority to manufacture, market or distribute products containing bovine material, or the imposition of a regulatory requirement that we procure material for these products from alternate sources, could result in lost market opportunities, harm the continued commercialization and distribution of such products and impose additional costs on us. Any of these consequences could in turn have a material adverse effect on our financial condition and results of operations.

We are not insured against all potential losses. Natural disasters or other catastrophes could adversely affect our business, financial condition and results of operations.
The occurrence of one or more natural disasters, such as hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes and tsunamis, severe changes in climate and geo-political events, such as acts of war, civil unrest or terrorist attacks, or the occurrence of epidemic diseases in a country in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. For example, we have significant facilities located in Sylmar and Sunnyvale, California, Puerto Rico and Costa Rica. Earthquake insurance is currently difficult to obtain, extremely costly and restrictive with respect to scope of coverage. We do not currently maintain or intend to maintain earthquake insurance. Consequently, we could incur uninsured losses and liabilities arising from an earthquake near our California, Puerto Rico or Costa Rica facilities as a result of various factors, including the severity and location of the earthquake, the extent of any damage to our facilities, the impact of an earthquake on our workforce and on the infrastructure of the surrounding communities and the extent of damage to our inventory and work in process. These losses could have a material adverse effect on our business for an indeterminate period. Furthermore, our manufacturing facilities in Puerto Rico or Malaysia may suffer damage as a result of hurricanes and could result in lost production and additional expenses to us to the extent any such damage is not fully covered by our hurricane and business interruption insurance. Even with insurance coverage, natural disasters or other catastrophic events, including acts of war or terrorism, could cause us to suffer substantial losses in our operational capacity and could also lead to a loss of opportunity and to a potential adverse impact on our relationships with our existing customers resulting from our inability to produce products for them, for which we would not be compensated by existing insurance. This in turn could have a material adverse effect on our financial condition and results of operations.
Further, when natural disasters result in wide-spread destruction, or certain regions experience acts of war or terrorism, the adverse impact on the operations of our customers in those affected locations could result in a material adverse effect on our results of operations in that region or on the consolidated operations of our business.
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

We are increasingly dependent on sophisticated information technology and, if we fail to properly maintain the integrity of our data systems or if our products do not operate as intended, our business could be materially affected.
We are increasingly dependent on sophisticated information technology for our products and infrastructure. We have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities, including the conversion to a new enterprise resource planning system. Our information and manufacturing systems, as well as our products that incorporate information technology, require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and products and develop new systems and products to keep pace with continuing changes in information processing technology, mobile device technology, evolving systems and regulatory standards and the need to protect patient and customer information. In addition, third parties may attempt to hack into our systems or products in order to, among other things, compromise the integrity of those systems or products. If we fail to maintain or protect the integrity of our information and manufacturing systems and our products that incorporate information technology, we could lose existing customers, have difficulty attracting new customers, have difficulty manufacturing product, have problems with product functionality that could pose a risk to patients, have difficulty preventing, detecting and controlling fraud, become subject to product recalls, regulatory sanctions or penalties, experience increases in operating expenses, incur expenses or lose revenues as a result of a breach or suffer other adverse consequences. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding the information capabilities of our systems and products, protecting and enhancing the integrity of our systems and products and developing new systems and products to keep pace with continuing changes in information processing technology will be successful or that additional systems or product issues will not arise in the future. Any significant breakdown, intrusion, interruption, corruption or destruction of our systems or products could have a material adverse effect on our business.

If our efforts to maintain the privacy and security of our customer, patient, third-party payor, employee, supplier or Company information are not successful, we could incur substantial additional costs and become subject to litigation, enforcement actions and reputational damage.

Our business, like that of most medical device manufacturers, involves the receipt, storage and transmission of patient information and payment and reimbursement information, as well as confidential information about third-party payors, our employees, our suppliers and our Company. Our information systems are vulnerable to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deceiving our employees or third-party service providers. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that our efforts will be adequate to safeguard against all data security breaches, misuse of data or sabotage of our systems. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, third-party payor, employee, supplier or Company data, could result in additional significant costs, lost sales, fines, lawsuits and damage to our reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition and results of operations.

We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our results of operations and financial condition. Our operations in Puerto Rico, Costa Rica and Malaysia presently benefit from various tax incentive grants. Unless these grants are extended, they will expire between 2018 and 2026. Our historical practice has been to renew, extend or obtain new tax incentive grants upon expiration of existing tax incentive grants. If we are unable to renew, extend, or obtain new tax incentive grants, the expiration of existing tax incentive grants could have a material impact on our financial results in future periods. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as past or current proposals by the Obama administration, if enacted, could have a significant adverse impact on our future results of operations. In addition, the enactment of the PPACA levied a 2.3% excise tax on the majority of our U.S. medical device sales.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
We own our principal executive offices, which are located in St. Paul, Minnesota. Our manufacturing facilities currently operating are located in California, Minnesota, Arizona, South Carolina, Texas, New Jersey, Oregon, Massachusetts, Georgia, Brazil, Puerto Rico, Costa Rica, Sweden and Malaysia. We own approximately 75% (800,000 square feet) of our total manufacturing space. We also maintain over 100 sales and administrative offices world-wide. With the exception of 17 locations, all of our sales and administrative offices are leased. We believe that all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations. Additionally, we believe that we have sufficient space for our current operations and for foreseeable expansion in the next few years.

Item 3.	LEGAL PROCEEDINGS
We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. We record a liability in our Consolidated Financial Statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated. Our significant legal proceedings are discussed in Note 5 of the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." While it is not possible to predict the outcome for most of the legal proceedings discussed in Note 5, the costs associated with such proceedings could have a material adverse effect on our consolidated results of operations, financial position and cash flows of a future period.

Item 4.	MINE SAFETY DISCLOSURES
No matters require disclosure.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were no sales of unregistered securities during the 2014 fiscal year. As of February 20, 2015, St. Jude Medical, Inc. had 1,826 shareholders of record. St. Jude Medical, Inc.'s stock is listed on the New York Stock Exchange, Inc. (NYSE) as "STJ."

Cash dividends totaled $0.27 per share for each quarter in fiscal year 2014 and $0.25 per share for each quarter in fiscal year 2013. The following prices are the high and low market sales quotations per share of the Company’s common stock for the quarters indicated:

	Fiscal Year
	2014		2013
Quarter	High	Low	High	Low
First	$68.79	$59.16	$43.23	$35.32
Second	$70.59	$59.85	$47.45	$39.79
Third	$71.90	$61.00	$54.36	$45.38
Fourth	$70.24	$54.80	$63.15	$51.79

Stock Performance Graph
The following graph compares the cumulative total shareholder returns for St. Jude Medical common stock for the last five fiscal years with the Standard & Poor’s 500 Health Care Equipment Index and the Standard & Poor’s 500 Index weighted by market value at each measurement point. The comparison assumes that $100 was invested on December 31, 2009, in St. Jude Medical common stock and in each of these Standard & Poor’s indexes and assumes the reinvestment of any dividends.

Item 6.	SELECTED FINANCIAL DATA

Five-Year Summary Financial Data
(in millions, except per share amounts)

	2014		2013		2012		2011	2010
Summary of Operations for the Fiscal Year:
Net sales	$5,622		$5,501		$5,503		$5,612	$5,164
Gross profit	3,969		3,927		3,965		4,079	3,754
Percent of net sales	70.6%		71.4%		72.1%		72.7%	72.7%
Net earnings attributable to St. Jude Medical, Inc.	$1,002		$723		$752		$826	$907
Percent of net sales	17.8%		13.1%		13.7%		14.7%	17.6%
Diluted net earnings per share attributable to St. Jude Medical, Inc.	$3.46	(a)	$2.49	(b)	$2.39	(c)	$2.52	$2.75
Cash dividends declared per share (d)	$1.08		$1.00		$0.92		$0.84	$—
Financial Position at Year End:
Cash and cash equivalents	$1,442		$1,373		$1,194		$986	$500
Total assets	10,207		10,248		9,271		9,118	8,566
Total debt (e)	$3,866		$3,580		$3,080		$2,796	$2,512

Fiscal year 2014 consisted of 53 weeks. All other fiscal years noted above consisted of 52 weeks.

(a)
2014 diluted net earnings per share attributable to St. Jude Medical, Inc. included after-tax charges of $150 million, or $0.52 per diluted net earnings per share attributable to St. Jude Medical, Inc., related to restructuring activities associated with our 2012 Business Realignment Plan and Manufacturing and Supply Chain Optimization Plan, acquisition-related charges, intangible asset impairment charges, product field action and litigation charges, and legal settlement expenses, partially offset by a favorable legal settlement and an income tax benefit for discrete income tax adjustments. See the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for further detail.

(b)
2013 diluted net earnings per share attributable to St. Jude Medical, Inc. included after-tax charges of $371 million, or $1.27 per diluted net earnings per share attributable to St. Jude Medical, Inc., related to restructuring activities associated with our 2012 Business Realignment Plan and 2011 Restructuring Plan, debt retirement costs primarily associated with make-whole redemption payments and the write-off of unamortized debt issuance costs, acquisition-related charges, intangible asset impairment charges, product field action and litigation charges, and a legal settlement charge, partially offset by an income tax benefit from the enactment of a tax law and the settlement of domestic tax audits. See the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for further detail.

(c)
2012 diluted net earnings per share attributable to St. Jude Medical, Inc. included after-tax charges of $321 million, or $1.02 per diluted net earnings per share attributable to St. Jude Medical, Inc., related to restructuring activities associated with our 2012 Business Realignment Plan and 2011 Restructuring Plan, product field action and litigation charges, a legal settlement charge, intangible asset impairment charges, inventory write-offs and an additional income tax charge related to a settlement reserve for certain prior year tax positions. See the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for further detail.

(d)	Beginning in fiscal year 2011, the Company began declaring and paying cash dividends. The Company did not declare or pay any cash dividends during 2010.

(e)	Total debt consists of current debt obligations and long-term debt.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Our business is focused on the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas, and interventional pain therapy and neurostimulation devices for the management of chronic pain and movement disorders. On January 28, 2014, we announced organizational changes to combine our Implantable Electronic Systems Division and Cardiovascular and Ablation Technologies Division, resulting in an integrated research and development (R&D) organization and a consolidation of manufacturing and supply chain operations worldwide. The integration was conducted in a phased approach during 2014. Our continuing global realignment efforts are focused on streamlining our organization to improve productivity, reduce costs and leverage our scale to drive additional growth. During 2014, we changed our internal reporting structure such that we now operate as a single operating segment and derive our revenues from six principal product categories.
Our six principal product categories are as follows: tachycardia implantable cardioverter defibrillator (ICD) systems, bradycardia pacemaker (pacemaker) systems, atrial fibrillation (AF) products (electrophysiology (EP) introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems), vascular products (vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs, heart failure monitoring device and other vascular accessories), structural heart products (heart valve replacement and repair products and structural heart defect devices) and neuromodulation products (spinal cord stimulation and radiofrequency ablation to treat chronic pain and deep brain stimulation to treat movement disorders). We market and sell our products world-wide primarily through a direct sales force.
Our industry has undergone significant consolidation in the last decade and is highly competitive. Our strategy requires significant investment in research and development (R&D) in order to introduce new products. We are focused on improving our operating margins through a variety of techniques, including the production of high quality products, the development of leading edge technology, the enhancement of our existing products and continuous improvement of our manufacturing processes. We expect competitive pressures in the industry, global economic conditions, cost containment pressure on healthcare systems and the implementation of U.S. healthcare reform legislation to continue to place downward pressure on prices for our products, impact reimbursement for our products and potentially reduce medical procedure volumes.
In 2010, significant U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively PPACA), was enacted into law. As a U.S.-headquartered company with significant sales in the United States, this healthcare reform law has had, and is expected to continue to have, a material impact on us and on the U.S. healthcare system, more generally. Beginning in 2013, the law levies an annual 2.3% excise tax on the majority of our U.S. medical device sales. Additionally, the law reduced the annual rate of inflation for Medicare payments to hospitals and called for the establishment of the Independent Payment Advisory Board to recommend strategies for reducing growth in Medicare spending. The law also focused on a number of Medicare provisions aimed at improving quality and decreasing costs, such as value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). It is uncertain at this point what consequences these provisions may have on potentially limiting patient access to new technologies. We cannot predict what future healthcare legislation will be implemented at the federal or state level, nor the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

In May 2014, we exercised our exclusive fixed purchase option to acquire the remaining 81% ownership interest in CardioMEMS, Inc. (CardioMEMS). CardioMEMS is focused on the development of a wireless monitoring technology that can be placed directly into the pulmonary artery to assess cardiac performance via measurement of pulmonary artery pressure. In August 2014, we acquired all the outstanding shares of NT Holding Company (NeuroTherm). NeuroTherm is involved in the business of marketing, designing, manufacturing and distributing radio frequency ablation medical devices and the related consumable items for pain management and interventional radiology markets world-wide. In August 2013, we acquired Endosense S.A. (Endosense). Endosense manufactures and markets the TactiCath® irrigated ablation catheter to provide physicians a real-time, objective measure of the force to apply to the heart wall during a catheter ablation procedure. This force-sensing technology had CE Mark approval for AF and supra ventricular tachycardia ablation prior to our acquisition, and received U.S. Food and Drug Administration (FDA) approval in October 2014. In October 2013, we acquired Nanostim, Inc. (Nanostim). Nanostim has developed the first leadless, miniaturized cardiac pacemaker system, which received CE Mark approval in August 2013.
We utilize a 52/53-week fiscal year ending on the Saturday nearest December 31st. Fiscal year 2014 consisted of 53 weeks and ended on January 3, 2015, with the additional week reflected in our fourth quarter 2014 results. Fiscal years 2013 and 2012 consisted of 52 weeks and ended on December 28, 2013 and December 29, 2012, respectively.
Net sales of $5,622 million in 2014 increased 2% compared to 2013. Foreign currency translation unfavorably decreased our 2014 net sales by $74 million, or 1%, compared to 2013. The increase in our 2014 net sales was primarily driven by our AF Products, which benefited from increased EP catheter ablation procedures and increased sales volumes associated with our intracardiac echocardiography imaging product offerings. During 2014, we also benefited from incremental net sales associated with our NeuroTherm acquisition and our FDA approval of the CardioMEMS™ (Heart Failure) HF System. Additionally, compared to 2013, we have continued to experience incremental net sales benefits from our 2013 acquisitions of Endosense and Nanostim, and sales volume increases associated with Spinal Modulation, Inc.'s (Spinal Modulation) Axium™ Neurostimulator System, a targeted therapy for chronic pain, for which we are the exclusive distributor. Our increased sales volumes associated with our Fractional Flow Reserve (FFR) technology products and OCT imaging products, Trifecta™ pericardial stented tissue valve, transcatheter aortic heart valves and AMPLATZER™ occluder products have also continued to benefit 2014 net sales compared to 2013. Partially offsetting these net sales increases, we have experienced a 2014 net sales decline in our other neuromodulation chronic pain products, our third party vascular products we distribute in Japan and our mechanical heart valves, due to a market preference for tissue valves, compared to 2013. Refer to the Results of Operations section for a more detailed discussion of our net sales.

Net sales of $5,501 million in 2013 were flat compared to 2012. Foreign currency translation unfavorably impacted our 2013 net sales by $101 million, or 2%, partially offset by net sales benefits primarily in our AF Products due to the increase in EP catheter ablation procedures, further market penetration of our EnSite® Velocity System and related connectivity tools as well as our intracardiac echocardiography imaging product offerings. Additionally, although the ICD market contracted during 2013, we began to benefit from our 2013 product launches including our next-generation Ellipse™ and Assura™ devices (FDA approved in June 2013 and CE Mark-approved in May 2013), our Accent MRI™ Pacemaker and the Tendril MRI™ lead (Japan regulatory approved in June 2013) and our Allure Quadra™ Cardiac Resynchronization Therapy Pacemaker (CRT-P) (CE Mark-approved in April 2013). We also experienced incremental net sales from our exclusive distribution of the Spinal Modulation Axium™ Neurostimulator System and we experienced net sales increases from our FFR technology products and OCT imaging products, Trifecta™ pericardial stented tissue valve and our AMPLATZER™ occluder products compared to net sales in 2012. Refer to the Results of Operations section for a more detailed discussion of our net sales.

Net earnings attributable to St. Jude Medical, Inc. in 2014 of $1,002 million and diluted net earnings per share attributable to St. Jude Medical, Inc. of $3.46 both increased 39% compared to 2013 net earnings attributable to St. Jude Medical, Inc. of $723 million and diluted net earnings per share attributable to St. Jude Medical, Inc. of $2.49. Our 2014 net earnings attributable to St. Jude Medical, Inc. and diluted net earnings per share attributable to St. Jude Medical, Inc. were negatively impacted by after-tax charges of $198 million, or $0.69 per diluted share attributable to St. Jude Medical, Inc., due to charges related to our restructuring activities, acquisition-related charges, intangible asset impairment charges, product field action and litigation charges and legal settlement expenses, partially offset by a legal settlement gain related to a favorable judgment and resolution in a patent infringement case. These charges were also partially offset by an income tax benefit of $48 million, or $0.17 per diluted share attributable to St. Jude Medical, Inc., related to discrete income tax adjustments. In 2013, our net earnings attributable to St. Jude Medical, Inc. were impacted by after-tax charges of $392 million, or $1.34 per diluted share attributable to St. Jude Medical, Inc., related to our ongoing restructuring activities, debt retirement costs, intangible asset impairment charges, product field action and litigation charges, a legal settlement charge and acquisition-related charges. These charges were partially offset by a $21 million, or $0.07 per diluted share attributable to St. Jude Medical, Inc., income tax benefit related to the 2012 federal R&D tax credit extended in the first quarter of 2013, retroactive to the beginning of our 2012 tax year. Refer to the Results of Operations section for a more detailed discussion of these charges. In addition to the impact of these after-tax charges, 2014 diluted net earnings per share attributable to St. Jude Medical, Inc. also increased compared to 2013 as a result of share repurchases in 2014 resulting in lower outstanding shares compared to 2013.

Net earnings attributable to St. Jude Medical, Inc. in 2013 of $723 million decreased 4% and diluted net earnings per share attributable to St. Jude Medical, Inc. of $2.49 increased 4% compared to 2012 net earnings attributable to St. Jude Medical, Inc. of $752 million and diluted net earnings per share attributable to St. Jude Medical, Inc. of $2.39, respectively. Our 2013 net earnings attributable to St. Jude Medical, Inc. and diluted net earnings per share attributable to St. Jude Medical, Inc. were negatively impacted by after-tax charges of $392 million, or $1.34 per diluted share attributable to St. Jude Medical, Inc., related to our restructuring activities, debt retirement costs, intangible asset impairment charges, product field action and litigation charges, a legal settlement charge and acquisition-related charges. These charges were partially offset by a $21 million, or $0.07 per diluted share attributable to St. Jude Medical, Inc., income tax benefit related to the 2012 federal R&D tax credit extended in the first quarter of 2013, retroactive to the beginning of our 2012 tax year. In 2012, our net earnings attributable to St. Jude Medical, Inc. were impacted by after-tax charges of $275 million, or $0.87 per diluted share attributable to St. Jude Medical, Inc., related to our restructuring activities, product field action and litigation charges, a legal settlement charge, intangible asset impairment charges and inventory write-offs. Additionally, we recognized $46 million, or $0.15 per diluted share attributable to St. Jude Medical, Inc., of additional income tax expense related to a settlement reserve for certain prior year tax positions. Refer to the Results of Operations section for a more detailed discussion of these charges. The impact of these after-tax charges to our 2013 diluted net earnings per share attributable to St. Jude Medical, Inc. was partially offset by additional share repurchases in 2013 resulting in lower outstanding shares compared to 2012.
We generated $1,304 million of operating cash flows during 2014, compared to $961 million of operating cash flows during 2013 and $1,335 million of operating cash flows during 2012. Refer to the Liquidity section for a more detailed discussion. We ended the year with $1,442 million of cash and cash equivalents and $3,866 million of total debt. We also repurchased 6.7 million shares of our common stock for $434 million at an average repurchase price of $65.00 per share and our Board of Directors authorized 2014 quarterly cash dividends of $0.27 per share, representing an 8% per share increase over the 2013 quarterly cash dividends. During 2013, we repurchased 18.3 million shares of our common stock for $808 million at an average repurchase price of $43.97 per share.

NEW ACCOUNTING PRONOUNCEMENTS
Certain new accounting standards may become effective for us in fiscal year 2015 and future periods upon finalization. Information regarding new accounting pronouncements that impacted 2014 or our historical Consolidated Financial Statements and related disclosures is included in Note 1 to the Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP) requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data."
On an ongoing basis, we evaluate our estimates and assumptions, including those related to our accounts receivable allowance for doubtful accounts; inventory reserves; acquisition-related measurements; income taxes; and legal proceedings. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities and expenses. Actual results may differ from these estimates. Senior management has discussed the development, selection and disclosure of its critical accounting policies and estimates with the Audit Committee and the Board of Directors. We believe that the following represent our most critical accounting estimates because (1) they are most important to the portrayal of our financial conditions and results and (2) they require our most difficult, subjective or complex judgments:
Accounts Receivable Allowance for Doubtful Accounts
We grant credit to customers in the normal course of business, and generally do not require collateral or any other security to support our accounts receivable. We maintain an allowance for doubtful accounts for potential credit losses, which primarily consists of reserves for specific customer balances that we believe may not be collectible. We determine the adequacy of this allowance by regularly reviewing the age of accounts receivable, customer financial conditions and credit histories, and current economic conditions. In some developed markets and in many emerging markets, payment of certain accounts receivable balances are made by the individual countries' healthcare systems for which payment is dependent, to some extent, upon the political and economic environment within those countries. For example, we recognized a $9 million accounts receivable allowance charge during 2013 in connection with a distributor termination in Europe. No significant accounts receivable allowance charges were recognized during fiscal year 2014 or 2012. We also reserve for probable and reasonably estimable losses from uncollectible receivables based on historical experience and other factors since specific customer receivable balances may be uncollectible and not identifiable. As of January 3, 2015 and December 28, 2013, the allowance for doubtful accounts was $53 million and $45 million, respectively. Although we consider our allowance for doubtful accounts to be adequate, if the financial condition of our customers or the individual countries' healthcare systems were to deteriorate and impair their ability to make payments to us, additional allowances may be required in future periods.
Inventory Reserves

We value inventory at the lower of cost or market, with cost determined using the first-in, first-out method and market determined by current replacement cost. In calculating current replacement cost, we estimate expected selling prices in the ordinary course of business, reasonably predictable costs of completion and disposal, and appropriately normal profit margins. We maintain reserves for excess and obsolete inventory based on forecasted product sales, new product introductions by us or our competitors, product expirations and historical experience. The inventory reserves we recognize are based on our estimates of how these factors are expected to impact the amount and value of inventory we expect to sell. The markets in which we operate are highly competitive and characterized by rapid product development and technological change putting our products at risk of losing market share and/or becoming obsolete. We monitor our inventory reserves on an ongoing basis, and although we consider our inventory reserves to be adequate, we may be required to recognize additional inventory reserves if future demand or market conditions are less favorable than we have estimated.

Acquisition-related Measurements
We make significant estimates in performing the initial measurements required by the acquisition method of accounting. Certain related items, such as intangible assets, contingent consideration and goodwill are subsequently measured as described below. The inputs and assumptions for the various estimates are often interrelated. As a result, a change to an assumption for a single acquired technology, for example, may affect several of the measurements and may simultaneously have favorable and unfavorable impacts on our Consolidated Statements of Earnings.
Business Combinations: We applied the acquisition method of accounting to one transaction in 2014 and four transactions in 2013. We did not apply the acquisition method of accounting to any transactions in 2012. When we apply the acquisition method of accounting, the total purchase consideration is allocated to identifiable assets acquired, liabilities assumed and noncontrolling interests (“net assets”). Any residual purchase consideration is recorded as goodwill. Identifying net assets requires significant judgment, especially with respect to intangible assets, including in-process research and development (IPR&D) activities, of the acquired entity. Specific acquired IPR&D projects that are to be used in our R&D activities are separately identified as one or more units of account (generally based on jurisdiction) in purchase accounting when the projects have substance and are incomplete at the business combination date.
Determining the total purchase consideration utilizes significant estimates when we previously hold an equity interest in the acquired entity and/or when the terms of the agreements contain contingent consideration payments. The allocation of the purchase price among the net assets utilizes significant estimates in determining the fair values of the respective net assets, especially with respect to intangible assets (including IPR&D assets). We typically engage independent third-party appraisal firms to assist in the estimation process. Examples of the significant estimates and assumptions inherent in the initial measurements include, but are not limited to:

•
timing and amount of revenue and future cash flows, which often depend on estimates of relevant market sizes, expected market growth rates, trends in technology (including the impacts of anticipated product introductions by competitors, legal agreements and patent litigation), the expected useful lives of acquired technologies and the expected introduction date of IPR&D projects;

•
expected costs to develop the IPR&D projects into commercially viable products, which include the stage of completion, the complexity of the work to complete and the contribution of core technologies and other acquired assets;

•	the discount rate reflecting the risk inherent in future cash flows; and

•	perpetual growth rate used to calculate the terminal value, where applicable.

While we use our best estimates and assumptions to accurately value the net assets at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the net assets with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of the net assets, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Earnings.
Intangible Assets: We make estimates and assumptions in accounting for intangible assets subsequent to acquisition for which results will emerge over long periods of time. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant.
The carrying values of our definite-lived intangible assets were $708 million and $614 million at January 3, 2015 and December 28, 2013, respectively, and consisted primarily of purchased technology and patents. We establish the estimated useful lives of these intangible assets at the acquisition date by considering our expected uses of the assets, provisions that may limit the useful lives, the effects of obsolescence and other factors. If reliably determinable, we amortize these assets in a pattern reflecting consumption of their economic benefits; otherwise we utilize the straight-line amortization method. We test these assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Examples of indicators we monitor include, but are not limited to, significant adverse changes in the manner in which the asset is being used, legal factors, business climate (including impacts of competing technologies) and forecasted cash flows. If we determine that the carrying amounts for the assets are not recoverable, we impair the carrying amounts to the assets’ fair values using the income approach and updated estimates and assumptions. During 2013 and 2012 we recognized impairment charges of $13 million and $33 million, respectively. There were no impairments of definite-lived intangible assets in 2014.
The carrying values of our indefinite-lived intangible assets were $143 million and $297 million at January 3, 2015 and December 28, 2013, respectively, and consisted primarily of IPR&D projects. We test these assets for impairment annually or more frequently if events or changes in circumstances (including completion or abandonment of the IPR&D projects) indicate that the fair value of the asset is more likely than not below its carrying amount. In evaluating whether a quantitative test is necessary, we consider the totality of all relevant events or circumstances that could affect the significant inputs used to determine the fair values of these assets. This assessment includes consideration of qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, financial performance, entity-specific events and regulatory or other factors. If we determine that an indefinite-lived intangible asset is more likely than not impaired, we impair the carrying amount to the asset’s fair value using the income approach and updated estimates and assumptions. When an IPR&D project is completed (generally upon receipt of regulatory approval), the asset is then accounted for as a definite-lived intangible asset. During 2014, we reclassified $96 million of IPR&D to definite-lived intangible assets. During 2014 and 2013, we recognized impairment charges of $58 million and $29 million, respectively. There were no impairments of indefinite-lived intangible assets in 2012.
Contingent Consideration: The fair value of our contingent consideration was $50 million and $195 million at January 3, 2015 and December 28, 2013, respectively. The fair value of contingent consideration is remeasured to the estimated fair value each reporting period with the change in fair value recognized in selling, general and administrative expense in our Consolidated Statements of Earnings. Changes in the fair value of the contingent consideration liability can result from changes in discount rates and period as well as changes in the timing and amounts of revenue estimates or in the timing or likelihood of achieving the milestones that trigger payment. These changes resulted in charges of $22 million and $1 million during 2014 and 2013, respectively. There were no charges related to contingent consideration in 2012.
Goodwill: The carrying values of our goodwill were $3,532 million and $3,524 million at January 3, 2015 and December 28, 2013, respectively. The change in our structure during the third quarter of 2014 resulted in the combination of our reporting units. As a result, tests of goodwill are performed at the consolidated entity level. Estimates associated with the goodwill impairment tests in 2014 are not considered to be critical because of the low likelihood of impairment and reliance on the market approach, which makes use of more observable inputs in the fair value estimate. In 2013 and 2012, goodwill was tested for impairment in the context of the reporting unit structure that existed at those times. Those assessments required us to make several judgments about fair values, which included the consideration of qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, financial performance, entity specific events, changes in net assets and sustained decrease in share price. Additional judgments were also required, including the consideration of projected future cash flows and the use of appropriate risk-adjusted discount rates. There were no impairments of goodwill in 2014, 2013 or 2012.
Income Taxes
As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense as well as assessing temporary differences in the treatment of items for tax and financial accounting purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We assess the likelihood that our deferred tax assets will be realized from future taxable income after consideration of all positive and negative evidence. Evidence we consider varies for different tax jurisdictions. In situations in which we have been able to conclude that our deferred tax assets will be realized, we have generally relied on future reversals of taxable temporary differences, expected future taxable income where such estimates have historically been reliable and other factors. Certain of our subsidiaries in international tax jurisdictions, however, are in cumulative loss positions and have experienced cumulative losses in recent periods. A cumulative loss position is considered significant negative evidence that is difficult to overcome with other positive evidence. In these situations, we reduced the carrying value of deferred tax assets that arose primarily from net operating losses and tax credit carryforwards by recording valuation allowances because we did not believe it was more-likely-than-not that these assets would be realized. Gross deferred tax assets were $1,066 million and $1,025 million as of January 3, 2015 and December 28, 2013, respectively. We have established valuation allowances of $400 million and $368 million as of January 3, 2015 and December 28, 2013, respectively.
We have not provided U.S. income taxes on certain of our non-U.S. subsidiaries' undistributed earnings, as such amounts are intended to be reinvested outside the United States indefinitely based on our specific business plans and tax strategies. Our business plans and tax strategies consider: (i) short-term and long-term forecasts and budgets of the U.S. parent and non-U.S. subsidiaries; (ii) working capital and other needs in locations where earnings are generated; (iii) our past practices regarding non-U.S. subsidiary dividends; (iv) sources of financing by the U.S. parent, such as issuing debt; and (v) uses of cash by the U.S. parent that are more discretionary in nature, such as business combinations and share repurchase programs. However, should we change our business plans and tax strategies in the future and decide to repatriate a portion of these earnings to one of our U.S. subsidiaries, including cash maintained by these non-U.S. subsidiaries, additional U.S. tax liabilities would be recognized. It is not practicable to estimate the amount of additional U.S. tax liabilities we would incur.

We record our income tax provisions based on our knowledge of all relevant facts and circumstances, including the existing tax laws, our experience with previous settlement agreements, the status of current tax audits and examinations and our understanding of how the tax authorities view certain relevant industry and commercial matters. We recognize liabilities for anticipated income tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. Our estimate of whether additional taxes will be due is based on analyses of whether we believe that it is more-likely-than-not that our tax position is sustainable based solely on its technical merits and consideration of the taxing authorities’ widely understood administrative practices and precedents. Our estimate of the extent to which additional taxes will be due is based on analyses of the portion that is greater than 50 percent likely to be realized upon settlement with taxing authorities that have full knowledge of all relevant information.

Although we recognize income tax liabilities regarding uncertainty in income taxes, our accruals represent accounting estimates that are subject to the inherent uncertainties associated with the tax audit process, and therefore include certain contingencies. The finalization of the tax audit process across the various tax authorities, including federal, state and foreign, often takes many years. We adjust our income tax liabilities in light of changing facts and circumstances as new information becomes available; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional income tax expense would result. Specifically in 2012, we recognized $46 million of additional income tax expense related to a settlement reserve for certain prior year tax positions related to the 2002 through 2009 tax years. As of January 3, 2015, our liability for uncertain tax positions was $328 million and our accrual for gross interest and penalties was $44 million. As of December 28, 2013, our liability for uncertain tax positions was $315 million and our accrual for gross interest and penalties was $37 million.

Legal Proceedings
We operate in an industry that is susceptible to significant product liability and intellectual property claims. As a result, we are involved in a number of legal proceedings, the outcomes of which are not in our complete control and may not be known for extended periods of time. We record a liability in our Consolidated Financial Statements for costs related to claims, including future legal costs, settlements and judgments where we have assessed that a loss is probable and an amount can be reasonably estimated. Product liability claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class. In addition, claims may be asserted against us in the future related to events that are not known to us at the present time. In situations in which we believe that a loss is at least reasonably possible, we are often not able to estimate an amount or range of potential loss often because the amounts claimed typically bear no relation to the extent of the plaintiff’s injury. Our significant legal proceedings are discussed in detail in Note 5 to the Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data." While it is not possible to predict the outcome for most of the legal proceedings discussed in Note 5, the costs associated with such proceedings could have a material adverse effect on our consolidated earnings, financial position or cash flows of a future period.

RESULTS OF OPERATIONS
Net sales
While we manage our operations globally and believe our product category sales are the most relevant measure of revenue performance, we also utilize geographic area revenue data as a secondary performance measure.
The following table presents net sales from external customers for our six principal product categories (in millions):

				% Change	% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
ICD Systems	$1,746	$1,741	$1,743	0.3%	(0.1)%
Pacemaker Systems	1,047	1,042	1,111	0.5	(6.2)
Atrial Fibrillation Products	1,044	957	898	9.1	6.6
Vascular Products	709	704	716	0.7	(1.7)
Structural Heart Products	639	631	612	1.3	3.1
Neuromodulation Products	437	426	423	2.6	0.7
Net sales	$5,622	$5,501	$5,503	2.2%	—%
The following table presents net sales by significant country based on customer location (in millions):

				% Change	% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
United States	$2,657	$2,596	$2,594	2.3%	0.1%
Japan	526	567	665	(7.2)	(14.7)
Other foreign countries	2,439	2,338	2,244	4.3	4.2
Net sales	$5,622	$5,501	$5,503	2.2%	—%
We analyze changes in revenue based on constant currency growth (which includes organic volume and selling price impacts and the impacts of acquisitions) and foreign currency translation impacts. These impacts for 2014 and 2013 were as follows:

	2014	2013
Constant currency	3.5%	1.8%
Translation	(1.3)	(1.8)
Net sales change	2.2%	—%
Overall, net sales increased during 2014 compared to 2013 primarily as a result of our AF Products, incremental net sales from our NeuroTherm, Endosense and CardioMEMS business combinations, sales volume increases related to our Structural Heart Products and distribution of Spinal Modulation's Axium™ Neurostimulator System and incremental net sales from our Quadra Assura™ and Unify Assura™ CRT-Ds launched in 2013. Foreign currency translation unfavorably decreased our 2014 net sales by $74 million compared to 2013 primarily due to the U.S. Dollar strengthening against the Japanese Yen and Latin America and Asia Pacific currencies, partially offset by the U.S. Dollar weakening against the Euro.

Our 2014 net sales increase over 2013 was primarily driven by our AF Products due to the continued increase in EP catheter ablation procedures and our intracardiac echocardiography imaging product offerings. We have also continued to experience a net sales benefit from our European launch of our TactiCath® irrigated ablation catheter, acquired through our Endosense acquisition in August 2013, including incremental net sales from our recent U.S. TactiCath® irrigated ablation catheter product launch after receiving FDA approval in October 2014. Foreign currency translation had a $17 million (2 percentage point) unfavorable impact on 2014 AF Products net sales compared to 2013.

Our August 2014 acquisition of NeuroTherm resulted in incremental net sales in our Neuromodulation product category and we continued to benefit from increased sales volumes associated with the Spinal Modulation Axium™ Neurostimulator System, for which we are the exclusive distributor. Partially offsetting these net sales increases, we experienced a 2014 net sales decline in our other neuromodulation chronic pain products and unfavorable foreign currency translation impacts of $2 million (1 percentage point) on 2014 Neuromodulation net sales compared to the prior year.

Structural Heart Product 2014 net sales increased over 2013 net sales primarily due to increased sales volumes associated with our Trifecta™ pericardial stented tissue valve, our transcatheter aortic heart valves and our AMPLATZER™ occluder products. Net sales volumes of our Trifecta™ pericardial stented tissue valve were partially offset by a net sales volume decrease in our mechanical heart valves due to a market preference for tissue valves. Additionally, foreign currency translation had an $11 million (2 percentage point) unfavorable impact on 2014 Structural Heart Products net sales compared to 2013.

Our Vascular Products category continues to benefit from incremental net sales related to our FDA approval of the CardioMEMS™ HF System in May 2014 as well as sales volume increases related to our FFR technology and OCT imaging products. Partially offsetting these net sales increases, we experienced a 2014 net sales decline in our third party vascular products we distribute in Japan compared to 2013. As a result of the economic pressures and average selling price declines in the Japan market, many third party manufacturers have migrated to a direct selling model with end customers, which resulted in revenue decreases over the last two years. Foreign currency translation also unfavorably decreased our Vascular Products 2014 net sales by $12 million (2 percentage point) compared to 2013. Additionally, although Angio-Seal™ sales volumes increased during 2014, we experienced an overall net sales decrease as a result of average selling price declines due to competitive pressures compared to 2013. We also continued to experience lower 2014 net sales of our EnligHTN™ Renal Denervation System compared to 2013 driven by expected overall market declines in the treatment of drug-resistant, uncontrolled hypertension.

Our 2014 ICD Systems net sales increased compared to 2013 ICD Systems net sales driven by our Quadra Assura™ for quadripolar CRT-D and our Unify Assura™ CRT-D, launched in 2013. These increases were partially offset by declines in our other ICD categories as well as ICD and CRT-D sales declines in Japan. Foreign currency translation unfavorably decreased our 2014 ICD Systems net sales by $15 million (1 percentage point) compared to the prior year.

Pacemaker Systems 2014 net sales increased compared to 2013 primarily due to continued net sales benefits from our July 2013 Accent MRI™ Pacemaker and the Tendril MRI™ lead launch in Japan and our Allure Quadra™ CRT-P launch in Europe (CE Mark approval in April 2013). Foreign currency translation unfavorably impacted our Pacemaker Systems 2014 net sales by $17 million (2 percentage point) compared to 2013. Additionally, our U.S. Pacemaker Systems 2014 net sales decreased by $5 million compared to 2013 primarily due to overall market declines in average selling prices.

Overall, 2013 net sales were flat compared to 2012. Foreign currency translation had an unfavorable impact of $101 million on 2013 net sales compared to 2012 due primarily to the strengthening of the U.S. Dollar against the Japanese Yen. Partially offsetting the unfavorable foreign currency translation impact, we experienced 2013 net sales benefits primarily in our AF Products and Structural Heart Products compared to 2012.

AF Products 2013 net sales increased over 2012 as a result of the continued increase in EP catheter ablation procedures, further market penetration of our EnSite® Velocity System and related connectivity tools (EnSite Connect™, EnSite Courier™ and EnSite Derexi™ modules) as well as our intracardiac echocardiography imaging product offerings. Additionally, we experienced an incremental net sales benefit from our European launch of our TactiCath® irrigated ablation catheter, acquired through our Endosense acquisition in August 2013. Foreign currency translation had a $25 million (3 percentage point) unfavorable impact on 2013 AF Products net sales compared to 2012.

Structural Heart Products 2013 net sales increased compared to 2012 primarily driven by our Trifecta™ pericardial stented tissue valve and our AMPLATZER™ occluder products. These increases were partially offset by a net sales decrease in our mechanical heart valves due to a market preference for tissue heart valves. Additionally, foreign currency translation had a $13 million (2 percentage point) unfavorable impact on 2013 Structural Heart Products net sales compared to the prior year.

Although our 2013 ICD systems net sales were flat compared to 2012, driven by a $16 million (1 percentage point) unfavorable foreign currency translation impact, we experienced sales volume benefits from our next-generation Ellipse™ and Assura™ devices that received FDA approval in June 2013 and CE Mark approval in May 2013.

Additionally, our 2013 Vascular Products net sales declined over 2012 primarily as a result of a $25 million unfavorable foreign currency translation impact to 2013 net sales and sales declines related to our third party products we distribute in Japan (discussed previously). These decreases were partially offset by increased revenues in our FFR technology products and OCT imaging products during 2013 compared to 2012.

Our 2013 Pacemaker Systems net sales decreased compared to 2012 primarily due to overall market declines in average selling prices and a $22 million (2 percentage point) unfavorable foreign currency translation impact on 2013 net sales compared to 2012. These decreases were partially offset by benefits we experienced from our July 2013 Accent MRI™ Pacemaker and the Tendril MRI™ lead launch in Japan and our Allure Quadra™ CRT-P launch in Europe (CE Mark approval in April 2013).

Foreign currency translation relating to our international operations can have a significant impact on our operating results from year to year. The two main currencies influencing our operating results are typically the Euro and the Japanese Yen. As discussed previously, foreign currency translation had a $74 million unfavorable impact on 2014 net sales compared to 2013 and a $101 million unfavorable impact on 2013 net sales compared to 2012. These impacts to net sales are not indicative of the net earnings impact of foreign currency translation due to partially offsetting foreign currency translation impacts on cost of sales and operating expenses.

Gross profit				2014 vs. 2013 Change		2013 vs. 2012 Change
(in millions)	2014	2013	2012
Gross profit	$3,969	$3,927	$3,965	1.1%		(1.0)%
Percentage of net sales	70.6%	71.4%	72.1%	(0.8)	pts.	(0.7)	pts.

Our 2014 and 2013 gross profit percentage (or gross margin) was negatively impacted by 1.4 percentage points and 0.9 percentage points, respectively, as a result of the U.S. medical device and Puerto Rico excise taxes assessed on the sale of our products. Additionally, our 2014 gross margin was negatively impacted by special charges of $56 million, or 1.0 percentage point, related to our restructuring activities associated with our 2012 Business Realignment Plan and Manufacturing and Supply Chain Optimization Plan and product field action costs. Our 2013 gross margin was negatively impacted by special charges of $45 million, or 0.8 percentage points, related to charges associated with our 2012 Business Realignment Plan and product field action costs. Refer to “Special Charges” section that follows for a more detailed discussion of these charges.

Special charges in 2012 negatively impacted our gross margin by $93 million, or 1.6 percentage points, due to restructuring activities related to our 2012 Business Realignment Plan and 2011 Restructuring Plan, product field action and litigation costs and inventory write-offs. Our 2012 gross margin did not include any impact from excise taxes.

Selling, general and administrative (SG&A) expense				2014 vs. 2013 Change		2013 vs. 2012 Change
(in millions)	2014	2013	2012
Selling, general and administrative expense	$1,856	$1,805	$1,803	2.8%		0.1%
Percentage of net sales	33.0%	32.8%	32.8%	0.2	pts.	—	pts.

The increase in our 2014 SG&A expense as a percent of net sales compared to 2013 was primarily driven by $62 million (1.1 percentage points) of acquisition-related costs, including contingent consideration fair value adjustments, partially offset by cost savings initiatives, including benefits associated with our restructuring activities.

Although our 2013 SG&A expense as a percent of net sales compared to 2012 was flat, our 2013 SG&A expense included $21 million (0.4 percentage points) of acquisition-related costs, including contingent consideration fair value adjustments, and a $9 million accounts receivable allowance charge (0.1 percentage points) for the increased collection risk associated with a certain distributor account receivable in Europe. These 2013 charges were offset by cost savings initiatives resulting from the 2012 Business Realignment Plan initiated in August 2012.

Research and development (R&D) expense				2014 vs. 2013 Change		2013 vs. 2012 Change
(in millions)	2014	2013	2012
Research and development expense	$692	$691	$676	0.1%		2.2%
Percentage of net sales	12.3%	12.6%	12.3%	(0.3)	pts.	0.3	pts.

Our R&D expense as a percent of net sales has remained relatively consistent over the last few years, reflecting our commitment to fund growth through cost effective innovation. Our investment in R&D reflects our commitment to fund long-term growth opportunities while balancing short-term results. Our global R&D activities primarily include research, development, clinical and regulatory efforts. These efforts are primarily focused on product innovation that we anticipate will ultimately improve patient outcomes, reduce overall healthcare costs and provide economic value to our customers while providing the best possible technology available. We will continue to assess our R&D programs in future periods as we focus on the development of new products and the improvement to existing products.

Amortization of intangible assets				2014 vs. 2013 Change	2013 vs. 2012 Change
(in millions)	2014	2013	2012
Amortization of intangible assets	$89	$79	$88	12.7%	(10.2)%

The increase in our 2014 intangible asset amortization expense compared to 2013 was driven by an increase in our definite-lived intangible assets as a result of our business combinations during 2014 and 2013. During the second half of 2013, we acquired Nanostim and Endosense and recognized a total of $54 million in developed technology assets with estimated useful lives ranging between seven and 10 years. In 2013, we also recognized $7 million of purchased technology intangible assets with an estimated useful life of 12 years as part of our Spinal Modulation business combination. Our 2014 intangible asset amortization expense reflects a full year of amortization of these assets compared to a partial year in 2013. During 2014, we also acquired NeuroTherm and recognized $87 million of developed technology intangible assets that have estimated useful lives ranging from 11 to 12 years and a $2 million other intangible asset that has an estimated useful life of five years. Additionally, after receiving FDA approval of our CardioMEMS™ HF System in May 2014, we reclassified $63 million of acquired IPR&D from an indefinite-lived intangible asset to a purchased technology definite-lived intangible asset, and began amortizing the asset over its estimated useful life of 11 years. In October 2014, we also received FDA approval of our TactiCath® irrigated ablation catheter and reclassified $33 million of acquired IPR&D from an indefinite-lived intangible asset to a purchased technology definite-lived intangible asset, and began amortizing the asset over its estimated useful life of seven years.

The decrease in our 2013 intangible asset amortization expense compared to 2012 was the result of recognizing $31 million of developed technology intangible assets impairments primarily during the second half of 2012.

Additionally, we recognized $13 million and $2 million of intangible asset impairments primarily associated with customer relationship intangible assets acquired in connection with certain legacy acquisitions during 2013 and 2012, respectively.

Special charges
(in millions)	2014	2013	2012
Cost of sales special charges	$56	$45	$93
Special charges	181	301	298
Total special charges	$237	$346	$391
We recognize certain transactions and events as special charges in our Consolidated Financial Statements. These charges (such as restructuring charges, impairment charges and certain legal settlements or product field action costs and litigation costs) result from facts and circumstances that vary in frequency and impact on our results of operations.
Restructuring Activities
During 2014, we announced additional organizational changes including the combination of our Implantable Electronic Systems Division and Cardiovascular and Ablation Technologies Division, resulting in an integrated R&D organization and a consolidation of manufacturing and supply chain operations worldwide. The integration has been conducted in a phased approach during 2014. In connection with these actions, we incurred special charges totaling $108 million during 2014 as part of our 2012 Business Realignment Plan (refer to the subsequent paragraph for further details). Of the $108 million incurred, we recognized $44 million of severance costs and other termination benefits after management determined that such severance and benefit costs were probable and estimable, $20 million of fixed asset write-offs and $8 million of inventory write-offs primarily associated with a discontinued clinical trial and $36 million of other restructuring costs, including $22 million of distributor and other contract termination costs, $10 million associated with the discontinuation of a clinical trial and $4 million related to a planned exit of a facility in Europe. The Company currently expects to incur approximately $6 million to complete the plan during 2015. Additionally, we incurred special charges totaling $32 million during 2014 related to our Manufacturing and Supply Chain Optimization Plan initiated during the third quarter of 2014. We expect the Manufacturing and Supply Chain Optimization Plan to leverage economies of scale, streamline distribution methods, drive process improvements through global synergies, balance plant utilization levels, centralize certain vendor relationships and reduce overall costs. The Company currently expects to incur approximately $45 million to complete the plan during 2015, but may incur additional charges in future periods. Of the total $140 million of restructuring charges incurred, $37 million was recorded to cost of sales. The cost of sales special charges primarily related to fixed assets and inventory write-offs associated with a discontinued clinical trial and employee severance and other termination benefits related to the planned exit of a facility in Europe.
During 2013, we incurred special charges totaling $220 million related to the 2012 Business Realignment Plan, initiated in August of 2012. The 2012 Business Realignment Plan was initiated to realign our product divisions into two new operating divisions: Implantable Electronic Systems Division (combining our legacy Cardiac Rhythm Management and Neuromodulation product divisions) and Cardiovascular and Ablation Technologies Division (combining our legacy Cardiovascular and Atrial Fibrillation product divisions) and to centralize certain support functions, including information technology, human resources, legal, business development and certain marketing functions. The organizational changes have been part of a comprehensive plan to accelerate growth, reduce costs, leverage economies of scale and increase investment in product development. The 2012 Business Realignment Plan reduced our workforce by approximately 5%. Of the $220 million recorded as special charges, $35 million was recorded in cost of sales. We recognized severance costs and other termination benefits of $75 million after management determined that such severance and benefit costs were probable and estimable. Additionally, we recorded $30 million of inventory write-offs primarily associated with discontinued cardiovascular product lines, $13 million of fixed asset write-offs primarily related to information technology assets no longer expected to be utilized and $102 million of other restructuring costs. Of the $102 million in other restructuring costs, $64 million was associated with distributor and other contract termination costs and office consolidation costs, including a $23 million charge related to the termination of a research agreement, and $38 million was associated with other costs, all as part of our continued integration efforts. During 2013, we also recognized additional special charges totaling $24 million related to the 2011 Restructuring Plan initiated during 2011. These actions included phasing out our cardiac rhythm management manufacturing and R&D operations in Sweden, reductions in our workforce and rationalizing product lines. Of the $24 million recorded as special charges, we recognized severance costs and other termination benefits of $5 million after management determined that such severance and benefit costs were probable and estimable. We also recognized $1 million of fixed write-offs and $18 million of other restructuring costs, primarily associated with idle facility costs in Sweden.
During 2012, we incurred charges of $185 million related to the 2012 Business Realignment Plan, of which $24 million was recognized in cost of sales. In connection with the realignment, we recognized $109 million of severance costs and other termination benefits after management determined that such severance and benefit costs were probable and estimable. We also recognized $17 million of inventory write-offs associated with discontinued cardiovascular product lines and $41 million of incremental depreciation charges and fixed asset write-offs primarily related to information technology assets no longer expected to be utilized or with a limited remaining useful life. Additionally, we recognized $18 million of other restructuring costs which included $7 million of contract termination costs and $11 million of other costs. During 2012, we also incurred additional charges totaling $102 million related to the 2011 Restructuring Plan. Of the $102 million recorded as special charges, $44 million was recorded in cost of sales. We recognized severance costs and other termination benefits of $38 million for an additional 100 employees after management determined that such severance and benefit costs were probable and estimable. We also recognized $13 million of inventory obsolescence charges primarily related to the rationalization of product lines in our Cardiac Rhythm Management and Neuromodulation businesses. Additionally, we recognized $51 million of other restructuring charges which included $37 million of restructuring related charges associated with our Cardiac Rhythm Management business and selling support organizations (of which $13 million related to idle facility costs in Sweden). The remaining charges included $8 million of contract termination costs and $6 million of other costs.
Other Special Charges
Intangible asset impairment charges: During 2014, we recognized $58 million of intangible asset impairment charges to write-down certain cardiovascular indefinite-lived IPR&D assets and an indefinite-lived tradename asset that were less than their carrying values. The impairments were due primarily to our revised expectations, including an increase in the cost and length of time to bring the related products to market through U.S. regulatory approval as well as termination of an IPR&D program and clinical trial. During 2013, we recognized impairment charges of $29 million to write-down certain cardiovascular indefinite-lived tradename and IPR&D assets to fair value. The impairments were due primarily to our revised expectations, including an increase in the cost and length of time to bring the related products to market through U.S. regulatory approval. During 2012, we recognized a $23 million impairment charge for certain developed technology intangible assets, as our updated expectations for the future cash flows of the related neuromodulation product lines decreased, ultimately resulting in the related assets' fair value falling below carrying value. We also discontinued certain cardiovascular product lines and recognized $8 million of impairment charges to fully impair the related developed technology intangible assets. During both 2013 and 2012, we recognized $13 million and $2 million, respectively, of intangible asset impairments primarily related to our customer relationship intangible assets acquired in connection with certain legacy acquisitions of businesses involved in the distribution of our products. Due to the changing dynamics of the U.S. healthcare market, specifically as it relates to hospital purchasing practices, we determined that these intangible assets had no future discrete cash flows and were fully impaired.
Legal settlements: During 2014, we recognized a $48 million gain associated with a favorable judgment and resolution in a patent infringement case. Partially offsetting this gain, we recognized $37 million of legal settlement expense for three unrelated legal settlements. During 2013, we agreed to settle a dispute on licensed technology associated with certain cardiovascular products lines. In connection with the settlement, which resolved all disputed claims, we recognized a $22 million charge. During 2012, we agreed to settle a dispute on licensed technology for our Angio-Seal™ vascular closure devices. In connection with this legal settlement, which resolved all disputed claims and included a fully-paid perpetual license, we recognized a $28 million settlement expense.
Product field action costs and litigation costs: During 2014, we initiated an advisory letter to physicians for patients implanted with certain ICDs that were identified as having a potential battery anomaly. As a result, we recognized charges of $23 million in cost of sales special charges primarily for scrapped inventory as well as additional warranty and patient monitoring costs. During 2014, we also recognized a $4 million benefit in cost of sales special charges due to lower than expected direct recall costs related to the voluntary product field action initiated in late 2012 associated with certain neuromodulation implantable pulse generator charging systems. During 2013, we recognized charges of $10 million in cost of sales special charges for costs related to the 2012 neuromodulation voluntary product field action. During 2012, we recognized charges of $27 million, of which $25 million was recorded to cost of sales special charges, for costs primarily related to the 2012 neuromodulation voluntary product field action.

During 2014, 2013 and 2012, we recognized $31 million, $28 million and $16 million, respectively, of litigation charges for expected future probable and estimable legal costs associated with outstanding legal matters related to our product field actions. Charges in excess of the amounts accrued are reasonably possible and depend on a number of factors, such as the type of claims received and the cost to defend.

Other expense, net
(in millions)	2014	2013	2012
Interest income	$(5)	$(5)	$(5)
Interest expense	85	81	73
Other (income) expense	3	191	27
Other expense, net	$83	$267	$95

Interest income: Our interest income is dependent on our outstanding cash balances and applicable interest rates.

Interest expense: Our interest expense has increased over the last two years as a result of higher average debt balances, specifically term loans that we entered into in June 2013 and August 2014, as well as maintaining a higher average commercial paper balance. Additionally, we have been subject to higher average interest rates on our term loans.

Other (income) expense: During 2013, we redeemed the full $700 million principal amount of 5-year, 3.75% unsecured senior notes originally due in 2014 (2014 Senior Notes) and the full $500 million principal amount of 10-year, 4.875% unsecured senior notes originally due in 2019 (2019 Senior Notes). In connection with the redemption of these notes prior to their scheduled maturities, we recognized a $161 million debt retirement charge to other (income) expense associated primarily with make-whole redemption payments and the write-off of unamortized debt issuance costs. Additionally, in connection with the initial February 2013 consolidation of CardioMEMS, we recognized a $29 million loss to other (income) expense related to a fair value remeasurement adjustment during 2013 to adjust the carrying value of our CardioMEMS equity investment and fixed price purchase option. During 2014, 2013 and 2012, we also recognized $3 million, $13 million and $14 million, respectively, of realized gains in other (income) expense associated with the sale of available-for-sale securities.
Income taxes

(as a percent of earnings before income taxes and noncontrolling interest)	2014	2013	2012
Effective tax rate	10.6%	11.7%	25.2%
Our effective tax rate differs from our U.S. federal statutory 35% tax rate due to our international operations that are subject to foreign tax rates that are lower than the U.S. federal statutory rate, state and local taxes and domestic tax incentives. Our effective tax rate is also impacted by discrete factors or events such as special charges, non-deductible charges, tax law changes or the resolution of audits by tax authorities.
Special charges and discrete items recognized during 2014 favorably impacted the effective tax rate by 7.4 percentage points. Debt redemption charges and special charges favorably impacted our 2013 effective tax rate by 7.7 percentage points. Additionally, our 2013 effective tax rate includes the full year 2012 benefit of the R&D tax credit, which was extended for 2012 in January 2013. As a result of the late extension, our effective tax rate for 2013 was favorably impacted by 1.6 percentage points and our 2012 effective tax rate was negatively impacted by 1.6 percentage points. Additionally, during 2012 we resolved certain prior year tax positions with the IRS and recognized a $46 million settlement reserve to income tax expense, negatively impacting our 2012 effective tax rate by 4.6 percentage points. Special charges and discrete items, however, favorably impacted our 2012 effective tax rate by 2.6 percentage points. Refer to the Special charges section for further details regarding these charges.

Net loss attributable to noncontrolling interest

(in millions)	2014	2013	2012
Net loss attributable to noncontrolling interest	$(47)	$(31)	$—

Net loss attributable to noncontrolling interest represents the elimination of the losses attributable to non-St. Jude Medical, Inc. ownership interests in St. Jude Medical, Inc. consolidated entities. The changes in the net loss attributable to noncontrolling interest are largely related to the differing periods during which there were non-St. Jude Medical, Inc. ownership interests in CardioMEMS and Spinal Modulation. Refer to Note 2 of the Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data" for additional information.

LIQUIDITY
We believe that our existing cash balances, future cash generated from operations and available borrowing capacity under our $1.5 billion long-term committed credit facility (Credit Facility) and our commercial paper program will be sufficient to fund our operating needs, working capital requirements, R&D opportunities, capital expenditures, debt service requirements, share repurchases and shareholder dividends (see Dividends and Share Repurchases section) over the next 12 months and in the foreseeable future thereafter.
We believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital should suitable investment and growth opportunities arise. Our credit ratings are investment grade. We monitor capital markets regularly and may raise additional capital when market conditions or interest rate environments are favorable.
As of January 3, 2015, substantially all of our cash and cash equivalents were held by our non-U.S. subsidiaries. A portion of these foreign cash balances are associated with earnings that are permanently reinvested and which we plan to use to support our continued growth plans outside the United States through funding of operating expenses, capital expenditures and other investment and growth opportunities. The majority of these funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practicable to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate funds held by our non-U.S. subsidiaries.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (in millions):

	2014	2013	2012
Net cash provided by (used in):
Operating activities	$1,304	$961	$1,335
Investing activities	(339)	(522)	(313)
Financing activities	(827)	(257)	(813)
Effect of currency exchange rate changes on cash and cash equivalents	(69)	(3)	(1)
Net increase in cash and cash equivalents	$69	$179	$208
Operating Cash Flows
Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, inventories, accounts payable, accrued liabilities and income taxes payable. During 2013, our operating cash flows were negatively impacted due to higher tax payments made as a result of a tax audit settlement associated with certain tax audits related to our 2002 through 2009 tax years.
We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the most recently completed quarter) was 77 days at January 3, 2015 compared to 91 days at December 28, 2013 and 89 days at December 29, 2012. The overall decrease in our DSO at January 3, 2015 is primarily a result of our increased receivable collection efforts during the fourth quarter of 2014 as well as foreign currency translation impacts reducing our accounts receivable balance compared to the same prior two year periods. Our DIOH (ending net inventory divided by average daily cost of sales for the most recently completed six months) was 170 days at January 3, 2015 compared to 158 days at December 28, 2013 and 143 days at December 29, 2012. Special charges recognized in cost of sales in the last half of 2014 reduced our January 3, 2015 DIOH by 7 days. Special charges recognized in cost of sales in the second half of 2013 reduced our December 28, 2013 DIOH by 5 days, and special charges recognized in cost of sales in the second half of 2012 reduced our December 29, 2012 DIOH by 11 days. The overall increase in our DIOH is the result of more inventory on hand as a result of our business combinations and inventory on hand to support our new product approvals.
Investing Cash Flows
Our purchases of property, plant and equipment totaled $190 million, $222 million and $280 million in 2014, 2013 and 2012, respectively, primarily reflecting our continued investment in our product growth platforms currently in place. Additionally, during 2014, we acquired NeuroTherm for $147 million in net cash consideration. During 2013, we also acquired Endosense and Nanostim for $171 million and $121 million in net cash consideration, respectively.
Financing Cash Flows
During 2014, we exercised our exclusive option and paid $344 million to shareholders to obtain the remaining 81% ownership interest in CardioMEMS. Additionally, during 2014, we received FDA approval of the TactiCath® irrigated ablation catheter and settled the contingent consideration liability. See Note 6 and 11 to the Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data" for further information regarding both of these transactions. Additionally, during 2014, the Company entered into a 364-day, $250 million unsecured term loan and used the proceeds for general corporate purposes, including the acquisition of NeuroTherm. During 2013, we issued $900 million principal amount of 10-year, 3.25% unsecured senior notes (2023 Senior Notes) and $700 million principal amount of 30-year, 4.75% unsecured senior notes (2043 Senior Notes). We used the majority of the proceeds to redeem both our $700 million principal amount 2014 Senior Notes and our $500 million principal amount 2019 Senior Notes. We used the remaining proceeds from the issuance of our 2023 Senior Notes and 2043 Senior Notes for general corporate purposes. We also entered into a 2-year, $500 million unsecured term loan and used the proceeds for general corporate purposes. Our financing cash flows can fluctuate significantly depending upon our liquidity needs, the extent of our common stock repurchases and the amount of stock option exercises. Our repurchases of our common stock were funded from cash generated from operations and issuances of commercial paper.

A summary of our financing cashflows is provided in the following table (in millions):

	2014	2013	2012
Stock issued under employee stock plans, including tax benefit	$156	$458	$120
Common stock repurchases	(476)	(833)	(992)
Dividends paid	(303)	(282)	(284)
Debt borrowings, net	275	554	321
Purchase of shares from noncontrolling ownership interest	(344)	—	—
Payment of contingent consideration	(128)	—	—
Other, net	(7)	(154)	22
Net cash used in financing activities	$(827)	$(257)	$(813)

DEBT AND CREDIT FACILITIES
Total debt increased to $3,866 million as of January 3, 2015 from $3,580 million as of December 28, 2013. Our weighted average effective interest rate on our outstanding long-term debt, inclusive of interest rate swaps, was 2.1% and 2.2% at January 3, 2015 and December 28, 2013, respectively.

In May 2013, we entered into a long-term $1.5 billion committed Credit Facility that we may draw on for general corporate purposes and to pay outstanding commercial paper. The Credit Facility expires in May 2018. Borrowings under this facility bear interest initially at LIBOR plus 0.8%, subject to adjustment in the event of a change in our credit ratings. Commitment fees under this Credit Facility are not material. There were no outstanding borrowings under the Credit Facility as of January 3, 2015.
Our commercial paper program provides for the issuance of short-term, unsecured notes with maturities up to 270 days. As of January 3, 2015 and December 28, 2013, we had outstanding commercial paper balances of $789 million and $714 million, respectively. During both 2014 and 2013, our weighted average effective interest rate on our outstanding commercial paper borrowings was 0.24%. Any future commercial paper borrowings would bear interest at the applicable then-current market rates.
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
In August 2014, we entered into a 364-day, $250 million unsecured term loan that matures in August 2015, the proceeds of which were used for general corporate purposes, including the acquisition of NeuroTherm. These borrowings bear interest at LIBOR plus 0.9% and we may repay the term loan at any time.
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
In April 2013, we issued $900 million principal amount of 10-year, 3.25% unsecured senior notes (2023 Senior Notes) and $700 million principal amount of 30-year, 4.75% unsecured senior notes (2043 Senior Notes). The net proceeds from the issuance of the 2023 Senior Notes and 2043 Senior Notes was used for general corporate purposes including the repayment of outstanding borrowings. Interest payments are required on a semi-annual basis. We may redeem the 2023 Senior Notes or 2043 Senior Notes at any time at the applicable redemption price. The 2023 Senior Notes and 2043 Senior Notes are both senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness.
In April 2010, we issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $107 million at January 3, 2015 and $122 million at December 28, 2013) and 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $68 million at January 3, 2015 and $78 million at December 28, 2013). We used the proceeds from these issuances to retire outstanding debt obligations. Interest payments on the 2.04% Yen Notes and 1.58% Yen Notes are required on a semi-annual basis and the principal amounts recorded on the balance sheet fluctuate based on the effects of foreign currency translation.
In March 2011, we borrowed 6.5 billion Japanese Yen under uncommitted credit facilities with two commercial Japanese banks. The outstanding 6.5 billion Japanese Yen balance was the equivalent of $54 million at January 3, 2015 and $62 million at December 28, 2013. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at the Yen LIBOR plus 0.25% and mature in March 2015, and the other half of the borrowings bear interest at the Yen LIBOR plus 0.275% and mature in June 2015. The maturity dates of each credit facility automatically extend for a one-year period, unless we elect to terminate the credit facility.
Our Credit Facility and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.5 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 60% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the Credit Facility, our senior notes and Yen Notes we also have certain limitations on how we conduct our business, including limitations on dividends, additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of January 3, 2015.
DIVIDENDS AND SHARE REPURCHASES
Cash dividends declared totaled $0.27 per share for each quarter in fiscal year 2014 for a total of $309 million, $0.25 per share for each quarter in fiscal year 2013 for a total of $286 million and $0.23 per share for each quarter in fiscal year 2012 for a total of $284 million. On February 20, 2015 our Board of Directors authorized a cash dividend of $0.29 per share payable on April 30, 2015 to shareholders of record as of March 31, 2015. We expect to continue to pay quarterly cash dividends in the foreseeable future, subject to Board approval.
On January 13, 2015, our Board of Directors authorized a share repurchase program of up to $500 million of our outstanding common stock. We began repurchasing shares on January 30, 2015. From January 30, 2015 through February 20, 2015, we repurchased 6.2 million shares for $413 million at an average repurchase price of $66.88 per share.
On December 9, 2013, our Board of Directors authorized a share repurchase program of up to $700 million of our outstanding common stock. We began repurchasing shares on December 11, 2013 and completed the repurchases under the program on January 17, 2014, repurchasing 11.1 million shares for $700.0 million at an average repurchase price of $63.07 per share. From December 11, 2013 through December 28, 2013, we repurchased 4.4 million shares for $266 million at an average repurchase price of $60.18 per share. From December 29, 2013 through January 17, 2014, we repurchased 6.7 million shares for $434 million at an average repurchase price of $65.00 per share.
On November 29, 2012, our Board of Directors authorized a share repurchase program of up to $1.0 billion of our outstanding common stock. We began repurchasing shares on December 5, 2012 and completed the repurchases under the program on February 1, 2013, repurchasing 26.8 million shares for $1.0 billion at an average repurchase price of $37.27 per share. From December 5, 2012 through December 29, 2012, we repurchased 12.9 million shares for $458 million at an average repurchase price of $35.60 per share. From December 30, 2012 through February 1, 2013, we repurchased 13.9 million shares for $542 million at an average repurchase price of $38.83 per share.
On October 17, 2012, our Board of Directors authorized a share repurchase program of up to $300 million of our outstanding common stock. We began repurchasing shares on October 19, 2012 and completed the repurchases under the program on November 6, 2012, repurchasing 7.7 million shares for $300 million at an average repurchase price of $38.97 per share.
On December 12, 2011, our Board of Directors authorized a share repurchase program of up to $300 million of our outstanding common stock. We began repurchasing shares on January 27, 2012 and completed the repurchases under the program on February 8, 2012, repurchasing 7.1 million shares for $300 million at an average repurchase price of $42.14 per share.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We believe that our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position or cash flows. Our off-balance sheet arrangements principally consist of operating leases for various facilities and equipment and purchase commitments.
In the normal course of business, we periodically enter into agreements that require us to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising out of our products or the negligence of our personnel or claims alleging that our products infringe third-party patents or other intellectual property. In addition, under our bylaws and indemnification agreements we have entered into with our executive officers and directors, we may be required to indemnify our executive officers and directors for losses arising from their conduct in an official capacity on behalf of St. Jude Medical. We may also be required to indemnify officers and directors of certain companies that we have acquired for losses arising from their conduct on behalf of their companies prior to the closing of our acquisition. Our maximum exposure under these indemnification obligations cannot be estimated, and we have not accrued any liabilities within our Consolidated Financial Statements or included any indemnification provisions in our commitments table. Historically, we have not experienced significant losses on these types of indemnification obligations.

A summary of contractual obligations and other minimum commercial commitments as of January 3, 2015 is as follows (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Contractual obligations related to
off-balance sheet arrangements:
Operating lease obligations	$122	$35	$51	$29	$7
Purchase obligations (a)	285	268	16	1	—
Total	$407	$303	$67	$30	$7

Contractual obligations reflected
in the balance sheet:
Debt obligations (b)	$5,091	$1,670	$703	$129	$2,589
Contingent consideration and other (c)	78	10	53	15	—
Total	$5,169	$1,680	$756	$144	$2,589

Grand Total (d)	$5,576	$1,973	$770	$159	$2,596

(a)
These amounts include commitments for inventory purchases and capital expenditures that do not exceed our projected requirements and are in the normal course of business. The purchase commitment amounts do not represent the entire anticipated purchases and capital expenditures in the future, but only those for which we are contractually obligated.

(b)
Includes current debt obligations, scheduled maturities of long-term debt and scheduled interest payments. See Note 4 to the Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data" for additional information on our debt obligations.

(c)
These amounts include contingent commitments to acquire various businesses involved in the distribution of our products and other contingent acquisition consideration payments. In connection with certain acquisitions, we may agree to provide additional consideration payments upon the achievement of certain product development milestones, which may include but are not limited to: successful levels of achievement in clinical trials and certain product regulatory approvals. We may also provide for additional consideration payments to be made upon the achievement of certain levels of future product sales. While it is not certain if and/or when these payments will be made, we have included the payments in the table based on our best estimates of the dates when we expect the milestones and/or contingencies will be met. Contingent consideration arrangements with variable interest entities have been excluded from the table, as we have the exclusive right, but not the obligation, to acquire these companies. See Note 2 to the Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data" for further detail.

(d)
The table does not include our liability for uncertain tax positions of $328 million or our related accrual for gross interest and penalties of $44 million as of January 3, 2015, as we are uncertain as to if or when such amounts may be paid. Additionally, the table does not include other liabilities of $301 million pertaining to non-qualified deferred compensation because the timing of the future cash payments is uncertain.

MARKET RISK
Foreign Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations due to transactions denominated primarily in Euros, Japanese Yen, Canadian Dollars, Australian Dollars, Brazilian Reals, Argentine Peso, British Pounds and Swedish Kronor. When the U.S. Dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases. When the U.S. Dollar strengthens against foreign currencies, the dollar value of sales denominated in foreign currencies decreases. A hypothetical 10% change in the value of the U.S. Dollar in relation to our foreign currency denominated sales would have an impact of approximately $277 million on our 2014 net sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on the related cost of sales and operating expenses in the applicable foreign currencies.

Derivative Financial Instrument Risk

During 2014, 2013 and 2012, we hedged a portion of our foreign currency transaction risk through the use of forward exchange contracts. We use forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under ASC Topic 815, Derivatives and Hedging (ASC Topic 815). We measure our foreign currency exchange rate contracts at fair value on a recurring basis. The fair value of all outstanding contracts was immaterial as of January 3, 2015 and December 28, 2013. During 2014, 2013 and 2012, we recognized net gains of $9 million, $15 million and $7 million, respectively, to other (income) expense for our forward currency exchange contracts not designated as hedging instruments under ASC Topic 815. The net gains were almost entirely offset by corresponding net losses on the foreign currency exposures being managed. We do not enter into contracts for trading or speculative purposes. Our policy is to enter into hedging contracts with major financial institutions that have at least an “A” (or equivalent) credit rating. Although we are exposed to credit loss in the event of nonperformance by counterparties on our outstanding derivative contracts, we do not anticipate nonperformance by any of the counterparties. We continue to evaluate our foreign currency exchange rate risk and the different mechanisms for use in managing such risk, including using derivative financial instruments and operational hedges, such as international manufacturing operations. Our derivative financial instruments accounting policy is discussed in detail in Note 1 to the Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data." Although we have not entered into any derivative hedging contracts to hedge the net asset exposure of our foreign subsidiaries, we have elected to use natural hedging strategies in certain geographies. We have naturally hedged a portion of our Yen-denominated net asset exposure by issuing long-term Yen-denominated debt.

In January 2015, we began to enter into foreign exchange forward contracts that are designated as cash flow hedges to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. We expect to de-designate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The maximum length of time over which the Company will hedge its exposure to the variability in future cash flows is expected to be 24 months.
Fair Value Risk
We are also exposed to fair value risk on our Senior Notes and Yen Notes. As of January 3, 2015, the aggregate fair value of our Senior Notes (measured using quoted prices in active markets) was $2,357 million compared to the aggregate carrying value of $2,273 million (inclusive of the terminated interest rate swaps). Our 2043 Senior Notes have a fixed interest rate of 4.75%, our 2023 Senior Notes have a fixed rate of interest of 3.25% and our 2016 Senior Notes have a fixed rate of interest of 2.50%. A hypothetical one-percentage point change in the interest rates would have an impact of approximately $175 million to $210 million on the fair value of our Senior Notes. As of January 3, 2015, the fair value of our yen-denominated notes (2.04% Yen Notes and 1.58% Yen Notes), both of which have a fixed interest rate, approximated their carrying value. A hypothetical one-percentage point change in the interest rates would have an aggregate impact of approximately $7 million on the fair value of the yen-denominated notes.
Our variable-rate debt consists of our commercial paper borrowings and term loans in the United States and our yen-denominated credit facilities in Japan. Assuming average outstanding borrowings of $1,593 million during 2014, a hypothetical one-percentage point change in the interest rates would have an impact of approximately $16 million on our 2014 interest expense.

We are also exposed to equity market risk on our marketable equity security investments. We hold certain marketable equity securities of publicly-traded companies. Our investments in these companies had a fair value of $30 million as of January 3, 2015, which are subject to the underlying price risk of the public equity markets.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, derivative financial instruments and accounts receivable. We invest our excess cash in bank deposits, commercial paper or money market funds and diversify the concentration of cash among different financial institutions. Counterparties to our derivative financial instruments are limited to major financial institutions. We perform periodic evaluations of the relative credit standings of these financial institutions and limit the amount of credit exposure with any one financial institution. While we do not require collateral or other security to be furnished by the counterparties to our derivative financial instruments, we minimize exposure to credit risk by dealing with a diversified group of major financial institutions and actively monitoring outstanding positions.
Concentrations of credit risk with respect to trade accounts receivable are generally limited due to our large number of customers and their diversity across many geographic areas. A portion of our trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries' national economies. Deteriorating credit and economic conditions in parts of Southern Europe, particularly in Italy, Spain, Portugal and Greece may continue to increase the average length of time it takes us to collect our accounts receivable or also increase our risk of fully collecting our accounts receivable in these countries.
We continually evaluate all government receivables for potential collection risks associated with the availability of government funding, reimbursement practices and economic conditions. During 2013, we recognized $9 million of accounts receivable reserves for increased collection risk associated with a certain accounts receivable account in Europe. If the financial condition of customers or the countries' healthcare systems deteriorate such that their ability to make payments is uncertain, additional allowances may be required in future periods. Our aggregate accounts receivable balance, net of the allowance for doubtful accounts, as of January 3, 2015 and December 28, 2013 in Italy, Spain, Portugal and Greece was approximately $216 million and $317 million, respectively, which made up 18% and 22%, respectively, of our consolidated net accounts receivable balance. No significant accounts receivable allowance charges were recognized in 2014 or 2012.

CAUTIONARY STATEMENTS
In this discussion and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast,” “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in the previous section entitled Off-Balance Sheet Arrangements and Contractual Obligations, Market Risk and Competition and Other Considerations and in Part I, Item 1A, "Risk Factors" as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the following list.

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
21.
Regulatory actions arising from concern over Bovine Spongiform Encephalopathy, sometimes referred to as “mad cow disease,” that have the effect of limiting our ability to market products using bovine collagen, such as Angio-Seal™, or products using bovine pericardial material, such as our Biocor®, Epic™, Trifecta™ and Portico™ tissue heart valves or that impose added costs on the procurement of bovine collagen or bovine pericardial material.

22.
Severe weather or other natural disasters that can adversely impact customer purchasing patterns and/or patient implant procedures or cause damage to the facilities of our critical suppliers or one or more of our facilities, such as an earthquake affecting our facilities in California, Puerto Rico and Costa Rica or a hurricane affecting our facilities in Puerto Rico and Malaysia.

23.
Our inability to maintain, protect and enhance our information and manufacturing systems and our products that incorporate information technology or to develop new systems and products as well as risks to the privacy and security of customer, patient, third-party payor, employee, supplier or company information from continually evolving cybersecurity threats.

24.	Changes in accounting rules or tax laws that adversely affect our results of operations, financial position or cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the context of Item 7A, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and foreign currency exchange rates. The Company discusses market risk in various places throughout this document, including discussions in Liquidity and Market Risk sections within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and within Item 8. "Financial Statements and Supplementary Data" in the Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies, Debt, Fair Value Measurements and Financial Instruments and Derivatives Financial Instruments).

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management
Management's Report on the Financial Statements
We are responsible for the preparation, integrity and objectivity of the accompanying financial statements. The financial statements were prepared in accordance with accounting principles generally accepted in the United States and include amounts which reflect management's best estimates based on its informed judgment and consideration given to materiality. We are also responsible for the accuracy of the related data in the annual report and its consistency with the financial statements.
Audit Committee Oversight
The adequacy of our internal accounting controls, the accounting principles employed in our financial reporting and the scope of independent and internal audits are reviewed by the Audit Committee of the Board of Directors, consisting solely of independent directors. The independent registered public accounting firm meets with, and has unrestricted access to, the Audit Committee to discuss the results of its audit work.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company's management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, we concluded that our internal control over financial reporting was effective as of January 3, 2015. Ernst & Young LLP, our independent registered public accounting firm, has also audited the effectiveness of the Company's internal control over financial reporting as of January 3, 2015 as stated in its report which is included herein.

/s/   Daniel J. Starks
Daniel J. Starks
Chairman, President and Chief Executive Officer

/s/   Donald J. Zurbay
Donald J. Zurbay
Vice President, Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of St. Jude Medical, Inc.

We have audited St. Jude Medical, Inc.’s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). St. Jude Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, St. Jude Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of St. Jude Medical, Inc. as of January 3, 2015 and December 28, 2013, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended January 3, 2015, and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 26, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of St. Jude Medical, Inc.

We have audited the accompanying consolidated balance sheets of St. Jude Medical, Inc. as of January 3, 2015 and December 28, 2013, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 3, 2015. Our audit also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of St. Jude Medical, Inc. at January 3, 2015 and December 28, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), St. Jude Medical, Inc.’s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 26, 2015

CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

Fiscal Year Ended	January 3, 2015	December 28, 2013	December 29, 2012
Net sales	$5,622	$5,501	$5,503
Cost of sales:
Cost of sales before special charges	1,597	1,529	1,445
Special charges	56	45	93
Total cost of sales	1,653	1,574	1,538
Gross profit	3,969	3,927	3,965
Selling, general and administrative expense	1,856	1,805	1,803
Research and development expense	692	691	676
Amortization of intangible assets	89	79	88
Special charges	181	301	298
Operating profit	1,151	1,051	1,100
Interest income	(5)	(5)	(5)
Interest expense	85	81	73
Other (income) expense	3	191	27
Other expense, net	83	267	95
Earnings before income taxes and noncontrolling interest	1,068	784	1,005
Income tax expense	113	92	253
Net earnings before noncontrolling interest	955	692	752
Less: Net loss attributable to noncontrolling interest	(47)	(31)	—
Net earnings attributable to St. Jude Medical, Inc.	$1,002	$723	$752
Net earnings per share attributable to St. Jude Medical, Inc.:
Basic	$3.52	$2.52	$2.40
Diluted	$3.46	$2.49	$2.39
Cash dividends declared per share:	$1.08	$1.00	$0.92
Weighted average shares outstanding:
Basic	285.0	287.0	313.3
Diluted	289.7	290.6	314.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

Fiscal Year Ended	January 3, 2015	December 28, 2013	December 29, 2012
Net earnings before noncontrolling interest	$955	$692	$752
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale securities, net of taxes of $2 million and $1 million, respectively	—	5	10
Reclassification of realized gain on available-for-sale securities, net of taxes of $1 million, $5 million and $6 million, respectively	(2)	(8)	(8)
Unrealized gain on derivative financial instruments, net of taxes	—	3	—
Foreign currency translation adjustment	(217)	—	28
Other comprehensive income (loss)	(219)	—	30
Total comprehensive income before noncontrolling interest	736	692	782
Total comprehensive loss attributable to noncontrolling interest	(47)	(31)	—
Total comprehensive income attributable to St. Jude Medical, Inc.	$783	$723	$782
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
(in millions, except par value and share amounts)

	January 3, 2015	December 28, 2013
ASSETS
Current Assets
Cash and cash equivalents	$1,442	$1,373
Accounts receivable, less allowance for doubtful accounts	1,215	1,422
Inventories	784	708
Deferred income taxes	291	229
Other current assets	182	178
Total current assets	3,914	3,910
Property, Plant and Equipment
Land, building and improvements	709	651
Machinery and equipment	1,616	1,674
Diagnostic equipment	450	474
Property, plant and equipment, at cost	2,775	2,799
Less: Accumulated depreciation	(1,432)	(1,389)
Net property, plant and equipment	1,343	1,410
Goodwill	3,532	3,524
Intangible assets, net	851	911
Deferred income taxes	113	116
Other assets	454	377
TOTAL ASSETS	$10,207	$10,248
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$1,593	$62
Accounts payable	151	247
Dividends payable	77	72
Income taxes payable	60	32
Employee compensation and related benefits	292	312
Other current liabilities	493	655
Total current liabilities	2,666	1,380
Long-term debt	2,273	3,518
Deferred income taxes	240	240
Other liabilities	784	706
Total liabilities	5,963	5,844
Commitments and Contingencies (Note 5)	—	—
Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 286,659,901 and 289,117,352 shares issued and outstanding as of January 3, 2015 and December 28, 2013, respectively)	29	29
Additional paid-in capital	118	220
Retained earnings	4,225	3,936
Accumulated other comprehensive income (loss)	(173)	46
Total shareholders' equity before noncontrolling interest	4,199	4,231
Noncontrolling interest	45	173
Total shareholders' equity	4,244	4,404
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,207	$10,248
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, except share amounts)

					Accumulated
	Common Stock		Additional		Other		Total
	Number of		Paid-In	Retained	Comprehensive	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity
Balance as of December 31, 2011	319,615,965	$32	$43	$4,384	$16	$—	$4,475
Net earnings				752		—	752
Other comprehensive income (loss)					30	—	30
Cash dividends declared				(284)			(284)
Repurchases of common stock	(27,670,874)	(3)	(221)	(834)			(1,058)
Stock-based compensation			69				69
Common stock issued under employee stock plans and other, net	3,703,236	1	118				119
Tax shortfall from stock plans			(9)				(9)
Balance as of December 29, 2012	295,648,327	30	—	4,018	46	—	4,094
Net earnings				723		(31)	692
Other comprehensive income (loss)					—	—	—
Cash dividends declared				(286)			(286)
Repurchases of common stock	(18,385,436)	(2)	(287)	(519)			(808)
Stock-based compensation			65				65
Common stock issued under employee stock plans and other, net	11,854,461	1	442				443
Additions in noncontrolling ownership interests						204	204
Balance as of December 28, 2013	289,117,352	29	220	3,936	46	173	4,404
Net earnings				1,002		(47)	955
Other comprehensive income (loss)					(219)	—	(219)
Cash dividends declared				(309)			(309)
Repurchases of common stock	(6,670,817)	(1)	(247)	(186)			(434)
Stock-based compensation			69			2	71
Common stock issued under employee stock plans and other, net	4,213,366	1	134				135
Tax benefit from stock plans			21				21
Measurement period fair value adjustment to noncontrolling interest						(36)	(36)
Purchase of shares from noncontrolling ownership interest			(79)	(218)		(47)	(344)
Balance as of January 3, 2015	286,659,901	$29	$118	$4,225	$(173)	$45	$4,244
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal Year Ended	January 3, 2015	December 28, 2013	December 29, 2012
OPERATING ACTIVITIES
Net earnings before noncontrolling interest	$955	$692	$752
Adjustments to reconcile net earnings before noncontrolling interest to net cash from operating activities:
Depreciation of property, plant and equipment	221	218	196
Amortization of intangible assets	89	79	88
Amortization of debt premium, net	(5)	(6)	(11)
Inventory step-up amortization	5	4	—
Contingent consideration fair value adjustments	22	1	—
Payment of contingent consideration	(27)	—	—
Stock-based compensation	71	65	69
Excess tax benefits from stock issued under employee stock plans	(21)	(15)	(1)
Gain on sale of investments	(3)	(13)	(14)
Loss on retirement of long-term debt	—	161	—
Deferred income taxes	(87)	(124)	(77)
Other, net	84	75	106
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	112	(100)	13
Inventories	(102)	(99)	13
Other current and noncurrent assets	(70)	13	4
Accounts payable and accrued expenses	(60)	31	29
Income taxes payable	120	(21)	168
Net cash provided by operating activities	1,304	961	1,335
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(190)	(222)	(280)
Business combination payments, net of cash acquired	(147)	(292)	—
Proceeds from sale of investments	7	10	19
Other investing activities, net	(9)	(18)	(52)
Net cash used in investing activities	(339)	(522)	(313)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued, net	135	443	119
Excess tax benefits from stock issued under employee stock plans	21	15	1
Common stock repurchased, including related costs	(476)	(833)	(992)
Dividends paid	(303)	(282)	(284)
Issuances (payments) of commercial paper borrowings, net	75	121	321
Borrowings under debt facilities	250	2,092	—
Payments under debt facilities	(50)	(1,659)	—
Purchase of shares from noncontrolling ownership interest	(344)	—	—
Payment of contingent consideration	(128)	—	—
Other financing activities, net	(7)	(154)	22
Net cash used in financing activities	(827)	(257)	(813)
Effect of currency exchange rate changes on cash and cash equivalents	(69)	(3)	(1)
Net increase (decrease) in cash and cash equivalents	69	179	208
Cash and cash equivalents at beginning of period	1,373	1,194	986
Cash and cash equivalents at end of period	$1,442	$1,373	$1,194

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$140	$246	$177
Interest	$85	$95	$69
Noncash investing and financing activities:
Additions in noncontrolling ownership interests	$(36)	$204	$—
Fair value of acquisition contingent consideration	$—	$188	$—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company Overview: St. Jude Medical, Inc., together with its subsidiaries (St. Jude Medical or the Company) develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas, and interventional pain therapy and neurostimulation devices for the management of chronic pain and movement disorders. On January 28, 2014, the Company announced organizational changes to combine its Implantable Electronic Systems Division and Cardiovascular and Ablation Technologies Division, resulting in an integrated research and development (R&D) organization and a consolidation of manufacturing and supply chain operations worldwide. The integration was conducted in a phased approach during 2014. The Company's continuing global realignment efforts are focused on streamlining its organization to improve productivity, reduce costs and leverage its scale to drive additional growth. During 2014, the Company changed its internal reporting structure such that it now operates as a single operating segment and derives its revenues from six principal product categories (see Note 12).
The Company's six principal product categories are as follows: tachycardia implantable cardioverter defibrillator (ICD) systems, bradycardia pacemaker (pacemaker) systems, atrial fibrillation products (electrophysiology introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems), vascular products (vascular closure products, pressure measurement guidewires, optical coherence tomography imaging products, vascular plugs, heart failure monitoring device and other vascular accessories), structural heart products (heart valve replacement and repair products and structural heart defect devices) and neuromodulation products (spinal cord stimulation and radiofrequency ablation to treat chronic pain and deep brain stimulation to treat movement disorders). The Company markets and sells its products world-wide primarily through a direct sales force.
Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and entities for which St. Jude Medical has a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. For variable interest entities (VIEs), the Company assesses the terms of its interest in the entity to determine if St. Jude Medical is the primary beneficiary. Variable interests are ownership, contractual or other interests in an entity that change with increases or decreases in the fair value of the VIE's net assets exclusive of variable interests. The entity that consolidates the VIE is considered the primary beneficiary, and is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE's economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. In the first quarter of 2013, the Company determined that CardioMEMS, Inc. (CardioMEMS) was a VIE for which the Company was the primary beneficiary and began consolidating their results effective February 27, 2013. In the second quarter of 2014, the Company exercised its exclusive option to obtain the remaining 81% ownership interest (see Note 2). During the second quarter of 2013, the Company entered into a $40 million equity investment, contingent acquisition agreement and exclusive distribution agreement with Spinal Modulation, Inc. (Spinal Modulation) and determined it also was a VIE for which the Company is the primary beneficiary. The Company began consolidating Spinal Modulation's results effective June 7, 2013 (see Note 2).
Fiscal Year: The Company utilizes a 52/53-week fiscal year ending on the Saturday nearest December 31st. Fiscal year 2014 consisted of 53 weeks and ended on January 3, 2015, with the additional week reflected in the Company's fourth quarter 2014 results. Fiscal years 2013 and 2012 consisted of 52 weeks and ended on December 28, 2013 and December 29, 2012, respectively.
Reclassifications: Certain prior period amounts have been reclassified to conform to current year presentation.
Use of Estimates: Preparation of the Company's Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.
Cash Equivalents: The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. The Company's cash equivalents include bank certificates of deposit, money market funds and instruments and commercial paper investments. The Company performs periodic evaluations of the relative credit standing of the financial institutions and issuers of its cash equivalents and limits the amount of credit exposure with any one issuer.
Marketable Securities: Marketable securities consist of publicly-traded equity securities that are classified as available-for-sale securities and investments in mutual funds that are classified as trading securities. On the balance sheet, available-for-sale securities and trading securities are classified as other current assets and other assets, respectively.
The following table summarizes the components of the balance of the Company's available-for-sale securities as of January 3, 2015 and December 28, 2013 (in millions):

	January 3, 2015	December 28, 2013
Adjusted cost	$6	$7
Gross unrealized gains	24	28
Fair value	$30	$35

Available-for-sale securities are reported at fair value based upon quoted market prices (see Note 11). Unrealized gains and losses, net of related incomes taxes, are recognized in accumulated other comprehensive income in shareholders' equity. Upon the sale of an available-for-sale security, the unrealized gain (loss) is reclassified out of accumulated other comprehensive income and reflected as a realized gain (loss) in net earnings (see Note 6). Realized gains (losses) are computed using the specific identification method and recognized as other (income) expense. During 2014, 2013 and 2012, the Company sold available-for-sale securities, recognizing pre-tax gains of $3 million, $13 million and $14 million, respectively. Additionally, when the fair value of an available-for-sale security falls below its original cost and the Company determines that the corresponding unrealized loss is other-than-temporary, it recognizes an impairment loss to net earnings in that period. There were no available-for-sale other-than-temporary impairment losses recognized in fiscal years 2014, 2013 or 2012.

The Company's investments in mutual funds are reported at fair market value (see Note 11) and are held in a rabbi trust, which is not available for general corporate purposes and is subject to creditor claims in the event of insolvency. These investments are specifically designated as available to the Company solely for the purpose of paying benefits under the Company's deferred compensation plan (see Note 10).
Accounts Receivable: The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables. The Company maintains an allowance for doubtful accounts for potential credit losses. Uncollectible accounts are written off against the allowance when it is deemed that a customer account is uncollectible. During 2013, the Company recognized a $9 million accounts receivable allowance charge in connection with a distributor termination in Europe. No significant accounts receivable allowance charges were recognized in 2014 or 2012. The Company's total allowance for doubtful accounts was $53 million and $45 million as of January 3, 2015 and December 28, 2013, respectively.
Inventories: Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories consisted of the following (in millions):

	January 3, 2015	December 28, 2013
Finished goods	$543	$494
Work in process	77	52
Raw materials	164	162
Inventories	$784	$708

Property, Plant and Equipment: Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives, ranging from 15 years to 39 years for buildings and improvements, three to 15 years for machinery and equipment, including capitalized development costs for internal-use software, and three to seven years for diagnostic equipment. Diagnostic equipment primarily consists of programmers that are used by physicians and healthcare professionals to program and analyze data from ICDs and pacemakers. Diagnostic equipment also includes other capital equipment provided by the Company to its customers for use in diagnostic and surgical procedures. The estimated useful lives of this equipment are based on anticipated usage by physicians and healthcare professionals and the timing and impact of expected new technology platforms and rollouts by the Company. The Company also reviews its property, plant and equipment for impairment when impairment indicators exist. When impairment indicators exist, the Company determines if the carrying value of its fixed asset(s) exceeds the related undiscounted future cash flows. In cases where the carrying value of the Company's long-lived assets or asset groups (excluding goodwill and indefinite lived intangible assets) exceeds the related undiscounted cash flows, the carrying value is written down to fair value. See Note 11 for further information on fixed asset impairments recognized during 2014, 2013 and 2012.

Goodwill: Goodwill represents the excess of cost over the fair value of identifiable net assets of a business acquired and is assigned to one or more reporting units. The Company tests each reporting unit’s goodwill for impairment at least annually in the fourth quarter and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The Company is permitted to first assess qualitative factors to determine whether the two-step goodwill impairment test is necessary. If the qualitative assessment results in a determination that the fair value of a reporting unit is more-likely-than-not less than its carrying amount, the Company performs the two-step goodwill impairment test. The Company may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the two-step goodwill impairment test. In the first step, the Company compares the fair value of the reporting unit to its carrying amount. If the reporting unit’s fair value exceeds its carrying amount, goodwill is not impaired. If the carrying amount of a reporting unit is positive and exceeds the reporting unit’s fair value, the Company performs the second step to measure the amount of the reporting unit’s goodwill impairment loss, if any. In the second step, the Company assigns the reporting unit’s fair value to the reporting unit’s assets and liabilities using acquisition method accounting to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. See Note 11 for further information about the goodwill impairment tests in 2014, 2013 and 2012.

Other Intangible Assets: Other intangible assets consist of purchased technology and patents, in-process research and development (IPR&D) acquired in a business combination, customer lists and relationships, trademarks and tradenames, licenses and distribution agreements. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from three to 20 years. Certain trademark assets are considered indefinite-lived intangible assets and are not amortized.
The Company's policy defines IPR&D as the value of technology acquired for which the related projects have substance and are incomplete. IPR&D acquired in a business acquisition is recognized at fair value and requires the IPR&D to be capitalized as an indefinite-lived intangible asset until completion of the IPR&D project or abandonment. Upon completion of the development project (generally when regulatory approval to market the product is obtained), an impairment assessment is performed prior to amortizing the asset over its estimated useful life. If the IPR&D projects are abandoned, the related IPR&D assets would be written off. The purchase of certain intellectual property assets related to technology or products without regulatory approval is considered a purchase of assets rather than the acquisition of a business. For such purchases, rather than being capitalized, any IPR&D acquired in such asset purchases is expensed immediately.
The Company also reviews its indefinite-lived intangible assets for impairment regularly to determine if any adverse conditions exist that would indicate impairment or when impairment indicators exist. The Company assesses its indefinite-lived intangible assets for impairment at least annually to determine if any adverse conditions exist that would indicate a potential impairment by considering qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, financial performance, entity specific events, changes in net assets and project-based performance toward regulatory approvals. If the qualitative assessment results in a determination that the fair value of an indefinite-lived intangible asset is more-likely-than-not greater than its carrying amount, no additional testing is considered necessary. However, if the Company determines the fair value of its indefinite-lived intangible assets is more-likely-than-not below the carrying value, impairment indicators exist requiring a quantitative assessment to recognize an impairment loss, if necessary. See Note 11 for further information about the indefinite-lived intangible asset impairment tests.
The Company also reviews its definite-lived intangible assets for impairment when impairment indicators exist. When impairment indicators exist, the Company determines if the carrying value of its definite-lived intangible assets exceeds the related undiscounted future cash flows. In cases where the carrying value exceeds the undiscounted future cash flows, the carrying value is written down to fair value, which the Company determines using present value cash flow calculations. See Note 11 for further information about the definite-lived intangible asset impairment tests.
Contingent Consideration: In connection with certain business combinations or purchases of intellectual property the Company may agree to provide future contingent consideration payments. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or receiving regulatory approvals to market products. Contingent consideration is recognized on the acquisition date at the estimated fair value of the contingent milestone payment(s). The fair value of the contingent consideration is remeasured to its estimated fair value at each reporting period with the change in fair value recognized in selling, general and administrative expense in the Company's Consolidated Statements of Earnings (see Note 11). Amounts paid in excess of the amount recorded on the acquisition date are classified as cash flows used in operating activities. Payments not exceeding the acquisition-date fair value of the contingent consideration arrangement are classified as cash flows used in financing activities.
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

Changes in the Company's product warranty liability during fiscal years 2014 and 2013 were as follows (in millions):

	2014	2013
Balance at beginning of period	$37	$38
Warranty expense recognized	3	3
Warranty credits issued	(5)	(4)
Balance at end of period	$35	$37

Product Liability: Based on historical loss trends and anticipated loss on products sold, the Company accrues for product liability claims through its self-insurance program to adequately cover future losses. Additionally, the Company accrues for product liability claims when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company is currently the subject of product liability litigation proceedings and other proceedings described in more detail in Note 5.

Litigation: The Company accrues a liability for costs related to litigation, including future legal costs, settlements and judgments where it has assessed that such costs are probable and an amount can be reasonably estimated. Receivables for insurance recoveries are recognized when it is probable that a recovery will be realized and may sometimes be recorded in a period subsequent from when the liability is incurred for certain litigation matters, such as shareholder or securities litigation.
Revenue Recognition: The Company sells its products to clinics and hospitals primarily through a direct sales force. In certain international markets, the Company sells its products through independent distributors. The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery of goods occurs through the transfer of title and risks and rewards of ownership, the selling price is fixed or determinable and collectability is reasonably assured. A portion of the Company's inventory is held by field sales representatives or consigned at customer locations. For such product inventory, revenue is recognized upon implant or when used by the customer. For products that are not consigned, revenue recognition generally occurs upon shipment to the customer or, in the case of distributors, when title transfers under the contract assuming all other revenue recognition criteria are met. The Company offers sales rebates and discounts to certain customers. The Company records such rebates and discounts as a reduction of net sales in the same period revenue is recognized. The Company estimates rebates based on customers' contracted terms and historical sales experience.
Excise Taxes: The Company incurs certain excise taxes in the distribution of its products, including a medical device excise tax assessed on U.S. sales and an excise tax assessed on purchases from the Company's Puerto Rico manufacturing subsidiary. The U.S. medical device excise tax is imposed on the first sale in the U.S. by the manufacturer, producer or importer of a medical device to either a third party or an affiliated distribution entity. The Company capitalizes the assessment of these excise taxes as part of inventory, which is then recognized as cost of sales when the related inventory is sold to a third party customer.
Research and Development: R&D costs are expensed as incurred. R&D costs include costs of all basic research activities, including engineering and technical effort required to develop a new product or make significant improvements to an existing product or manufacturing process. R&D costs also include pre-approval regulatory costs and clinical research expenses.
Stock-Based Compensation: The Company measures stock-based compensation cost at the grant date fair value and recognizes the compensation expense over the requisite service period, which is the vesting period, using a straight-line attribution method. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting award forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company's awards are not eligible to vest early in the event of retirement; however, the majority of the Company's awards vest early in the event of a change in control. See Note 7 for further detail on the Company's stock-based compensation plans.
Net Earnings Per Share Attributable to St. Jude Medical, Inc.: Basic net earnings per share attributable to St. Jude Medical, Inc. is computed by dividing net earnings attributable to St. Jude Medical, Inc. by the weighted average number of outstanding common shares during the period, exclusive of dilutive securities. Diluted net earnings per share attributable to St. Jude Medical, Inc. is computed by dividing net earnings attributable to St. Jude Medical, Inc. by the weighted average number of outstanding common shares and dilutive securities during the period.
The following table sets forth the computation of basic and diluted net earnings per share attributable to St. Jude Medical, Inc. for fiscal years 2014, 2013 and 2012 (in millions, except per share amounts):

	2014	2013	2012
Numerator:
Net earnings attributable to St. Jude Medical, Inc.	$1,002	$723	$752
Denominator:
Basic weighted average shares outstanding	285.0	287.0	313.3
Dilution associated with stock-based compensation plans	4.7	3.6	1.5
Diluted weighted average shares outstanding	289.7	290.6	314.8
Basic net earnings per share attributable to St. Jude Medical, Inc.	$3.52	$2.52	$2.40
Diluted net earnings per share attributable to St. Jude Medical, Inc.	$3.46	$2.49	$2.39
Approximately 3.3 million, 4.8 million and 18.9 million shares of common stock subject to stock options and restricted stock units were excluded from the diluted net earnings per share attributable to St. Jude Medical, Inc. computation because they were not dilutive during fiscal years 2014, 2013 and 2012, respectively.
Foreign Currency Translation: Sales and expenses denominated in foreign currencies are translated at average exchange rates in effect throughout the year. Assets and liabilities of foreign operations are translated at period-end exchange rates with the impacts of foreign currency translation recognized to foreign currency translation adjustment, a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in other (income) expense.
Derivative Financial Instruments: All derivative financial instruments are recognized on the balance sheet at fair value. Derivative assets and derivative liabilities are classified as other current assets, other assets, other current liabilities or other liabilities based on the gain or loss position of the contract and the contract maturity date. Changes in the fair value of derivatives are recognized in net earnings or other comprehensive income depending on whether the derivative is designated as part of a qualifying hedge transaction.
The Company uses forward contracts to manage foreign currency exposures primarily related to intercompany receivables and payables arising from intercompany purchases of manufactured products. In fiscal years 2014, 2013 and 2012, these forward contracts were not designated as qualifying hedges and therefore, the changes in the fair values of these derivatives were recognized in net earnings and classified in other (income) expense. The gains and losses on these forward contracts largely offset the losses or gains on the foreign currency exposures being managed. See Note 12 for further detail on the Company's use of its derivative financial instruments.
New Accounting Pronouncements: In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11 (ASU 2013-11), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists with certain exceptions. The Company was required to prospectively adopt ASU 2013-11 in the first reporting period beginning after December 15, 2013. The Company's adoption of ASU 2013-11 during the first quarter of 2014 resulted in a $14 million reclassification from other liabilities to deferred income taxes (noncurrent assets) in its Consolidated Balance Sheets.
In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will supersede the current revenue recognition requirements. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating its approach to the adoption and the potential impact to its results of operations and financial position. The Company will adopt the new guidance beginning in fiscal year 2017.

NOTE 2 – BUSINESS COMBINATIONS
Fiscal Year 2014
NeuroTherm: In August 2014, the Company acquired all the outstanding shares of NT Holding Company (NeuroTherm) for $147 million in net cash consideration and assumed $50 million of debt, which has been repaid. Additionally, the Company recognized direct transaction costs of $1 million in selling, general and administrative expense in the Company's Consolidated Statements of Earnings. NeuroTherm, headquartered in Wilmington, Massachusetts, is involved in the business of marketing, designing, manufacturing and distributing radio frequency ablation medical devices and the related consumable items for pain management and interventional radiology markets.
The goodwill recorded as a result of the NeuroTherm acquisition is not deductible for income tax purposes. The goodwill is largely attributable to strategic opportunities for growing the Company's neuromodulation product portfolio to provide additional product offerings and therapy options, synergies expected to arise after the acquisition and the benefits of the existing workforce related to the acquired business. In connection with the acquisition of NeuroTherm, the Company recognized $87 million of developed technology intangible assets that have estimated useful lives ranging from 11 to 12 years and a $2 million other intangible asset that has an estimated useful life of 5 years.

During the fourth quarter of 2014, the Company reflected a fair value adjustment and recorded a $7 million decrease to goodwill and deferred income tax asset/(liabilities). All other adjustments to the preliminary purchase price allocation within the allocation period were not material. The following table summarizes the final purchase price allocation of the fair values of net assets as a result of the Company's acquisition of NeuroTherm in August 2014 (in millions):

NeuroTherm
Current assets	$22
Property, plant and equipment	2
Goodwill	125
Intangible assets	89
Current liabilities	(13)
Deferred income tax assets/(liabilities)	(28)
Long-term debt	(50)
Net assets	$147

Cash paid	$148
Less: Cash acquired	(1)
Net cash consideration	$147

The results of NeuroTherm since the date of acquisition and pro forma disclosures of the consolidated results of the Company with the full year effects of NeuroTherm have not been separately presented since the impact to the Company's results of operations was not material.

Fiscal Year 2013
Endosense: In August 2013, the Company acquired all the outstanding shares of Endosense S.A. (Endosense) for the equivalent of $171 million (160 million Swiss Francs) in net cash consideration using available cash from outside the United States. Endosense is based in Geneva, Switzerland and develops, manufactures and markets the TactiCath® irrigated ablation catheter to provide physicians a real-time, objective measure of the force to apply to the heart wall during a catheter ablation procedure. The Endosense force-sensing technology is CE Mark-approved for atrial fibrillation and supra ventricular tachycardia ablation. Under the terms of the acquisition agreement, the Company was obligated to make an additional cash payment of up to 150 million Swiss Francs, contingent upon both the achievement and timing of U.S. Food and Drug Administration (FDA) approval. Consistent with the provisions of Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC Topic 805) the Company accrued the contingent payment on the date of acquisition after determining its fair value of $132 million in arriving at $303 million of total consideration, net of cash acquired. The contingent consideration liability has been remeasured to fair value at each reporting period with changes in fair value reflected in the Consolidated Statements of Earnings. In October 2014, the Company received FDA approval of the TactiCath® irrigated ablation catheter and paid $155 million to settle the contingent consideration liability (see Note 11).

The goodwill recorded as a result of the Endosense acquisition is not deductible for income tax purposes. The goodwill represents the strategic opportunities for growing the Company's atrial fibrillation product portfolio and the expected revenue growth from increased market penetration from future products and customers. The Company now has the potential to integrate the force-sensing technology to offer a MediGuide™-enabled force-sensing ablation catheter and incorporate force-sensing data into its EnSite Velocity™ Mapping System. In connection with the acquisition of Endosense, the Company recognized $20 million of developed technology intangible assets that have an estimated useful life of 7 years and $33 million of IPR&D that was capitalized as an indefinite-lived intangible asset. See Note 3 for subsequent accounting of the IPR&D asset.

The results of Endosense since the date of acquisition and pro forma disclosures of the consolidated results of the Company with the full year effects of Endosense have not been separately presented since the impact to the Company's results of operations was not material.

Nanostim: In October 2013, the Company exercised its exclusive fixed price purchase option and acquired all the outstanding shares of Nanostim, Inc. (Nanostim) for $121 million in net cash consideration. The Company previously held an investment in Nanostim, which provided the Company with an 18% voting equity interest. Nanostim is based in Sunnyvale, California and has developed the first leadless, miniaturized cardiac pacemaker system, which received CE Mark approval in August 2013. The Nanostim™ leadless pacemaker also received FDA conditional approval in September 2013 for its Investigational Device Exemption application and pivotal clinical trial protocol to begin evaluating the technology in the U.S. In accordance with ASC Topic 810, Consolidations (ASC Topic 810), the Company previously concluded that Nanostim was a VIE, but that St. Jude Medical was not the primary beneficiary as it did not retain power to direct the activities of Nanostim that most significantly impacted its economic performance. The Company previously reflected its investment in Nanostim as a cost method investment in other assets.

At the time of acquisition, the Company's 18% voting equity interest in Nanostim was remeasured to fair value of $33 million, which approximated its carrying value, and the related remeasurement gain was not material. Under the terms of the acquisition agreement, the Company is obligated to make additional cash payments of up to $65 million, contingent upon the achievement and timing of certain revenue-based milestones. The Company accrued the contingent payment after determining its fair value of $56 million as of the date of acquisition in arriving at $210 million of total consideration, net of cash acquired. The contingent consideration accrual is reflected in other liabilities as of January 3, 2015 and will be remeasured to fair value at each reporting period with changes in fair value reflected in the Consolidated Statements of Earnings (see Note 11).

The goodwill recorded as a result of the Nanostim acquisition is not deductible for income tax purposes. The goodwill represents the strategic opportunities for growing the Company's Cardiac Rhythm Management business through expected revenue growth from increased market penetration and consumer preference for a miniaturized, leadless pacemaker as well as the potential for future product indications. In connection with the acquisition of Nanostim, the Company recognized $34 million of developed technology intangible assets that have an estimated useful life of 10 years and $27 million of IPR&D that was capitalized as an indefinite-lived intangible asset.

The results of Nanostim since the date of acquisition and pro forma disclosures of the consolidated results of the Company with the full year effects of Nanostim have not been separately presented since the impact to the Company's results of operations was not material.

Spinal Modulation: In June 2013, the Company made an equity investment of $40 million in Spinal Modulation, a privately-held company that is focused on the development of an intraspinal neuromodulation therapy that delivers spinal cord stimulation targeting the dorsal root ganglion to manage chronic pain. The investment agreement resulted in a 19% voting equity interest and provided the Company with the exclusive right, but not the obligation, to acquire Spinal Modulation for payments of up to $300 million during the period that extends through the completion of certain regulatory milestones. Additionally, in connection with the investment and contingent acquisition agreement, the Company also entered into an exclusive international distribution agreement, and obtained significant decision-making rights over Spinal Modulation's operations and economic performance. At the time of the initial agreement, the Company also committed to providing additional debt financing to Spinal Modulation of up to $15 million. Accordingly, effective June 7, 2013, the Company determined that Spinal Modulation was a VIE for which St. Jude Medical was the primary beneficiary with the financial condition and results of operations of Spinal Modulation included in St. Jude Medical's Consolidated Financial Statements. The Company has a 19% voting equity interest in Spinal Modulation and allocates the losses attributable to Spinal Modulation's noncontrolling shareholders to noncontrolling interest in St. Jude Medical's Consolidated Statements of Earnings and Consolidated Balance Sheets. Additionally, during the fourth quarter of 2014, the Company increased the available financing to Spinal Modulation to be up to $25 million. As of January 3, 2015, Spinal Modulation has utilized $15 million of the total available financing.

The following table summarizes Spinal Modulation’s assets and liabilities included in St. Jude Medical Inc.'s consolidated balance sheet as of January 3, 2015 after elimination of all intercompany balances and transactions (in millions):

January 3, 2015
Cash and cash equivalents	$9
Other current assets	7
Goodwill	46
IPR&D	45
Other intangible assets	7
Total assets	$114

Current liabilities	$5
Deferred income taxes	19
Total liabilities	24

Non-controlling interest	$45

The initial consolidation of a VIE that is determined to be a business is accounted for as a business combination. During the second quarter of 2014, the Company finalized the allocation of Spinal Modulation's assets and liabilities included in the Company's consolidated balance sheet, recognizing a fair value adjustment of $36 million to decrease goodwill and noncontrolling interest. Additionally, during the third quarter of 2013, the Company also reflected a preliminary fair value adjustment and recorded a $35 million decrease to goodwill, a $5 million decrease to acquired IPR&D, a $3 million decrease to purchased technology intangible assets, a $3 million decrease to liabilities and a $40 million reduction to noncontrolling interest. These changes have been reflected retrospectively in the June 7, 2013 balances presented in the initial consolidation table that subsequently follows.

Assets recorded as a result of consolidating Spinal Modulation into the Company's consolidated balance sheet do not represent additional assets that could be used to satisfy claims against the Company's general assets. The creditors of Spinal Modulation do not have any recourse to the general credit of St. Jude Medical.

The goodwill recognized in connection with the Spinal Modulation transaction was not deductible for income tax purposes. The goodwill represents the strategic opportunities for growing the Company's neuromodulation chronic pain portfolio as well as the expected revenue growth from increased market penetration. The Company recognized $45 million of indefinite-lived IPR&D intangible assets. The Company also recognized $7 million of purchased technology intangible assets with an estimated useful life of 12 years.

If the Company acquires Spinal Modulation, the contingent acquisition agreement also provides for additional consideration payments contingent upon the achievement of certain regulatory-based and revenue-based milestones. In the event the Company acquires the noncontrolling interest of Spinal Modulation, the contingent payments would be recognized at the then-current fair value as an equity transaction.

CardioMEMS: During 2010, the Company made an equity investment of $60 million in CardioMEMS, a privately-held company based in Atlanta, Georgia that is focused on the development of a wireless monitoring technology that can be placed directly into the pulmonary artery to assess cardiac performance via measurement of pulmonary artery pressure. The investment agreement resulted in the Company obtaining a 19% voting equity interest and provided the Company with the exclusive right, but not the obligation, to acquire CardioMEMS for an additional payment of $375 million less any net debt payable to St. Jude Medical under a separate loan agreement entered into between CardioMEMS and the Company.

In the first quarter of 2013, the Company obtained significant decision-making rights over CardioMEMS' operations and provided debt financing of $28 million to CardioMEMS which was collateralized by substantially all the assets of CardioMEMS including its intellectual property. In July 2013, the Company provided $9 million of additional debt financing to CardioMEMS. In accordance with ASC Topic 810, the Company reconsidered its arrangements with CardioMEMS and determined that effective February 27, 2013, CardioMEMS was a VIE for which St. Jude Medical was the primary beneficiary with the financial condition and results of operations of CardioMEMS included in St. Jude Medical's Consolidated Financial Statements. The Company recognized a $29 million charge to other (income) expense in the Company's Consolidated Statements of Earnings during the first quarter of 2013 to adjust the carrying value of its equity investment and fixed price purchase option to fair value. During 2014, the Company exercised its exclusive option to acquire the remaining ownership interest in CardioMEMS (see Note 6).

The goodwill recognized in connection with the initial consolidation of CardioMEMS as a VIE was not deductible for income tax purposes. The goodwill represents the strategic opportunities for growing the Company's cardiac rhythm management and heart failure therapy product portfolio as well as the expected revenue growth from increased market penetration. The Company recognized $63 million of indefinite-lived IPR&D intangible assets. See Note 3 for subsequent accounting of the IPR&D assets.

Adjustments in 2014 to the preliminary purchase price allocations within the respective allocation periods were not material. The following table summarizes the final purchase price allocation of the fair values of the net assets as a result of the Company's acquisitions of Endosense and Nanostim and the initial consolidations of Spinal Modulation and CardioMEMS as variable interest entities for which St. Jude Medical, Inc. was the primary beneficiary (in millions):

	Endosense	Nanostim	Spinal Modulation	CardioMEMS
Cash and cash equivalents	$—	$—	$41	$33
Current assets	2	1	9	3
Goodwill	258	149	46	83
In-process research and development (IPR&D)	33	27	45	63
Other intangible assets	20	34	7	—
Other assets	1	1	1	2
Current liabilities	(11)	(2)	(6)	(13)
Deferred income tax assets/(liabilities)	—	—	(19)	(23)
Other liabilities	—	—	—	(5)
Net assets	$303	$210	$124	$143

Cash paid	$180	$124	$—	$—
Less: Cash acquired	(9)	(3)	—	—
Net cash consideration	$171	$121	$—	$—
Contingent consideration	132	56	—	—
Fair value of St. Jude Medical, Inc.'s previously held interest	—	33	—	31
Acquisition of controlling ownership interest	—	—	40	—
Debt financing	—	—	—	28
Additions in noncontrolling ownership interest	—	—	84	84
Total purchase consideration	$303	$210	$124	$143

The cash and cash equivalent balances of Spinal Modulation and CardioMEMS are inclusive of the equity investment and debt financing, respectively.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS
As discussed in Note 13 to the Consolidated Financial Statements, effective in the third quarter of 2014, the Company completed a realignment of resources and management toward a new organizational structure comprised of a single operating segment, which combined its existing Implantable Electronic Systems Division and Cardiovascular and Ablation Technologies Division. This change resulted in the combination of the Company’s reporting units. See Note 11 for further information on the reporting unit change and its impact to the Company's goodwill impairment testing.

The changes in the carrying amount of goodwill for the fiscal years ended January 3, 2015 and December 28, 2013 were as follows (in millions):

Balance as of December 29, 2012	$2,961
Endosense	258
Nanostim	149
Spinal Modulation	82
CardioMEMS	83
Foreign currency translation and other	(9)
Balance as of December 28, 2013	3,524
NeuroTherm	125
Spinal Modulation	(36)
Foreign currency translation and other	(81)
Balance as of January 3, 2015	$3,532
The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in millions):

	January 3, 2015		December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Purchased technology and patents	$1,162	$473	$986	$393
Customer lists and relationships	19	14	20	13
Trademarks and tradenames	22	13	22	11
Licenses, distribution agreements and other	7	2	4	1
	$1,210	$502	$1,032	$418
Indefinite-lived intangible assets:
Acquired IPR&D	$116		$262
Trademarks and tradenames	27		35
	$143		$297

During 2014, CardioMEMS received FDA approval of its CardioMEMS™ (Heart Failure) HF System. As a result of the approval, the Company reclassified $63 million of acquired IPR&D from an indefinite-lived intangible asset to a purchased technology definite-lived intangible asset, and began amortizing the intangible asset over its estimated useful life of 11 years. Additionally, the Company received FDA approval of the TactiCath® irrigated ablation catheter during 2014 and reclassified $33 million of acquired IPR&D from an indefinite-lived intangible asset to a purchased technology definite-lived intangible asset, and began amortizing the intangible asset over its estimated useful life of 7 years.

During 2014, the Company also recognized impairment charges of $50 million and $8 million related to certain indefinite-lived IPR&D intangible assets and a tradename intangible asset, respectively, as the fair values decreased below their carrying values. The gross carrying amounts for these impairment charges were written down accordingly. See Note 8 and Note 11 for further information on the impairment charges.

During 2013, the Company recognized impairment charges of $15 million and $14 million associated with certain indefinite-lived IPR&D and tradename assets, respectively, as the fair values decreased below their carrying values. Additionally, the Company recognized a $13 million impairment charge primarily associated with customer relationship intangible assets. The gross carrying amounts were written down accordingly. See Note 8 and 11 for further details discussing these charges.

The following table presents expected future amortization expense for acquired intangible assets recognized as of January 3, 2015 and expected amortization expense of indefinite-lived IPR&D assets based on anticipated regulatory product approvals (in millions):

						After
	2015	2016	2017	2018	2019	2019
Amortization expense	$98	$99	$87	$88	$86	$366

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ due to actual timing of regulatory approvals, additional intangible assets acquired, foreign currency translation impacts, impairment of intangible assets and other events. The Company expenses the costs incurred to renew or extend the term of intangible assets.

NOTE 4 – DEBT
The carrying value of the Company’s debt, including discounts and the remaining deferred gain from a terminated interest rate swap agreement, consisted of the following (in millions):

	January 3, 2015	December 28, 2013
Term loan due June 2015	$500	$500
Term loan due August 2015	250	—
2.50% senior notes due 2016	506	512
3.25% senior notes due 2023	896	896
4.75% senior notes due 2043	696	696
1.58% Yen-denominated senior notes due 2017	68	78
2.04% Yen-denominated senior notes due 2020	107	122
Yen-denominated credit facilities	54	62
Commercial paper borrowings	789	714
Total debt	3,866	3,580
Less: current debt obligations	1,593	62
Long-term debt	$2,273	$3,518
Contractual maturities of the Company's debt for the next five fiscal years and thereafter, excluding discounts and the remaining deferred gain from a terminated interest rate swap agreement, as of January 3, 2015 were as follows (in millions):

	2015	2016	2017	2018	2019	After 2019
Expected future minimum principal payments	$1,593	$500	$68	$—	$—	$1,707
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

The majority of the net proceeds from the issuance of the 2023 Senior Notes and 2043 Senior Notes were used to redeem the Company's $700 million principal amount of 5-year, 3.75% unsecured senior notes originally due in 2014 and the $500 million principal amount of 10-year, 4.875% unsecured senior notes originally due in 2019. In connection with the redemption of these notes, prior to their scheduled maturities, the Company recognized a $161 million debt retirement charge to other (income) expense primarily associated with make-whole redemption payments and the write-off of unamortized debt issuance costs.
1.58% Yen-Denominated Senior Notes Due 2017: In April 2010, the Company issued 7-year, 1.58% unsecured senior notes in Japan (1.58% Yen Notes) totaling 8.1 billion Japanese Yen (the equivalent of $68 million as of January 3, 2015 and $78 million as of December 28, 2013). The principal amount of the 1.58% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2017.
2.04% Yen-Denominated Senior Notes Due 2020: In April 2010, the Company issued 10-year, 2.04% unsecured senior notes in Japan (2.04% Yen Notes) totaling 12.8 billion Japanese Yen (the equivalent of $107 million as of January 3, 2015 and $122 million as of December 28, 2013). The principal amount of the 2.04% Yen Notes recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due on April 28, 2020.
Yen–Denominated Credit Facilities: In March 2011, the Company borrowed 6.5 billion Japanese Yen (the equivalent of $54 million as of January 3, 2015 and $62 million as of December 28, 2013) under uncommitted credit facilities with two commercial Japanese banks. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at Yen LIBOR plus 0.25% and mature in March 2015 and the other half of the borrowings bear interest at Yen LIBOR plus 0.275% and mature in June 2015. The maturity dates of each credit facility automatically extend for a one-year period, unless the Company elects to terminate the credit facility.
Commercial Paper Borrowings: The Company’s commercial paper program provides for the issuance of unsecured notes with maturities up to 270 days. During 2014, the Company’s weighted average effective interest rate on its commercial paper borrowings was approximately 0.24%. Any future commercial paper borrowings would bear interest at the applicable then-current market rates.
Other Available Borrowings: In May 2013, the Company entered into a $1.5 billion unsecured committed credit facility (Credit Facility) that it may draw on for general corporate purposes and to pay outstanding commercial paper. The Credit Facility expires in May 2018. Borrowings under the Credit Facility bear interest initially at LIBOR plus 0.8%, subject to adjustment in the event of a change in the Company’s credit ratings. As of January 3, 2015 and December 28, 2013, the Company had no outstanding borrowings under the Credit Facility.

NOTE 5 – COMMITMENTS AND CONTINGENCIES
Leases
The Company leases various facilities and equipment under non-cancelable operating lease arrangements. The following table presents the Company's future minimum lease payments as of January 3, 2015 (in millions):

						After
	2015	2016	2017	2018	2019	2019
Future minimum operating lease payments	$35	$28	$23	$18	$11	$7
Rent expense under all operating leases was $51 million, $36 million and $44 million in fiscal years 2014, 2013 and 2012, respectively.
Product Liability Litigation
Riata® Litigation: On December 17, 2014, the Company entered into an agreement that establishes a private settlement program to resolve the actions, disputes and claims-both filed and unfiled-of certain claimants against St. Jude Medical, Inc. relating to its Riata® and Riata® ST Silicone Defibrillation Leads. The agreement was entered into with a group of counsel representing plaintiffs in proceedings in jurisdictions around the country as well as claimants with Riata leads who have not initiated litigation. St. Jude Medical, Inc. accrued $15 million in the fourth quarter of 2014 to fund the settlement, which resolved approximately 950 of the outstanding, pending cases and claims. The terms of the agreement provide that, under certain circumstances, the Company can elect to terminate the settlement program and exercise its “walk away” right. Each confirmed eligible claimant has until March 16, 2015 to provide the Company with an executed release of claims in order to participate in the settlement.

Most of the resolved lawsuits were brought by single plaintiffs, but some of them named multiple individuals as plaintiffs. Among the resolved lawsuits are eight separate multi-plaintiff lawsuits filed from April 2013 through October 2014 in both the state and federal courts of California that involved 173 unrelated claimants.

Although the majority of the claimants in the aforementioned suits and claims identified no specific injuries, some of the claimants alleged bodily injuries as a result of surgical revision or removal and replacement of Riata® leads, or other complications, which they attribute to the leads. The majority of the claimants who sought recovery for implantation and/or surgical removal of Riata® leads sought compensatory damages in unspecified amounts, and declaratory judgments that the Company is liable to them for any past, present and future evaluative monitoring, and corrective medical, surgical and incidental expenses and losses. Several claimants also sought punitive damages.

As of February 20, 2015, the Company is aware of three lawsuits, of more than 70 filed as of December 17, 2014, which were filed by plaintiffs in the U.S. alleging injuries caused by, and asserting product liability claims concerning, Riata® and Riata® ST Silicone Defibrillation Leads where counsel for the claimant has advised that the claimant will not participate in the above-described settlement program. Of the three remaining lawsuits one is pending in the United States District Court for the Northern District of Illinois and two are pending in state courts including one in Illinois and one in South Carolina.

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

The Company is financially responsible for legal costs incurred in the continued defense of the Riata product liability claims, including any potential settlements, judgments and other legal defense costs. The Company believes that a material loss in excess of the accrued amount is not probable and estimable and the Company is not able to estimate a possible loss or range of loss at this time.

Securities and Other Shareholder Litigation

March 2010 Securities Class Action Litigation: In March 2010, a securities lawsuit seeking class action status was filed in federal district court in Minnesota against the Company and certain officers (collectively, the defendants) on behalf of purchasers of St. Jude Medical common stock between April 22, 2009 and October 6, 2009. The lawsuit relates to the Company's earnings announcements for the first, second and third quarters of 2009, as well as a preliminary earnings release dated October 6, 2009. The complaint, which seeks unspecified damages and other relief as well as attorneys' fees, alleges that the defendants failed to disclose that it was experiencing a slowdown in demand for its products and was not receiving anticipated orders for cardiac rhythm management devices. Class members allege that the defendant's failure to disclose the above information resulted in the class purchasing St. Jude Medical stock at an artificially inflated price. In December 2011, the Court issued a decision denying a motion to dismiss filed by the defendants in October 2010. In October 2012, the Court granted plaintiffs' motion to certify the case as a class action and the discovery phase of the case closed in September 2013. On October 15, 2013, the defendants filed a motion for summary judgment. A hearing concerning that motion took place with the Court in January 2014 and the Court issued an order on August 11, 2014 granting in part and denying in part defendants’ motion for summary judgment. On November 7, 2014, the defendants filed a motion for leave to proceed with a motion to decertify the class, and on December 8, 2014, the Court denied that motion. Based on filings they have made, the class members claimed damages of approximately $475 million. On February 18, 2015, the parties entered into a written settlement agreement resolving the case, pending notification to class members and subject to court approval. Under the settlement, the Company agreed to make a payment of $50 million to resolve all of the class claims and recorded a charge of that amount during the fourth quarter of 2014. Plaintiffs’ have scheduled a hearing for March 12, 2015 seeking the Court’s preliminary approval of the settlement. Concurrent with recording the loss, the Company also recognized probable insurance recoveries of $30 million. The Company intends to pursue collection of additional insurance recoveries from certain of its insurance carriers.

December 2012 Securities Litigation: On December 7, 2012, a putative securities class action lawsuit was filed in federal district court in Minnesota against the Company and an officer (collectively, the defendants) for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the defendants between October 17, 2012 and November 20, 2012. The complaint, which sought unspecified damages and other relief as well as attorneys' fees, challenges the Company’s disclosures concerning its high voltage cardiac rhythm lead products during the purported class period. On December 10, 2012, a second putative securities class action lawsuit was filed in federal district court in Minnesota against the Company and certain officers for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the Company between October 19, 2011 and November 20, 2012. The second complaint alleged similar claims and sought similar relief. In March 2013, the Court consolidated the two cases and appointed a lead counsel and lead plaintiff. A consolidated amended complaint was served and filed in June 2013, alleging false or misleading representations made during the class period extending from February 5, 2010 through November 7, 2012. In September 2013, the defendants filed a motion to dismiss the consolidated amended complaint. On March 10, 2014, the Court ruled on the motion to dismiss, denying the motion in part and granting the motion in part. On October 7, 2014, the lead plaintiff filed a second amended complaint. Like the original consolidated amended complaint, the plaintiffs did not in the second amended complaint assert any specific amount of compensation that they seek. The plaintiffs' filed their motion for class certification on January 15, 2015. The Company will be filing a response and a hearing before the Court on the plaintiffs' class certification is expected in the third quarter of 2015. The Company intends to continue to vigorously defend against the claims asserted in this matter.

The Company has not recorded an expense related to any potential damages in connection with the December 2012 Securities Litigation because any potential loss is not probable or reasonably estimable. Because, based on the Company’s historical experience, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed, the Company cannot reasonably estimate a loss or range of loss, if any, that may result from these matters.

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

On September 20, 2012, the Office of Inspector General for the Department of Health and Human Services (OIG) issued a subpoena requiring the Company to produce certain documents related to payments made by the Company to healthcare professionals practicing in California, Florida and Arizona, as well as policies and procedures related to payments made by the Company to non-employee healthcare professionals. The Company provided its response to the OIG in May 2013 and no further activity involving the Company has occurred in this matter since then.

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

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND SUPPLEMENTAL EQUITY INFORMATION
The table below presents the changes in each component of accumulated other comprehensive income, net of tax, including other comprehensive income and the reclassifications out of accumulated other comprehensive income into net earnings for fiscal years 2014, 2013 and 2012 (in millions):

	Unrealized	Unrealized	Foreign	Accumulated
	Gain (Loss) On	Gain (Loss) On	Currency	Other
	Available-for-sale	Derivative	Translation	Comprehensive
	Securities	Instruments	Adjustment	Income
Accumulated other comprehensive income (loss) as of December 31, 2011	$18	$—	$(2)	$16
Other comprehensive income (loss) before reclassifications	10	—	28	38
Amounts reclassified to net earnings from accumulated other comprehensive income	(8)	—	—	(8)
Other comprehensive income (loss)	2	—	28	30
Accumulated other comprehensive income (loss) as of December 29, 2012	20	—	26	46
Other comprehensive income (loss) before reclassifications	5	3	—	8
Amounts reclassified to net earnings from accumulated other comprehensive income	(8)	—	—	(8)
Other comprehensive income (loss)	(3)	3	—	—
Accumulated other comprehensive income (loss) as of December 28, 2013	17	3	26	46
Other comprehensive income (loss) before reclassifications	—	—	(217)	(217)
Amounts reclassified to net earnings from accumulated other comprehensive income	(2)	—	—	(2)
Other comprehensive income (loss)	(2)	—	(217)	(219)
Accumulated other comprehensive income (loss) as of January 3, 2015	$15	$3	$(191)	$(173)

Income taxes are not provided for foreign translation related to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting items in comprehensive income that are also recorded as part of net earnings. The following table provides details about reclassifications out of accumulated other comprehensive income and the line items impacted in the Company's Consolidated Statements of Earnings for fiscal years 2014, 2013 and 2012 (in millions):

Details about	Amounts reclassified from accumulated other comprehensive income
accumulated other comprehensive income components	2014	2013	2012	Statements of Earnings Classification
Unrealized gain on available-for-sale securities:
Gain on sale of available-for-sale securities	$3	$13	$14	Other (income) expense
Tax effect	(1)	(5)	(6)	Income tax expense
Net of tax	$2	$8	$8

Supplemental Equity Information
On January 13, 2015, the Company authorized a share repurchase program of up to $500 million of its outstanding common stock. The Company began repurchasing shares on January 30, 2015. From January 30, 2015 through February 20, 2015, the Company repurchased 6.2 million shares for $413 million at an average repurchase price of $66.88 per share.
On February 20, 2015, the Company's Board of Directors authorized a cash dividend of $0.29 per share payable on April 30, 2015 to shareholders of record as of March 31, 2015.

During 2014, the Company exercised its exclusive option and paid $344 million to CardioMEMS' shareholders and $18 million for pre-existing fee and compensation arrangements to obtain the remaining 81% ownership interest. The $344 million has been classified as a financing activity in the Consolidated Statements of Cash Flows. As the Company retained its controlling interest, the payment resulted in a decrease in shareholders’ equity before noncontrolling interest of $297 million and a decrease in noncontrolling interest of $47 million. CardioMEMS’ results of operations continue to be included in the Company’s Consolidated Financial Statements.

NOTE 7 - STOCK-BASED COMPENSATION

Stock-based Compensation Plans
The Company's stock-based compensation plans provide for the issuance of stock-based awards, such as stock options, restricted stock units and restricted stock awards, to directors, officers, employees and consultants. Since 2000, all stock option awards granted under these plans have an exercise price equal to the closing stock price on the date of grant, an eight-year contractual life and generally, vest annually over a four-year vesting term. Restricted stock units and restricted stock awards under these plans also generally vest annually over a four-year period. Restricted stock awards are considered issued and outstanding at the grant date and have the same dividend and voting rights as other common stock. Directors can elect to receive half or all of their annual retainer in the form of a restricted stock award with a six-month vesting term. Restricted stock units are not issued and outstanding at the grant date; instead, upon vesting the recipient receives one share of the Company's common stock for each vested restricted stock unit. As of January 3, 2015, the Company had 12.2 million shares of common stock available for stock option grants under its stock-based compensation plans. The Company has the ability to grant a portion of the available shares in the form of restricted stock awards or units. Specifically, in lieu of granting up to 10.8 million stock options under these plans, the Company may grant up to 4.8 million restricted stock awards or units (for certain grants of restricted stock units or awards, the number of shares available are reduced by 2.25 shares). Additionally, in lieu of granting up to 0.1 million stock options under these plans, the Company may grant up to 0.1 million restricted stock awards (for certain grants of restricted stock awards, the number of shares available are reduced by one share). The remaining 1.3 million shares of common stock are available only for stock option grants. As of January 3, 2015, there was $156 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.8 years and will be adjusted for any future changes in estimated forfeitures.
The Company also has an Employee Stock Purchase Plan (ESPP) that allows participating employees to purchase newly issued shares of the Company's common stock at a discount through payroll deductions. The ESPP consists of a 12-month offering period whereby employees can purchase shares at 85% of the market value at either the beginning of the offering period or the end of the offering period, whichever price is lower. Employees purchased 0.6 million shares in fiscal year 2014 and 0.9 million shares in each year during fiscal years 2013 and 2012. As of January 3, 2015, 5.2 million shares of common stock were available for future purchases under the ESPP.
The Company's total stock-based compensation expense for fiscal years 2014, 2013 and 2012 by income statement line item was as follows (in millions):

	2014	2013	2012
Cost of sales	$6	$5	$5
Selling, general and administrative expense	49	45	49
Research and development expense	16	15	15
Stock-based compensation expense	$71	$65	$69

Valuation Assumptions

The Company uses the Black-Scholes standard option pricing model (Black-Scholes model) to determine the fair value of stock options and ESPP purchase rights. The determination of the fair value of the awards on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as other assumptions, including projected employee stock option exercise behaviors, risk-free interest rate, expected volatility of the Company's stock price in future periods and expected dividend yield. The fair value of both restricted stock and restricted stock units is based on the Company's closing stock price on the date of grant. The weighted average fair value of restricted stock awards granted during fiscal years 2014, 2013 and 2012 was $63.48, $42.26 and $37.63, respectively. The weighted average fair value of the restricted stock units granted during fiscal years 2014, 2013 and 2012 was $69.08, $59.04 and $35.39, respectively. The weighted average fair value of ESPP purchase rights granted to employees during fiscal years 2014, 2013 and 2012 was $15.46, $13.06 and $9.39, respectively.
The following table provides the weighted average fair value of stock options granted to employees during fiscal years 2014, 2013 and 2012 and the related weighted average assumptions used in the Black-Scholes model:

	2014	2013	2012
Fair value of options granted	$14.56	$13.83	$7.71
Assumptions:
Expected life (years)	5.4	5.4	5.4
Risk-free interest rate	1.7%	1.6%	0.7%
Volatility	24.9%	28.6%	31.2%
Dividend yield	1.6%	1.8%	2.5%

Expected Life: The Company analyzes historical employee exercise and termination data to estimate the expected life assumption. Annually, the Company updates these assumptions unless circumstances would indicate a more frequent update is necessary.
Risk-free Interest Rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity equal to or approximating the expected life of the options.
Volatility: The Company calculates its expected volatility assumption by weighting historical and implied volatilities. The historical volatility is based on the daily closing prices of the Company's common stock over a period equal to the expected term of the option. Market-based implied volatility is based on utilizing market data of actively traded options on the Company's stock, from options at- or near-the-money, at a point in time as close to the grant date of the employee options as reasonably practical and with similar terms to the employee share option, or a remaining maturity of at least six months if no similar terms are available. The historical volatility of the Company's common stock price over the expected term of the option is a strong indicator of the expected future volatility. In addition, implied volatility takes into consideration market expectations of how future volatility will differ from historical volatility. The Company does not believe that one estimate is more reliable than the other, and as a result, the Company uses an equal weighting of historical volatility and market-based implied volatility.
Dividend Yield: The Company's dividend yield assumption is based on the expected annual dividend yield on the grant date.

Stock-based Compensation Activity

The following table summarizes stock option activity under all stock-based compensation plans during the fiscal year ended January 3, 2015:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(shares in millions)	Price	Term (in years)	(in millions)
Outstanding as of December 28, 2013	18.9	$39.94
Granted	2.6	69.08
Exercised	(3.2)	37.09
Forfeited and expired	(0.6)	41.50
Outstanding as of January 3, 2015	17.7	$44.70	5.0	$368
Vested and expected to vest	17.0	$44.11	4.9	$362
Exercisable as of January 3, 2015	10.5	$38.38	3.8	$279

The aggregate intrinsic value of options outstanding and options exercisable is based on the Company's closing stock price on the last trading day of the fiscal year for in-the-money options. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices. The total intrinsic value of options exercised during fiscal years 2014, 2013 and 2012 was $88 million, $125 million and $14 million, respectively.
The following table summarizes activity for restricted stock awards and restricted stock units under all stock-based compensation plans during the fiscal year ended January 3, 2015:

	Restricted Stock	Weighted Average
	Units and Awards	Grant Date
	(shares in millions)	Fair Value
Unvested balance as of December 28, 2013	1.6	$45.98
Granted	0.6	68.89
Vested	(0.6)	44.31
Forfeited	(0.1)	44.43
Unvested balance as of January 3, 2015	1.5	$56.36
The total aggregate grant date fair value of restricted stock awards and restricted stock units vested during fiscal years 2014, 2013 and 2012 was $26 million, $18 million and $11 million, respectively.

NOTE 8 – SPECIAL CHARGES
The Company recognizes certain transactions and events as special charges in its Consolidated Financial Statements. These charges (such as restructuring charges, impairment charges and certain settlement or litigation charges) result from facts and circumstances that vary in frequency and impact on the Company's results of operations.
Manufacturing and Supply Chain Optimization Plan
During 2014, the Company initiated the Manufacturing and Supply Chain Optimization Plan to leverage economies of scale, streamline distribution methods, drive process improvements through global synergies, balance plant utilization levels, centralize certain vendor relationships and reduce overall costs. During 2014, the Company incurred charges of $32 million related to severance and other termination benefits, fixed assets associated with information technology assets no longer expected to be utilized and distributor and other contract termination costs. The Company currently expects to incur approximately $45 million to complete the plan during 2015, but may incur additional charges in future periods.

A summary of the activity related to the Manufacturing and Supply Chain Optimization Plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance as of December 28, 2013	$—	$—	$—	$—	$—
Cost of sales special charges	7	—	—	—	7
Special charges	12	—	5	8	25
Non-cash charges used	—	—	(5)	—	(5)
Cash payments	(5)	—	—	(2)	(7)
Balance as of January 3, 2015	$14	$—	$—	$6	$20
2012 Business Realignment Plan
During 2012, the Company incurred charges of $185 million resulting from the realignment of its product divisions into two new operating divisions: the Implantable Electronic Systems Division (combining its legacy Cardiac Rhythm Management and Neuromodulation product divisions) and the Cardiovascular and Ablation Technologies Division (combining its legacy Cardiovascular and Atrial Fibrillation product divisions). In addition, the Company centralized certain support functions, including information technology, human resources, legal, business development and certain marketing functions. The organizational changes are part of a comprehensive plan to accelerate the Company's growth, reduce costs, leverage economies of scale and increase investment in product development. In connection with the realignment, the Company recognized severance costs and other termination benefits after management determined that such severance and benefit costs were probable and estimable, inventory write-offs associated with discontinued cardiovascular product lines and incremental depreciation charges and fixed asset write-offs, primarily associated with information technology assets no longer expected to be utilized or with a limited remaining useful life. Additionally, the Company recognized $18 million of other restructuring costs which included $7 million of contract termination costs and $11 million of other costs.
During 2013, the Company incurred additional charges totaling $220 million related to the 2012 Business Realignment Plan initiated during 2012. Of the $220 million incurred, the Company recognized severance costs and other termination benefits, after management determined that such severance and benefit costs were probable and estimable, inventory write-offs primarily associated with discontinued product lines, fixed asset write-offs related to information technology assets no longer expected to be utilized as well as other restructuring costs. Of the $102 million in other restructuring costs, $64 million was associated with distributor and other contract termination costs and office consolidation costs, including a $23 million charge related to the termination of a research agreement, and $38 million was associated with other costs, all as part of the Company's continued integration efforts.
During 2014, the Company announced additional organizational changes including the combination of its Implantable Electronic Systems Division and Cardiovascular and Ablation Technologies Division, resulting in an integrated R&D organization and a consolidation of manufacturing and supply chain operations worldwide. The integration was conducted in a phased approach during 2014. In connection with these actions, the Company incurred $108 million of special charges associated with the 2012 Business Realignment Plan. These charges primarily included severance and other termination benefits and $36 million of other restructuring costs, including $22 million of distributor and other contract termination costs, $10 million associated with the discontinuation of a clinical trial and $4 million related to a planned exit of a facility in Europe. Additionally, the Company recognized inventory and fixed asset write-offs related to a discontinued clinical trial and fixed asset write-offs associated with projects abandoned under the new realigned structure. The Company currently expects to incur approximately $6 million to complete the plan during 2015.

A summary of the activity related to the 2012 Business Realignment Plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance as of December 31, 2011	$—	$—	$—	$—	$—
Cost of sales special charges	5	17	—	2	24
Special charges	104	—	41	16	161
Non-cash charges used	—	(17)	(41)	(3)	(61)
Cash payments	(52)	—	—	(7)	(59)
Foreign exchange rate impact	1	—	—	—	1
Balance as of December 29, 2012	58	—	—	8	66
Cost of sales special charges	—	30	—	5	35
Special charges	75	—	13	97	185
Non-cash charges used	—	(30)	(13)	(4)	(47)
Cash payments	(79)	—	—	(73)	(152)
Balance as of December 28, 2013	54	—	—	33	87
Cost of sales special charges	8	8	13	1	30
Special charges	36	—	7	35	78
Non-cash charges used	—	(8)	(20)	—	(28)
Cash payments	(69)	—	—	(56)	(125)
Foreign exchange rate impact	(3)	—	—	(1)	(4)
Balance as of January 3, 2015	$26	$—	$—	$12	$38
2011 Restructuring Plan
During 2011, the Company incurred special charges related to restructuring actions to realign certain activities in the Company's legacy Cardiac Rhythm Management business and sales and selling support organizations. The restructuring actions included phasing out Cardiac Rhythm Management manufacturing and R&D operations in Sweden, reductions in the Company's workforce and rationalizing product lines. In connection with the staged phase-out of the manufacturing and R&D operations in Sweden, the Company began recognizing severance costs and other termination benefits for over 650 employees in accordance with ASC Topic 420, Exit or Disposal Cost Obligations whereby certain employee termination costs are recognized over the employees’ remaining future service period. Additionally, the Company recognized certain severance costs for 550 employees after management determined that such severance and benefit costs were probable and estimable, in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. During 2012, the Company incurred additional charges totaling $102 million related to the restructuring actions initiated during 2011. The charges primarily related to other restructuring charges of $51 million, which included $37 million of restructuring related charges associated with the Company's legacy Cardiac Rhythm Management business and sales and selling support organizations (of which $13 million primarily related to idle facility costs in Sweden). The remaining charges included $8 million of contract termination costs and $6 million of other costs. Additionally, the Company incurred costs related to severance and other termination benefits primarily associated with the phase out of operations in Sweden and inventory obsolescence charges primarily related with the rationalization of product lines. During 2013, the Company recognized additional charges totaling $24 million related to the 2011 Restructuring Plan. The charges primarily related to other restructuring costs, including idle facility costs in Sweden and other contract termination costs, severance costs and other termination benefits as well as fixed asset write-offs. During 2014, no additional charges were recognized and no additional charges are expected going forward as the 2011 Restructuring Plan is now complete.

A summary of the activity related to the 2011 Restructuring Plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance as of December 31, 2011	$54	$—	$—	$18	$72
Cost of sales special charges	11	13	—	20	44
Special charges	27	—	—	31	58
Non-cash charges used	—	(13)	—	(4)	(17)
Cash payments	(68)	—	—	(47)	(115)
Foreign exchange rate impact	1	—	—	(1)	—
Balance as of December 29, 2012	25	—	—	17	42
Special charges	5	—	1	18	24
Non-cash charges used	—	—	(1)	—	(1)
Cash payments	(21)	—	—	(29)	(50)
Balance as of December 28, 2013	9	—	—	6	15
Cash payments	(9)	—	—	(4)	(13)
Balance as of January 3, 2015	$—	$—	$—	$2	$2
Other Special Charges
Intangible asset impairment charges: During 2014, 2013 and 2012, the Company recognized intangible asset impairment charges where the fair values of certain intangible assets were less than their carrying values. During 2014, the Company recognized impairment charges of $50 million and $8 million to write-down certain indefinite-lived IPR&D assets and an indefinite-lived tradename asset, respectively, to fair value. During 2013, the Company recognized impairment charges of $15 million and $14 million to write-down an indefinite-lived IPR&D asset and an indefinite-lived tradename asset, respectively, to fair value. During 2012, the Company recognized $31 million of impairment charges for certain developed technology intangible assets. The Company also recognized $13 million and $2 million of impairment charges during 2013 and 2012, respectively, associated with customer relationship intangible assets recognized in connection with legacy acquisitions involved in the distribution of the Company's products. See Note 11 for further discussion of these intangible asset impairment charges.
Legal settlements: During 2014, the Company recognized a $48 million gain related to a favorable judgment and resolution in a patent infringement case. Partially offsetting this gain, the Company recognized $37 million of legal settlement expense for three unrelated legal settlements (see Note 5). During 2013, the Company agreed to settle a dispute on licensed technology associated with certain product lines. In connection with the settlement, which resolved all disputed claims, the Company recognized a $22 million charge. During 2012, the Company agreed to settle a dispute on licensed technology for the Company's Angio-Seal™ vascular closure devices. In connection with this legal settlement, which resolved all disputed claims and included a fully-paid perpetual license, the Company recognized a $28 million settlement expense and a $12 million licensed technology intangible asset to be amortized over the technology's remaining patent life.
Product field action costs and litigation costs: During 2014, the Company initiated an advisory letter to physicians for patients implanted with certain ICDs that were identified as having a potential battery anomaly. As a result, the Company recognized charges of $23 million in cost of sales special charges, primarily for scrapped inventory as well as additional warranty and patient monitoring costs. During 2014, the Company also recognized a $4 million benefit in cost of sales special charges due to lower than expected costs related to the voluntary product field action initiated in late 2012 associated with certain neuromodulation implantable pulse generator charging systems. During 2013, the Company recognized charges of $10 million in cost of sales special charges for additional costs related to the 2012 neuromodulation voluntary product field action. During 2012, the Company recognized charges of $27 million, of which $25 million was charged to cost of sales special charges, for costs primarily related to the 2012 neuromodulation voluntary product field action.
During 2014, 2013 and 2012, the Company recognized $31 million, $28 million and $16 million, respectively, of litigation charges for expected future probable and estimable legal costs associated with outstanding legal matters related to the Company's product field actions. Charges in excess of the amounts accrued are reasonably possible and depend on a number of factors, such as the type of claims received and the cost to defend.

NOTE 9 – INCOME TAXES
The Company's earnings before income taxes as generated from its U.S. and international operations are as follows (in millions):

	2014	2013	2012
U.S.	$157	$(17)	$316
International	911	801	689
Earnings before income taxes and noncontrolling interest	$1,068	$784	$1,005
Income tax expense consisted of the following (in millions):

	2014	2013	2012
Current:
U.S. federal	$150	$101	$236
U.S. state and other	11	7	16
International	39	108	78
Total current	200	216	330
Deferred	(87)	(124)	(77)
Income tax expense	$113	$92	$253

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of deferred tax assets and liabilities are as follows (in millions):

	2014	2013
Deferred income tax assets:
Net operating loss carryforwards	$415	$402
Tax credit carryforwards	119	75
Inventories	134	136
Stock-based compensation	46	47
Compensation and benefits	131	123
R&D expenditures, capitalized for tax	92	112
Accrued liabilities and other	129	130
	1,066	1,025
Less: valuation allowance	(400)	(368)
Deferred income tax assets, net	666	657
Deferred income tax liabilities:
Unrealized gain on available-for-sale securities	(9)	(11)
Property, plant and equipment	(171)	(189)
Intangible assets	(322)	(352)
Deferred income tax liabilities	(502)	(552)
Net deferred income tax assets (liabilities)	$164	$105
As of January 3, 2015, the Company had U.S. federal net operating loss carryforwards, the tax effect of which was $14 million and U.S. tax credit carryforwards, the tax effect of which was $56 million that will expire from 2017 through 2032 if not utilized. The Company also has state tax carryforwards, the tax effect of which was $79 million, that have an unlimited carryforward period. These amounts are subject to annual usage limitations. In addition, the Company had foreign tax net operating loss carryforwards, the tax effect of which was $401 million as of January 3, 2015. These tax attributes have an unlimited carryforward period.
The Company establishes valuation allowances for deferred tax assets when, after consideration of all positive and negative evidence, it is considered more-likely-than-not that a portion of the deferred tax assets will not be realized. Certain of the Company's subsidiaries in international tax jurisdictions, however, are in cumulative loss positions and have experienced cumulative losses in recent periods. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset that is difficult to overcome when determining that a valuation allowance is not needed against deferred tax assets. The Company's valuation allowances of $400 million and $368 million as of January 3, 2015 and December 28, 2013, respectively, reduced the carrying value of deferred tax assets associated with certain net operating loss and tax credit carryforwards in these tax jurisdictions.
A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	2014	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. state income taxes, net of federal tax benefit	0.2	0.6	0.5
International taxes at lower rates	(19.6)	(13.6)	(12.1)
Tax benefits from domestic manufacturer's deduction	(1.2)	(1.9)	(2.2)
Research and development credits	(2.8)	(4.6)	(1.1)
Puerto Rico excise tax	(1.7)	(3.0)	(1.8)
Tax settlements	—	(1.9)	4.6
Noncontrolling interest	1.8	3.6	—
Other	(1.1)	(2.5)	2.3
Effective income tax rate	10.6%	11.7%	25.2%
Currently, the Company’s operations in Puerto Rico, Costa Rica and Malaysia have various tax incentive grants. In 2014, 2013 and 2012, the tax reductions as compared to the local statutory rates favorably impacted diluted net earnings per share attributable to St. Jude Medical, Inc. by $1.06, $0.96 and $0.67, respectively. Unless these grants are extended, they will expire between 2018 and 2026. The Company’s historical practice has been to renew, extend or obtain new tax incentive grants upon expiration of existing tax incentive grants.
The Company has not recorded U.S. deferred income taxes on approximately $4.2 billion of its non-U.S. subsidiaries' undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

The Company recognizes liabilities for uncertain tax positions that require application of accounting estimates that are subject to the inherent uncertainties associated with the tax audit process, and therefore include certain contingencies. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company recognized interest and penalties, net of tax benefit, of $4 million, $2 million and $22 million during fiscal years 2014, 2013 and 2012, respectively. The Company's accrued liability for gross interest and penalties was $44 million, $37 million and $69 million as of January 3, 2015, December 28, 2013 and December 29, 2012, respectively.
The following table summarizes the activity related to the Company's uncertain tax positions (in millions):

	2014	2013	2011
Balance at beginning of year	$315	$314	$205
Increases related to current year tax positions	67	74	38
Increases related to prior year tax positions	6	33	90
Reductions related to prior year tax positions	(27)	(16)	(18)
Reductions related to settlements / payments	(27)	(90)	(1)
Expiration of the statute of limitations for the assessment of taxes	(6)	—	—
Balance at end of year	$328	$315	$314

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all material U.S. federal, state, foreign and local income tax matters for all tax years through 2004. In February 2014, the U.S. Internal Revenue Service (IRS) completed an audit of the

Company’s 2008 and 2009 tax returns, and proposed adjustments in an audit report. The Company has begun and intends to vigorously defend its positions and initiated defense of these adjustments at the IRS appellate level. An unfavorable outcome could have a material negative impact on the Company's effective income tax rate in future periods. The Company does not expect its uncertain tax positions to change significantly over the next 12 months.

NOTE 10 – RETIREMENT PLANS
Defined Contribution Plans: The Company has a 401(k) retirement savings plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to IRS limitations, with the Company matching a portion of the employees' contributions at the discretion of the Company's Board of Directors. In addition, the Company has defined contribution programs for employees in certain countries outside the United States. Company contributions under all defined contribution plans totaled $26 million each year in 2014, 2013 and 2012, respectively.
The Company also has a non-qualified deferred compensation plan that provides certain officers and employees the ability to defer a portion of their compensation until a later date. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates upon retirement, death or termination from the Company. The deferred compensation liability, which is classified as other liabilities, was approximately $301 million and $282 million as of January 3, 2015 and December 28, 2013, respectively.
Defined Benefit Plans: The Company has funded and unfunded defined benefit plans for employees in certain countries outside the United States. The liability totaled $31 million and $21 million as of January 3, 2015 and December 28, 2013, respectively, which approximated the actuarial calculated unfunded liability. The amount of funded plan assets and the amount of pension expense was not material.

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
Derivative instruments: The Company’s derivative instruments consist of foreign currency exchange contracts and interest rate swap contracts. The Company classifies these instruments as level 2 as the fair value is determined using inputs other than observable quoted market prices. These inputs include spot and forward foreign currency exchange rates and interest rates that the Company obtains from standard market data providers. The fair value of the Company’s outstanding foreign currency exchange contracts was not material as of January 3, 2015 or December 28, 2013.
Contingent consideration: The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The Company measures the liability on a recurring basis using Level 3 inputs including projected revenues or cash flows, growth rates, discount rates, probabilities of payment and projected payment dates. Projected revenues are based on the Company's most recent internal operating budgets and long-term strategic plans. Increases or decreases to any of the inputs may result in significantly higher or lower fair value measurements.

A summary of assets and liabilities measured at fair value on a recurring basis as of January 3, 2015 and December 28, 2013 is as follows (in millions):

	Balance Sheet Classification	January 3, 2015	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$729	$729	$—	$—
Available-for-sale securities	Other current assets	30	30	—	—
Trading securities	Other assets	301	301	—	—
Total assets		$1,060	$1,060	$—	$—

Liabilities
Contingent consideration	Other liabilities	$50	$—	$—	$50
Total liabilities		$50	$—	$—	$50

	Balance Sheet Classification	December 28, 2013	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$875	$875	$—	$—
Available-for-sale securities	Other current assets	35	35	—	—
Trading securities	Other assets	279	279	—	—
Total assets		$1,189	$1,189	$—	$—

Liabilities
Contingent consideration	Other liabilities	$195	$—	$—	$195
Total liabilities		$195	$—	$—	$195

The recurring Level 3 fair value measurements of the Company's contingent consideration liability include the following significant unobservable inputs (in millions):

Contingent Consideration Liability	Fair Value as of January 3, 2015	Valuation Technique	Unobservable Inputs

Nanostim regulatory-based milestone	$50	Probability Weighted Discounted Cash Flow	Discount Rate	5.00%
			Probability of Payment	95%
			Projected Years of Three Annual Payments	2016, 2017, 2018
Total contingent consideration liability	$50

Additionally, the following table provides a reconciliation of the beginning and ending balances of the Company's contingent consideration liabilities associated with its Endosense acquisition subsequent to the August 19, 2013 acquisition date and its Nanostim acquisition subsequent to the October 11, 2013 acquisition date, as of January 3, 2015 (in millions):

	Endosense	Nanostim	Total
Balance as of December 29, 2012	$—	$—	$—
Purchase price contingent consideration	132	56	188
Change in fair value of contingent consideration	1	—	1
Foreign currency translation	6	—	6
Balance as of December 28, 2013	139	56	195
Change in fair value of contingent consideration	28	(6)	22
Payment of contingent consideration	(155)	—	(155)
Foreign currency translation	(12)	—	(12)
Balance as of January 3, 2015	$—	$50	$50
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The fair value measurement standard also applies to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. A summary of the valuation methodologies used for the respective nonfinancial assets and liabilities measured at fair value on a nonrecurring basis is as follows:
Long-lived assets: When events or changes in circumstances require, the Company measures the fair value of its long-lived assets, such as its definite-lived intangible assets and property, plant and equipment using independent appraisals, market models and discounted cash flow models. A discounted cash flow model requires inputs to a present value cash flow calculation including a risk-adjusted discount rate, operating budgets, long-term strategic plans and remaining useful lives of the asset or asset group.
During 2014, 2013 and 2012, the Company recognized $25 million, $14 million and $41 million of fixed asset write-offs. During 2014, the fixed asset write-offs were associated with the discontinuation of a clinical trial and projects abandoned under the new realigned structure. During 2013 and 2012, the incremental depreciation charges and fixed asset write-offs primarily related to information technology assets no longer expected to be utilized. As all of the fixed assets identified had no alternative future use and therefore no discrete future cash flows, all of the assets were fully impaired.
During 2013 and 2012, the Company recognized $13 million and $2 million, respectively, of intangible asset impairments primarily associated with customer relationship intangible assets acquired in connection with certain legacy acquisitions of businesses involved in the distribution of the Company's products. Due to the changing dynamics of the U.S. healthcare market, specifically as it relates to hospital purchasing practices, the Company determined that these intangible assets had no future discrete cash flows and were fully impaired.
During 2012, the Company determined that certain developed technology intangible assets were impaired, as the Company's updated expectations for the future cash flows of the related neuromodulation product lines decreased, ultimately resulting in the related assets' fair value falling below carrying value. As a result, the Company recognized a $23 million impairment charge to write-down the intangible assets to their estimated fair value of $3 million using a discounted cash flow model. The fair value measurement of these intangible assets are considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value, including the terminal growth rate, royalty rate, discount rate and projected future cash flows. The Company also determined that certain other developed technology intangible assets were fully impaired as the related product lines were discontinued and the related intangible assets had no discrete future cash flows. As a result, the Company recognized an $8 million impairment charge to fully write-off the developed technology intangible assets.

Goodwill: During the third quarter of 2014, the Company performed an interim goodwill impairment test because it significantly changed the composition of the net assets of its reporting units whereby it combined its two legacy reporting units. For this test, the Company bypassed the qualitative assessment and proceeded directly to step one of the two-step goodwill impairment test. In performing the first step, the Company utilized the market approach as computed by its market capitalization plus an estimated control premium. As a result of performing this test, the Company determined that no impairment existed. The fair value inputs utilized in the market approach are considered Level 2 in the fair value hierarchy due to the utilization of quoted prices in active markets for similar assets or liabilities in determining the estimated control premium. During the fourth quarter of 2014, the Company performed its annual goodwill impairment test by bypassing the qualitative assessment and proceeding directly to step one using the market approach described above. As a result of performing this test, the Company determined that no impairment existed.
During the fourth quarters of 2013 and 2012, the Company assessed qualitative factors and determined that no impairments existed since it was more-likely-than-not that the fair values of its reporting units that existed at those times were more than their carrying amounts. The qualitative assessment considered such factors as macroeconomic conditions, industry and market considerations, cost factors, financial performance, entity specific events, changes in net assets and a sustained decrease in share price.
Indefinite-lived intangible assets: During 2014, the Company recognized impairment charges of $58 million for certain IPR&D intangible assets and a tradename intangible asset to reflect their estimated fair value of $55 million. The Company utilized a discounted cash flow model for each individual asset. The impairments were triggered by clinical information received in the third and fourth quarters of 2014, resulting in the Company revising its expectations, including a decrease in the market opportunity and an increase in the cost and length of time to bring the related products to market. The fair value measurements of these intangible assets are considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value, including the terminal growth rate, royalty rate, discount rate and projected future cash flows.
During 2013, the Company performed its annual qualitative assessment of its indefinite-lived intangible assets by considering many of the above factors and subsequently determined that a quantitative impairment analysis was further necessary for certain indefinite-lived tradename and IPR&D assets as the Company concluded it was more-likely-than-not that the fair value of these assets were less than their respective carrying amounts. The Company utilized a discounted cash flow model for each individual asset and recognized an impairment charge of $29 million to write-down the related assets to their estimated fair value of $50 million. The impairments were due primarily to the Company's revised expectations, including an increase in the cost and length of time to bring the related products to market through regulatory approval. The fair value measurements of these intangible assets are considered Level 3 in the fair value hierarchy due to the use of unobservable inputs used to measure fair value, including the terminal growth rate, royalty rate, discount rate and projected future cash flows.
No indefinite-lived intangible asset impairment charges were recognized during 2012.
Cost method investments: The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other assets and measured at fair value on a nonrecurring basis. The carrying value of these investments was $71 million and $69 million as of January 3, 2015 and December 28, 2013, respectively. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. When measured on a nonrecurring basis, the Company’s cost method investments are considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.
Fair Value Measurements of Other Financial Instruments
The aggregate fair value of the Company’s fixed-rate senior notes as of January 3, 2015 (measured using quoted prices in active markets) was $2,357 million compared to the aggregate carrying value of $2,273 million (inclusive of the terminated interest rate swaps and unamortized debt discounts). The fair value of the Company’s variable-rate debt obligations as of January 3, 2015 approximated their aggregate $1,593 million carrying value due to the variable interest rate and short-term nature of these instruments. The Company also had $713 million and $498 million of cash equivalents invested in short-term deposits and interest and non-interest bearing bank accounts as of January 3, 2015 and December 28, 2013, respectively.

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses foreign currency forward contracts, interest rate swaps and interest rate contracts to manage risks generally associated with foreign exchange rate and interest rate fluctuations. The information that follows explains the various types of derivatives financial instruments and how they are used by the Company, how such instruments are accounted for and how they impact the Company's financial position and performance.
Foreign Currency Forward Contracts
The Company hedges a portion of its foreign currency exchange rate risk through the use of forward exchange contracts. The Company uses forward exchange contracts to manage foreign currency exposures related to intercompany receivables and payables arising from intercompany purchases of manufactured products. These forward contracts are not designated as qualifying hedging relationships under ASC Topic 815. The Company measures its foreign currency exchange contracts at fair value on a recurring basis. The fair value of its outstanding contracts was immaterial as of January 3, 2015 and December 28, 2013. During fiscal years 2014, 2013 and 2012 the net amount of gains (losses) the Company recorded to other (income) expense for its forward currency exchange contracts not designated as hedging instruments under ASC Topic 815 were net gains of $9 million, $15 million and $7 million, respectively. These net gains were almost entirely offset by corresponding net losses on the foreign currency exposures being managed. The Company does not enter into contracts for trading or speculative purposes. The Company’s policy is to enter into foreign currency forward contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.
Interest Rate Swap
In prior periods, the Company has chosen to hedge the fair value of certain debt obligations through the use of interest rate swap contracts. For interest rate swap contracts that are designated and qualify as fair value hedges, changes in the value of the fair value hedge are recognized as an asset or liability, as applicable, offsetting the changes in the fair value of the hedged debt instrument. When outstanding, the Company’s swap contracts are recorded on the Consolidated Balance Sheets as a component of other current assets, other assets, other current liabilities or other liabilities based on the gain or loss position of the contract and the contract maturity date. Additionally, any payments made or received under the swap contracts are accrued and recognized as interest expense. In June 2012, the Company terminated the interest rate swap it had entered into concurrent with the March 2010 issuance of the 2016 Senior Notes and received a cash payment of $24 million. The gain from terminating the interest rate swap agreement has been reflected as an increase to the carrying value of the debt and is being amortized as a reduction of interest expense resulting in a net average interest rate of 1.3% that will be recognized over the remaining term of the 2016 Senior Notes.
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
NOTE 13 – PRODUCT AND GEOGRAPHIC INFORMATION
Segment Information
On January 28, 2014, the Company announced further organizational changes to combine its Implantable Electronic Systems Division and Cardiovascular and Ablation Technologies Division, resulting in an integrated R&D organization and a consolidation of manufacturing and supply chain operations worldwide. The integration was conducted in a phased approach during 2014. The Company's continuing global realignment efforts are focused on streamlining its organization to improve productivity, reduce costs and leverage its scale to drive additional growth. During 2014, the Company changed the information regularly reviewed by its Chief Executive Officer, whom the Company has determined to be its Chief Operating Decision Maker, such that it now operates as a single operating segment and derives its revenues from six principal product categories.

The Company's six principal product categories are as follows: tachycardia implantable cardioverter defibrillator (ICD) systems, bradycardia pacemaker (pacemaker) systems, atrial fibrillation products (electrophysiology introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems), vascular products (vascular closure products, pressure measurement guidewires, optical coherence tomography imaging products, vascular plugs, heart failure monitoring device and other vascular accessories), structural heart products (heart valve replacement and repair products and structural heart defect devices) and neuromodulation products (spinal cord stimulation and radiofrequency ablation to treat chronic pain and deep brain stimulation to treat movement disorders). The Company generates its revenues from the sale of products it develops, manufactures and distributes globally. The Company had no individual customer that represented 10 percent or more of its consolidated revenues during 2014, 2013 or 2012.
Product Information
The following table presents net sales from external customers for the Company's six principal product categories (in millions):

Net Sales	2014	2013	2012
ICD Systems	$1,746	$1,741	$1,743
Pacemaker Systems	1,047	1,042	1,111
Atrial Fibrillation Products	1,044	957	898
Vascular Products	709	704	716
Structural Heart Products	639	631	612
Neuromodulation Products	437	426	423
Net sales	$5,622	$5,501	$5,503
Geographic Information
The following table presents net sales by significant country based on customer location (in millions):

Net Sales	2014	2013	2012
United States	$2,657	$2,596	$2,594
Japan	526	567	665
Other foreign countries	2,439	2,338	2,244
Net sales	$5,622	$5,501	$5,503
The amounts for long-lived assets by significant country include net property, plant and equipment by physical location of the asset as follows (in millions):

Long-Lived Assets	January 3, 2015	December 28, 2013	December 29, 2012
United States	$1,005	$1,045	$1,036
Other foreign countries	338	365	389
Total long-lived assets	$1,343	$1,410	$1,425

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
(in millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter

Fiscal Year 2014:
Net sales	$1,363	$1,448	$1,372	$1,439
Gross profit	980	1,015	960	1,014
Net earnings before noncontrolling interest	239	246	232	238
Net earnings attributable to St. Jude Medical, Inc.	249	270	238	245
Basic net earnings per share attributable to St. Jude Medical, Inc.	$0.88	$0.95	$0.83	$0.86
Diluted net earnings per share attributable to St. Jude Medical, Inc.	$0.86	$0.93	$0.82	$0.84

Fiscal Year 2013:
Net sales	$1,338	$1,403	$1,338	$1,422
Gross profit	961	1,021	953	992
Net earnings before noncontrolling interest	222	107	252	111
Net earnings attributable to St. Jude Medical, Inc.	223	115	262	123
Basic net earnings per share attributable to St. Jude Medical, Inc.	$0.78	$0.41	$0.91	$0.42
Diluted net earnings per share attributable to St. Jude Medical, Inc.	$0.78	$0.40	$0.90	$0.42

During the first, second, third and fourth quarters of 2014, the Company recognized after-tax charges of $25 million, $21 million, $39 million and $65 million, respectively, in its Net earnings attributable to St. Jude Medical, Inc. These charges primarily related to the 2012 Business Realignment Plan and Manufacturing and Supply Chain Optimization Plan, acquisition-related charges, intangible asset impairment charges, product field action and litigation charges and legal settlement expenses, partially offset by income tax benefits for discrete income tax adjustments and a favorable legal settlement. See Notes 2, 6, 8, 9 and 11 for further information.

During the first, second and fourth quarters of 2013, the Company recognized after-tax charges of $40 million, $160 million and $171 million, respectively, in its Net earnings attributable to St. Jude Medical, Inc. These charges primarily related to the 2012 Business Realignment Plan and 2011 Restructuring Plan, debt retirement costs associated with the make-whole redemption payments and the write-off of unamortized debt issuance costs, acquisition-related charges, product field action and litigation charges, a legal settlement charge and an income tax expense charge related to uncertain tax positions in foreign jurisdictions, partially offset by income tax benefits from enactment of a tax law and the settlement of domestic tax audits. See Notes 2, 4, 6, 8, 9 and 11 for further information.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934) as of January 3, 2015. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of and for the year ended January 3, 2015.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of January 3, 2015. Our internal control over financial reporting as of January 3, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of January 3, 2015.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended January 3, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the captions Proposal to Elect Directors, Director Qualifications, Director Nomination Process, Director Independence and Audit Committee Financial Literacy and Expertise, Committees of the Board of Directors and Section 16(a) Beneficial Ownership Reporting Compliance in St. Jude Medical’s Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference. The information set forth under the caption Executive Officers of the Registrant in Part I, Item 1 of this Form 10-K is incorporated herein by reference.
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
The information set forth under the captions Compensation of Directors, Director Compensation Table, Executive Compensation and Compensation Committee Interlocks and Insider Participation in St. Jude Medical’s Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes information regarding our equity compensation plans in effect as of January 3, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Stock plans approved by shareholders (3)	17,644,526	$44.75	12,221,918

St. Jude Medical, Inc. 2007 Employee Stock Purchase Plan approved by shareholders	—	—	5,164,259

All equity compensation plans approved by shareholders	17,644,526	$44.75	17,386,177

Equity compensation plans not approved by shareholders	—	—	—

Total	17,644,526	$44.75	17,386,177

Footnotes

(1)
Excludes, as of January 3, 2015, 7,995 shares underlying outstanding stock options assumed by us in connection with our acquisition of Advanced Neuromodulation Systems, Inc. (ANS) which were originally granted pursuant to the following plans of ANS: the Quest Medical, Inc. 1995 Stock Option Plan, the Quest Medical, Inc. 1998 Stock Option Plan, the ANS 2000 Stock Option Plan, the ANS 2001 Employee Stock Option Plan, the ANS 2002 Stock Option Plan and the ANS 2004 Stock Incentive Plan. The options are administered pursuant to the terms of the plan under which they were originally granted. No future options will be granted under these acquired plans.

(2)
The shares available for future issuance as of January 3, 2015 included 107,439 shares available for restricted stock grants under the St. Jude Medical, Inc. 2000 Stock Plan, as amended; and, if all remaining shares authorized for issuance under the 2007 Stock Incentive Plan, as amended and restated, were allocated to full value awards such that no additional stock options could be granted under the 2007 Stock Incentive Plan, up to 4,805,944 shares available for full value awards under the 2007 Stock Incentive Plan.

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
The information set forth under the captions Related Person Transactions and Director Independence and Audit Committee Financial Literacy and Expertise in St. Jude Medical’s Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm in St. Jude Medical’s Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this Report		Page
	(1)	Financial Statements
		Reports of Independent Registered Public Accounting Firm	60
		Consolidated Statements of Earnings – Fiscal Years ended January 3, 2015, December 28, 2013 and December 29, 2012	62
		Consolidated Statements of Comprehensive Income – Fiscal Years ended January 3, 2015, December 28, 2013 and December 29, 2012	63
		Consolidated Balance Sheets – January 3, 2015 and December 28, 2013	64
		Consolidated Statements of Shareholders’ Equity – Fiscal Years ended January 3, 2015, December 28, 2013 and December 29, 2012	65
		Consolidated Statements of Cash Flows – Fiscal Years ended January 3, 2015, December 28, 2013 and December 29, 2012	66
		Notes to the Consolidated Financial Statements	67
	(2)	Financial Statement Schedules
		Schedule II – Valuation and Qualifying Accounts	103
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

10.3	St. Jude Medical, Inc. Management Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 6, 2014. *

10.4
St. Jude Medical, Inc. Management Savings Plan, restated effective January 1, 2008, is incorporated by reference to Exhibit 10.1 of St. Jude Medical’s Current Report on Form 8-K filed on October 29, 2008. *

10.5
First Amendment to the St. Jude Medical, Inc. Management Savings Plan is incorporated by reference to Exhibit 4.2 to St. Jude Medical's Registration Statement on Form S-8 filed on August 8, 2012 (Commission File No. 333-183158). *

10.6
Second Amendment to the St. Jude Medical, Inc. Management Savings Plan is incorporated by reference to Exhibit 10.6 to St. Jude Medical's Annual Report on Form 10-K for the year ended December 28, 2013. *

Exhibit	Exhibit Index

10.7
Third Amendment to the St. Jude Medical, Inc. Management Savings Plan is incorporated by reference to Exhibit 10.2 to St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended September 27, 2014. *

10.8
Fourth Amendment to the St. Jude Medical, Inc. Management Savings Plan is incorporated by reference to Exhibit 10.3 to St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended September 27, 2014. *

10.9	Fifth Amendment to the St. Jude Medical, Inc. Management Savings Plan. *#

10.10
St. Jude Medical, Inc. 2007 Employee Stock Purchase Plan, as amended effective August 1, 2013, is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013.*

10.11	St. Jude Medical, Inc. 2002 Stock Plan, as amended and restated (2014). *#

10.12
Form of Non-Qualified Stock Option Agreement (amended 2011) and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2002 Stock Plan, as amended, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011.*

10.13	St. Jude Medical, Inc. 2006 Stock Plan, as amended and restated (2014). *#

10.14
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (amended 2011) and related Notice of Non-Qualified Stock Option Grant for options granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.2 to St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.15
Form of Non-Qualified Stock Option Agreement for Employees (amended 2011) and the related Notice of Non-Qualified Stock Option Grant for options granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.3 of St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011.*

10.16
Form of Non-Qualified Stock Option Agreement (amended 2011) and related Notice of Non-Qualified Stock Option Grant for options granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.4 of St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.17
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (amended 2011) and related Notice of Non-Qualified Stock Option Grant for options granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.5 of St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.18
Form of Restricted Stock Award Agreement (amended 2011) and related Restricted Stock Award Certificate for restricted stock granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.6 to St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.19
Form of Restricted Stock Units Award Agreement (amended 2011) and related Restricted Stock Units Award Certificate for restricted stock units granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.7 to St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

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

10.21
Form of Non-Qualified Stock Option Agreement for Employees and the related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.22 of St. Jude Medical, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012. *

10.22	St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended and restated (2014). *#

10.23
Form of Non-Qualified Stock Option Agreement (Global) and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan is incorporated by reference to Exhibit 10.24 of St. Jude Medical, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012.*

10.24
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan is incorporated by reference to Exhibit 10.25 of St. Jude Medical, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012. *

10.25
Form of Restricted Stock Award Agreement and related Restricted Stock Award Certificate for restricted stock granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan is incorporated by reference to Exhibit 10.26 of St. Jude Medical, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012. *

10.26
Form of Restricted Stock Units Award Agreement (Global) and related Restricted Stock Units Award Certificate for restricted stock units granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan is incorporated by reference to Exhibit 10.27 of St. Jude Medical, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012. *

10.27
Form of Severance Agreement between St. Jude Medical, Inc. and executive officers hired prior to December 10, 2012 is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on January 7, 2009. *

10.28
Form of Severance Agreement between St. Jude Medical, Inc. and executive officers hired on or after December 10, 2012 is incorporated by reference to Exhibit 10.35 of St. Jude Medical, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012. *

10.29
Multi-Year $1,500,000,000 Credit Agreement dated as of May 31, 2013 among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, and the other Lenders party thereto, is incorporated by reference to Exhibit 10.39 of St. Jude Medical's Annual Report on Form 10-K for the year ended December 28, 2013.

10.30
$500,000,000 Term Loan Agreement dated as of June 26, 2013 between St. Jude Medical, Inc., as the Borrower, and Bank of America, N.A., as the Lender is incorporated by reference to Exhibit 10.40 of St. Jude Medical's Annual Report on Form 10-K for the year ended December 28, 2013.

10.31
$250,000,000 Term Loan Agreement dated as of August 6, 2014 between St. Jude Medical, Inc., as the Borrower, and Bank of America, N.A., as the Lender is incorporated by reference to Exhibit 10.1 of St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended September 27, 2014.

Exhibit	Exhibit Index

12	Computation of Ratio of Earnings to Fixed Charges. #

21	Subsidiaries of the Registrant. #

23	Consent of Independent Registered Public Accounting Firm. #

24	Power of Attorney. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101
Financial statements from the Annual Report on Form 10-K of St. Jude Medical, Inc. for the year ended January 3, 2015, formatted in XBRL: (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
#	Filed as an exhibit to this Annual Report on Form 10-K.

(b)	Exhibits: Reference is made to Item 15(a)(3).

(c)	Schedules:
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance	Additions		Deductions
Description	at Beginning of Year	Charged to Expense	Other (2)	Write-offs (1)	Other (2)	Balance at End of Year
Allowance for doubtful accounts:
Fiscal year ended
January 3, 2015	$45	$14	$—	$(6)	$—	$53
December 28, 2013	$47	$14	$—	$(16)	$—	$45
December 29, 2012	$101	$6	$1	$(61)	$—	$47

Description	Balance at Beginning of Year	Additions	Deductions	Other (3)	Balance at End of Year
Valuation allowance - Deferred tax assets:
Fiscal year ended
January 3, 2015	$368	$44	$(13)	$1	$400
December 28, 2013	$228	$140	$(7)	$7	$368
December 29, 2012	$157	$76	$(5)	$—	$228

(1)
Uncollectible accounts written off, net of recoveries. During 2012, the Company wrote-off $55 million related to its Greek distributor, previously reserved for during the fiscal year ended December 31, 2011.

(2)	Primarily represents the effects of changes in foreign currency translation.

(3)	Primarily represents the effects of changes in foreign currency translation and tax adjustments for changes in statutory tax rates.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JUDE MEDICAL, INC.

Date:	February 26, 2015	By:	/s/ DANIEL J. STARKS
Daniel J. Starks
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of February, 2015.

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