Form 10-Q
period 2015-04-04
ST JUDE MEDICAL INC
filed 2015-05-07
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.
Commission File Number: 1-12441
ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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

The number of shares of common stock, par value $0.10 per share, outstanding on May 1, 2015 was 281,177,315.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net sales	$1,345	$1,363
Cost of sales:
Cost of sales before special charges	393	382
Special charges	2	1
Total cost of sales	395	383
Gross profit	950	980
Selling, general and administrative expense	430	444
Research and development expense	167	170
Amortization of intangible assets	24	21
Special charges	4	33
Operating profit	325	312
Interest income	(1)	(1)
Interest expense	21	21
Other (income) expense	(3)	—
Other expense, net	17	20
Earnings before income taxes and noncontrolling interest	308	292
Income tax expense	52	53
Net earnings before noncontrolling interest	256	239
Less: Net loss attributable to noncontrolling interest	(6)	(10)
Net earnings attributable to St. Jude Medical, Inc.	$262	$249

Net earnings per share attributable to St. Jude Medical, Inc.:
Basic	$0.93	$0.88
Diluted	$0.91	$0.86
Cash dividends declared per share:	$0.29	$0.27
Weighted average shares outstanding:
Basic	283.0	284.4
Diluted	287.1	289.3
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net earnings before noncontrolling interest	$256	$239
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale securities	1	—
Unrealized gain (loss) on derivative financial instruments, net of taxes of $5 million	29	—
Foreign currency translation adjustment	(127)	10
Other comprehensive income (loss), net of tax	(97)	10
Total comprehensive income before noncontrolling interest	159	249
Total comprehensive loss attributable to noncontrolling interest	(6)	(10)
Total comprehensive income attributable to St. Jude Medical, Inc.	$165	$259
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share amounts)
(Unaudited)

	April 4, 2015	January 3, 2015
ASSETS
Current Assets
Cash and cash equivalents	$695	$1,442
Accounts receivable, less allowance for doubtful accounts of $52 million and $53 million at April 4, 2015 and January 3, 2015, respectively	1,194	1,215
Finished goods	536	543
Work in process	82	77
Raw materials	190	164
Inventories	808	784
Other current assets	496	473
Total current assets	3,193	3,914
Property, plant and equipment, at cost	2,741	2,775
Less: Accumulated depreciation	(1,433)	(1,432)
Net property, plant and equipment	1,308	1,343
Goodwill	3,509	3,532
Intangible assets, net	825	851
Other assets	579	567
TOTAL ASSETS	$9,414	$10,207
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$1,737	$1,593
Accounts payable	208	151
Income taxes payable	72	60
Other current liabilities	749	862
Total current liabilities	2,766	2,666
Long-term debt	1,767	2,273
Other liabilities	999	1,024
Total liabilities	5,532	5,963
Commitments and Contingencies (Note 4)	—	—
Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 280,199,780 and 286,659,901 shares issued and outstanding at April 4, 2015 and January 3, 2015, respectively)	28	29
Additional paid-in capital	10	118
Retained earnings	4,075	4,225
Accumulated other comprehensive income (loss)	(270)	(173)
Total shareholders' equity before noncontrolling interest	3,843	4,199
Noncontrolling interest	39	45
Total shareholders’ equity	3,882	4,244
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,414	$10,207

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Three Months Ended	April 4, 2015	March 29, 2014
OPERATING ACTIVITIES
Net earnings before noncontrolling interest	$256	$239
Adjustments to reconcile net earnings before noncontrolling interest to net cash from operating activities:
Depreciation of property, plant and equipment	54	55
Amortization of intangible assets	24	21
Stock-based compensation	17	17
Deferred income taxes	(13)	16
Other, net	(32)	(8)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(47)	67
Inventories	(46)	(65)
Other current and noncurrent assets	2	13
Accounts payable and accrued expenses	(6)	(103)
Income taxes payable	25	21
Net cash provided by operating activities	234	273
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(33)	(46)
Proceeds from sale of investments	—	4
Other investing activities, net	(1)	—
Net cash used in investing activities	(34)	(42)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued, net	38	60
Excess tax benefits from stock issued under employee stock plans	5	9
Common stock repurchased, including related costs	(500)	(476)
Dividends paid	(77)	(72)
Issuances (payments) of commercial paper borrowings, net	390	326
Payments under debt facilities	(750)	—
Other financing activities, net	(6)	(6)
Net cash used in financing activities	(900)	(159)
Effect of currency exchange rate changes on cash and cash equivalents	(47)	1
Net increase (decrease) in cash and cash equivalents	(747)	73
Cash and cash equivalents at beginning of period	1,442	1,373
Cash and cash equivalents at end of period	$695	$1,446
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION
Principles of Consolidation: The accompanying unaudited Condensed Consolidated Financial Statements of St. Jude Medical, Inc. (St. Jude Medical or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (U.S. generally accepted accounting principles) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s consolidated results of operations, financial position and cash flows. The Condensed Consolidated Balance Sheet at January 3, 2015 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries for which St. Jude Medical has a controlling financial interest and variable interest entities (VIEs) where St. Jude Medical is the primary beneficiary. The Company operates as a single operating segment and derives its revenues from six principal product categories.

Fiscal Year: We utilize a 52/53-week fiscal year ending on the Saturday nearest December 31st. Each of the three-month periods ended April 4, 2015 and March 29, 2014 included 13 weeks.

Reclassifications: Certain prior period amounts have been reclassified to conform to current year presentation.

New Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will supersede the current revenue recognition requirements. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are evaluating our approach to the adoption and the potential impact to our results of operations and financial position. The Company will adopt the new guidance beginning in fiscal year 2017.

In February 2015, the FASB issued ASU No. 2015-02 (ASU 2015-02), Consolidation (Topic 810): Amendments to the Consolidation Analysis, which affects both the variable interest entity and voting interest entity consolidation models. The amendments in ASU 2015-02 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is, however, permitted. The Company is evaluating its approach to the adoption and the potential impact to its results of operations and financial position.

In April 2015, the FASB issued ASU No. 2015-03 (ASU 2015-03), Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with retrospective application required. Early adoption is, however, permitted. The Company is evaluating the timing of adoption and the potential impact to its financial position.

In April 2015, the FASB issued ASU No. 2015-04 (ASU 2015-04), Compensation-Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, which permits entities to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The amendments in ASU 2015-04 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with prospective application required. Early adoption is, however, permitted. The Company plans to elect the accounting policy prospectively in accordance with ASU 2015-04 by using December 31 when it performs its measurements as of January 2, 2016 and for all fiscal years thereafter. The Company does not expect the adoption of this ASU to have a material impact on the Company’s results of operations or financial condition.

In April 2015, the FASB issued ASU No. 2015-05 (ASU 2015-05), Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about how to account for cloud computing arrangements when such arrangements include software licenses. The amendments in ASU 2015-05 are effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years, with either retrospective application or prospective transition permitted. Early adoption is, however, permitted. The Company is evaluating the timing of adoption and the potential impact to its results of operations and financial condition.

NOTE 2 – BUSINESS COMBINATIONS AND VARIABLE INTEREST ENTITIES
Spinal Modulation: In June 2013, the Company made an equity investment of $40 million in Spinal Modulation, Inc. (Spinal Modulation) a privately-held company that is focused on the development of an intraspinal neuromodulation therapy that delivers spinal cord stimulation targeting the dorsal root ganglion to manage chronic pain. The investment agreement resulted in a 19% voting equity interest and provided the Company with the exclusive right, but not the obligation, to acquire Spinal Modulation for payments of up to $300 million during the period that extends through the completion of certain regulatory milestones. Additionally, in connection with the investment and contingent acquisition agreement, the Company also entered into an exclusive international distribution agreement, and obtained significant decision-making rights over Spinal Modulation's operations and economic performance. At the time of the initial agreement, the Company also committed to providing additional debt financing to Spinal Modulation of up to $15 million. Accordingly, effective June 7, 2013, the Company determined that Spinal Modulation was a VIE for which St. Jude Medical was the primary beneficiary with the financial condition and results of operations of Spinal Modulation included in St. Jude Medical's Condensed Consolidated Financial Statements. Through April 4, 2015, the Company had increased the available financing to Spinal Modulation to $25 million, and as of April 4, 2015, Spinal Modulation had utilized $20 million of the total available financing. The following table summarizes Spinal Modulation’s assets and liabilities included in St. Jude Medical Inc.'s consolidated balance sheet as of April 4, 2015 after elimination of all intercompany balances and transactions (in millions):

April 4, 2015
Cash and cash equivalents	$9
Other current assets	7
Goodwill	46
In-process research and development (IPR&D)	45
Other intangible assets	7
Total assets	$114

Current liabilities	$7
Deferred income taxes	19
Total liabilities	$26

Non-controlling interest	$39

The Company has had a 19% voting equity interest in Spinal Modulation and allocated the losses attributable to Spinal Modulation's noncontrolling shareholders to noncontrolling interest in St. Jude Medical's Condensed Consolidated Statements of Earnings and Condensed Consolidated Balance Sheets. On May 1, 2015, the Company exercised its exclusive option to acquire the remaining ownership interest in Spinal Modulation (see Notes 3 and 7).

NOTE 3 – DEBT
The carrying value of the Company’s debt, including discounts, the fair value of an interest rate swap agreement and the remaining deferred gain from a terminated interest rate swap agreement, consisted of the following (in millions):

	April 4, 2015	January 3, 2015
Term loan due June 2015	$—	$500
Term loan due August 2015	—	250
2.50% senior notes due 2016	504	506
3.25% senior notes due 2023	897	896
4.75% senior notes due 2043	696	696
1.58% Yen-denominated senior notes due 2017	68	68
2.04% Yen-denominated senior notes due 2020	106	107
Yen-denominated credit facilities	54	54
Commercial paper borrowings	1,179	789
Total debt	3,504	3,866
Less: current debt obligations	1,737	1,593
Long-term debt	$1,767	$2,273
Contractual maturities of the Company's debt for the next five fiscal years and thereafter, excluding discounts, the fair value of an interest rate swap agreement and the remaining deferred gain from a terminated interest rate swap agreement, as of April 4, 2015 are as follows (in million):

	Remainder of 2015	2016	2017	2018	2019	After 2019
Expected future minimum principal payments	$1,206	$527	$68	$—	$—	$1,707
During the first quarter of 2015, the Company repaid its 2-year, $500 million unsecured term loan due June 2015 and its 364-day, $250 million unsecured term loan due August 2015. The Company also increased its commercial paper balance to support the Company’s common stock repurchases during the first quarter of 2015. Refer to Note 7 for further information on the Company's common stock repurchase.
The yen-denominated credit facility that expired in March 2015 for 3.25 billion Japanese Yen (the equivalent of $27 million as of April 4, 2015) was automatically extended for a one-year period bearing interest at Yen LIBOR plus 0.25%.
On May 1, 2015, the Company entered into a 364-day, $175 million unsecured term loan that matures in April 2016, the proceeds of which were used to acquire the remaining ownership interest in Spinal Modulation. These borrowings bear interest at LIBOR plus 0.9% and the Company may repay the term loan at any time.

NOTE 4 – COMMITMENTS AND CONTINGENCIES
Product Liability Litigation
Riata® Litigation: On December 17, 2014, the Company entered into an agreement that establishes a private settlement program to resolve the actions, disputes and claims-both filed and unfiled-of certain claimants against St. Jude Medical, Inc. relating to its Riata® and Riata® ST Silicone Defibrillation Leads. The agreement was entered into with a group of counsel representing plaintiffs in proceedings in jurisdictions around the country as well as claimants with Riata leads who have not initiated litigation. St. Jude Medical, Inc. accrued $15 million in the fourth quarter of 2014 to fund the settlement, which resolved approximately 950 of the outstanding, pending cases and claims. The terms of the agreement provide that, under certain circumstances, the Company can elect to terminate the settlement program and exercise its “walk away” right. The time period in which eligible claimants can submit their documentation to participate in the settlement closed during the first quarter of 2015.

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

As of May 1, 2015, the Company is aware of four lawsuits, of more than 70 filed as of December 17, 2014, which were filed by plaintiffs in the U.S. alleging injuries caused by, and asserting product liability claims concerning, Riata® and Riata® ST Silicone Defibrillation Leads where counsel for the claimant has advised that the claimant will not participate in the above-described settlement program. The four remaining lawsuits are pending in the state courts of Georgia, Illinois, Kentucky and South Carolina.

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

Securities and Other Shareholder Litigation

March 2010 Securities Class Action Litigation: In March 2010, a securities lawsuit seeking class action status was filed in federal district court in Minnesota against the Company and certain officers (collectively, the defendants) on behalf of purchasers of St. Jude Medical common stock between April 22, 2009 and October 6, 2009. The lawsuit relates to the Company's earnings announcements for the first, second and third quarters of 2009, as well as a preliminary earnings release dated October 6, 2009. The complaint, which seeks unspecified damages and other relief as well as attorneys' fees, alleges that the defendants failed to disclose that it was experiencing a slowdown in demand for its products and was not receiving anticipated orders for cardiac rhythm management devices. Class members allege that the defendant's failure to disclose the above information resulted in the class purchasing St. Jude Medical stock at an artificially inflated price. In December 2011, the Court issued a decision denying a motion to dismiss filed by the defendants in October 2010. In October 2012, the Court granted plaintiffs' motion to certify the case as a class action and the discovery phase of the case closed in September 2013. In October 2013, the defendants filed a motion for summary judgment. In November 2014, the defendants filed a motion for leave to proceed with a motion to decertify the class, which the Court denied in December 2014. On February 18, 2015, the parties entered into a written settlement agreement resolving the case, pending notification to class members and subject to court approval. Under the settlement, the Company agreed to make a payment of $50 million to resolve all of the class claims and recorded a charge of that amount during the fourth quarter of 2014. The Company had estimated its damages exposure on the claims alleged to be approximately $475 million. A preliminary order approving the settlement was entered by the District Court on March 9, 2015. The final settlement approval hearing will take place on June 12, 2015. During the first quarter of 2015, the Company received insurance recoveries of $40 million. The Company intends to pursue collection of additional insurance recoveries from one of its insurance carriers.

December 2012 Securities Litigation: On December 7, 2012, a putative securities class action lawsuit was filed in federal district court in Minnesota against the Company and an officer (collectively, the defendants) for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the defendants between October 17, 2012 and November 20, 2012. The complaint, which sought unspecified damages and other relief as well as attorneys' fees, challenges the Company’s disclosures concerning its high voltage cardiac rhythm lead products during the purported class period. On December 10, 2012, a second putative securities class action lawsuit was filed in federal district court in Minnesota against the Company and certain officers for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the Company between October 19, 2011 and November 20, 2012. The second complaint alleged similar claims and sought similar relief. In March 2013, the Court consolidated the two cases and appointed a lead counsel and lead plaintiff. A consolidated amended complaint was served and filed in June 2013, alleging false or misleading representations made during the class period extending from February 5, 2010 through November 7, 2012. In September 2013, the defendants filed a motion to dismiss the consolidated amended complaint. On March 10, 2014, the Court ruled on the motion to dismiss, denying the motion in part and granting the motion in part. On October 7, 2014, the lead plaintiff filed a second amended complaint. Like the original consolidated amended complaint, the plaintiffs did not assert any specific amount of compensation in the second amended complaint. The plaintiffs filed their motion for class certification on January 15, 2015. The Company will file a response, and a hearing before the Court on the plaintiffs' class certification will be scheduled at some point in the future. The Company intends to continue to vigorously defend against the claims asserted in this matter.

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

Governmental Investigations

In March 2010, the Company received a Civil Investigative Demand (CID) from the Civil Division of the Department of Justice (DOJ). The CID requests documents and sets forth interrogatories related to communications by and within the Company on various indications for implantable cardioverter defibrillator (ICD)s and a National Coverage Decision issued by Centers for Medicare and Medicaid Services. Similar requests were made of the Company's major competitors. The Company provided its response to the DOJ in June 2010 and no further activity involving the Company has occurred in this matter since then.

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

In April 2014, the Company received a CID from the Civil Division of the DOJ stating that it was investigating the Company for potential False Claims Act violations relating to allegations that certain health care facilities and a physician group may have submitted false claims to federal health care programs as a result of alleged inducements paid by the Company to implant the Company’s cardiac devices. The Company provided its response to the OIG beginning in July 2014 and ending in October 2014. On April 1, 2015, the U.S. District Court for the Southern District of Alabama unsealed a qui tam complaint upon which the CID was based. The unsealed record revealed that the DOJ declined to intervene on February 13, 2015. Thereafter, the qui tam relator moved to dismiss the complaint without prejudice. On April 1, 2015, the Court granted the relator’s motion and dismissed the action.

As indicated, the Company has cooperated with these investigations and has responded to the requests received. However, the Company cannot predict when the outstanding investigations will be resolved, their outcome or their impact on the Company. Based on the Company’s historical experience, the amount paid, if any, in connection with any governmental investigation typically does not bear any relationship the nature or subject of the investigation, the Company cannot reasonably estimate a loss or range of loss, if any, that may result from these matters. The Company has not recorded an expense related to any potential damages in connection with these governmental matters because any potential loss is not probable or reasonably estimable.

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
Changes in the Company’s product warranty liability during the three months ended April 4, 2015 and March 29, 2014 were as follows (in millions):

	Three Months Ended
	April 4, 2015	March 29, 2014
Balance at beginning of period	$35	$37
Warranty expense (income) recognized	(2)	1
Warranty credits issued	(1)	(1)
Balance at end of period	$32	$37

NOTE 5 – SPECIAL CHARGES

The Company recognizes certain transactions and events as special charges in its Condensed Consolidated Financial Statements. These charges (such as restructuring charges, impairment charges, certain legal settlements or product field action costs and litigation costs) result from facts and circumstances that vary in frequency and impact on the Company's results of operations.

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

During the first quarter of 2015, the Company incurred additional charges of $8 million primarily related to severance and other termination benefits as well as other contract termination costs associated with the elimination of certain operational, quality and hardware development activities at a research and development facility and continued exit costs related to a facility closure in the United States. The Company currently expects to incur approximately $40 million during the remainder of 2015 to complete the plan, but may incur additional charges in future periods.

A summary of the activity related to the Manufacturing and Supply Chain Optimization Plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at December 28, 2013	$—	$—	$—	$—	$—
Cost of sales special charges	7	—	—	—	7
Special charges	12	—	5	8	25
Non-cash charges used	—	—	(5)	—	(5)
Cash payments	(5)	—	—	(2)	(7)
Balance at January 3, 2015	14	—	—	6	20
Cost of sales special charges	1	1	—	—	2
Special charges	3	—	—	3	6
Non-cash charges used	—	(1)	—	—	(1)
Cash payments	(5)	—	—	(5)	(10)
Foreign exchange rate impact	—	—	—	(1)	(1)
Balance at April 4, 2015	$13	$—	$—	$3	$16
2012 Business Realignment Plan
During 2012, the Company realigned its product divisions into two new operating divisions: the Implantable Electronic Systems Division (combining its legacy Cardiac Rhythm Management and Neuromodulation product divisions) and the Cardiovascular and Ablation Technologies Division (combining its legacy Cardiovascular and Atrial Fibrillation product divisions). In addition, the Company centralized certain support functions, including information technology, human resources, legal, business development and certain marketing functions. The organizational changes have been part of a comprehensive plan to accelerate the Company's growth, reduce costs, leverage economies of scale and increase investment in product development.
During 2014, the Company announced additional organizational changes including the combination of its Implantable Electronic Systems Division and Cardiovascular and Ablation Technologies Division, resulting in an integrated research and development (R&D) organization and a consolidation of manufacturing and supply chain operations worldwide. The integration was conducted in a phased approach during 2014. In connection with these actions, the Company incurred $108 million of special charges associated with the 2012 Business Realignment Plan. These charges primarily included severance and other termination benefits and other restructuring costs, including distributor and other contract termination costs, costs associated with the discontinuation of a clinical trial and planned exit costs related to a facility in Europe. Additionally, the Company recognized inventory and fixed asset write-offs related to a discontinued clinical trial and fixed asset write-offs associated with projects abandoned under the new realigned structure.
During the first quarter of 2015, the Company incurred additional charges of $5 million primarily related to severance and other termination benefits and other restructuring costs, including contract termination costs, moving expenses and other exit costs predominately associated with the facility closure in Europe. The Company currently expects to incur approximately $4 million during the remainder of 2015 to complete the plan.

A summary of the activity related to the 2012 Business Realignment Plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at December 28, 2013	$54	$—	$—	$33	$87
Cost of sales special charges	8	8	13	1	30
Special charges	36	—	7	35	78
Non-cash charges used	—	(8)	(20)	—	(28)
Cash payments	(69)	—	—	(56)	(125)
Balance at January 3, 2015	26	—	—	12	38
Cost of sales special charges	1	1	—	—	2
Special charges	—	—	1	2	3
Non-cash charges used	—	(1)	(1)	—	(2)
Cash payments	(6)	—	—	—	(6)
Foreign exchange rate impact	(2)	—	—	—	(2)
Balance at April 4, 2015	$19	$—	$—	$14	$33
2011 Restructuring Plan
During 2011, the Company incurred special charges to realign certain activities in the Company's legacy Cardiac Rhythm Management business and sales and selling support organizations. The restructuring actions included phasing out Cardiac Rhythm Management manufacturing and R&D operations in a country in Europe, reductions in the Company's workforce and rationalizing product lines. The 2011 Restructuring Plan was completed in 2013 and the remaining accrual balance is not material.

Other Special Charges

Legal settlements: In connection with the March 2010 Securities Class Action Litigation, the Company recognized $10 million in insurance recoveries as a special benefit during the first quarter of 2015 (see Note 4).

Product field action costs and litigation costs: During the first quarter of 2015, the Company recognized $5 million of litigation charges for expected future probable and estimable legal costs associated with outstanding legal matters related to the Company's product field actions. Charges in excess of the amounts accrued are reasonably possible and depend on a number of factors, such as the type of claims received and the cost to defend. Partially offsetting this special charge, the Company recognized a $2 million benefit in cost of sales special charges for salvaged inventory related to certain ICDs that were identified during 2014 as having a potential battery anomaly.

NOTE 6 – NET EARNINGS PER SHARE
The table below sets forth the computation of basic and diluted net earnings per share attributable to St. Jude Medical, Inc. (in millions, except per share amounts):

	Three Months Ended
	April 4, 2015	March 29, 2014
Numerator:
Net earnings attributable to St. Jude Medical, Inc.	$262	$249
Denominator:
Basic weighted average shares outstanding	283.0	284.4
Dilution associated with stock-based compensation plans	4.1	4.9
Diluted weighted average shares outstanding	287.1	289.3
Basic net earnings per share attributable to St. Jude Medical, Inc.	$0.93	$0.88
Diluted net earnings per share attributable to St. Jude Medical, Inc.	$0.91	$0.86

Approximately 4.1 million and 2.7 million shares of common stock subject to stock options and restricted stock units were excluded from the diluted net earnings per share computation for the three months ended April 4, 2015 and March 29, 2014, respectively, because they were not dilutive.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND SUPPLEMENTAL EQUITY INFORMATION
The tables below present the changes in each component of accumulated other comprehensive income, net of tax, including other comprehensive income and reclassifications out of accumulated other comprehensive income into net earnings for the three months ended April 4, 2015 and March 29, 2014, respectively (in millions):

	Unrealized
	Gain (Loss) On	Unrealized	Foreign	Accumulated
	Available-for-	Gain (Loss) On	Currency	Other
For the three months ended April 4, 2015	sale Securities	Derivative Instruments	translation adjustment	Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as of January 3, 2015	$15	$3	$(191)	$(173)
Other comprehensive income (loss) before reclassifications	3	29	(127)	(95)
Amounts reclassified to net earnings from accumulated other comprehensive income	(2)	—	—	(2)
Other comprehensive income (loss)	1	29	(127)	(97)
Accumulated other comprehensive income (loss) as of April 4, 2015	$16	$32	$(318)	$(270)

	Unrealized
	Gain (Loss) On	Unrealized	Foreign	Accumulated
	Available-for-	Gain (Loss) On	Currency	Other
For the three months ended March 29, 2014	sale Securities	Derivative Instruments	translation adjustment	Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as of December 28, 2013	$17	$3	$26	$46
Other comprehensive income (loss) before reclassifications	—	—	10	10
Amounts reclassified to net earnings from accumulated other comprehensive income	—	—	—	—
Other comprehensive income (loss)	—	—	10	10
Accumulated other comprehensive income (loss) as of March 29, 2014	$17	$3	$36	$56

Income taxes are not provided for foreign translation related to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting items in comprehensive income items that are also recorded as part of net earnings.

The following table provides details about reclassifications out of accumulated other comprehensive income and the line items impacted in the Company's Condensed Consolidated Statements of Earnings during the three months ended April 4, 2015 and March 29, 2014, respectively (in millions):

	Amount reclassified from accumulated other comprehensive income
	Three Months Ended
Details about accumulated other comprehensive income components	April 4, 2015	March 29, 2014	Statements of Earnings Classification

Unrealized gain on available-for-sale securities:
Gain on sale of available-for-sale securities	$(4)	$—	Other (income) expense
Tax effect	2	—	Income tax expense
Net of tax	$(2)	$—

The Company's realized (gains) and losses on its available-for-sales securities are computed using the specific identification method.

Supplemental Equity Information
On January 13, 2015, the Company authorized a share repurchase program of up to $500 million of its outstanding common stock. The Company began repurchasing shares on January 30, 2015. From January 30, 2015 through March 2, 2015, the Company repurchased approximately 7.5 million shares for $500 million at an average repurchase price of $66.96 per share.

The supplemental equity schedules below present changes in the Company's noncontrolling interest for the three months ended April 4, 2015 and March 29, 2014, respectively (in millions):

	Total
	Shareholders'
	Equity
	Before		Total
	Noncontrolling	Noncontrolling	Shareholders'
For the three months ended April 4, 2015	Interest	Interest	Equity
Balance at January 3, 2015	$4,199	$45	$4,244
Net earnings	262	(6)	256
Other comprehensive income (loss)	(97)	—	(97)
Cash dividends declared	(81)	—	(81)
Repurchases of common stock	(500)	—	(500)
Stock-based compensation	17	—	17
Common stock issued under employee stock plans and other, net	38	—	38
Tax benefit from stock plans	5	—	5
Balance at April 4, 2015	$3,843	$39	$3,882

	Total
	Shareholders'
	Equity
	Before		Total
	Noncontrolling	Noncontrolling	Shareholders'
For the three months ended March 29, 2014	Interest	Interest	Equity
Balance at December 28, 2013	$4,231	$173	$4,404
Net earnings	249	(10)	239
Other comprehensive income (loss)	10	—	10
Cash dividends declared	(77)	—	(77)
Repurchases of common stock	(434)	—	(434)
Stock-based compensation	17	—	17
Common stock issued under employee stock plans and other, net	60	—	60
Tax benefit from stock plans	9	—	9
Balance at March 29, 2014	$4,065	$163	$4,228

During the second quarter of 2015, the Company exercised its exclusive option and paid $175 million to Spinal Modulation’s shareholders to obtain the remaining 81% ownership interest in the company that it did not previously own. In accordance with the terms of the original investment agreement, the Company will record estimates for additional payments due upon certain regulatory milestones and achievement of certain revenue targets.

NOTE 8 – INCOME TAXES
As of April 4, 2015, the Company had $335 million accrued for uncertain tax positions, all of which would affect the Company’s effective tax rate if recognized. Additionally, the Company had $47 million accrued for gross interest and penalties as of April 4, 2015. At January 3, 2015, the liability for uncertain tax positions was $328 million and the accrual for gross interest and penalties was $44 million.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all material U.S. federal, state, foreign and local income tax matters for all tax years through 2004. In April 2015, the U.S. Internal Revenue Service (IRS) completed an audit of the Company’s 2010 and 2011 tax returns and proposed adjustments in an audit report. In February 2014, the IRS completed an audit of the Company’s 2008 and 2009 tax returns and also proposed adjustments in an audit report. The Company has begun and intends to vigorously defend certain of its positions and initiated defense of these adjustments at the IRS appellate level. An unfavorable outcome could have a material negative impact on the Company's effective income tax rate in future periods. The Company does not expect its uncertain tax positions to change significantly over the next 12 months.

The Company's effective income tax rate was 16.9% and 18.2% for the first quarter of 2015 and 2014, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events. The effective income tax rate decreased during the three months ended April 4, 2015 compared to the prior year period primarily as a result of changes in the mix of income before income taxes between U.S. and foreign countries.

NOTE 9 – FAIR VALUE MEASUREMENTS
The fair value measurement accounting standard provides a framework for measuring fair value and defines fair value as the price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The standard establishes a valuation hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on independent market data sources. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available. The valuation hierarchy is composed of three categories. The categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The fair value measurement standard applies to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). These financial assets and liabilities include money-market securities, trading marketable securities, available-for-sale marketable securities, derivative instruments and contingent consideration liabilities. The Company continues to record these items at fair value on a recurring basis. The Company does not have any material nonfinancial assets or liabilities that are measured at fair value on a recurring basis. A summary of the valuation methodologies used for the respective financial assets and liabilities measured at fair value on a recurring basis is as follows:
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
The following table summarizes the components of the balance of the Company’s available-for-sale securities at April 4, 2015 and January 3, 2015 (in millions):

	April 4, 2015	January 3, 2015
Adjusted cost	$5	$6
Gross unrealized gains	26	24
Fair value	$31	$30

Derivative instruments: Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments, if available, or more commonly on standard pricing models that use as their basis readily observable market parameters from industry standard data providers. These models reflect contractual terms of the derivatives, including period to maturity and market-based parameters such as foreign currency exchange rates. They do not contain a high level of subjectivity as the techniques used in the models do not require significant judgment and inputs are readily observable from actively quoted markets. The Company classifies these instruments as level 2 (see Note 10).
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

A summary of assets and liabilities measured at fair value on a recurring basis at April 4, 2015 and January 3, 2015 is as follows (in millions):

	Balance Sheet Classification	April 4, 2015	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$219	$219	$—	$—
Available-for-sale securities	Other current assets	31	31	—	—
Foreign currency forward contracts	Other current assets	28	—	28	—
Trading securities	Other assets	315	315	—	—
Foreign currency forward contracts	Other assets	5	—	5	—
Total assets		$598	$565	$33	$—

Liabilities
Contingent consideration	Other liabilities	$27	$—	$—	$27
Total liabilities		$27	$—	$—	$27

	Balance Sheet Classification	January 3, 2015	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$729	$729	$—	$—
Available-for-sale securities	Other current assets	30	30	—	—
Trading securities	Other assets	301	301	—	—
Total assets		$1,060	$1,060	$—	$—

Liabilities
Contingent consideration	Other liabilities	$50	$—	$—	$50
Total liabilities		$50	$—	$—	$50

The recurring Level 3 fair value measurements of the Company's contingent consideration liability include the following significant unobservable inputs (in millions):

Contingent Consideration Liability	Fair Value as of April 4, 2015	Valuation Technique	Unobservable Input	Range

Nanostim revenue-based milestone	$27	Probability Weighted Discounted Cash Flow	Discount Rate	5.00%
			Probability of Payment	90%
			Projected Years of Three Annual Payments	2016, 2017, 2018
Total contingent consideration liability	$27

Additionally, the following table provides a reconciliation of the beginning and ending balances of the Company' contingent consideration liability associated with its Nanostim acquisition since January 3, 2015 as of April 4, 2015 (in millions):

Nanostim
Balance as of January 3, 2015	$50
Change in fair value of contingent consideration	(23)
Balance as of April 4, 2015	$27
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For St. Jude Medical, such measurements of fair value primarily relate to long-lived assets, goodwill, indefinite-lived intangible assets and cost method investments.
Other than the long-lived asset impairment discussed as follows, there were no other material impairments that were measured at fair value on a nonrecurring basis for the three months ended April 4, 2015.
Long-lived assets: During the first quarter of both 2015 and 2014, the Company recognized $1 million of fixed asset write-offs associated with projects abandoned under the new realigned structure. Typically the Company measures the fair value of its long-lived assets, such as its definite-lived intangible assets and property, plant and equipment using independent appraisals, market models and discounted cash flow models. However, as the fixed assets had no alternative future use and therefore no discrete future cash flows, the assets were fully impaired.
Cost method investments: The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other assets and measured at fair value on a nonrecurring basis. The carrying value of these investments was $72 million and $71 million as of April 4, 2015 and January 3, 2015, respectively. The fair value of the Company’s cost method investments was not estimated during the first quarter of 2015 since there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments.
Fair Value Measurements of Other Financial Instruments
The aggregate fair value of the Company’s fixed-rate senior notes at April 4, 2015 (measured using quoted prices in active markets) was $2,386 million compared to the aggregate carrying value of $2,271 million (inclusive of the terminated interest rate swaps and unamortized debt discounts). The fair value of the Company’s variable-rate debt obligations at April 4, 2015 approximated its aggregate $1,233 million carrying value due to the variable interest rate and short-term nature of these instruments. The Company also had $476 million and $713 million of cash equivalents invested in short-term deposits and interest and non-interest bearing bank accounts at April 4, 2015 and January 3, 2015, respectively.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes and it does not use derivatives for trading or speculative purposes. A key risk management objective is to mitigate foreign exchange rate volatility and the associated impact on earnings. The Company's primary way of meeting this objective is for certain of its subsidiaries to enter into derivative contracts with the same critical terms as those subsidiaries’ forecasted amounts of foreign currency costs.

Cash Flow Hedges

In the first quarter of 2015, the Company began to enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications from accumulated other comprehensive income to earnings in the period during which the hedged transactions affect earnings and in the same financial statement line item with the earnings effects of the hedged transaction. The Company may dedesignate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation, but before settlement of the forward contract, are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in earnings on cash flow hedges were not material for the three months ended April 4, 2015. The Company hedges its exposure to the variability in future cash flows of forecasted transactions for periods of up to 24 months. The dollar equivalent gross notional amount of the Company’s foreign exchange forward contracts designated as cash flow hedges at April 4, 2015 was approximately $1.1 billion.

As of April 4, 2015, the Company had a balance of $29 million associated with the after-tax net unrealized gain related to foreign currency forward contracts recorded in accumulated other comprehensive income. Based on exchange rates as of April 4, 2015, the Company expects to reclassify approximately $22 million (after-tax) to earnings over the next 12 months contemporaneously with the earnings effects of the related forecasted transactions (with the impact offset by cash flows from the underlying hedged items).

The following table provides the (gains) losses related to derivative instruments designated as cash flow hedges, including the location in the Condensed Consolidated Statements of Earnings and the Condensed Consolidated Statements of Comprehensive Income (in millions):

Pre-tax (Gain) Loss
	Recognized in	Pre-tax (Gain) Loss Recognized
	Other	in Earnings on Effective Portion		Ineffective Portion of (Gain) Loss
	Comprehensive	of Derivative as a Result of		on Derivative and Amount
Three	Income on Effective	Reclassification from		Excluded from Effectiveness
months	Portion of	Accumulated Other		Testing Recognized
ended	Derivative	Comprehensive Income		in Earnings
April 4, 2015	Amount	Amount	Location	Amount	Location
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$(34)	$—	Cost of sales	$—	Cost of sales

Reclassifications from accumulated other comprehensive income into earnings include accumulated (gains) losses on dedesignated hedges at the time earnings are impacted.

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include dedesignated foreign currency forward contracts that formerly were designated in cash flow hedging relationships (as referenced in the Cash Flow Hedges section above). In addition, the Company enters into foreign currency forward contracts to economically hedge the foreign currency impact of assets and liabilities (including intercompany assets and liabilities) denominated in nonfunctional currencies. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward contracts not designated as hedging instruments totaled $190 million as of April 4, 2015. The fair value of the Company's outstanding contracts was immaterial as of April 4, 2015 and January 3, 2015.
The following table provides the (gains) losses related to derivative instruments not designated as hedging instruments, including the location in the Condensed Consolidated Statements of Earnings (in millions):

	Three months ended April 4, 2015
	(Gain) Loss on Derivatives
	Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Amount	Location
Foreign currency forward contracts	$(9)	Other (income) expense
The net (gains) losses were almost entirely offset by corresponding net (losses) gains on the foreign currency exposures being managed.
Location and Fair Value Amount of Derivative Instruments
The following table summarizes the fair value of the Company’s derivative instruments and their locations in the Condensed Consolidated Balance Sheets as of April 4, 2015 (in millions):

	Assets
Fair Value of Derivative Instruments	Amount	Location
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts	$24	Other current assets
Foreign currency forward contracts	5	Other assets
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	4	Other current assets
Total	$33
Additional information with respect to the fair values of derivative instruments is included in Note 9.
Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

Fair values of the Company's derivatives can change significantly from period to period based on, among other factors, market movements and changes in the Company's positions. However, the Company’s risk is limited to the fair value of the instruments. The Company monitors its exposure to counterparty credit risk (the risk that counterparties will default and not make payments to the Company according to the terms of the agreements) by selecting major international banks and financial institutions as counterparties and by entering into master netting arrangements with counterparties when possible. A master netting arrangement may allow each counterparty to net settle amounts owed between a St. Jude Medical entity and the counterparty as a result of multiple, separate derivative transactions. As of April 4, 2015, St. Jude Medical had International Swaps and Derivatives Association agreements with three applicable banks and financial institutions that contain netting provisions.

The Company has elected to present the fair values of derivative assets and liabilities within the Company’s Condensed Consolidated Balance Sheets on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. However, the following table provides information as though the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of the netting arrangements with each of the counterparties as of April 4, 2015 (in millions):

		Gross Amounts not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
		Gross Amount of
		Eligible Offsetting
	Gross Amount of	Recognized
	Derivative Assets	Derivative Liabilities		Net
	Presented in the	Presented in the	Cash	Amount of
	Condensed Consolidated	Condensed Consolidated	Collateral	Derivative
Derivatives as of April 4, 2015	Balance Sheet	Balance Sheet	Received	Assets
Derivatives subject to master netting agreements	$9	$—	$—	$9
Derivatives not subject to master netting agreements	24			24
Total	$33	$—	$—	$33

For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of April 4, 2015, no cash collateral had been received or pledged related to these derivative instruments.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Our business is focused on the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas, and interventional pain therapy and neurostimulation devices for the management of chronic pain and movement disorders. We operate as a single operating segment and derive our revenues from six principal product categories. Our six principal product categories are as follows: tachycardia implantable cardioverter defibrillator (ICD) systems, bradycardia pacemaker (pacemaker) systems, atrial fibrillation (AF) products (electrophysiology (EP) introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems), vascular products (vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs, a heart failure monitoring device and other vascular accessories), structural heart products (heart valve replacement and repair products and structural heart defect devices) and neuromodulation products (spinal cord stimulation and radiofrequency ablation to treat chronic pain and deep brain stimulation to treat movement disorders). References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.
This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (2014 Form 10-K) for important background including industry-wide and general economic factors affecting our business and our key business drivers.
Recent Developments
Net sales for the first quarter of 2015 decreased 1% to $1,345 million compared to the first quarter of 2014. Foreign currency translation unfavorably decreased our first quarter 2015 net sales by $91 million compared to the same prior year period. Partially offsetting the unfavorable foreign currency translation impact, our net sales increased during the first quarter of 2015 in the following key areas compared to the same prior year period:

•
Our AF Products continued to benefit from increased EP catheter ablation procedures, led by increased net sales from our TactiCath® irrigated ablation catheter that received U.S. Food and Drug Administration (FDA) approval in October 2014 and incremental net sales from our FlexAbility™ ablation catheter that received FDA approval in January 2015.

•	We have also experienced increased net sales from our CardioMEMS™ (Heart Failure) HF System that received FDA approval in May 2014.

•	We have benefited from incremental net sales from our radiofrequency ablation products and related consumable items, acquired as part of our NeuroTherm acquisition in August 2014.

•
We have also experienced incremental net sales from our Quadra Allure MP™ cardiac resynchronization therapy pacemaker (CRT-P) device that received CE Mark approval in December 2014 and we continued to benefit from our Magnetic Resonance Imaging (MRI) pacemaker net sales, most notably in Europe.

In addition to unfavorable foreign currency translation, we have also experienced a net sales decline in our traditional pacemaker and ICD devices and the third party vascular products we distribute in Japan during the first quarter of 2015 compared to the same period in 2014.

Diluted net earnings per share attributable to St. Jude Medical, Inc. for the first quarter of 2015 was $0.91, which resulted from the revenue impacts described above and the following key items which resulted in an overall after-tax benefit of $0.06 per diluted share:

•	We benefited from after-tax benefits of $0.08 per diluted share primarily related to fair value adjustments related to our Nanostim contingent consideration liability.

•	We received insurance recoveries associated with our March 2010 Securities Litigation Case resulting in after-tax benefits of $0.02 per diluted share.

•	We recognized after-tax special charges of $0.03 per diluted share related to restructuring activities.

•	We recognized after-tax special charges of $0.01 per diluted share for product field action costs and litigation costs.

Significant cash flow activity during the first quarter of 2015 included the following key items:

•	We generated $234 million of cash flows from operating activities.

•	We repaid our two unsecured term loans totaling $750 million and received proceeds from net issuances of $390 million of commercial paper.

•	We repurchased approximately 7.5 million shares of our common stock for $500 million at an average repurchase price of $66.96 per share.

RESULTS OF OPERATIONS
Net sales
While we manage our operations globally and believe our product category sales are the most relevant measure of revenue performance, we also utilize geographic area revenue data as a secondary performance measure.
The following table presents net sales to external customers for our six major product categories (in millions):

	Three Months Ended
	April 4, 2015	March 29, 2014	% Change
ICD Systems	$411	$436	(5.6)%
Atrial Fibrillation Products	270	251	7.4%
Pacemaker Systems	232	251	(7.8)%
Vascular Products	177	172	3.5%
Structural Heart Products	147	154	(4.3)%
Neuromodulation Products	108	99	9.0%
Net sales	$1,345	$1,363	(1.3)%
The following table presents net sales by significant geographic area based on customer location (in millions):

	Three Months Ended
	April 4, 2015	March 29, 2014	% Change
United States	$681	$644	5.8%
Europe	343	383	(10.4)%
Japan	117	130	(10.0)%
Other foreign countries	204	206	(0.8)%
Net sales	$1,345	$1,363	(1.3)%
We analyze changes in revenue based on constant currency growth (which includes organic volume and selling price impacts and the impacts of acquisitions) and foreign currency translation impacts. These impacts for the first quarter of 2015 compared to the first quarter of 2014 were as follows:

Three Months Ended April 4, 2015 % Change
Constant currency	5.4%
Translation	(6.7)%
Net sales	(1.3)%
Overall, net sales decreased during the first quarter of 2015 compared to the same prior year period largely driven by unfavorable foreign currency translation impacts of $91 million primarily due to the U.S. dollar strengthening against the Euro and Japanese Yen.

ICD Systems: Foreign currency translation unfavorably impacted our ICD Systems net sales by $23 million (6 percentage points) during the first quarter 2015 compared to the first quarter of 2014. Additionally, we experienced net sales declines in our traditional ICD devices, driven by overall ICD market declines in the mid-single digits during the first quarter of 2015 compared to the first quarter of 2014.

Atrial Fibrillation Products: Our AF Products continued to benefit from increased EP catheter ablation procedures and increased net sales of our intracardiac echocardiography imaging product offerings during the first quarter of 2015 compared to the same prior year period. Incremental net sales associated with our TactiCath® irrigated ablation catheter (FDA approval in October 2014) and our FlexAbility™ ablation catheter (FDA approval in January 2015) led our net sales increase during the first quarter of 2015 compared to the first quarter of 2014. During the first quarter of 2015, foreign currency translation had a $20 million (8 percentage points) unfavorable impact on AF Products net sales compared to the first quarter of 2014.

Pacemaker Systems: Foreign currency translation unfavorably impacted our Pacemaker Systems net sales by $18 million (7 percentage points) during the first quarter 2015 compared to the first quarter of 2014. Additionally, we experienced net sales declines in our traditional pacemaker devices, driven by overall pacemaker market declines in the mid-single digits during the first quarter of 2015 compared to the same prior year period. Partially offsetting the first quarter 2015 decrease in Pacemaker Systems net sales, we experienced incremental net sales from our Quadra Allure MP™ CRT-P device that received CE Mark approval in December 2014 and features quadripolar CRT-P with the MultiPoint Pacing option, providing physicians the ability to pace multiple locations on the left side of the heart. Additionally, we benefited from MRI pacemaker net sales volume increases as we have continued to penetrate the market, most notably in Europe.

Vascular Products: During the first quarter of 2015, our Vascular Products category continued to benefit from incremental net sales related to the FDA approval of our CardioMEMS™ HF System in May 2014 compared to the same prior year period. Partially offsetting our net sales increase, we experienced unfavorable foreign currency translation of $14 million (7 percentage points) during the first quarter of 2015 compared to the first quarter of 2014. Additionally, we have continued to experience a net sales decline in the third party vascular products we distribute in Japan as a result of discontinuing certain distribution relationships.

Structural Heart Products: During the first quarter of 2015, Structural Heart Product net sales were unfavorably impacted by $11 million (7 percentage points) of foreign currency translation compared to the same prior year period. Partially offsetting the unfavorable foreign currency translation impact, Structural Heart Product net sales increased during the first quarter of 2015 driven by increased net sales volumes associated with our AMPLATZER™ vascular plugs, AMPLATZER™ occluder products and Trifecta™ pericardial stented tissue valve.

Neuromodulation Products: Our August 2014 acquisition of NeuroTherm resulted in incremental net sales in our Neuromodulation product category during the first quarter of 2015 compared to the first quarter of 2014. Partially offsetting the increase in Neuromodulation Products net sales, foreign currency translation unfavorably decreased our first quarter 2015 net sales by $5 million (5 percentage points) compared to the same prior year period.

Gross profit
	Three Months Ended
(in millions)	April 4, 2015	March 29, 2014	Change
Gross profit	$950	$980	(3.1)%
Percentage of net sales	70.6%	71.9%	(1.3)	pts.

Our gross profit percentage (or gross margin) for the first quarter of 2015 decreased primarily as a result of a 1.0% negative foreign currency translation impact compared to the first quarter of 2014.

Selling, general and administrative (SG&A) expense
	Three Months Ended
(in millions)	April 4, 2015	March 29, 2014	Change
Selling, general and administrative expense	$430	$444	(3.2)%
Percentage of net sales	32.0%	32.6%	(0.6)	pts.

The decrease in our SG&A expense during the first quarter of 2015 was primarily driven by a decrease in the fair value of our Nanostim contingent consideration liability by $23 million (1.7 percentage points) to reflect a change in the expected timing and probability of future revenue milestone achievements, given the European market pause announced in February 2015. Additionally, during the first quarter of 2015, our SG&A expense has benefited from cost savings initiatives, including benefits associated with our restructuring activities. These benefits have been partially offset by our continued investment in the launch of our CardioMEMS™ HF System and costs associated with NeuroTherm, which we acquired in August 2014.

Research and development (R&D) expense
	Three Months Ended
(in millions)	April 4, 2015	March 29, 2014	Change
Research and development expense	$167	$170	(1.8)%
Percentage of net sales	12.4%	12.5%	(0.1)	pts.

Our R&D expense as a percent of net sales has remained relatively consistent, reflecting our commitment to fund growth through cost effective innovation. Our investment in R&D reflects our commitment to fund long-term growth opportunities while balancing short-term results. Our global R&D activities primarily include research, development, clinical and regulatory efforts. These efforts are primarily focused on product innovation that we anticipate will ultimately improve patient outcomes, reduce overall healthcare costs and provide economic value to our customers while providing the best possible technology available. We will continue to assess our R&D programs in future periods as we focus on the development of new products and the improvement to existing products.

Amortization of intangible assets
	Three Months Ended
(in millions)	April 4, 2015	March 29, 2014	Change
Amortization of intangible assets	$24	$21	14.3%

The increase in our first quarter 2015 intangible asset amortization expense compared to the same prior year period was driven by an increase in our definite-lived intangible assets. In August 2014, we acquired NeuroTherm and recognized $87 million of developed technology intangible assets that have estimated useful lives ranging from 11 to 12 years and a $2 million other intangible asset that has an estimated useful life of five years. Additionally, after receiving FDA approval of our CardioMEMS™ HF System in May 2014, we reclassified $63 million of acquired IPR&D from an indefinite-lived intangible asset to a purchased technology definite-lived intangible asset, and began amortizing the asset over its estimated useful life of 11 years. In October 2014, we also received FDA approval of our TactiCath® irrigated ablation catheter and reclassified $33 million of acquired IPR&D from an indefinite-lived intangible asset to a purchased technology definite-lived intangible asset, and began amortizing the asset over its estimated useful life of seven years.

Special charges
	Three Months Ended
(in millions)	April 4, 2015	March 29, 2014
Cost of sales special charges	$2	$1
Special charges	4	33
	$6	$34
We recognize certain transactions and events as special charges in our consolidated financial statements. These charges (such as restructuring charges, impairment charges, certain legal settlements or product field action costs and litigation costs) result from facts and circumstances that vary in frequency and impact on our results of operations.
Restructuring Activities
During the first quarter of 2015, we continued to incur special charges totaling $13 million related to our Manufacturing and Supply Chain Optimization Plan and 2012 Business Realignment Plan. Of the $13 million incurred, $4 million was recorded to cost of sales special charges.
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
Other Special Charges

Legal settlements: In connection with the March 2010 Securities Class Action Litigation, we recognized $10 million in insurance recoveries as a special benefit during the first quarter of 2015.

Product field action costs and litigation costs: During the first quarter of 2015, we recognized $5 million of litigation charges for expected future probable and estimable legal costs associated with outstanding legal matters related to our product field actions. Charges in excess of the amounts accrued are reasonably possible and depend on a number of factors, such as the type of claims received and the cost to defend. Partially offsetting this special charge, we recognized a $2 million benefit in cost of sales special charges for salvaged inventory related to certain ICDs that were identified during 2014 as having a potential battery anomaly.

Refer to Note 5 of the Condensed Consolidated Financial Statements for additional detail associated with these special charges.

Other expense, net
	Three Months Ended
(in millions)	April 4, 2015	March 29, 2014
Interest income	$(1)	$(1)
Interest expense	21	21
Other (income) expense	(3)	—
Other expense, net	$17	$20

Interest income: Our interest income is dependent on our outstanding cash balances and applicable interest rates.

Interest expense: Our interest expense during the first quarter of 2015 has remained consistent with the same prior year period. Although we repaid our two term loans during the first quarter of 2015, we also increased our commercial paper balance. Our interest expense, however, can vary from period to period based on our average debt balances and corresponding interest rates.

Other (income) expense: Our other (income) expense primarily includes realized gains or losses on our available-for-sale securities and gains or losses on our derivative instruments not designated as hedging instruments. See Notes 7, 9 and 10 of the Condensed Consolidated Financial Statements for further information on our gains and losses impacting other (income) expense.
Income taxes

	Three Months Ended
(as a percent of earnings before income taxes and noncontrolling interest)	April 4, 2015	March 29, 2014
Effective tax rate	16.9%	18.2%
Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events. The effective income tax rate decreased during the three months ended April 4, 2015 compared to the prior year period primarily as a result of changes in the mix of income before income taxes between U.S. and foreign countries.

Net loss attributable to noncontrolling interest

	Three Months Ended
(in millions)	April 4, 2015	March 29, 2014
Net loss attributable to noncontrolling interest	$(6)	$(10)

Net loss attributable to noncontrolling interest represents the elimination of the losses attributable to non-St. Jude Medical ownership interests in St. Jude Medical consolidated entities. The changes in net loss attributable to noncontrolling interest are largely related to the differing periods during which there were non-St. Jude Medical ownership interests in CardioMEMS and Spinal Modulation. Refer to Notes 2 and 7 of the Condensed Consolidated Financial Statements for additional information.

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
As of April 4, 2015, substantially all of our cash and cash equivalents were held by our non-U.S. subsidiaries. A portion of these foreign cash balances are associated with earnings that are permanently reinvested and which we plan to use to support our continued growth plans outside the United States through funding of operating expenses, capital expenditures and other investment and growth opportunities. The majority of these funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practicable to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate funds held by our non-U.S. subsidiaries.

A summary of our cash flows from operating, investing and financing activities is provided in the following table (in millions):

	Three Months Ended
	April 4, 2015	March 29, 2014
Net cash provided by (used in):
Operating activities	$234	$273
Investing activities	(34)	(42)
Financing activities	(900)	(159)
Effect of currency exchange rate changes on cash and cash equivalents	(47)	1
Net increase (decrease) in cash and cash equivalents	$(747)	$73
Operating Cash Flows
Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, inventories, accounts payable, accrued liabilities and income taxes payable.
We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the most recently completed quarter) increased to 81 days at April 4, 2015 from 77 days at January 3, 2015 driven by the seasonal impact of lower sales and slower collection activities we normally experience during the first quarter as compared to the fourth quarter. Our DIOH (ending net inventory divided by average daily cost of sales for the most recently completed six months) increased to 179 days at April 4, 2015 from 170 days at January 3, 2015. Special charges recognized in cost of sales in the six months ended April 4, 2015 reduced our April 4, 2015 DIOH by 3 days. Special charges recognized in cost of sales in the last half of 2014 reduced our January 3, 2015 DIOH by 7 days. The overall increase in our DIOH is the result of more inventory on hand to support our new product launches.
Investing Cash Flows
Our purchases of property, plant and equipment totaled $33 million and $46 million during the first three months of 2015 and 2014, respectively, primarily reflecting our continued investment in our product growth platforms currently in place.
Financing Cash Flows
A summary of our financing cash flows is provided in the following table (in millions):

	Three Months Ended
	April 4, 2015	March 29, 2014
Stock issued under employee stock plans, including tax benefit	$43	$69
Common stock repurchases	(500)	(476)
Dividends paid	(77)	(72)
Debt borrowings, net	(360)	326
Other, net	(6)	(6)
Net cash used in financing activities	$(900)	$(159)

Our financing cash flows can fluctuate significantly depending upon our liquidity needs, the extent of our common stock repurchases and the amount of stock option exercises. Our repurchases of our common stock were funded from cash generated from operations and issuances of commercial paper. We also repaid our two unsecured term loans totaling $750 million.

DEBT AND CREDIT FACILITIES
During the first quarter of 2015, we repaid our 2-year, $500 million unsecured term loan due June 2015 and our 364-day, $250 million unsecured term loan due August 2015. We also increased our commercial paper balance to support our common stock repurchases made during the first quarter of 2015.
The yen-denominated credit facility that expired in March 2015 for 3.25 billion Japanese Yen (the equivalent of $27 million as of April 4, 2015) was automatically extended for a one-year period bearing interest at Yen LIBOR plus 0.25%.
On May 1, 2015, we entered into a 364-day, $175 million unsecured term loan that matures in April 2016, the proceeds of which were used to acquire the remaining ownership interest in Spinal Modulation. These borrowings bear interest at LIBOR plus 0.9% and we may repay the term loan at any time.
Our Credit Facility and Yen Notes contain certain operating and financial covenants. Specifically, the Credit Facility requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.5 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 60% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the Credit Facility, our senior notes and Yen Notes we also have certain limitations on how we conduct our business, including limitations on dividends, additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of April 4, 2015.
DIVIDENDS AND SHARE REPURCHASES
During the three months ended April 4, 2015, the Company declared quarterly cash dividends of $0.29 per common share for a total of $81 million. On May 6, 2015, our Board of Directors authorized a quarterly cash dividend of $0.29 per share payable on July 31, 2015 to shareholders of record as of June 30, 2015. We expect to continue to pay quarterly cash dividends in the foreseeable future, subject to declaration by the Board of Directors.
On January 13, 2015, our Board of Directors authorized a share repurchase program of up to $500 million of our outstanding common stock. We began repurchasing shares on January 30, 2015 and completed the repurchases under the program on March 2, 2015, repurchasing approximately 7,500,000.0 million shares for $500 million at an average repurchase price of $66.96 per share.
NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 1 to the Condensed Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Form 10-K.

CAUTIONARY STATEMENTS
In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast,” “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among other factors, the risks and uncertainties discussed in the sections entitled Off-Balance Sheet Arrangements and Contractual Obligations and Market Risk in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2014 Form 10-K and in the section entitled Risk Factors in Part I, Item 1A in our 2014 Form 10-K as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth as follows.

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
For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2014 Form 10-K.
There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until April 4, 2015. The Company provides risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in Note 10 to the Condensed Consolidated Financial Statements.

Item 4.	CONTROLS AND PROCEDURES
As of April 4, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 4, 2015.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Our significant legal proceedings are discussed in Note 4 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, are incorporated herein by reference and should be considered an integral part of Part II Item 1, "Legal Proceedings."

Item 1A.     RISK FACTORS
There has been no material change in the risk factors set forth in our 2014 Form 10-K. For further information, see Part I, Item 1A, Risk Factors in our 2014 Form 10-K.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On January 14, 2015, our Board of Directors announced a share repurchase program of up to $500 million of our outstanding common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/03/2015 - 01/31/2015	557,100	$66.11	557,100	$463,171,874
02/01/2015 - 03/07/2015	6,910,560	67.02	6,910,560	—
03/08/2015 - 04/04/2015	—	—	—	—
Total	7,467,660	$66.96	7,467,660	$—

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

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended April 4, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

May 7, 2015	/s/ DONALD J. ZURBAY
DATE	DONALD J. ZURBAY
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

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended April 4, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

# Filed as an exhibit to this Quarterly Report on Form 10-Q.