Form 10-Q
period 2015-07-04
ST JUDE MEDICAL INC
filed 2015-08-05
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 4, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.
Commission File Number: 1-12441
ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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

The number of shares of common stock, par value $0.10 per share, outstanding on July 31, 2015 was 281,744,682.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$1,410	$1,448	$2,755	$2,811
Cost of sales:
Cost of sales before special charges	419	407	812	789
Special charges	5	26	7	27
Total cost of sales	424	433	819	816
Gross profit	986	1,015	1,936	1,995
Selling, general and administrative expense	447	502	877	946
Research and development expense	171	178	338	348
Amortization of intangible assets	24	21	48	42
Special charges	30	25	34	58
Operating profit	314	289	639	601
Interest income	—	(1)	(1)	(2)
Interest expense	20	21	41	42
Other (income) expense	—	1	(3)	1
Other expense, net	20	21	37	41
Earnings before income taxes and noncontrolling interest	294	268	602	560
Income tax expense	12	22	64	75
Net earnings before noncontrolling interest	282	246	538	485
Less: Net loss attributable to noncontrolling interest	(8)	(24)	(14)	(34)
Net earnings attributable to St. Jude Medical, Inc.	$290	$270	$552	$519

Net earnings per share attributable to St. Jude Medical, Inc.:
Basic	$1.03	$0.95	$1.96	$1.83
Diluted	$1.02	$0.93	$1.93	$1.80
Cash dividends declared per share:	$0.29	$0.27	$0.58	$0.27
Weighted average shares outstanding:
Basic	281.1	284.2	282.0	284.3
Diluted	285.5	288.9	286.3	289.1
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net earnings before noncontrolling interest	$282	$246	$538	$485
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale securities, net of taxes of $1 million, $0 million, $1 million and $0 million, respectively	(4)	1	(3)	1
Unrealized gain (loss) on derivative financial instruments, net of taxes of $2 million, $0 million, ($3 million) and $0 million, respectively	(17)	—	12	—
Foreign currency translation adjustment	30	(20)	(97)	(10)
Other comprehensive income (loss), net of tax	9	(19)	(88)	(9)
Total comprehensive income before noncontrolling interest	291	227	450	476
Total comprehensive loss attributable to noncontrolling interest	(8)	(24)	(14)	(34)
Total comprehensive income attributable to St. Jude Medical, Inc.	$299	$251	$464	$510
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share amounts)
(Unaudited)

	July 4, 2015	January 3, 2015
ASSETS
Current Assets
Cash and cash equivalents	$910	$1,442
Accounts receivable, less allowance for doubtful accounts of $56 million and $53 million at July 4, 2015 and January 3, 2015, respectively	1,240	1,215
Finished goods	559	543
Work in process	80	77
Raw materials	178	164
Inventories	817	784
Other current assets	459	473
Total current assets	3,426	3,914
Property, plant and equipment, at cost	2,748	2,775
Less: Accumulated depreciation	(1,450)	(1,432)
Net property, plant and equipment	1,298	1,343
Goodwill	3,520	3,532
Intangible assets, net	801	851
Other assets	589	567
TOTAL ASSETS	$9,634	$10,207
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$1,979	$1,593
Accounts payable	179	151
Income taxes payable	—	60
Other current liabilities	856	862
Total current liabilities	3,014	2,666
Long-term debt	1,762	2,273
Other liabilities	1,017	1,024
Total liabilities	5,793	5,963
Commitments and Contingencies (Note 3)	—	—
Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 281,495,754 and 286,659,901 shares issued and outstanding at July 4, 2015 and January 3, 2015, respectively)	28	29
Additional paid-in capital	27	118
Retained earnings	4,047	4,225
Accumulated other comprehensive income (loss)	(261)	(173)
Total shareholders' equity before noncontrolling interest	3,841	4,199
Noncontrolling interest	—	45
Total shareholders’ equity	3,841	4,244
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,634	$10,207

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Six Months Ended	July 4, 2015	June 28, 2014
OPERATING ACTIVITIES
Net earnings before noncontrolling interest	$538	$485
Adjustments to reconcile net earnings before noncontrolling interest to net cash from operating activities:
Depreciation of property, plant and equipment	108	110
Amortization of intangible assets	48	42
Stock-based compensation	37	34
Deferred income taxes	(17)	4
Other, net	(67)	8
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(87)	(14)
Inventories	(53)	(93)
Other current and noncurrent assets	(11)	15
Accounts payable and accrued expenses	(35)	(48)
Income taxes payable	(20)	21
Net cash provided by operating activities	441	564
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(80)	(91)
Proceeds from sale of investments	8	4
Other investing activities, net	(4)	—
Net cash used in investing activities	(76)	(87)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued, net	89	78
Excess tax benefits from stock issued under employee stock plans	14	12
Common stock repurchased, including related costs	(500)	(476)
Dividends paid	(158)	(149)
Issuances (payments) of commercial paper borrowings, net	460	622
Borrowings under debt facilities	175	—
Payments under debt facilities	(750)	—
Purchase of shares from noncontrolling interest	(173)	(344)
Other financing activities, net	(15)	(12)
Net cash used in financing activities	(858)	(269)
Effect of currency exchange rate changes on cash and cash equivalents	(39)	(1)
Net increase (decrease) in cash and cash equivalents	(532)	207
Cash and cash equivalents at beginning of period	1,442	1,373
Cash and cash equivalents at end of period	$910	$1,580
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

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, and other entities for which St. Jude Medical has a controlling financial interest. The Company operates as a single operating segment and derives its revenues from six principal product categories.

Fiscal Year: We utilize a 52/53-week fiscal year ending on the Saturday nearest December 31st. Each of the three-month periods and six-month periods ended July 4, 2015 and June 28, 2014 included 13 weeks and 26 weeks, respectively.

Reclassifications: Certain prior period amounts have been reclassified to conform to current year presentation.

New Accounting Pronouncements: The following table provides a description of recent accounting pronouncements with potential for a material impact on the Company's financial statements or disclosures.

Standard	Description	Required adoption timing and approach	Impact of adoption or other significant matters
Standards not yet adopted
Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606)
The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will supersede the current revenue recognition requirements.
		Annual and interim periods beginning after December 15, 2016, with either retrospective or modified retrospective application permitted. Early adoption is not permitted.	The Company is evaluating its approach to the adoption and the potential impact to its results of operations and financial position.

ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis	The standard affects both the variable interest entity and voting interest entity consolidation models.	Annual and interim periods beginning after December 15, 2015, with either retrospective or modified retrospective application permitted. Early adoption is permitted.	The Company is evaluating its approach to the adoption and the potential impact to its results of operations and financial position.

ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.
		Annual and interim periods beginning after December 15, 2015, with retrospective application required. Early adoption is permitted.	The Company is evaluating the timing of adoption and the potential impact to its financial position.

ASU No. 2015-04, Compensation-Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets
The standard permits entities to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year.
Annual and interim periods beginning after December 15, 2015, with prospective application required. Early adoption is permitted.
The Company plans to early adopt and elect the accounting policy prospectively by using December 31 when it performs its measurements as of January 2, 2016 and for all fiscal years thereafter. The Company does not expect the adoption of this ASU to have a material impact on the Company’s results of operations or financial position.

ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement	The standard provides guidance to customers about how to account for cloud computing arrangements when such arrangements include software licenses.	Annual and interim periods beginning after December 15, 2015, with either prospective or retrospective application permitted. Early adoption is permitted.	The Company is evaluating its approach to the adoption and the potential impact to its results of operations and financial position.

ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory	The standard requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value.	Annual and interim periods beginning after December 15, 2016, with prospective application required. Early adoption is permitted.	The Company is evaluating the timing and the potential impact to its results of operations and financial position.

NOTE 2 – DEBT
The carrying value of the Company’s debt, including discounts, the fair value of an interest rate swap agreement and the remaining deferred gain from a terminated interest rate swap agreement, consisted of the following (in millions):

	July 4, 2015	January 3, 2015
Term loan due June 2015	$—	$500
Term loan due August 2015	—	250
Term loan due April 2016	175	—
2.50% senior notes due 2016	503	506
3.25% senior notes due 2023	896	896
4.75% senior notes due 2043	696	696
1.58% Yen-denominated senior notes due 2017	66	68
2.04% Yen-denominated senior notes due 2020	104	107
Yen-denominated credit facilities	52	54
Commercial paper borrowings	1,249	789
Total debt	3,741	3,866
Less: current debt obligations	1,979	1,593
Long-term debt	$1,762	$2,273
Contractual maturities of the Company's debt for the next five fiscal years and thereafter, excluding any discounts or premiums, as of July 4, 2015 are as follows (in millions):

	Remainder of 2015	2016	2017	2018	2019	After 2019
Expected future minimum principal payments	$1,249	$727	$66	$—	$—	$1,704
During the first quarter of 2015, the Company repaid its 2-year, $500 million unsecured term loan due June 2015 and its 364-day, $250 million unsecured term loan due August 2015. The Company also increased its commercial paper balance to support the Company’s common stock repurchases during the first quarter of 2015. Refer to Note 6 for further information on the Company's common stock repurchases.
During the first quarter of 2015, the yen-denominated credit facility that expired in March 2015 for 3.25 billion Japanese Yen (the equivalent of $26 million as of July 4, 2015) was automatically extended for a one-year period bearing interest at Yen LIBOR plus 0.25%. Additionally, during the second quarter of 2015, the yen-denominated credit facility that expired in June 2015 for 3.25 billion Japanese Yen (the equivalent of $26 million as of July 4, 2015) was automatically extended for a one-year period bearing interest at Yen LIBOR plus 0.27%.
During the second quarter of 2015, the Company entered into a 364-day, $175 million unsecured term loan that matures in April 2016, the proceeds of which were used to acquire the remaining ownership interest in Spinal Modulation, Inc. (Spinal Modulation). These borrowings bear interest at LIBOR plus 0.90% and the Company may repay the term loan at any time.

NOTE 3 – COMMITMENTS AND CONTINGENCIES
Product Liability Litigation
Riata® Litigation: On December 17, 2014, the Company entered into an agreement that establishes a private settlement program to resolve the actions, disputes and claims-both filed and unfiled-of certain claimants against St. Jude Medical, Inc. relating to its Riata® and Riata® ST Silicone Defibrillation Leads. The agreement was entered into with a group of counsel representing plaintiffs in proceedings in jurisdictions around the country as well as claimants with Riata leads who have not initiated litigation. St. Jude Medical, Inc. accrued $15 million in the fourth quarter of 2014 to fund the settlement and related costs. The settlement was expected to resolve approximately 950 of the outstanding, pending cases and claims. The time period in which eligible claimants could submit their documentation to participate in the settlement has now closed with the final settlement comprising 886 claimants. The Company made an initial payment of $13 million to the settlement fund in May 2015. Additional contributions to the fund are not expected to be material.

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

As of July 31, 2015, the Company is aware of four lawsuits, of more than 70 such suits filed as of December 17, 2014, which were filed by plaintiffs in the U.S. alleging injuries caused by, and asserting product liability claims concerning, Riata® and Riata® ST Silicone Defibrillation Leads where the claimant elected to not participate in the above-described settlement program. Three of the remaining lawsuits are pending in the state courts of Illinois, Kentucky and South Carolina. In May 2015, a new lawsuit was commenced in state court in Florida and was removed to and is now pending in the United States District Court for the Middle District of Florida.

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

Securities and Other Shareholder Litigation

March 2010 Securities Class Action Litigation: In March 2010, a securities lawsuit seeking class action status was filed in federal district court in Minnesota against the Company and certain officers (collectively, the defendants) on behalf of purchasers of St. Jude Medical common stock between April 22, 2009 and October 6, 2009. The lawsuit related to the Company's earnings announcements for the first, second and third quarters of 2009, as well as a preliminary earnings release dated October 6, 2009. The complaint, which sought unspecified damages and other relief as well as attorneys' fees, alleged that the defendants failed to disclose that the Company was experiencing a slowdown in demand for its products and was not receiving anticipated orders for cardiac rhythm management devices. Class members alleged that the defendant's failure to disclose the above information resulted in the class purchasing St. Jude Medical stock at an artificially inflated price. In December 2011, the Court issued a decision denying a motion to dismiss filed by the defendants in October 2010. In October 2012, the Court granted plaintiffs' motion to certify the case as a class action and the discovery phase of the case closed in September 2013. In October 2013, the defendants filed a motion for summary judgment. In November 2014, the defendants filed a motion for leave to proceed with a motion to decertify the class, which the Court denied in December 2014. On February 18, 2015, the parties entered into a written settlement agreement resolving the case, pending notification to class members and subject to court approval. Under the settlement, the Company agreed to make a payment of $50 million to resolve all of the class claims and recorded a charge of that amount during the fourth quarter of 2014.

The Company had estimated its damages exposure on the claims alleged to be approximately $475 million. A preliminary order approving the settlement was entered by the District Court on March 9, 2015 with the final settlement order and judgment closing the case entered on June 12, 2015. During the first quarter of 2015, the Company received insurance recoveries of $40 million and continues to pursue collection of the remaining insurance recovery, including interest and attorneys' fees and costs.

December 2012 Securities Litigation: On December 7, 2012, a putative securities class action lawsuit was filed in federal district court in Minnesota against the Company and an officer (collectively, the defendants) for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the defendants between October 17, 2012 and November 20, 2012. The complaint, which sought unspecified damages and other relief as well as attorneys' fees, challenges the Company’s disclosures concerning its high voltage cardiac rhythm lead products during the purported class period. On December 10, 2012, a second putative securities class action lawsuit was filed in federal district court in Minnesota against the Company and certain officers for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the Company between October 19, 2011 and November 20, 2012. The second complaint alleged similar claims and sought similar relief. In March 2013, the Court consolidated the two cases and appointed a lead counsel and lead plaintiff. A consolidated amended complaint was served and filed in June 2013, alleging false or misleading representations made during the class period extending from February 5, 2010 through November 7, 2012. In September 2013, the defendants filed a motion to dismiss the consolidated amended complaint. On March 10, 2014, the Court ruled on the motion to dismiss, denying the motion in part and granting the motion in part. On October 7, 2014, the lead plaintiff filed a second amended complaint. Like the original consolidated amended complaint, the plaintiffs did not assert any specific amount of compensation in the second amended complaint. The plaintiffs filed their motion for class certification on January 15, 2015. The Company will file a response by September 16, 2015, plaintiffs will file a reply by November 16, 2015, and a hearing before the Court on the plaintiffs' class certification will be scheduled at some point in the future. Fact discovery closes December 18, 2015 and the case is expected to be ready for trial in February 2017. The Company intends to continue to vigorously defend against the claims asserted in this matter.

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
Changes in the Company’s product warranty liability during the three and six months ended July 4, 2015 and June 28, 2014 were as follows (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Balance at beginning of period	$32	$37	$35	$37
Warranty expense (income) recognized	(2)	2	(4)	3
Warranty credits issued	(1)	(2)	(2)	(3)
Balance at end of period	$29	$37	$29	$37

NOTE 4 – SPECIAL CHARGES

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

During the second quarter of 2015, the Company incurred additional charges of $27 million primarily related to severance costs and other termination benefits as well as contract termination costs. The Company currently expects to incur approximately $13 million during the remainder of 2015 to complete the plan, but may incur additional charges in future periods.

A summary of the activity related to the Manufacturing and Supply Chain Optimization Plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at December 28, 2013	$—	$—	$—	$—	$—
Cost of sales special charges	7	—	—	—	7
Special charges	12	—	5	8	25
Non-cash charges used	—	—	(5)	—	(5)
Cash payments	(5)	—	—	(2)	(7)
Balance at January 3, 2015	14	—	—	6	20
Cost of sales special charges	1	1	—	—	2
Special charges	3	—	—	3	6
Non-cash charges used	—	(1)	—	—	(1)
Cash payments	(5)	—	—	(5)	(10)
Foreign exchange rate impact	—	—	—	(1)	(1)
Balance at April 4, 2015	13	—	—	3	16
Cost of sales special charges	1	—	—	5	6
Special charges	10	—	—	11	21
Cash payments	(12)	—	—	(11)	(23)
Balance at July 4, 2015	$12	$—	$—	$8	$20

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
During 2014, the Company announced additional organizational changes including the combination of its Implantable Electronic Systems Division and Cardiovascular and Ablation Technologies Division, resulting in an integrated research and development (R&D) organization and a consolidation of manufacturing and supply chain operations worldwide. The integration was conducted in a phased approach during 2014. In connection with these actions, the Company incurred $108 million of special charges associated with the 2012 Business Realignment Plan. These charges primarily included severance and other termination benefits and other restructuring costs, including distributor and other contract termination costs, costs associated with the discontinuation of a clinical trial and planned exit costs related to a facility in Europe. Additionally, the Company recognized inventory and fixed asset write-offs related to the discontinued clinical trial and fixed asset write-offs associated with projects abandoned under the new realigned structure.
During the first quarter of 2015, the Company incurred additional charges of $5 million primarily related to severance and other termination benefits and other restructuring costs, including contract termination costs, moving expenses and other exit costs predominately associated with the facility closure in Europe.
During the second quarter of 2015, the Company incurred additional charges of $9 million primarily related to severance and other termination benefits and other restructuring costs, including contract termination costs, moving expenses and other exit costs predominately associated with the facility closure in Europe. The Company currently expects to incur approximately $2 million during the remainder of 2015 to complete the plan.
A summary of the activity related to the 2012 Business Realignment Plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at December 28, 2013	$54	$—	$—	$33	$87
Cost of sales special charges	8	8	13	1	30
Special charges	36	—	7	35	78
Non-cash charges used	—	(8)	(20)	—	(28)
Cash payments	(69)	—	—	(56)	(125)
Balance at January 3, 2015	26	—	—	12	38
Cost of sales special charges	1	1	—	—	2
Special charges	—	—	1	2	3
Non-cash charges used	—	(1)	(1)	—	(2)
Cash payments	(6)	—	—	—	(6)
Foreign exchange rate impact	(2)	—	—	—	(2)
Balance at April 4, 2015	19	—	—	14	33
Cost of sales special charges	1	2	—	—	3
Special charges	3	—	1	2	6
Non-cash charges used	—	(2)	(1)	—	(3)
Cash payments	(8)	—	—	(4)	(12)
Balance at July 4, 2015	$15	$—	$—	$12	$27

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

Other Special Charges

Legal settlements: In connection with the March 2010 Securities Class Action Litigation, the Company recognized $10 million in insurance recoveries as a special benefit during the first quarter of 2015 (see Note 3).

During the second quarter of 2014, the Company recognized a $27 million gain related to a favorable judgment and resolution in a patent infringement case.

Product field action costs and litigation costs: During the first and second quarter of 2015, the Company recognized $5 million and $3 million, respectively, of litigation charges for expected future probable and estimable legal costs associated with outstanding legal matters related to the Company's product field actions. Charges in excess of the amounts accrued are reasonably possible and depend on a number of factors, such as the type of claims received and the cost to defend. Partially offsetting these special charges, the Company recognized a $2 million benefit during both the first quarter and the second quarter of 2015 in cost of sales special charges for salvaged inventory related to certain ICDs that were identified during 2014 as having a potential battery anomaly. Additionally, the Company recognized a $2 million benefit during the second quarter of 2015 in cost of sales special charges due to lower than expected direct recall costs related to the voluntary product field action initiated in late 2012 associated with certain neuromodulation implantable pulse generator charging systems.

During the second quarter of 2014, the Company recognized $18 million of litigation charges for expected future probable and estimable legal costs associated with outstanding legal matters related to the Company's product field actions.

NOTE 5 – NET EARNINGS PER SHARE
The table below sets forth the computation of basic and diluted net earnings per share attributable to St. Jude Medical, Inc. (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Numerator:
Net earnings attributable to St. Jude Medical, Inc.	$290	$270	$552	$519
Denominator:
Basic weighted average shares outstanding	281.1	284.2	282.0	284.3
Dilution associated with stock-based compensation plans	4.4	4.7	4.3	4.8
Diluted weighted average shares outstanding	285.5	288.9	286.3	289.1
Basic net earnings per share attributable to St. Jude Medical, Inc.	$1.03	$0.95	$1.96	$1.83
Diluted net earnings per share attributable to St. Jude Medical, Inc.	$1.02	$0.93	$1.93	$1.80

Anti-dilutive shares of common stock excluded from diluted net earnings per share attributable to St. Jude Medical, Inc.	2.6	2.7	3.4	1.3

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND SUPPLEMENTAL EQUITY INFORMATION
The tables below present the changes in each component of accumulated other comprehensive income, net of tax, including other comprehensive income and reclassifications out of accumulated other comprehensive income into net earnings for the three and six months ended July 4, 2015, respectively (in millions):

	Unrealized
	Gain (Loss) On	Unrealized	Foreign	Accumulated
	Available-for-	Gain (Loss) On	Currency	Other
For the three months ended July 4, 2015	sale Securities	Derivative Instruments	translation adjustment	Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as of April 4, 2015	$16	$32	$(318)	$(270)
Other comprehensive income (loss) before reclassifications	(2)	(13)	30	15
Amounts reclassified to net earnings from accumulated other comprehensive income	(2)	(4)	—	(6)
Other comprehensive income (loss)	(4)	(17)	30	9
Accumulated other comprehensive income (loss) as of July 4, 2015	$12	$15	$(288)	$(261)

	Unrealized
	Gain (Loss) On	Unrealized	Foreign	Accumulated
	Available-for-	Gain (Loss) On	Currency	Other
For the six months ended July 4, 2015	sale Securities	Derivative Instruments	translation adjustment	Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as of January 3, 2015	$15	$3	$(191)	$(173)
Other comprehensive income (loss) before reclassifications	1	16	(97)	(80)
Amounts reclassified to net earnings from accumulated other comprehensive income	(4)	(4)	—	(8)
Other comprehensive income (loss)	(3)	12	(97)	(88)
Accumulated other comprehensive income (loss) as of July 4, 2015	$12	$15	$(288)	$(261)

The tables below present the changes in each component of accumulated other comprehensive income, net of tax, including other comprehensive income and reclassifications out of accumulated other comprehensive income into net earnings for the three and six months ended June 28, 2014, respectively (in millions):

	Unrealized
	Gain (Loss) On	Unrealized	Foreign	Accumulated
	Available-for-	Gain (Loss) On	Currency	Other
For the three months ended June 28, 2014	sale Securities	Derivative Instruments	translation adjustment	Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as of March 29, 2014	$17	$3	$36	$56
Other comprehensive income (loss) before reclassifications	1	—	(20)	(19)
Amounts reclassified to net earnings from accumulated other comprehensive income	—	—	—	—
Other comprehensive income (loss)	1	—	(20)	(19)
Accumulated other comprehensive income (loss) as of June 28, 2014	$18	$3	$16	$37

	Unrealized
	Gain (Loss) On	Unrealized	Foreign	Accumulated
	Available-for-	Gain (Loss) On	Currency	Other
For the six months ended June 28, 2014	sale Securities	Derivative Instruments	translation adjustment	Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as of December 28, 2013	$17	$3	$26	$46
Other comprehensive income (loss) before reclassifications	1	—	(10)	(9)
Amounts reclassified to net earnings from accumulated other comprehensive income	—	—	—	—
Other comprehensive income (loss)	1	—	(10)	(9)
Accumulated other comprehensive income (loss) as of June 28, 2014	$18	$3	$16	$37

Income taxes are not provided for foreign translation related to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting items in comprehensive income that are also recorded as part of net earnings.

The following table provides details about reclassifications out of accumulated other comprehensive income and the line items impacted in the Company's Condensed Consolidated Statements of Earnings during the three and six months ended July 4, 2015 and June 28, 2014, respectively (in millions):

Details about	Amount reclassified from accumulated other comprehensive income
accumulated other	Three Months Ended		Six Months Ended
comprehensive income components	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014	Statements of Earnings Classification

Unrealized (gain) loss on available-for-sale securities:
(Gain) loss on sale of available-for-sale securities	$(3)	$—	$(7)	$—	Other (income) expense
Tax effect	1	—	3	—	Income tax expense
Net of tax	$(2)	$—	$(4)	$—

Unrealized (gain) loss on derivative financial instruments:
(Gain) loss recognized on derivative financial instruments	$(4)	$—	$(4)	$—	Cost of sales
Tax effect	—	—	—	—	Income tax expense
Net of tax	$(4)	$—	$(4)	$—

The Company's realized (gains) and losses on its available-for-sales securities and derivative financial instruments are computed using the specific identification method.

Supplemental Equity Information
On January 13, 2015, the Company authorized a share repurchase program of up to $500 million of its outstanding common stock. The Company began repurchasing shares on January 30, 2015. From January 30, 2015 through March 2, 2015, the Company repurchased approximately 7.5 million shares for $500 million at an average repurchase price of $66.96 per share.
In June 2013, the Company made an equity investment of $40 million in Spinal Modulation a privately-held company that is focused on the development of an intraspinal neuromodulation therapy that delivers spinal cord stimulation targeting the dorsal root ganglion to manage chronic pain. The investment agreement resulted in a 19% voting equity interest and provided the Company with the exclusive right, but not the obligation, to acquire Spinal Modulation. Additionally, in connection with the investment and contingent acquisition agreement, the Company also entered into an exclusive international distribution agreement, and obtained significant decision-making rights over Spinal Modulation's operations and economic performance. Accordingly, effective June 7, 2013, the Company determined that Spinal Modulation was a variable interest entity for which St. Jude Medical was the primary beneficiary with the financial condition and results of operations of Spinal Modulation included in St. Jude Medical's Condensed Consolidated Financial Statements.
During the second quarter of 2015, the Company exercised its exclusive option and paid $173 million to Spinal Modulation’s shareholders to acquire the remaining 81% ownership interest in the company that it did not previously own and accrued $155 million of contingent consideration (see Note 8). The $173 million paid in the second quarter of 2015 was classified as a financing activity in the Condensed Consolidated Statement of Cash Flows. As the Company retained its controlling interest, the payment for the shares and the accrual for contingent consideration resulted in a decrease in shareholders' equity before noncontrolling interest of $297 million and a decrease in noncontrolling interest of $33 million in St. Jude Medical's Condensed Consolidated Balance Sheets. Spinal Modulation's results of operations continue to be included in the Company's Condensed Consolidated Financial Statements.

The supplemental equity schedules below present changes in the Company's noncontrolling interest and total shareholders' equity for the six months ended July 4, 2015 and June 28, 2014, respectively (in millions):

	Total
	Shareholders'
	Equity
	Before		Total
	Noncontrolling	Noncontrolling	Shareholders'
For the six months ended July 4, 2015	Interest	Interest	Equity
Balance at January 3, 2015	$4,199	$45	$4,244
Net earnings	552	(14)	538
Other comprehensive income (loss)	(88)	—	(88)
Cash dividends declared	(163)	—	(163)
Repurchases of common stock	(500)	—	(500)
Stock-based compensation	35	2	37
Common stock issued under employee stock plans and other, net	89	—	89
Tax benefit from stock plans	14	—	14
Additions (purchases) of noncontrolling ownership interests	(297)	(33)	(330)
Balance at July 4, 2015	$3,841	$—	$3,841

	Total
	Shareholders'
	Equity
	Before		Total
	Noncontrolling	Noncontrolling	Shareholders'
For the six months ended June 28, 2014	Interest	Interest	Equity
Balance at December 28, 2013	$4,231	$173	$4,404
Net earnings	519	(34)	485
Other comprehensive income (loss)	(9)	—	(9)
Cash dividends declared	(154)	—	(154)
Repurchases of common stock	(434)	—	(434)
Stock-based compensation	34	—	34
Common stock issued under employee stock plans and other, net	78	—	78
Tax benefit from stock plans	11	—	11
Measurement period fair value adjustment to noncontrolling interest	—	(36)	(36)
Additions (purchases) of noncontrolling ownership interests	(297)	(47)	(344)
Balance at June 28, 2014	$3,979	$56	$4,035

NOTE 7 – INCOME TAXES
As of July 4, 2015, the Company had $352 million accrued for uncertain tax positions, all of which would affect the Company’s effective tax rate if recognized. Additionally, the Company had $48 million accrued for gross interest and penalties as of July 4, 2015. At January 3, 2015, the liability for uncertain tax positions was $328 million and the accrual for gross interest and penalties was $44 million.
The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all material U.S. federal, state, foreign and local income tax matters for all tax years through 2004. In April 2015, the U.S. Internal Revenue Service (IRS) completed an audit of the Company’s 2010 and 2011 tax returns and proposed adjustments in an audit report. In February 2014, the IRS completed an audit of the Company’s 2008 and 2009 tax returns and also proposed adjustments in an audit report. The Company has begun and intends to vigorously defend certain positions and has initiated defense of these adjustments at the IRS appellate level. An unfavorable outcome could have a material negative impact on the Company's effective income tax rate in future periods. The Company does not expect its uncertain tax positions to change significantly over the next 12 months.

The Company's effective income tax rate was 4.1% and 8.2% for the second quarter of 2015 and 2014, respectively, and 10.6% and 13.4% for the six months ended during 2015 and 2014, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete income tax factors and events. Special charges, acquisition-related costs, adjustments to contingent consideration liabilities and discrete tax items recognized during the second quarter and first six months of 2015 favorably impacted the effective rate by 13.2 percentage points and 6.5 percentage points, respectively. Special charges, acquisition-related costs, adjustments to contingent consideration liabilities and discrete tax items recognized during the second quarter and first six months of 2014 favorably impacted the effective tax rate by 10.1 percentage points and 5.9 percentage points, respectively. Additionally, the effective income tax rate decreased during the second quarter and first six months of 2015 compared to the same prior year periods as a result of changes in the mix of income before income taxes between U.S. and foreign countries.

NOTE 8 – FAIR VALUE MEASUREMENTS
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
The following table summarizes the components of the balance of the Company’s available-for-sale securities at July 4, 2015 and January 3, 2015 (in millions):

	July 4, 2015	January 3, 2015
Adjusted cost	$5	$6
Gross unrealized gains	19	24
Fair value	$24	$30

Derivative instruments: Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments, if available, or more commonly on standard pricing models that use as their basis readily observable market parameters from industry standard data providers. These models reflect contractual terms of the derivatives, including period to maturity and market-based parameters such as foreign currency exchange rates. They do not contain a high level of subjectivity as the techniques used in the models do not require significant judgment and inputs are readily observable from actively quoted markets. The Company classifies these instruments as level 2 (see Note 9).
Contingent consideration: The initial fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The Company measures the liability on a recurring basis using Level 3 inputs including regulatory approval timing, projected revenues or cash flows, growth rates, discount rates, probabilities of payment and projected payment dates. Projected revenues are based on the Company's most recent internal operating budgets and long-term strategic plans. Changes to any of the inputs may result in significantly higher or lower fair value measurements.

A summary of assets and liabilities measured at fair value on a recurring basis at July 4, 2015 and January 3, 2015 is as follows (in millions):

	Balance Sheet Classification	July 4, 2015	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$462	$462	$—	$—
Available-for-sale securities	Other current assets	24	24	—	—
Foreign currency forward contracts	Other current assets	15	—	15	—
Trading securities	Other assets	318	318	—	—
Foreign currency forward contracts	Other assets	3	—	3	—
Total assets		$822	$804	$18	$—

Liabilities
Foreign currency forward contracts	Other current liabilities	$3	$—	$3	$—
Contingent consideration	Other current liabilities	119	—	—	119
Foreign currency forward contracts	Other liabilities	2	—	2	—
Contingent consideration	Other liabilities	45	—	—	45
Total liabilities		$169	$—	$5	$164

	Balance Sheet Classification	January 3, 2015	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$729	$729	$—	$—
Available-for-sale securities	Other current assets	30	30	—	—
Trading securities	Other assets	301	301	—	—
Total assets		$1,060	$1,060	$—	$—

Liabilities
Contingent consideration	Other liabilities	$50	$—	$—	$50
Total liabilities		$50	$—	$—	$50

The recurring Level 3 fair value measurements of the Company's contingent consideration liability include the following significant unobservable inputs (in millions):

Contingent Consideration Liabilities	Fair Value as of July 4, 2015	Valuation Technique	Unobservable Input	Value or Range

Spinal Modulation regulatory-based milestone	$117	Probability Weighted Discounted Cash Flow	Discount Rate			1.9%
			Probability of Payment			95%
			Projected Year of Payment			2016

Spinal Modulation revenue-based milestone	43	Monte Carlo Simulation	Discount Rates	1.1%	-	17.0%
			Expected Revenue Volatility			25.0%
			Projected Years of Payments	2017, 2018

Nanostim, Inc. (Nanostim) revenue-based milestone	4	Probability Weighted Discounted Cash Flow	Discount Rate			5.0%
			Probability of Payment			10%
			Projected Years of Three Annual Payments	2016, 2017, 2018
Total contingent consideration liabilities	$164

Additionally, the following table provides a reconciliation of the beginning and ending balances of the Company's contingent consideration liabilities (in millions):

	Spinal Modulation	Nanostim	Total
Balance as of January 3, 2015	$—	$50	$50
Change in fair value of contingent consideration	—	(23)	(23)
Balance as of April 4, 2015	—	27	27
Initial fair value measurement of contingent consideration	155	—	155
Change in fair value of contingent consideration	5	(23)	(18)
Balance as of July 4, 2015	$160	$4	$164
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
Other than the long-lived asset impairments discussed as follows, there were no other material impairments that were measured at fair value on a nonrecurring basis for the three and six months ended July 4, 2015 or June 28, 2014.
Long-lived assets: During the first quarter of both 2015 and 2014, the Company recognized $1 million of fixed asset write-offs associated with projects abandoned under the new realigned structure. During the second quarter of 2014, the Company recognized $14 million of fixed asset write-offs primarily associated with the discontinuation of a clinical trial. Typically the Company measures the fair value of its long-lived assets, such as its definite-lived intangible assets and property, plant and equipment using independent appraisals, market models and discounted cash flow models. However, as these fixed assets had no alternative future use and therefore no discrete future cash flows, the assets were fully impaired.
Cost method investments: The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other assets and measured at fair value on a nonrecurring basis. The carrying value of these investments was $75 million and $71 million as of July 4, 2015 and January 3, 2015, respectively. The fair value of the Company’s cost method investments was not estimated during the second quarter of 2015 since there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments.
Fair Value Measurements of Other Financial Instruments
The aggregate fair value of the Company’s fixed-rate senior notes at July 4, 2015 (measured using quoted prices in active markets) was $2,274 million compared to the aggregate carrying value of $2,265 million (inclusive of unamortized debt discounts or premiums). The fair value of the Company’s variable-rate debt obligations at July 4, 2015 approximated its aggregate $1,476 million carrying value due to the variable interest rate and short-term nature of these instruments. The Company also had $448 million and $713 million of cash equivalents invested in short-term deposits and interest and non-interest bearing bank accounts at July 4, 2015 and January 3, 2015, respectively.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS
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

Cash Flow Hedges

In the first quarter of 2015, the Company began to enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications from accumulated other comprehensive income to earnings in the period during which the hedged transactions affect earnings and in the same financial statement line item with the earnings effects of the hedged transaction. The Company may dedesignate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation, but before settlement of the forward contract, are recorded in earnings and classified in operating activities within the Condensed Consolidated Statements of Cash Flows. Refer to the Derivatives Not Designated as Hedging Instruments section that follows. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in earnings on cash flow hedges were not material during the second quarter and first six months of 2015. The Company hedges its exposure to the variability in future cash flows of forecasted transactions for periods of up to 24 months. The dollar equivalent gross notional amount of the Company’s foreign exchange forward contracts designated as cash flow hedges at July 4, 2015 was approximately $1.0 billion.

As of July 4, 2015, the Company had a balance of $12 million associated with the after-tax net unrealized gain related to foreign currency forward contracts recorded in accumulated other comprehensive income. Based on exchange rates as of July 4, 2015, the Company expects to reclassify approximately $10 million (after-tax) to earnings over the next 12 months contemporaneously with the earnings effects of the related forecasted transactions (with the impact offset by cash flows from the underlying hedged items).

The following table provides the (gains) losses related to derivative instruments designated as cash flow hedges, including the location in the Condensed Consolidated Statements of Earnings and the Condensed Consolidated Statements of Comprehensive Income (in millions):

Pre-tax (Gain) Loss
	Recognized in	Pre-tax (Gain) Loss Recognized
	Other	in Earnings on Effective Portion		Ineffective Portion of (Gain) Loss
	Comprehensive	of Derivative as a Result of		on Derivative and Amount
Three	Income on Effective	Reclassification from		Excluded from Effectiveness
months	Portion of	Accumulated Other		Testing Recognized
ended	Derivative	Comprehensive Income		in Earnings
July 4, 2015	Amount	Amount	Location	Amount	Location
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$15	$(4)	Cost of sales	$—	Cost of sales

Pre-tax (Gain) Loss
	Recognized in	Pre-tax (Gain) Loss Recognized
	Other	in Earnings on Effective Portion		Ineffective Portion of (Gain) Loss
	Comprehensive	of Derivative as a Result of		on Derivative and Amount
Six	Income on Effective	Reclassification from		Excluded from Effectiveness
months	Portion of	Accumulated Other		Testing Recognized
ended	Derivative	Comprehensive Income		in Earnings
July 4, 2015	Amount	Amount	Location	Amount	Location
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$(19)	$(4)	Cost of sales	$—	Cost of sales

Reclassifications from accumulated other comprehensive income into earnings include accumulated (gains) losses on dedesignated hedges at the time earnings are impacted.

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include dedesignated foreign currency forward contracts that formerly were designated in cash flow hedging relationships (as referenced in the Cash Flow Hedges section discussed previously). In addition, the Company enters into foreign currency forward contracts to economically hedge the foreign currency impact of assets and liabilities (including intercompany assets and liabilities) denominated in nonfunctional currencies. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward contracts not designated as hedging instruments totaled $171 million as of July 4, 2015. The fair value of the Company's outstanding contracts was not material as of July 4, 2015 and January 3, 2015.
The following table provides the (gains) losses related to derivative instruments not designated as hedging instruments, including the location in the Condensed Consolidated Statements of Earnings (in millions):

Derivatives Not	(Gain) Loss on Derivatives		(Gain) Loss on Derivatives
Designated as	Recognized in Earnings		Recognized in Earnings
Hedging	Three Months Ended		Six Months Ended
Instruments	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014	Location
Foreign currency forward contracts	$1	$4	$(8)	$4	Other (income) expense
The net (gains) losses were almost entirely offset by corresponding net (losses) gains on the foreign currency exposures being managed.
Location and Fair Value Amount of Derivative Instruments
The following table summarizes the fair value of the Company’s derivative instruments and their locations in the Condensed Consolidated Balance Sheets as of July 4, 2015 (in millions):

Fair Value of Derivative Instruments	Amount	Location
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts	$13	Other current assets
	3	Other assets
	(3)	Other current liabilities
	(2)	Other liabilities
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	2	Other current assets
	—	Other current liabilities
Total	$13
Additional information with respect to the fair values of the Company's derivative instruments is included in Note 8.

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

Fair values of the Company's derivatives can change significantly from period to period based on, among other factors, market movements and changes in the Company's positions. However, the Company’s risk is limited to the fair value of the instruments. The Company monitors its exposure to counterparty credit risk (the risk that counterparties will default and not make payments to the Company according to the terms of the agreements) by selecting major international banks and financial institutions as counterparties and by entering into master netting arrangements with counterparties when possible. A master netting arrangement may allow each counterparty to net settle amounts owed between a St. Jude Medical entity and the counterparty as a result of multiple, separate derivative transactions. As of July 4, 2015, St. Jude Medical had International Swaps and Derivatives Association agreements with three applicable banks and financial institutions that contain netting provisions.

The Company has elected to present the fair values of derivative assets and liabilities within the Company’s Condensed Consolidated Balance Sheets on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. However, the following table provides information as though the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of the netting arrangements with each of the counterparties as of July 4, 2015 (in millions):

Gross Amounts not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
Gross Amount of
Eligible Offsetting
	Gross Amount of	Recognized
	Derivative Assets	Derivative Liabilities
	Presented in the	Presented in the		Net
	Condensed	Condensed	Cash	Amount of
	Consolidated	Consolidated	Collateral	Derivative
Derivatives as of July 4, 2015	Balance Sheet	Balance Sheet	Received	Assets
Derivatives subject to master netting agreements	$1	$—	$—	$1
Derivatives not subject to master netting agreements	17			17
Total	$18	$—	$—	$18

Gross Amounts not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
Gross Amount of
Eligible Offsetting
	Gross Amount of	Recognized
	Derivative Liabilities	Derivative Assets
	Presented in the	Presented in the		Net
	Condensed	Condensed	Cash	Amount of
	Consolidated	Consolidated	Collateral	Derivative
Derivatives as of July 4, 2015	Balance Sheet	Balance Sheet	Pledged	Liabilities
Derivatives subject to master netting agreements	$—	$—	$—	$—
Derivatives not subject to master netting agreements	5			5
Total	$5	—	$—	$5

For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of July 4, 2015, no cash collateral had been received or pledged related to these derivative instruments.

NOTE 10 – BUSINESS COMBINATION
On July 21, 2015, the Company signed a definitive agreement to acquire all of the outstanding shares of Thoratec Corporation (Thoratec), headquartered in Pleasanton, California, for $63.50 per share in cash. Thoratec develops, manufactures and markets proprietary medical devices used for mechanical circulatory support for the treatment of heart failure patients.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Our business is focused on the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas, and interventional pain therapy and neurostimulation devices for the management of chronic pain and movement disorders. We operate as a single operating segment and derive our revenues from six principal product categories. Our six principal product categories are as follows: tachycardia implantable cardioverter defibrillator (ICD) systems, atrial fibrillation (AF) products (electrophysiology (EP) introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems), bradycardia pacemaker (pacemaker) systems, vascular products (vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs, a heart failure monitoring device and other vascular accessories), structural heart products (heart valve replacement and repair products and structural heart defect devices) and neuromodulation products (spinal cord stimulation and radiofrequency ablation to treat chronic pain and deep brain stimulation to treat movement disorders). References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.
This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (2014 Form 10-K) for important background including industry-wide and general economic factors affecting our business and our key business drivers.
Recent Developments
Net sales for the second quarter and first six months of 2015 decreased 3% and 2%, respectively, compared to the same prior year periods. Foreign currency translation unfavorably decreased our 2015 second quarter and first six months net sales by $118 million and $209 million, respectively, compared to the same periods in 2014. Partially offsetting the unfavorable foreign currency translation impact, our net sales increased during the second quarter and first six months of 2015 in the following key areas compared to the same prior year periods:

•
Our AF Products continued to benefit from increased EP catheter ablation procedures, led by increased net sales from our TactiCath® irrigated ablation catheter that received U.S. Food and Drug Administration (FDA) approval in October 2014 and incremental net sales from our FlexAbility™ ablation catheter that received FDA approval in January 2015.

•	We have also experienced increased net sales from our CardioMEMS™ HF (Heart Failure) System that received FDA approval in May 2014.

•	We have benefited from incremental net sales from our radiofrequency ablation products and related consumable items, acquired as part of our NT Holding Company (NeuroTherm) acquisition in August 2014.

•
We have also experienced incremental net sales from our Quadra Allure MP™ cardiac resynchronization therapy pacemaker (CRT-P) device that received CE Mark approval in December 2014 and we continued to benefit from our Magnetic Resonance Imaging (MRI) pacemaker net sales, most notably in Europe.

In addition to unfavorable foreign currency translation, we have also experienced a net sales decline during the second quarter and first six months of 2015 compared to the same prior year periods in our traditional pacemaker and ICD devices, our cardiac resynchronization therapy defibrillator (CRT-D) devices, the third party vascular products we distribute in Japan and our mechanical heart valves as the market continues to shift toward a preference for tissue valves.

Diluted net earnings per share attributable to St. Jude Medical, Inc. for the second quarter and first six months of 2015 were $1.02 and $1.93, respectively, driven from the revenue impacts described above and the following key items which resulted in after-tax benefits of $0.06 and $0.13 per diluted share during the second quarter and first six months of 2015, respectively:

•
We benefited from after-tax benefits of $0.05 and $0.13 per diluted share for acquisition-related items during the second quarter and first six months of 2015, respectively, primarily related to fair value adjustments related to our Nanostim, Inc. (Nanostim) contingent consideration liability.

•	We recognized after-tax special charges of $0.09 and $0.12 per diluted share related to restructuring activities during the second quarter and first six months of 2015, respectively.

•	We benefited from discrete income tax items of $0.10 per diluted share during both the second quarter and first six months of 2015.

•	We received insurance recoveries during the first six months of 2015 associated with our March 2010 Securities Litigation Case resulting in after-tax benefits of $0.02 per diluted share.

Significant cash flow activity during the first six months of 2015 included the following key items:

•	We generated $441 million of cash flows from operating activities.

•
We repaid our two unsecured term loans totaling $750 million, received proceeds from net issuances of $460 million of commercial paper and entered into a 365-day, $175 million unsecured term loan due April 2016 (Term Loan due April 2016) that was used to acquire the remaining ownership interest in Spinal Modulation, Inc. (Spinal Modulation).

•	We returned $658 million to shareholders in the form of common stock repurchases and dividends during the first six months of 2015.

On July 21, 2015, we signed a definitive agreement to acquire all of the outstanding shares of Thoratec Corporation (Thoratec).

RESULTS OF OPERATIONS
Net sales
While we manage our operations globally and believe our product category sales are the most relevant measure of revenue performance, we also utilize geographic area revenue data as a secondary performance measure.
The following table presents net sales to external customers for our six major product categories (in millions):

	Three Months Ended			Six Months Ended
	July 4, 2015	June 28, 2014	% Change	July 4, 2015	June 28, 2014	% Change
ICD Systems	$421	$462	(8.8)%	$832	$898	(7.3)%
Atrial Fibrillation Products	279	257	8.5%	549	508	7.9%
Pacemaker Systems	249	271	(8.0)%	481	522	(7.9)%
Vascular Products	184	180	1.9%	361	352	2.6%
Structural Heart Products	159	171	(7.0)%	306	325	(5.7)%
Neuromodulation Products	118	107	10.4%	226	206	9.7%
Net sales	$1,410	$1,448	(2.6)%	$2,755	$2,811	(2.0)%
The following table presents net sales by significant geographic area based on customer location (in millions):

	Three Months Ended			Six Months Ended
	July 4, 2015	June 28, 2014	% Change	July 4, 2015	June 28, 2014	% Change
United States	$712	$669	6.5%	$1,393	$1,313	6.1%
Europe	352	405	(13.0)%	695	788	(11.7)%
Japan	116	136	(15.3)%	233	266	(12.7)%
Other foreign countries	230	238	(3.4)%	434	444	(2.2)%
Net sales	$1,410	$1,448	(2.6)%	$2,755	$2,811	(2.0)%

We analyze changes in revenue based on constant currency growth (which includes organic volume and selling price impacts and the impacts of acquisitions) and foreign currency translation impacts. These impacts for the second quarter and first six months of 2015 compared to the same prior year periods were as follows:

	Three Months Ended July 4, 2015 % Change	Six Months Ended July 4, 2015 % Change
Constant currency	5.5%	5.4%
Translation	(8.1)%	(7.4)%
Net sales	(2.6)%	(2.0)%
Overall, net sales decreased during the second quarter and first six months of 2015 compared to the same prior year periods. Geographically, during the second quarter and first six months of 2015, we experienced unfavorable foreign currency translation impacts of $118 million and $209 million, respectively, primarily due to the U.S. dollar strengthening against the Euro and Japanese Yen compared to the same periods in 2014. Additionally, we have continued to experience a net sales decline in the third party vascular products we distribute in Japan as a result of discontinuing certain distribution relationships during both the second quarter and first six months of 2015 compared to the same periods last year. The net sales fluctuations for the second quarter and first six months of 2015 compared to the same prior year periods are further discussed by our six major product categories as follows.

ICD Systems: Foreign currency translation unfavorably impacted our ICD Systems net sales by $30 million (7 percentage points) and $53 million (6 percentage points) during the second quarter and first six months of 2015, respectively, compared to the same periods in 2014. Additionally, we experienced net sales declines in both our CRT-D devices and traditional ICD devices, driven by overall ICD market declines in the mid-single digits during the second quarter and first six months of 2015 compared to the prior year periods.

Atrial Fibrillation Products: Our AF Products continued to benefit from increased EP catheter ablation procedures and increased net sales of our intracardiac echocardiography imaging product offerings during the second quarter and first six months of 2015 compared to the same prior periods in 2014. Incremental net sales associated with our TactiCath® irrigated ablation catheter (FDA approval in October 2014) and our FlexAbility™ ablation catheter (FDA approval in January 2015) led our net sales increase during the second quarter and first six months of 2015 compared to the same prior year periods. During the second quarter and first six months of 2015, foreign currency translation had a $25 million (9 percentage points) and $45 million (9 percentage points) unfavorable impact, respectively, on AF Products net sales compared to the same periods in 2014.

Pacemaker Systems: Foreign currency translation unfavorably impacted our Pacemaker Systems net sales by $23 million (9 percentage points) and $41 million (8 percentage points) during the second quarter and first six months of 2015, respectively, compared to the same prior year periods. Additionally, we experienced net sales declines in our traditional pacemaker devices, driven by overall pacemaker market declines in the high-single digits during the second quarter and first six months of 2015 compared to the same periods in 2014. Partially offsetting the net sales decreases, we experienced incremental net sales from our Quadra Allure MP™ CRT-P device (CE Mark approval in December 2014) during the second quarter and first six months of 2015 compared to the same prior year periods. Additionally, we benefited from MRI pacemaker net sales volume increases as we have continued to penetrate the market, most notably in Europe, during the second quarter and first six months of 2015 compared to the same periods in 2014.

Vascular Products: During the second quarter and first six months of 2015, our Vascular Products category continued to benefit from incremental net sales related to the FDA approval of our CardioMEMS™ HF System in May 2014 compared to the same prior year periods. Partially offsetting our net sales increase, we experienced unfavorable foreign currency translation of $17 million (10 percentage points) and $31 million (8 percentage points) during the second quarter and first six months of 2015, respectively, compared to the same periods in 2014. Additionally, we have continued to experience a net sales decline in the third party vascular products we distribute in Japan as a result of discontinuing certain distribution relationships.

Structural Heart Products: During the second quarter and first six months of 2015, Structural Heart Products net sales were unfavorably impacted by foreign currency translation of $16 million (9 percentage points) and $27 million (9 percentage points), respectively, compared to the same prior year periods. We also experienced a net sales decline in our mechanical heart valves during the second quarter and first six months of 2015 compared to the same periods in 2014 due to a market preference for tissue valves. Partially offsetting these net sales decreases, Structural Heart Product net sales increased during the second quarter and first six months of 2015 as a result of increased net sales volumes associated with our left atrial appendage AMPLATZER™ vascular plugs, AMPLATZER™ occluder products and our Trifecta™ pericardial stented tissue valve.

Neuromodulation Products: The primary increase in our Neuromodulation Products net sales was the result of our August 2014 acquisition of NeuroTherm, which resulted in incremental net sales during both the second quarter and first six months of 2015 compared to the same prior year periods. Partially offsetting the increase in Neuromodulation Products net sales, foreign currency translation unfavorably decreased our second quarter and first six months of 2015 net sales by $7 million (7 percentage points) and $12 million (6 percentage points), respectively, compared to the same prior year periods.

Gross profit
	Three Months Ended				Six Months Ended
(in millions)	July 4, 2015	June 28, 2014	Change		July 4, 2015	June 28, 2014	Change
Gross profit	$986	$1,015	(2.9)%		$1,936	$1,995	(3.0)%
Percentage of net sales	69.9%	70.1%	(0.2)	pts.	70.3%	71.0%	(0.7)	pts.

Our gross profit percentages (or gross margins) for the second quarter and first six months of 2015 decreased primarily as a result of a 1.0 percentage point negative foreign currency translation impact during both periods of 2015 compared to the same prior year periods. Our gross margins for the second quarter and first six months of 2015 were also negatively impacted by special charges of $5 million (0.4 percentage points) and $7 million (0.3 percentage points), respectively, compared to our gross margin for the second quarter and first six months of 2014 being negatively impacted by special charges of $26 million (1.8 percentages points) and $27 million (0.9 percentage points), respectively. The remaining negative gross margin impact during both the second quarter and first six months of 2015 compared to the same prior year periods was primarily the result of a less favorable geographic, product and average selling price sales mix.

Selling, general and administrative (SG&A) expense
	Three Months Ended				Six Months Ended
(in millions)	July 4, 2015	June 28, 2014	Change		July 4, 2015	June 28, 2014	Change
Selling, general and administrative expense	$447	$502	(11.0)%		$877	$946	(7.3)%
Percentage of net sales	31.7%	34.7%	(3.0)	pts.	31.8%	33.7%	(1.9)	pts.

The decrease in our SG&A expense during the second quarter and first six months of 2015 was primarily driven by favorable foreign currency translation impacts of 2.3 and 2.0 percentage points, respectively, compared to the same prior year period. Additionally, we experienced a decrease in the fair value of our Nanostim contingent consideration liability by $23 million (1.6 percentage points) and $46 million (1.7 percentage points) during the second quarter and first six months of 2015, respectively, compared to the same periods last year to reflect a change in the expected timing and probability of future revenue milestone achievements, given the European market pause. Additionally, during the second quarter and first six months of 2015, our SG&A expense has benefited from cost savings initiatives, including benefits associated with our restructuring activities. These benefits have been partially offset by our continued investment in the launch of our CardioMEMS™ HF System and costs associated with Spinal Modulation as well as NeuroTherm, acquired in August 2014.

Research and development (R&D) expense
	Three Months Ended				Six Months Ended
(in millions)	July 4, 2015	June 28, 2014	Change		July 4, 2015	June 28, 2014	Change
Research and development expense	$171	$178	(3.9)%		$338	$348	(2.9)%
Percentage of net sales	12.1%	12.3%	(0.2)	pts.	12.3%	12.4%	(0.1)	pts.

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

Amortization of intangible assets
	Three Months Ended		Six Months Ended		Three	Six
(in millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014	Month Change	Month Change
Amortization of intangible assets	$24	$21	$48	$42	14.3%	14.3%

The increase in our second quarter and first six months of 2015 intangible asset amortization expense compared to the same prior year periods was driven by an increase in our definite-lived intangible assets. In August 2014, we acquired NeuroTherm and recognized $87 million of developed technology intangible assets that have estimated useful lives ranging from 11 to 12 years and a $2 million other intangible asset that has an estimated useful life of five years. Additionally, after receiving FDA approval of our CardioMEMS™ HF System in May 2014, we reclassified $63 million of acquired in-process research and development (IPR&D) from an indefinite-lived intangible asset to a purchased technology definite-lived intangible asset, and began amortizing the asset over its estimated useful life of 11 years. In October 2014, we also received FDA approval of our TactiCath® irrigated ablation catheter and reclassified $33 million of acquired IPR&D from an indefinite-lived intangible asset to a purchased technology definite-lived intangible asset, and began amortizing the asset over its estimated useful life of seven years.

Special charges
	Three Months Ended		Six Months Ended
(in millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Cost of sales special charges	$5	$26	$7	$27
Special charges	30	25	34	58
	$35	$51	$41	$85

We recognize certain transactions and events as special charges in our Condensed Consolidated Financial Statements. These charges (such as restructuring charges, impairment charges, certain legal settlements or product field action costs and litigation costs) result from facts and circumstances that vary in frequency and impact on our results of operations.

The following tables provide additional detail about our special charges and related income statement classification within our Condensed Consolidated Statements of Earnings (in millions):

	Three Months Ended			Three Months Ended
	July 4, 2015			June 28, 2014
Type of Special Charge	Cost of Sales Special Charges	Special Charges	Total Special Charges	Cost of Sales Special Charges	Special Charges	Total Special Charges
Restructuring activities
Manufacturing and Supply Chain Optimization Plan	$6	$21	$27	$—	$—	$—
2012 Business Realignment Plan	3	6	9	26	34	60
Legal settlements	—	—	—	—	(9)	(9)
Product field action costs and litigation costs	(4)	3	(1)	—	—	—
Total special charges	$5	$30	$35	$26	$25	$51

	Six Months Ended			Six Months Ended
	July 4, 2015			June 28, 2014
Type of Special Charge	Cost of Sales Special Charges	Special Charges	Total Special Charges	Cost of Sales Special Charges	Special Charges	Total Special Charges
Restructuring activities
Manufacturing and Supply Chain Optimization Plan	$8	$27	$35	$—	$—	$—
2012 Business Realignment Plan	5	9	14	27	67	94
Legal settlements	—	(10)	(10)	—	(9)	(9)
Product field action costs and litigation costs	(6)	8	2	—	—	—
Total special charges	$7	$34	$41	$27	$58	$85

The 2012 Realignment Plan was precipitated by our strategic decision to begin merging four product divisions (legacy Cardiac Rhythm Management, Neuromodulation, Cardiovascular and Atrial Fibrillation divisions) into one integrated operating segment. Upon changing our internal reporting structures in the third quarter of 2014 to align with the new global organization, we initiated the Manufacturing and Supply Chain Optimization plan. The objectives of this plan were driven by opportunities we identified as a result of the enhanced visibility we had into our newly consolidated manufacturing and supply chain operations.

As a net result of these related plans, we have closed certain of our facilities and consolidated their activities into other facilities, we have made changes to our product distribution methods in certain geographies, and we now manage our operations with a single, global focus that is tailored, where necessary, for local requirements.

We plan to use some of the cost savings from these actions to reinvest in our growth drivers.

Generally, special charges are reflected in the Condensed Consolidated Statements of Earnings within our operating expenses in a separate line item, special charges. However, based on the nature of the charge, when certain special charges impact the calculation of gross profit, they are reflected in the line item cost of sales special charges within the Condensed Consolidated Statements of Earnings. The most common special charges impacting the cost of sales special charge line item relate to manufacturing activities. Refer to Note 4 to the Condensed Consolidated Financial Statements for a detailed discussion of our special charges.

Other expense, net
	Three Months Ended		Six Months Ended
(in millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Interest income	$—	$(1)	$(1)	$(2)
Interest expense	20	21	41	42
Other (income) expense	—	1	(3)	1
Other expense, net	$20	$21	$37	$41

Interest income: Our interest income is dependent on our outstanding cash balances and applicable interest rates.

Interest expense: Our interest expense during the second quarter and first six months of 2015 has remained relatively consistent with the same prior year periods. Although we repaid our two term loans during the first quarter of 2015, we issued a new term loan and increased our commercial paper balance during the second quarter of 2015. Our interest expense, however, can vary from period to period based on our average debt balances and corresponding interest rates.

Other (income) expense: Our other (income) expense primarily includes realized gains or losses on our available-for-sale securities and gains or losses on our derivative instruments not designated as hedging instruments. See Notes 6, 8 and 9 of the Condensed Consolidated Financial Statements for further information on our gains and losses impacting other (income) expense.
Income taxes

	Three Months Ended		Six Months Ended
(as a percent of earnings before income taxes and noncontrolling interest)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Effective tax rate	4.1%	8.2%	10.6%	13.4%
The changes in the effective income tax rates from the second quarter and first six months of 2015 compared to the same prior year periods is primarily a result of the tax impact of special charges, acquisition-related costs, adjustments to contingent consideration liabilities and discrete items and changes in the mix of income before income taxes between U.S. and foreign countries. Refer to Note 7 of the Condensed Consolidated Financial Statements for additional information.

Net loss attributable to noncontrolling interest

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net loss attributable to noncontrolling interest	$(8)	$(24)	$(14)	$(34)

Net loss attributable to noncontrolling interest represents the elimination of the losses attributable to non-St. Jude Medical ownership interests in St. Jude Medical consolidated entities. The changes in net loss attributable to noncontrolling interest are largely related to the differing periods during which there were non-St. Jude Medical ownership interests in CardioMEMS, Inc. (CardioMEMS) and Spinal Modulation. Refer to Note 6 of the Condensed Consolidated Financial Statements for additional information.

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
As of July 4, 2015, substantially all of our cash and cash equivalents were held by our non-U.S. subsidiaries. A portion of these foreign cash balances are associated with earnings that are permanently reinvested and which we plan to use to support our continued growth plans outside the United States through funding of operating expenses, capital expenditures and other investment and growth opportunities. The majority of these funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practicable to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate funds held by our non-U.S. subsidiaries.
On July 21, 2015, we signed a definitive agreement to acquire all of the outstanding shares of Thoratec for $63.50 per share in cash. We expect to fund the acquisition through the issuance of approximately $3.7 billion in new debt, including one or more term loans and senior unsecured notes. Refer to the Pending Acquisition of Thoratec Corporation section that follows.

Subsequent to our announcement regarding our planned acquisition of Thoratec, ratings agencies took the following actions:

•	Fitch Ratings placed our ‘A’ issuer default rating, ‘A’ senior unsecured bank debt, ‘A’ senior unsecured debt, ‘F1’ short-term issuer default rating and ‘F1’ commercial paper rating on Negative Watch;

•	Moody’s Investors Service placed our ‘Baa1’ senior unsecured rating and ‘(P)Baa1’ senior unsecured shelf rating under review for downgrade and affirmed our Prime-2 short-term rating; and

•	Standard and Poor’s Ratings Services placed our ‘A’ corporate credit rating on CreditWatch with negative implications.

These announcements reflected expectations of increases in our debt to support our planned acquisition of Thoratec. We do not expect the actions by the ratings agencies to have a significant impact on our liquidity or future flexibility to access additional liquidity.

Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. Agency ratings are based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting.
Our Credit Facility, Term Loan due April 2016, and our 1.58% unsecured senior notes due 2017 and 2.04% unsecured senior notes due 2020 in Japan (Yen Notes) contain certain operating and financial covenants. Specifically, the Credit Facility and Term Loan due April 2016 requires that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 3.5 to 1.0. The Yen Notes require that we have a ratio of total debt to total capitalization not exceeding 60% and a ratio of consolidated EBIT (net earnings before interest and income taxes) to consolidated interest expense of at least 3.0 to 1.0. Under the Credit Facility, our senior notes, Term Loan due April 2016 and Yen Notes, we also have certain limitations on how we conduct our business, including limitations on dividends, additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of July 4, 2015.

A summary of our cash flows from operating, investing and financing activities is provided in the following table (in millions):

	Six Months Ended
	July 4, 2015	June 28, 2014
Net cash provided by (used in):
Operating activities	$441	$564
Investing activities	(76)	(87)
Financing activities	(858)	(269)
Effect of currency exchange rate changes on cash and cash equivalents	(39)	(1)
Net increase (decrease) in cash and cash equivalents	$(532)	$207
Operating Cash Flows
Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, inventories, accounts payable, accrued liabilities and income taxes payable.
We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the most recently completed quarter) increased to 80 days at July 4, 2015 from 77 days at January 3, 2015 driven by slower collection activities we normally experience as compared to the fourth quarter. Our DIOH (ending net inventory divided by average daily cost of sales for the most recently completed six months) increased to 182 days at July 4, 2015 from 170 days at January 3, 2015. Special charges recognized in cost of sales during the six months ended July 4, 2015 reduced our July 4, 2015 DIOH by 1 day. Special charges recognized in cost of sales in the last half of 2014 reduced our January 3, 2015 DIOH by 7 days. The overall increase in our DIOH is the result of more inventory on hand to support our new product launches.
Investing Cash Flows
Our purchases of property, plant and equipment totaled $80 million and $91 million during the first six months of 2015 and 2014, respectively, primarily reflecting our continued investment in our product growth platforms currently in place.
Financing Cash Flows
A summary of our financing cash flows is provided in the following table (in millions):

	Six Months Ended
	July 4, 2015	June 28, 2014
Stock issued under employee stock plans, including tax benefit	$103	$90
Common stock repurchases	(500)	(476)
Dividends paid	(158)	(149)
Debt borrowings, net	(115)	622
Purchase of shares from noncontrolling interest	(173)	(344)
Other, net	(15)	(12)
Net cash used in financing activities	$(858)	$(269)
Our financing cash flows can fluctuate significantly depending upon our liquidity needs, the extent of our common stock repurchases and the amount of stock option exercises. On January 13, 2015, our Board of Directors authorized a share repurchase program of up to $500 million of our outstanding common stock. We began repurchasing shares on January 30, 2015 and completed the repurchases under the program on March 2, 2015, repurchasing approximately 7.5 million shares for $500 million at an average repurchase price of $66.96 per share using cash generated from operations and issuances of commercial paper. During the six months ended July 4, 2015, we paid quarterly cash dividends totaling of $158 million. On August 4, 2015, our Board of Directors authorized a quarterly cash dividend of $0.29 per share payable on October 30, 2015 to shareholders of record as of September 30, 2015. We expect to continue to pay quarterly cash dividends in the foreseeable future, subject to declaration by the Board of Directors.

During the first six months of 2015, we repaid our 2-year, $500 million unsecured term loan due June 2015 and our 364-day, $250 million unsecured term loan due August 2015. We also entered into the Term Loan due April 2016, the proceeds of which were used to acquire the remaining ownership interest in Spinal Modulation. These borrowings bear interest at LIBOR plus 0.90% and we may repay the loan at any time. Both of our yen-denominated credit facilities that expired in June 2015 and March 2015 for 3.25 billion Japanese Yen each (the combined equivalent of $52 million as of July 4, 2015) were automatically extended for a one-year period bearing interest at Yen LIBOR plus 0.27% and Yen LIBOR plus 0.25%, respectively. See Notes 2 and 6 to the Condensed Consolidated Financial Statements for further information.

PENDING ACQUISITION OF THORATEC CORPORATION
On July 21, 2015, the Company signed a definitive agreement to acquire all of the outstanding shares of Thoratec, headquartered in Pleasanton, California, for $63.50 per share in a cash transaction valued at approximately $3.4 billion, net of cash acquired. The respective boards of directors of St. Jude Medical and Thoratec have approved the merger agreement, and the board of directors of Thoratec has agreed to recommend that the Thoratec shareholders approve the merger agreement, subject to certain limited exceptions set forth in the merger agreement. The merger agreement contains customary representations, warranties and covenants made by each party. Thoratec has agreed to various covenants and agreements, including, among other things, to carry on its business in the ordinary course consistent with past practice during the period between the execution of the merger agreement and the closing date of the Merger. Completion of the merger is subject to customary closing conditions, including approval of Thoratec shareholders, receipt of regulatory approvals and the absence of a material adverse effect on Thoratec, as defined in the merger agreement.
Through August 20, 2015 (the “Go-Shop Period”), Thoratec and its representatives may solicit, initiate, seek, encourage or facilitate alternative acquisition proposals from third parties and enter into and conduct discussions or negotiations relating to alternative acquisition proposals, and may continue to engage for an additional 20 days after expiration of the Go-Shop Period in such activities with any third party that has submitted and maintained an alternative acquisition proposal that meets specified criteria set forth in the merger agreement. Except as described in the preceding sentence, after the end of the Go-Shop Period, Thoratec will be restricted from soliciting alternative acquisition proposals and may only respond to certain unsolicited proposals prior to obtaining Thoratec’s shareholder approval of the transaction. If the merger agreement were to be terminated by Thoratec to accept an alternative acquisition proposal that is superior to the merger, Thoratec would be required to pay a termination fee, and the amount of such fee would be reduced in certain specified circumstances relating to the Go-Shop Period.
We expect to finance the merger through cash on hand and/or the issuance of up to $3.7 billion in new debt, including a term loan agreement and senior unsecured notes. Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (BofAML) are providing committed financing in connection with the merger. The merger is not subject to a financing condition. On July 21, 2015, we entered into a commitment letter with BofAML pursuant to which BofAML has committed to provide, subject to the terms and conditions set forth in the commitment letter, a 364-day $3.7 billion senior unsecured bridge facility. The bridge facility is available to finance the merger and to pay related fees and expenses to the extent we do not finance such consideration and fees and expenses through the issuance of new debt as described above. BofAML’s commitment to provide the bridge financing under the bridge facility is subject to certain customary closing conditions. The bridge facility will contain certain representations and warranties, covenants, conditions and events of default that are customarily required for similar financings.

The foregoing descriptions of the merger agreement and the commitment letter and the transactions contemplated thereby do not purport to be complete and are subject to, and qualified in their entirety by reference to, the full text of such documents, which are incorporated by reference to Exhibits 2.1 and 10.2 of the Company’s Current Report on Form 8-K filed July 22, 2015.

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

CAUTIONARY STATEMENTS
In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast,” “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among other factors, the risks and uncertainties discussed in the sections entitled Off-Balance Sheet Arrangements and Contractual Obligations and Market Risk in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2014 Form 10-K, the section entitled Risk Factors in Part I, Item 1A in our 2014 Form 10-K and the section entitled "Risk Factors" in Part II, Item 1A of this Form 10-Q, as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth as follows.

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

24.	Changes in accounting rules or tax laws that adversely affect our results of operations, financial position or cash flows.
25.	Our failure to acquire and integrate the Thoratec business in a successful and timely manner could have a material adverse effect on our business, financial condition or results of operations.
26.	We will incur additional indebtedness to finance the proposed acquisition of Thoratec, which may decrease our business flexibility and increase our borrowing costs.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2014 Form 10-K.
There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until July 4, 2015. The Company provides risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in Note 9 to the Condensed Consolidated Financial Statements.

Item 4.	CONTROLS AND PROCEDURES
As of July 4, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 4, 2015.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Our significant legal proceedings are discussed in Note 3 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, are incorporated herein by reference and should be considered an integral part of Part II Item 1, "Legal Proceedings."

Item 1A.     RISK FACTORS
There has been no material change in the risk factors set forth in our 2014 Form 10-K other than the following additional risk factors. For further information, see Part I, Item 1A, Risk Factors in our 2014 Form 10-K.

Our failure to acquire and integrate the Thoratec business in a successful and timely manner could have a material adverse effect on our business, financial condition or results of operations.
We have entered into a definitive agreement pursuant to which we plan, subject to certain conditions, to acquire Thoratec. We may not be able to successfully consummate the acquisition as a result of a successful competing offer from a third party or because other conditions to closing are not satisfied. If we do consummate the acquisition, we may not be able to realize the synergies, business opportunities and growth prospects we anticipate, our assumptions underlying estimates of expected cost savings may be inaccurate and our expectations around the market for Thoratec products may likewise prove inaccurate. In addition, integrating operations after the completion of the acquisition will require significant efforts and expenses. We may not be able to retain key employees and our management may have its attention diverted while trying to integrate the acquired business. If these factors limit our ability to integrate the operations of the acquired business successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from the proposed transaction, may not be met.
We will incur additional indebtedness to finance the proposed acquisition of Thoratec, which may decrease our business flexibility and increase our borrowing costs.
If we complete the pending acquisition of Thoratec, we will have consolidated indebtedness that will be substantially greater than our indebtedness prior to the acquisition. In addition, the acquisition will require us to amend our existing Credit Facility and Yen Notes. The increased indebtedness and higher debt-to-equity ratio of our Company, as compared to that which has existed on a historical basis, may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. We have received guidance from ratings agencies to the effect that, after the completion of the proposed acquisition, the rating on our debt provided by one or more rating agencies will be downgraded.
Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No matters require disclosure.

Item 3.         DEFAULTS UPON SENIOR SECURITIES
No matters require disclosure.

Item 4.         MINE SAFETY DISCLOSURES
No matters require disclosure.

Item 5.         OTHER INFORMATION
No matters require disclosure.

Item 6.	EXHIBITS

Exhibit
No.	Description

10.1	$175,000,000 Term Loan Agreement dated as of May 1, 2015 between St. Jude Medical, Inc., as the Borrower, and Bank of America, N.A., as the Lender.

10.2	Amended and Restated Management Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to St. Jude Medical's Current Report on Form 8-K filed on May 8, 2015.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended July 4, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

August 5, 2015	/s/ DONALD J. ZURBAY
DATE	DONALD J. ZURBAY
Vice President, Finance
and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	$175,000,000 Term Loan Agreement dated as of May 1, 2015 between St. Jude Medical, Inc., as the Borrower, and Bank of America, N.A., as the Lender. #

10.2	Amended and Restated Management Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to St. Jude Medical's Current Report on Form 8-K filed on May 8, 2015.

12	Computation of Ratio of Earnings to Fixed Charges. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended July 4, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

# Filed as an exhibit to this Quarterly Report on Form 10-Q.