Form 10-Q
period 2015-10-03
ST JUDE MEDICAL INC
filed 2015-11-10
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.
Commission File Number: 1-12441
ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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

The number of shares of common stock, par value $0.10 per share, outstanding on November 6, 2015 was 282,660,279.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales	$1,339	$1,372	$4,094	$4,183
Cost of sales:
Cost of sales before special charges	408	388	1,220	1,177
Special charges	17	24	24	51
Total cost of sales	425	412	1,244	1,228
Gross profit	914	960	2,850	2,955
Selling, general and administrative expense	413	453	1,290	1,399
Research and development expense	161	169	499	517
Amortization of intangible assets	23	23	71	65
Special charges	23	45	57	103
Operating profit	294	270	933	871
Interest income	(1)	(1)	(2)	(3)
Interest expense	22	21	63	63
Other (income) expense	12	—	9	1
Other expense, net	33	20	70	61
Earnings before income taxes and noncontrolling interest	261	250	863	810
Income tax expense	46	18	110	93
Net earnings before noncontrolling interest	215	232	753	717
Less: Net loss attributable to noncontrolling interest	—	(6)	(14)	(40)
Net earnings attributable to St. Jude Medical, Inc.	$215	$238	$767	$757

Net earnings per share attributable to St. Jude Medical, Inc.:
Basic	$0.76	$0.83	$2.72	$2.66
Diluted	$0.75	$0.82	$2.68	$2.62
Cash dividends declared per share:	$0.29	$0.27	$0.87	$0.81
Weighted average shares outstanding:
Basic	282.2	285.2	282.1	284.6
Diluted	286.3	290.0	286.3	289.4
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net earnings before noncontrolling interest	$215	$232	$753	$717
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale securities, net of taxes of $4 million, $4 million, $6 million and $4 million, respectively	(8)	(4)	(11)	(3)
Unrealized gain (loss) on derivative financial instruments, net of taxes of $2 million, $0 million, ($1 million) and $0 million, respectively	(11)	—	1	—
Foreign currency translation adjustment	(25)	(101)	(122)	(111)
Other comprehensive income (loss), net of tax	(44)	(105)	(132)	(114)
Total comprehensive income before noncontrolling interest	171	127	621	603
Total comprehensive loss attributable to noncontrolling interest	—	(6)	(14)	(40)
Total comprehensive income attributable to St. Jude Medical, Inc.	$171	$133	$635	$643
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share amounts)
(Unaudited)

	October 3, 2015	January 3, 2015
ASSETS
Current Assets
Cash and cash equivalents	$2,535	$1,442
Accounts receivable, less allowance for doubtful accounts of $47 million and $53 million at October 3, 2015 and January 3, 2015, respectively	1,180	1,215
Finished goods	563	543
Work in process	85	77
Raw materials	193	164
Inventories	841	784
Other current assets	435	473
Total current assets	4,991	3,914
Property, plant and equipment, at cost	2,750	2,775
Less: Accumulated depreciation	(1,482)	(1,432)
Net property, plant and equipment	1,268	1,343
Goodwill	3,515	3,532
Intangible assets, net	782	851
Other assets	569	567
TOTAL ASSETS	$11,125	$10,207
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$1,796	$1,593
Accounts payable	188	151
Income taxes payable	12	60
Other current liabilities	862	862
Total current liabilities	2,858	2,666
Long-term debt	3,264	2,273
Other liabilities	1,006	1,024
Total liabilities	7,128	5,963
Commitments and Contingencies (Note 3)	—	—
Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 282,449,053 and 286,659,901 shares issued and outstanding at October 3, 2015 and January 3, 2015, respectively)	28	29
Additional paid-in capital	94	118
Retained earnings	4,180	4,225
Accumulated other comprehensive income (loss)	(305)	(173)
Total shareholders' equity before noncontrolling interest	3,997	4,199
Noncontrolling interest	—	45
Total shareholders’ equity	3,997	4,244
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,125	$10,207

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Nine Months Ended	October 3, 2015	September 27, 2014
OPERATING ACTIVITIES
Net earnings before noncontrolling interest	$753	$717
Adjustments to reconcile net earnings before noncontrolling interest to net cash from operating activities:
Depreciation of property, plant and equipment	162	167
Amortization of intangible assets	71	65
Stock-based compensation	55	51
Deferred income taxes	(18)	8
Other, net	(67)	(14)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(40)	46
Inventories	(85)	(110)
Other current and noncurrent assets	17	(4)
Accounts payable and accrued expenses	(5)	(72)
Income taxes payable	9	50
Net cash provided by operating activities	852	904
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(124)	(139)
Business combination payments, net of cash acquired	—	(147)
Proceeds from sale of investments	20	7
Other investing activities, net	(12)	—
Net cash used in investing activities	(116)	(279)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued, net	135	119
Excess tax benefits from stock issued under employee stock plans	17	13
Common stock repurchased, including related costs	(500)	(476)
Dividends paid	(240)	(226)
Issuances (payments) of commercial paper borrowings, net	451	49
Borrowings under debt facilities	1,672	250
Payments under debt facilities	(925)	(50)
Purchase of shares from noncontrolling interest	(173)	(344)
Payments of debt issue costs and commitment fees	(33)	—
Other financing activities, net	(8)	(8)
Net cash provided by (used in) financing activities	396	(673)
Effect of currency exchange rate changes on cash and cash equivalents	(39)	(31)
Net increase (decrease) in cash and cash equivalents	1,093	(79)
Cash and cash equivalents at beginning of period	1,442	1,373
Cash and cash equivalents at end of period	$2,535	$1,294
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

Fiscal Year: We utilize a 52/53-week fiscal year ending on the Saturday nearest December 31st. Each of the three-month periods and nine-month periods ended October 3, 2015 and September 27, 2014 included 13 weeks and 39 weeks, respectively.

Reclassifications: Certain prior period amounts have been reclassified to conform to current year presentation.

New Accounting Pronouncements: The following table provides a description of recent accounting pronouncements adopted and those standards not yet adopted with potential for a material impact on the Company's financial statements or disclosures.

Standard	Description	Required adoption timing and approach	Impact of adoption or other significant matters
Standards recently adopted
Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
The standard changes the manner in which an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period. It also includes certain presentation and disclosure requirements relating to such adjustments.

Annual and interim periods beginning after December 15, 2015, with prospective application required. Early adoption is permitted.
The Company adopted this ASU in the quarter ended October 3, 2015. Since the Company has not had any measurement period adjustments relating to prior acquisitions during the 2015 fiscal year, the adoption did not have a material impact on the Company’s results of operations or financial position.

Standards not yet adopted
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)
The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will supersede the current revenue recognition requirements.
See discussion of ASU No. 2015-14 regarding the adoption timing. Either retrospective or modified retrospective application is permitted.
The Company plans to adopt the standard for interim and annual periods beginning after December 15, 2017. The Company is evaluating its approach to the adoption and the potential impact to its results of operations and financial position.

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
The Company plans to adopt the standard for annual and interim periods beginning after January 2, 2016 (the Company's first quarter of 2016). The Company does not expect the adoption of this ASU to have a material impact on the Company's results of operations or financial position.

ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date
The standard defers the effective date of ASU No. 2014-09 to annual and interim periods beginning after December 15, 2017. Early adoption is permitted only as of annual and interim reporting periods beginning after December 15, 2016.
		Not applicable.	Not applicable.

ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements
The standard adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.
		Not applicable.	The Company does not expect this ASU to have a material impact on the Company’s results of operations or financial position.

NOTE 2 – DEBT
The carrying value of the Company’s debt, including discounts and the remaining deferred gain from a terminated interest rate swap agreement, consisted of the following (in millions):

	October 3, 2015	January 3, 2015
Term Loan Due June 2015	$—	$500
Term Loan Due August 2015	—	250
2016 Senior Notes	502	506
2018 Senior Notes	499	—
2020 Senior Notes	500	—
2023 Senior Notes	897	896
2025 Senior Notes	498	—
2043 Senior Notes	696	696
Yen-denominated Senior Notes due 2017	68	68
Yen-denominated Senior Notes due 2020	106	107
Yen-denominated credit facilities	54	54
Commercial paper borrowings	1,240	789
Total debt	5,060	3,866
Less: current debt obligations	1,796	1,593
Long-term debt	$3,264	$2,273

Contractual maturities of the Company's debt for the next five fiscal years and thereafter, excluding any discounts or premiums, as of October 3, 2015 are as follows (in millions):

	Remainder of 2015	2016	2017	2018	2019	After 2019
Future minimum principal payments	$1,240	$554	$68	$500	$—	$2,206
During the first quarter of 2015, the Company repaid its 2-year, $500 million unsecured term loan due June 2015 and its 364-day, $250 million unsecured term loan due August 2015. The Company also increased its commercial paper balance to support the Company’s common stock repurchases during the first quarter of 2015. Refer to Note 6 for further information on the Company's common stock repurchases. Additionally, the Company's yen-denominated credit facility that expired in March 2015 for 3.25 billion Japanese Yen (the equivalent of $27 million as of October 3, 2015) was automatically extended for a one-year period bearing interest at Yen LIBOR plus 0.250%.
During the second quarter of 2015, the Company's other yen-denominated credit facility that expired in June 2015 for 3.25 billion Japanese Yen (the equivalent of $27 million as of October 3, 2015) was automatically extended for a one-year period bearing interest at Yen LIBOR plus 0.270%. Additionally, the Company entered into a 364-day, $175 million unsecured term loan that matures in April 2016, the proceeds of which were used to acquire the remaining ownership interest in Spinal Modulation, Inc. (Spinal Modulation). These borrowings bear interest at London InterBank Offered Rate (LIBOR) plus 0.900% and the Company may repay the term loan at any time. The Company repaid the $175 million term loan in full during the third quarter of 2015 using cash generated from operations.
In July 2015, the Company entered into a commitment letter (Commitment Letter) with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (together BofAML) pursuant to which BofAML committed to provide a $3.7 billion senior unsecured bridge facility (Bridge Facility) to finance the acquisition of Thoratec Corporation (Thoratec) (see Note 10). As of October 3, 2015, the Company had no outstanding borrowings under the Bridge Facility and it was terminated on October 8, 2015 when the Company completed its acquisition of Thoratec. The Company also recognized $13 million of commitment fees associated with the Bridge Facility in other (income) expense.
During the third quarter of 2015, the Company modified or issued the following debt instruments:
Credit Facility Expiring 2020: In August 2015, the Company entered into a 5-year, $1.5 billion revolving, unsecured committed credit facility (Credit Facility Expiring 2020) that it may draw upon to refinance existing indebtedness and for general corporate purposes. The Credit Facility Expiring 2020 amends and restates the Company's previous $1.5 billion unsecured committed credit facility that was scheduled to expire in May 2018. The Credit Facility Expiring 2020 will expire on August 21, 2020. Borrowings under the Credit Facility Expiring 2020 bear interest at LIBOR plus 0.680%, subject to adjustment in the event of a change in the Company’s credit ratings. The Credit Facility Expiring 2020 also amended the debt covenant relating to the Company's leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) from 3.5 to 1.0 under the prior facility, to 4.25 to 1.0 through the fiscal quarter ending December 31, 2015, 4.0 to 1.0 for the next four consecutive fiscal quarters and 3.5 to 1.0 thereafter. As of October 3, 2015 and January 3, 2015, the Company had no outstanding borrowings under either facility. On October 8, 2015, the Company's credit ratings were downgraded, resulting in an interest rate change from LIBOR plus 0.680% to LIBOR plus 0.900%.
2018 Senior Notes: In September 2015, the Company issued $500 million principal amount of 3-year, 2.000% unsecured senior notes (2018 Senior Notes) that mature in September 2018. The net proceeds from the issuance of the 2018 Senior Notes were used to finance a portion of the Company's Thoratec acquisition that closed in October 2015. Interest payments are required on a semi-annual basis. The 2018 Senior Notes were issued at a discount, yielding an effective interest rate of 2.084% at issuance. The Company may redeem the 2018 Senior Notes at any time at the applicable redemption price.
2020 Senior Notes: In September 2015, the Company issued $500 million principal amount of 5-year, 2.800% unsecured senior notes (2020 Senior Notes) that mature in September 2020. The net proceeds from the issuance of the 2020 Senior Notes were used to finance a portion of the Company's Thoratec acquisition. Interest payments are required on a semi-annual basis. The 2020 Senior Notes were issued at a discount, yielding an effective interest rate of 2.810% at issuance. The Company may redeem the 2020 Senior Notes at any time at the applicable redemption price.
2025 Senior Notes: In September 2015, the Company issued $500 million principal amount of 10-year, 3.875% unsecured senior notes (2025 Senior Notes) that mature in September 2025. The net proceeds from the issuance of the 2025 Senior Notes were used to finance a portion of the Company's Thoratec acquisition. Interest payments are required on a semi-annual basis. The 2025 Senior Notes were issued at a discount, yielding an effective interest rate of 3.922% at issuance. The Company may redeem the 2025 Senior Notes at any time at the applicable redemption price.
Term Loan Due 2020: The Company entered into a 5-year, $2.6 billion term loan due 2020 (Term Loan Due 2020) of which no funds were drawn as of October 3, 2015. On October 8, 2015, the Company received proceeds of $2.1 billion to finance the Company's acquisition of Thoratec. The remaining $500 million may be drawn upon to refinance existing indebtedness of the Company and for general corporate purposes. The Company may make interest payments under the Term Loan Due 2020 at its election of a 1-month, 2-month, 3-month or 6-month LIBOR plus 1.125%, subject to adjustment in the event of a change in the Company’s credit ratings. Required quarterly principal payments on the Term Loan Due 2020 begin in March 2016, with an increase to the quarterly principal payments after three years followed by a final maturity payment due on October 8, 2020. The Company may make optional principal payments on the outstanding borrowings at any time.
Other debt-related activities: During the third quarter of 2015, the Company amended a debt covenant related to its 1.580% Yen Denominated Senior Notes Due 2017 and its 2.040% Yen Denominated Senior Notes Due 2020 from the required ratio of total debt to total capitalization not exceeding 60% to a new ratio of total debt to total capitalization not exceeding 65% through the second quarter of 2016, reducing back to 60% thereafter.

NOTE 3 – COMMITMENTS AND CONTINGENCIES
Product Liability Litigation
Riata® Litigation: On December 17, 2014, the Company entered into an agreement that establishes a private settlement program to resolve the actions, disputes and claims-both filed and unfiled-of certain claimants against St. Jude Medical, Inc. relating to its Riata® and Riata® ST Silicone Defibrillation Leads. The agreement was entered into with a group of counsel representing plaintiffs in proceedings in jurisdictions around the country as well as claimants with Riata leads who have not initiated litigation. St. Jude Medical, Inc. accrued $15 million in the fourth quarter of 2014 to fund the settlement and related costs. The settlement was expected to resolve approximately 950 of the outstanding, pending cases and claims. The time period in which eligible claimants could submit their documentation to participate in the settlement has now closed with the final settlement comprising 886 claimants. The Company's settlement payment of $13 million was fully funded as of October 9, 2015. Additional payment for settlement-related expenses are not expected to be material.

As of October 30, 2015, the Company is aware of five lawsuits, of more than 70 such suits filed as of December 17, 2014, which were filed by plaintiffs in the U.S. alleging injuries caused by, and asserting product liability claims concerning, Riata® and Riata® ST Silicone Defibrillation Leads where the claimant elected to not participate in the above-described settlement program or were not part of the initial offered settlement. Of the remaining lawsuits, one remains pending in state court in Illinois, one is pending in the United States District Court for the Southern District of Indiana, one is now pending in the United States District Court for the District of South Carolina following the removal from state court and one is pending in the United States District Court for the Middle District of Florida. In October 2015, the Company was served with a new lawsuit that is venued in state court in California.

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

Securities and Other Shareholder Litigation

March 2010 Securities Class Action Litigation: In March 2010, a securities lawsuit seeking class action status was filed in federal district court in Minnesota against the Company and certain officers (collectively, the defendants) on behalf of purchasers of St. Jude Medical common stock between April 22, 2009 and October 6, 2009. The lawsuit related to the Company's earnings announcements for the first, second and third quarters of 2009, as well as a preliminary earnings release dated October 6, 2009. The complaint, which sought unspecified damages and other relief as well as attorneys' fees, alleged that the defendants failed to disclose that the Company was experiencing a slowdown in demand for its products and was not receiving anticipated orders for cardiac rhythm management devices. Class members alleged that the defendant's failure to disclose the above information resulted in the class purchasing St. Jude Medical stock at an artificially inflated price. In December 2011, the Court issued a decision denying a motion to dismiss, filed by the defendants in October 2010. In October 2012, the Court granted plaintiffs' motion to certify the case as a class action and the discovery phase of the case closed in September 2013. In October 2013, the defendants filed a motion for summary judgment. In November 2014, the defendants filed a motion for leave to proceed with a motion to decertify the class, which the Court denied in December 2014. On February 18, 2015, the parties entered into a written settlement agreement resolving the case, pending notification to class members and subject to court approval. Under the settlement, the Company agreed to make a payment of $50 million to resolve all of the class claims and recorded a charge of that amount during the fourth quarter of 2014. The Company had estimated its damages exposure on the claims alleged to be approximately $475 million. A preliminary order approving the settlement was entered by the District Court on March 9, 2015 with the final settlement order and judgment closing the case entered on June 12, 2015. During the first quarter of 2015, the Company received insurance recoveries of $40 million and continues to pursue collection of the remaining insurance recovery, including interest and attorneys' fees and costs.

December 2012 Securities Litigation: On December 7, 2012, a putative securities class action lawsuit was filed in federal district court in Minnesota against the Company and an officer (collectively, the defendants) for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the defendants between October 17, 2012 and November 20, 2012. The complaint, which sought unspecified damages and other relief as well as attorneys' fees, challenges the Company’s disclosures concerning its high voltage cardiac rhythm lead products during the purported class period. On December 10, 2012, a second putative securities class action lawsuit was filed in federal district court in Minnesota against the Company and certain officers for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the Company between October 19, 2011 and November 20, 2012. The second complaint alleged similar claims and sought similar relief. In March 2013, the Court consolidated the two cases and appointed a lead counsel and lead plaintiff. A consolidated amended complaint was served and filed in June 2013, alleging false or misleading representations made during the class period extending from February 5, 2010 through November 7, 2012. In September 2013, the defendants filed a motion to dismiss the consolidated amended complaint. On March 10, 2014, the Court ruled on the motion to dismiss, denying the motion in part and granting the motion in part. On October 7, 2014, the lead plaintiff filed a second amended complaint. Like the original consolidated amended complaint, the plaintiffs did not assert any specific amount of compensation in the second amended complaint. The plaintiffs re-filed their motion for class certification on September 4, 2015. The defendants filed their response on October 7, 2015, and plaintiffs will file a reply by November 16, 2015, with the hearing before the Court on the plaintiffs' class certification scheduled for December 15, 2015. Fact discovery closes December 18, 2015, and the deadline for filing dispositive motions is July 14, 2016. The case is expected to be ready for trial in February 2017. The Company intends to continue to vigorously defend against the claims asserted in this matter.

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

Regulatory Matters

The FDA inspected the Company’s manufacturing facility in Atlanta, Georgia at various times between June 8 to June 26, 2015. On July 6, 2015, the FDA issued a Form 483 identifying certain observed non-conformity with current Good Manufacturing Practice at its Atlanta, Georgia facility, the facility where the Company manufactures its CardioMEMS HF system. Following the receipt of the Form 483, the Company provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address the FDA’s observations of non-conformity. The Company subsequently received a warning letter dated September 30, 2015 from the FDA relating to these non-conformities with respect to this facility. The warning letter is specific to the Atlanta facility and does not impact any of the Company’s other manufacturing facilities. The warning letter does not identify any specific concerns regarding the performance of, or indicate the need for any field or other action regarding, the CardioMEMS product or any other St. Jude Medical product and acknowledges the actions already taken by the Company to address the observations. Since the completion of the FDA inspection, the Company has provided and will continue to provide the FDA with regular monthly updates. The Company is in the process of working diligently to completely remediate the FDA’s observations for the Atlanta facility and fully integrate this former CardioMEMS stand-alone facility into St. Jude Medical’s quality systems. The Company will continue manufacturing and shipping product from the Atlanta facility, and customer orders are not expected to be impacted while we work to resolve the FDA’s concerns. The Company takes these matters seriously, will respond timely and fully to the FDA’s requests, and believes that the FDA’s concerns can be resolved without a material impact on the Company’s financial results.

Product Warranties
The Company offers a warranty on various products, the most significant of which relate to pacemaker and tachycardia implantable cardioverter defibrillator (ICD) systems. The Company estimates the costs it expects to incur under its warranties and records a liability for such costs at the time the product is sold. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company regularly assesses the adequacy of its warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s product warranty liability during the three and nine months ended October 3, 2015 and September 27, 2014 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Balance at beginning of period	$29	$37	$35	$37
Warranty expense (income) recognized	—	1	(4)	4
Warranty credits issued	(1)	(1)	(3)	(4)
Balance at end of period	$28	$37	$28	$37

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

During the first quarter of 2015, the Company incurred additional charges of $8 million primarily related to severance and other termination benefits as well as other contract termination costs associated with the elimination of certain operational, quality and hardware development activities at a research and development facility and continued exit costs related to a facility closure in the United States. During the second quarter of 2015, the Company incurred additional charges of $27 million primarily related to additional severance costs and other termination benefits as well as contract termination costs. During the third quarter of 2015, the Company incurred charges of $31 million, primarily related to fixed asset impairments of software development assets no longer expected to be utilized (see Note 8) and additional severance costs and other termination benefits as well as contract termination costs. The Company currently expects to incur approximately $9 million during the fourth quarter of 2015 to complete the plan, but may incur additional charges in future periods.

A summary of the activity related to the Manufacturing and Supply Chain Optimization Plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at December 28, 2013	$—	$—	$—	$—	$—
Cost of sales special charges	7	—	—	—	7
Special charges	12	—	5	8	25
Non-cash charges used	—	—	(5)	—	(5)
Cash payments	(5)	—	—	(2)	(7)
Balance at January 3, 2015	14	—	—	6	20
Cost of sales special charges	1	1	—	—	2
Special charges	3	—	—	3	6
Non-cash charges used	—	(1)	—	—	(1)
Cash payments	(5)	—	—	(5)	(10)
Foreign exchange rate impact	—	—	—	(1)	(1)
Balance at April 4, 2015	13	—	—	3	16
Cost of sales special charges	1	—	—	5	6
Special charges	10	—	—	11	21
Cash payments	(12)	—	—	(11)	(23)
Balance at July 4, 2015	12	—	—	8	20
Cost of sales special charges	1	1	15	1	18
Special charges	3	—	—	10	13
Non-cash charges used	—	(1)	(15)	—	(16)
Cash payments	(6)	—	—	(14)	(20)
Balance at October 3, 2015	$10	$—	$—	$5	$15
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
During the first, second and third quarters of 2015, the Company incurred additional charges of $5 million, $9 million and $1 million, respectively, primarily related to severance and other termination benefits and other restructuring costs, including contract termination costs, moving expenses and other exit costs predominately associated with the facility closure in Europe. The Company currently expects to incur approximately $1 million during the fourth quarter of 2015 to complete the plan.

A summary of the activity related to the 2012 Business Realignment Plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at December 28, 2013	$54	$—	$—	$33	$87
Cost of sales special charges	8	8	13	1	30
Special charges	36	—	7	35	78
Non-cash charges used	—	(8)	(20)	—	(28)
Cash payments	(69)	—	—	(56)	(125)
Balance at January 3, 2015	26	—	—	12	38
Cost of sales special charges	1	1	—	—	2
Special charges	—	—	1	2	3
Non-cash charges used	—	(1)	(1)	—	(2)
Cash payments	(6)	—	—	—	(6)
Foreign exchange rate impact	(2)	—	—	—	(2)
Balance at April 4, 2015	19	—	—	14	33
Cost of sales special charges	1	2	—	—	3
Special charges	3	—	1	2	6
Non-cash charges used	—	(2)	(1)	—	(3)
Cash payments	(8)	—	—	(4)	(12)
Balance at July 4, 2015	15	—	—	12	27
Cost of sales special charges	—	—	—	—	—
Special charges	—	—	—	1	1
Non-cash charges used	—	—	—	—	—
Cash payments	(6)	—	—	(4)	(10)
Balance at October 3, 2015	$9	$—	$—	$9	$18
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

Other Special Charges

Intangible asset impairment charges: During the third quarter of 2015, the Company recognized a $2 million impairment charge associated with a customer relationship intangible asset (see Note 8).

During the third quarter of 2014, the Company recognized intangible asset impairment charges where the fair values of an indefinite-lived acquired in-process research and development (IPR&D) asset and the related indefinite-lived tradename asset were less than their carry values resulting in impairment charges of $17 million and $8 million, respectively (see Note 8).

Legal settlements: In connection with the March 2010 Securities Class Action Litigation, the Company recognized $10 million in insurance recoveries as a special benefit during the first quarter of 2015 (see Note 3). During the third quarter of 2015, the Company recognized a $1 million charge related to an unfavorable judgment for a product liability claim.

During the second quarter of 2014, the Company recognized a $27 million gain related to a favorable judgment and resolution in a patent infringement case. During the third quarter of 2014, the Company recognized a $2 million legal settlement expense.

Product field action costs and litigation costs: During the first, second and third quarters of 2015, the Company recognized $5 million, $3 million, and $6 million respectively, of litigation charges for expected future probable and estimable legal costs associated with outstanding legal matters related to the Company's product field actions. During the second and third quarters of 2014, the Company recognized $18 million and $3 million, respectively, of litigation charges for expected future probable and estimable legal costs associated with outstanding legal matters related to the Company's product field actions. Charges in excess of the amounts accrued are reasonably possible and depend on a number of factors, such as the type of claims received and the cost to defend.

During the third quarter of 2014, the Company initiated an advisory letter to physicians for patients implanted with certain ICDs that were identified as having a potential battery anomaly. As a result, the Company recognized special charges of $23 million, which was recorded to cost of sales special charges, primarily for scrapped inventory as well as additional warranty and patient monitoring costs. During the first and second quarters of 2015, the Company recognized a $2 million benefit in each quarter and a $1 million benefit during the third quarter of 2015, all in cost of sales special charges for salvaged inventory related to these ICDs originally identified in the third quarter of 2014 as having a potential battery anomaly. Additionally, the Company recognized a $2 million benefit during the second quarter of 2015 in cost of sales special charges due to lower than expected direct recall costs related to the voluntary product field action initiated in late 2012 associated with certain neuromodulation implantable pulse generator charging systems.

NOTE 5 – NET EARNINGS PER SHARE
The table below sets forth the computation of basic and diluted net earnings per share attributable to St. Jude Medical, Inc. (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Numerator:
Net earnings attributable to St. Jude Medical, Inc.	$215	$238	$767	$757
Denominator:
Basic weighted average shares outstanding	282.2	285.2	282.1	284.6
Dilution associated with stock-based compensation plans	4.1	4.8	4.2	4.8
Diluted weighted average shares outstanding	286.3	290.0	286.3	289.4
Basic net earnings per share attributable to St. Jude Medical, Inc.	$0.76	$0.83	$2.72	$2.66
Diluted net earnings per share attributable to St. Jude Medical, Inc.	$0.75	$0.82	$2.68	$2.62

Anti-dilutive shares of common stock excluded from diluted net earnings per share attributable to St. Jude Medical, Inc.	2.6	2.7	3.1	2.0

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND SUPPLEMENTAL EQUITY INFORMATION
The tables below present the changes in each component of accumulated other comprehensive income, net of tax, including other comprehensive income and reclassifications out of accumulated other comprehensive income into net earnings for the three and nine months ended October 3, 2015, respectively (in millions):

	Unrealized
	Gain (Loss) On	Unrealized	Foreign	Accumulated
	Available-for-	Gain (Loss) On	Currency	Other
For the three months ended October 3, 2015	sale Securities	Derivative Instruments	translation adjustment	Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as of July 4, 2015	$12	$15	$(288)	$(261)
Other comprehensive income (loss) before reclassifications	(1)	(7)	(25)	(33)
Amounts reclassified to net earnings from accumulated other comprehensive income	(7)	(4)	—	(11)
Other comprehensive income (loss)	(8)	(11)	(25)	(44)
Accumulated other comprehensive income (loss) as of October 3, 2015	$4	$4	$(313)	$(305)

	Unrealized
	Gain (Loss) On	Unrealized	Foreign	Accumulated
	Available-for-	Gain (Loss) On	Currency	Other
For the nine months ended October 3, 2015	sale Securities	Derivative Instruments	translation adjustment	Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as of January 3, 2015	$15	$3	$(191)	$(173)
Other comprehensive income (loss) before reclassifications	—	9	(122)	(113)
Amounts reclassified to net earnings from accumulated other comprehensive income	(11)	(8)	—	(19)
Other comprehensive income (loss)	(11)	1	(122)	(132)
Accumulated other comprehensive income (loss) as of October 3, 2015	$4	$4	$(313)	$(305)

The tables below present the changes in each component of accumulated other comprehensive income, net of tax, including other comprehensive income and reclassifications out of accumulated other comprehensive income into net earnings for the three and nine months ended September 27, 2014, respectively (in millions):

	Unrealized
	Gain (Loss) On	Unrealized	Foreign	Accumulated
	Available-for-	Gain (Loss) On	Currency	Other
For the three months ended September 27, 2014	sale Securities	Derivative Instruments	translation adjustment	Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as of June 28, 2014	$18	$3	$16	$37
Other comprehensive income (loss) before reclassifications	(2)	—	(101)	(103)
Amounts reclassified to net earnings from accumulated other comprehensive income	(2)	—	—	(2)
Other comprehensive income (loss)	(4)	—	(101)	(105)
Accumulated other comprehensive income (loss) as of September 27, 2014	$14	$3	$(85)	$(68)

	Unrealized
	Gain (Loss) On	Unrealized	Foreign	Accumulated
	Available-for-	Gain (Loss) On	Currency	Other
For the nine months ended September 27, 2014	sale Securities	Derivative Instruments	translation adjustment	Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as of December 28, 2013	$17	$3	$26	$46
Other comprehensive income (loss) before reclassifications	(1)	—	(111)	(112)
Amounts reclassified to net earnings from accumulated other comprehensive income	(2)	—	—	(2)
Other comprehensive income (loss)	(3)	—	(111)	(114)
Accumulated other comprehensive income (loss) as of September 27, 2014	$14	$3	$(85)	$(68)

Income taxes are not provided for foreign translation related to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting items in comprehensive income that are also recorded as part of net earnings.

The following table provides details about reclassifications out of accumulated other comprehensive income and the line items impacted in the Company's Condensed Consolidated Statements of Earnings during the three and nine months ended October 3, 2015 and September 27, 2014, respectively (in millions):

Details about	Amount reclassified from accumulated other comprehensive income
accumulated other	Three Months Ended		Nine Months Ended
comprehensive income components	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014	Statements of Earnings Classification

Unrealized (gain) loss on available-for-sale securities:
(Gain) loss on sale of available-for-sale securities	$(11)	$(3)	$(18)	$(3)	Other (income) expense
Tax effect	4	1	7	1	Income tax expense
Net of tax	$(7)	$(2)	$(11)	$(2)

Unrealized (gain) loss on derivative financial instruments:
(Gain) loss recognized on derivative financial instruments	$(4)	$—	$(8)	$—	Cost of sales
Tax effect	—	—	—	—	Income tax expense
Net of tax	$(4)	$—	$(8)	$—

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
During the second quarter of 2015, the Company exercised its exclusive option and paid $173 million to Spinal Modulation’s shareholders to acquire the remaining 81% ownership interest in the company that it did not previously own and accrued $155 million of contingent consideration (see Note 8). The $173 million paid in the second quarter of 2015 was classified as a financing activity in the Condensed Consolidated Statements of Cash Flows. As the Company retained its controlling interest, the payment for the shares and the accrual for contingent consideration resulted in a decrease in shareholders' equity before noncontrolling interest of $297 million and a decrease in noncontrolling interest of $33 million in St. Jude Medical's Condensed Consolidated Balance Sheets. Spinal Modulation's results of operations continue to be included in the Company's Condensed Consolidated Financial Statements.

The supplemental equity schedules below present changes in the Company's noncontrolling interest and total shareholders' equity for the nine months ended October 3, 2015 and September 27, 2014, respectively (in millions):

	Total
	Shareholders'
	Equity
	Before		Total
	Noncontrolling	Noncontrolling	Shareholders'
For the nine months ended October 3, 2015	Interest	Interest	Equity
Balance at January 3, 2015	$4,199	$45	$4,244
Net earnings	767	(14)	753
Other comprehensive income (loss)	(132)	—	(132)
Cash dividends declared	(245)	—	(245)
Repurchases of common stock	(500)	—	(500)
Stock-based compensation	53	2	55
Common stock issued under employee stock plans and other, net	135	—	135
Tax benefit from stock plans	17	—	17
Additions (purchases) of noncontrolling ownership interests	(297)	(33)	(330)
Balance at October 3, 2015	$3,997	$—	$3,997

	Total
	Shareholders'
	Equity
	Before		Total
	Noncontrolling	Noncontrolling	Shareholders'
For the nine months ended September 27, 2014	Interest	Interest	Equity
Balance at December 28, 2013	$4,231	$173	$4,404
Net earnings	757	(40)	717
Other comprehensive income (loss)	(114)	—	(114)
Cash dividends declared	(231)	—	(231)
Repurchases of common stock	(434)	—	(434)
Stock-based compensation	51	—	51
Common stock issued under employee stock plans and other, net	119	—	119
Tax benefit from stock plans	13	—	13
Measurement period fair value adjustment to noncontrolling interest	—	(36)	(36)
Additions (purchases) of noncontrolling ownership interests	(297)	(47)	(344)
Balance at September 27, 2014	$4,095	$50	$4,145

NOTE 7 – INCOME TAXES
As of October 3, 2015, the Company had $364 million accrued for uncertain tax positions, all of which would affect the Company’s effective tax rate if recognized. Additionally, the Company had $50 million accrued for gross interest and penalties as of October 3, 2015. At January 3, 2015, the liability for uncertain tax positions was $328 million and the accrual for gross interest and penalties was $44 million.
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

The Company's effective income tax rate was 17.6% and 7.2% for the third quarter of 2015 and 2014, respectively, and 12.7% and 11.5% for the nine months ended during 2015 and 2014, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete income tax factors and events. Special charges, acquisition-related costs, including contingent consideration fair value adjustments, and discrete income tax items recognized during the third quarter of 2015 unfavorably impacted the effective rate by 1.6 percentage points and favorably impacted the effective rate by 4.2 percentage points during the first nine months of 2015. Special charges, acquisition-related costs, including contingent consideration fair value adjustments, and discrete tax items recognized during the third quarter and first nine months of 2014 favorably impacted the effective tax rate by 12.0 percentage points and 7.7 percentage points, respectively. Additionally, the effective income tax rate decreased during the third quarter and first nine months of 2015 compared to the same prior year periods as a result of changes in the mix of income before income taxes between U.S. and foreign countries.

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
The following table summarizes the components of the balance of the Company’s available-for-sale securities at October 3, 2015 and January 3, 2015 (in millions):

	October 3, 2015	January 3, 2015
Adjusted cost	$4	$6
Gross unrealized gains	7	24
Fair value	$11	$30

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

A summary of assets and liabilities measured at fair value on a recurring basis at October 3, 2015 and January 3, 2015 is as follows (in millions):

	Balance Sheet Classification	October 3, 2015	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$505	$505	$—	$—
Available-for-sale securities	Other current assets	11	11	—	—
Foreign currency forward contracts	Other current assets	6	—	6	—
Trading securities	Other assets	298	298	—	—
Foreign currency forward contracts	Other assets	1	—	1	—
Total assets		$821	$814	$7	$—

Liabilities
Foreign currency forward contracts	Other current liabilities	$6	$—	$6	$—
Contingent consideration	Other current liabilities	118	—	—	118
Foreign currency forward contracts	Other liabilities	2	—	2	—
Contingent consideration	Other liabilities	30	—	—	30
Total liabilities		$156	$—	$8	$148

	Balance Sheet Classification	January 3, 2015	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$729	$729	$—	$—
Available-for-sale securities	Other current assets	30	30	—	—
Trading securities	Other assets	301	301	—	—
Total assets		$1,060	$1,060	$—	$—

Liabilities
Contingent consideration	Other liabilities	$50	$—	$—	$50
Total liabilities		$50	$—	$—	$50

The recurring Level 3 fair value measurements of the Company's contingent consideration liability include the following significant unobservable inputs (in millions):

Contingent Consideration Liabilities	Fair Value as of October 3, 2015	Valuation Technique	Unobservable Input	Value or Range

Spinal Modulation regulatory-based milestone	$118	Probability Weighted Discounted Cash Flow	Discount Rate			2.1%
			Probability of Payment			95%
			Projected Year of Payment			2016

Spinal Modulation revenue-based milestones and earn-outs	28	Monte Carlo Simulation	Discount Rates	0.9%	-	16.5%
			Expected Revenue Volatility			25.0%
			Projected Years of Payments	2017, 2018

Nanostim, Inc. (Nanostim) revenue-based milestones	2	Probability Weighted Discounted Cash Flow	Discount Rate			5.0%
			Probability of Payment			10%
			Projected Years of Payments	2017, 2018
Total contingent consideration liabilities	$148

Additionally, the following table provides a reconciliation of the beginning and ending balances of the Company's contingent consideration liabilities (in millions):

	Spinal Modulation	Nanostim	Total
Balance as of January 3, 2015	$—	$50	$50
Change in fair value of contingent consideration	—	(23)	(23)
Balance as of April 4, 2015	—	27	27
Initial fair value measurement of contingent consideration	155	—	155
Change in fair value of contingent consideration	5	(23)	(18)
Balance as of July 4, 2015	$160	$4	$164
Change in fair value of contingent consideration	(14)	(2)	(16)
Balance as of October 3, 2015	$146	$2	$148
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
Other than the long-lived asset impairments discussed as follows, there were no other material impairments that were measured at fair value on a nonrecurring basis for the three and nine months ended October 3, 2015 or September 27, 2014.
Long-lived assets: During both the first and second quarters of 2015, the Company recognized $1 million of fixed asset write-offs associated with projects abandoned under the new realigned structure. During the third quarter of 2015, the Company recognized $15 million of fixed asset impairments primarily associated with software development assets no longer expected to be utilized. During the first and third quarters of 2014, the Company recognized $1 million and $5 million of fixed asset write-offs associated with projects abandoned under the new realigned structure. During the second quarter of 2014, the Company recognized $14 million of fixed asset write-offs primarily associated with the discontinuation of a clinical trial. Typically the Company measures the fair value of its long-lived assets, such as its definite-lived intangible assets and property, plant and equipment using independent appraisals, market models and discounted cash flow models. However, as these fixed assets had no alternative future use and therefore no discrete future cash flows, the assets were fully impaired.
During the third quarter of 2015, the Company recognized a $2 million impairment charge related to a customer relationship intangible asset. Due to changes in hospital purchasing practices, the Company determined that the intangible asset no longer had any future discrete cash flows and that the asset was fully impaired.
Indefinite-lived intangible assets: The Company also reviews its indefinite-lived intangible assets at least annually to determine if any adverse conditions exist that would indicate a potential impairment by considering qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, financial performance, entity specific events, changes in net assets and project-based performance toward regulatory approvals. During the third quarter of 2014, the Company recognized a total impairment charge of $25 million to write-down certain IPR&D and tradename assets to their estimated fair value of $34 million. The Company utilized a discounted cash flow model for each individual asset. The impairments were triggered by clinical information received in the third quarter of 2014, resulting in the Company revising its expectations, including a decrease in the market opportunity and an increase in the cost and length of time to bring the related products to market. The fair value measurements of these intangible assets are considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value, including the terminal growth rate, royalty rate, discount rate and projected future cash flows.
Cost method investments: The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other assets and measured at fair value on a nonrecurring basis. The carrying value of these investments was $76 million and $71 million as of October 3, 2015 and January 3, 2015, respectively. The fair value of the Company’s cost method investments was not estimated during the third quarter of 2015 since there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments.
Fair Value Measurements of Other Financial Instruments
The aggregate fair value of the Company’s fixed-rate senior notes at October 3, 2015 (measured using quoted prices in active markets) was $3,784 million compared to the aggregate carrying value of $3,765 million (inclusive of unamortized debt discounts or premiums). The fair value of the Company’s variable-rate debt obligations at October 3, 2015 approximated its aggregate $1,294 million carrying value due to the variable interest rate and short-term nature of these instruments. The Company also had $2,030 million and $713 million of cash equivalents invested in short-term deposits and interest and non-interest bearing bank accounts at October 3, 2015 and January 3, 2015, respectively.

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

Cash Flow Hedges

In the first quarter of 2015, the Company began to enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications from accumulated other comprehensive income to earnings in the period during which the hedged transactions affect earnings and in the same financial statement line item with the earnings effects of the hedged transaction. The Company may dedesignate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation, but before settlement of the forward contract, are recorded in earnings and classified in operating activities within the Condensed Consolidated Statements of Cash Flows. Refer to the Derivatives Not Designated as Hedging Instruments section that follows. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in earnings on cash flow hedges were not material during the third quarter and first nine months of 2015. The Company hedges its exposure to the variability in future cash flows of forecasted transactions for periods of up to 24 months. The dollar equivalent gross notional amount of the Company’s foreign exchange forward contracts designated as cash flow hedges at October 3, 2015 was approximately $1.0 billion.

As of October 3, 2015, the Company did not have an unrealized accumulated other comprehensive income balance related to its foreign currency forward contracts. Based on exchange rates as of October 3, 2015, the Company expects to reclassify approximately $2 million of after-tax gains to earnings over the next 12 months contemporaneously with the earnings effects of the related forecasted transactions (the impact offset by cash flows from the underlying hedged items).

The following table provides the (gains) losses related to derivative instruments designated as cash flow hedges, including the location in the Condensed Consolidated Statements of Earnings and the Condensed Consolidated Statements of Comprehensive Income (in millions):

Pre-tax (Gain) Loss
	Recognized in	Pre-tax (Gain) Loss Recognized
	Other	in Earnings on Effective Portion		Ineffective Portion of (Gain) Loss
	Comprehensive	of Derivative as a Result of		on Derivative and Amount
Three	Income on Effective	Reclassification from		Excluded from Effectiveness
months	Portion of	Accumulated Other		Testing Recognized
ended	Derivative	Comprehensive Income		in Earnings
October 3, 2015	Amount	Amount	Location	Amount	Location
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$10	$(4)	Cost of sales	$—	Cost of sales

Pre-tax (Gain) Loss
	Recognized in	Pre-tax (Gain) Loss Recognized
	Other	in Earnings on Effective Portion		Ineffective Portion of (Gain) Loss
	Comprehensive	of Derivative as a Result of		on Derivative and Amount
Nine	Income on Effective	Reclassification from		Excluded from Effectiveness
months	Portion of	Accumulated Other		Testing Recognized
ended	Derivative	Comprehensive Income		in Earnings
October 3, 2015	Amount	Amount	Location	Amount	Location
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$(9)	$(8)	Cost of sales	$—	Cost of sales

Reclassifications from accumulated other comprehensive income into earnings include accumulated (gains) losses on dedesignated hedges at the time earnings are impacted.

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include dedesignated foreign currency forward contracts that formerly were designated in cash flow hedging relationships (as referenced in the Cash Flow Hedges section discussed previously). In addition, the Company enters into foreign currency forward contracts to economically hedge the foreign currency impact of assets and liabilities (including intercompany assets and liabilities) denominated in nonfunctional currencies. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward contracts not designated as hedging instruments totaled $100 million as of October 3, 2015. The fair value of the Company's outstanding contracts was not material as of October 3, 2015 and January 3, 2015.
The following table provides the (gains) losses related to derivative instruments not designated as hedging instruments, including the location in the Condensed Consolidated Statements of Earnings (in millions):

	(Gain) Loss on Derivatives		(Gain) Loss on Derivatives
Derivatives Not	Recognized in Earnings		Recognized in Earnings
Designated as	Three Months Ended		Nine Months Ended
Hedging Instruments	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014	Location
Foreign currency forward contracts	$(3)	$(7)	$(11)	$(3)	Other (income) expense
The net (gains) losses were almost entirely offset by corresponding net (losses) gains on the foreign currency exposures being managed.
Location and Fair Value Amount of Derivative Instruments
The following table summarizes the fair value of the Company’s derivative instruments and their locations in the Condensed Consolidated Balance Sheets as of October 3, 2015 (in millions):

Fair Value of Derivative Instruments	Amount	Location
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts	$6	Other current assets
	1	Other assets
	(6)	Other current liabilities
	(2)	Other liabilities
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	—	Other current assets
	—	Other current liabilities
Total	$(1)
Additional information with respect to the fair values of the Company's derivative instruments is included in Note 8.

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

Fair values of the Company's derivatives can change significantly from period to period based on, among other factors, market movements and changes in the Company's positions. However, the Company’s risk is limited to the fair value of the instruments. The Company monitors its exposure to counterparty credit risk (the risk that counterparties will default and not make payments to the Company according to the terms of the agreements) by selecting major international banks and financial institutions as counterparties and by entering into master netting arrangements with counterparties when possible. A master netting arrangement may allow each counterparty to net settle amounts owed between a St. Jude Medical entity and the counterparty as a result of multiple, separate derivative transactions. As of October 3, 2015, St. Jude Medical had International Swaps and Derivatives Association agreements with four applicable banks and financial institutions that contain netting provisions.

The Company has elected to present the fair values of derivative assets and liabilities within the Company’s Condensed Consolidated Balance Sheets on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. However, the following table provides information as though the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of the netting arrangements with each of the counterparties as of October 3, 2015 (in millions):

Gross Amounts not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
Gross Amount of
Eligible Offsetting
	Gross Amount of	Recognized
	Derivative Assets	Derivative Liabilities
	Presented in the	Presented in the		Net
	Condensed	Condensed	Cash	Amount of
	Consolidated	Consolidated	Collateral	Derivative
Derivatives as of October 3, 2015	Balance Sheet	Balance Sheet	Received	Assets
Derivatives subject to master netting agreements	$1	$1	$—	$—
Derivatives not subject to master netting agreements	6			6
Total	$7	$1	$—	$6

Gross Amounts not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
Gross Amount of
	Gross Amount of	Eligible Offsetting
	Derivative	Recognized
	Liabilities	Derivative Assets
	Presented in the	Presented in the		Net
	Condensed	Condensed	Cash	Amount of
	Consolidated	Consolidated	Collateral	Derivative
Derivatives as of October 3, 2015	Balance Sheet	Balance Sheet	Pledged	Liabilities
Derivatives subject to master netting agreements	$1	$1	$—	$—
Derivatives not subject to master netting agreements	7			7
Total	$8	1	$—	$7

For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of October 3, 2015, no cash collateral had been received or pledged related to these derivative instruments.

NOTE 10 – BUSINESS COMBINATION
On October 8, 2015, the Company acquired all of the outstanding shares of Thoratec for approximately $3.3 billion in total purchase consideration, net of cash acquired. Thoratec is headquartered in Pleasanton, California and develops, manufactures and markets proprietary medical devices used for mechanical circulatory support for the treatment of heart failure patients. Under the terms of the agreement, each outstanding Thoratec share was converted into the right to receive $63.50 per share in cash. During the third quarter of 2015, the Company recognized direct transaction costs of $5 million in selling, general and administrative expense in the Company's Condensed Consolidated Statements of Earnings.

Due to the limited time since the acquisition date, the preliminary acquisition valuation for the business combination, including the fair value of the individual components of non-cash consideration, is incomplete at this time. As a result, the Company is unable to provide pro forma disclosures and the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed under the acquisition method of accounting.

The Company expects to recognize goodwill as a result of the Thoratec acquisition, which will not be deductible for income tax purposes. The goodwill will largely be attributable to strategic opportunities for growing the Company's portfolio of products treating heart failure by offering more comprehensive therapy options across the care continuum. Synergies are also expected to arise upon the integration of Thoratec, the benefits of utilizing the existing workforce, technology innovation and cross-selling opportunities.

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
Recent Developments
Net sales for both the third quarter and first nine months of 2015 decreased 2% compared to the same prior year periods. Foreign currency translation unfavorably decreased our 2015 third quarter and first nine months net sales by $113 million and $322 million, respectively, compared to the same periods in 2014. Partially offsetting the unfavorable foreign currency translation impact, our net sales increased during the third quarter and first nine months of 2015 in the following key areas compared to the same prior year periods:

•
Our AF Products continued to benefit from increased EP catheter ablation procedures, led by increased net sales from our TactiCath® irrigated ablation catheter that received U.S. Food and Drug Administration (FDA) approval in October 2014 and incremental net sales from our FlexAbility™ ablation catheter that received FDA approval in January 2015.

•	We have also experienced increased net sales from our CardioMEMS™ HF (Heart Failure) System that received FDA approval in May 2014.

•	We have benefited from incremental net sales from our radiofrequency ablation products and related consumable items, acquired as part of our NT Holding Company (NeuroTherm) acquisition in August 2014.

•	We have also experienced incremental net sales from our Quadra Allure MP™ cardiac resynchronization therapy pacemaker (CRT-P) device that received CE Mark approval in December 2014.

In addition to unfavorable foreign currency translation, we have also experienced a net sales decline during the third quarter and first nine months of 2015 compared to the same prior year periods in our traditional pacemaker and ICD devices, our cardiac resynchronization therapy defibrillator (CRT-D) devices, the third party vascular products we distribute in Japan and our mechanical heart valves as the market continues to shift toward a preference for tissue valves.

Diluted net earnings per share attributable to St. Jude Medical, Inc. for the third quarter and first nine months of 2015 were $0.75 and $2.68, respectively, driven by the revenue impacts described above and the following key items which resulted in after-tax charges of $0.14 per diluted share and $0.01 per diluted share during the third quarter and first nine months of 2015, respectively:

•	We recognized after-tax special charges of $0.08 and $0.20 per diluted share related to restructuring activities during the third quarter and first nine months of 2015, respectively.

•
We benefited from net after-tax benefits of $0.01 and $0.14 per diluted share for acquisition-related costs, including contingent consideration fair value adjustments, during the third quarter and first nine months of 2015, respectively, primarily related to fair value adjustments related to our Nanostim, Inc. (Nanostim) and

Spinal Modulation, Inc. (Spinal Modulation) contingent consideration liabilities. These benefits were partially offset by commitment fees related to an unused bridge facility and direct transaction costs during the third quarter of 2015 associated with our Thoratec Corporation (Thoratec) acquisition.

•
We recognized discrete income tax charges of $0.06 per diluted share and benefited from discrete income tax items of $0.04 per diluted share during the third quarter and first nine months of 2015, respectively.

•
We received insurance recoveries associated with our March 2010 Securities Litigation Case and recognized an unfavorable legal judgment related to a product liability claim resulting in a net after-tax benefit of $0.02 per diluted share during the first nine months of 2015.

•	We recognized net after-tax special charges of $0.01 per diluted share related to product field action costs and litigation costs during both the third quarter and first nine months of 2015.

Significant cash flow activity during the first nine months of 2015 included the following key items:

•	We generated $852 million of cash flows from operating activities.

•
We issued $1.5 billion of unsecured senior notes to finance a portion of our Thoratec acquisition and received proceeds of $451 million from net issuances of commercial paper. We also entered into a 365-day, $175 million unsecured term loan due April 2016 (Term Loan due 2016) that was used to acquire the remaining ownership interest in Spinal Modulation. Partially offsetting our debt issuances, we repaid all of our outstanding term loans totaling $925 million, including the Term Loan Due 2016.

•	We returned $740 million to shareholders in the form of common stock repurchases and dividends during the first nine months of 2015.

On October 8, 2015, we completed our acquisition of Thoratec purchasing all of its outstanding shares for $3.3 billion in total consideration, net of cash acquired using $2.1 billion of a 5-year, $2.6 billion term loan due 2020 (Term Loan Due 2020), together with the proceeds from the $1.5 billion of unsecured senior notes. Refer to Note 2 and 10 of the Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS
Net sales
While we manage our operations globally and believe our product category sales are the most relevant measure of revenue performance, we also utilize geographic area revenue data as a secondary performance measure.
The following table presents net sales to external customers for our six major product categories (in millions):

	Three Months Ended			Nine Months Ended
	October 3, 2015	September 27, 2014	% Change	October 3, 2015	September 27, 2014	% Change
ICD Systems	$392	$422	(7.2)%	$1,224	$1,320	(7.2)%
Atrial Fibrillation Products	271	253	7.4%	820	761	7.8%
Pacemaker Systems	238	266	(10.2)%	719	788	(8.7)%
Vascular Products	176	169	3.7%	537	521	3.0%
Structural Heart Products	141	155	(8.8)%	447	480	(6.7)%
Neuromodulation Products	121	107	12.5%	347	313	10.7%
Net sales	$1,339	$1,372	(2.4)%	$4,094	$4,183	(2.1)%
The following table presents net sales by significant geographic area based on customer location (in millions):

	Three Months Ended			Nine Months Ended
	October 3, 2015	September 27, 2014	% Change	October 3, 2015	September 27, 2014	% Change
United States	$705	$666	5.9%	$2,098	$1,979	6.1%
Europe	306	344	(11.4)%	1,001	1,132	(11.6)%
Japan	111	132	(15.2)%	344	398	(13.5)%
Other foreign countries	217	230	(5.7)%	651	674	(3.4)%
Net sales	$1,339	$1,372	(2.4)%	$4,094	$4,183	(2.1)%

We analyze changes in revenue based on constant currency growth (which includes organic volume and selling price impacts and the impacts of acquisitions) and foreign currency translation impacts. These impacts for the third quarter and first nine months of 2015 compared to the same prior year periods were as follows:

	Three Months Ended October 3, 2015 % Change	Nine Months Ended October 3, 2015 % Change
Constant currency	5.8%	5.6%
Translation	(8.2)%	(7.7)%
Net sales	(2.4)%	(2.1)%
Overall, net sales decreased during the third quarter and first nine months of 2015 compared to the same prior year periods. Geographically, during the third quarter and first nine months of 2015, we experienced unfavorable foreign currency translation impacts of $113 million and $322 million, respectively, primarily due to the U.S. dollar strengthening against the Euro and Japanese Yen compared to the same periods in 2014. Additionally, we have continued to experience a net sales decline in the third party vascular products we distribute in Japan as a result of discontinuing certain distribution relationships and net sales declines in our traditional ICD and pacemaker devices in Japan during both the third quarter and first nine months of 2015 compared to the same periods last year. The net sales fluctuations for the third quarter and first nine months of 2015 compared to the same prior year periods are further discussed by our six major product categories as follows.

ICD Systems: Foreign currency translation unfavorably impacted our ICD Systems net sales by $28 million (6 percentage points) and $81 million (6 percentage points) during the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. Additionally, we experienced net sales declines in both our CRT-D devices and traditional ICD devices, driven by competitive pressures primarily impacting our U.S. CRT-D devices during both the third quarter and first nine months of 2015 compared to the prior year periods.

Atrial Fibrillation Products: Our AF Products continued to benefit from increased EP catheter ablation procedures and increased net sales related to our advanced cardiac mapping systems and our intracardiac echocardiography imaging product offerings during the third quarter and first nine months of 2015 compared to the same prior periods in 2014. Incremental net sales associated with our TactiCath® irrigated ablation catheter (FDA approval in October 2014) and our FlexAbility™ ablation catheter (FDA approval in January 2015) led our net sales increase during the third quarter and first nine months of 2015 compared to the same prior year periods. During the third quarter and first nine months of 2015, foreign currency translation had a $24 million (10 percentage points) and $69 million (9 percentage points) unfavorable impact, respectively, on AF Products net sales compared to the same periods in 2014.

Pacemaker Systems: Foreign currency translation unfavorably impacted our Pacemaker Systems net sales by $23 million (9 percentage points) and $64 million (8 percentage points) during the third quarter and first nine months of 2015, respectively, compared to the same prior year periods. Additionally, we experienced net sales declines in our traditional pacemaker devices primarily driven by competitive magnetic resonance imaging (MRI) pacemaker pressures in the U.S. during the third quarter and first nine months of 2015 compared to the same periods in 2014. Partially offsetting these net sales decreases, we experienced incremental net sales from our Quadra Allure MP™ CRT-P device during the third quarter and first nine months of 2015 compared to the same prior year periods.

Vascular Products: During the third quarter and first nine months of 2015, our Vascular Products category continued to benefit from incremental net sales related to the FDA approval of our CardioMEMS™ HF System in May 2014 as we continue to penetrate the market, compared to the same prior year periods. Additionally, we experienced net sales volume increases associated with our Fractional Flow Reserve (FFR) technology and OCT imaging products during the third quarter and first nine months of 2015 compared to the same periods in 2014. Partially offsetting our net sales increases, we experienced unfavorable foreign currency translation of $16 million (10 percentage points) and $47 million (9 percentage points) during the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. Additionally, we have continued to experience a net sales decline in the third party vascular products we distribute in Japan as a result of discontinuing certain distribution relationships.

Structural Heart Products: During the third quarter and first nine months of 2015, Structural Heart Products net sales were unfavorably impacted by foreign currency translation of $15 million (10 percentage points) and $42 million (9 percentage points), respectively, compared to the same prior year periods. We also experienced a net sales decline in our mechanical heart valves during the third quarter and first nine months of 2015 compared to the same periods in 2014 due to a market preference for tissue valves. Partially offsetting these net sales decreases, Structural Heart Product net sales increased during the third quarter and first nine months of 2015 primarily as a result of increased net sales volumes associated with our left atrial appendage AMPLATZER™ vascular plugs and our Trifecta™ pericardial stented tissue valve.

Neuromodulation Products: The primary increase in our Neuromodulation Products net sales was the result of our August 2014 acquisition of NeuroTherm, which resulted in incremental net sales during both the third quarter and first nine months of 2015 compared to the same prior year periods. Additionally, we benefited from our launch of our Protégé MRI™ spinal cord stimulation system (FDA approval in April 2015), our Prodigy™ IPG with burst stimulation and our recent launch of Prodigy MRI™ with burst stimulation (CE Mark approval in August 2015) during both the third quarter and first nine months of 2015 compared to the same periods in 2014. Partially offsetting the increase in Neuromodulation Products net sales, foreign currency translation unfavorably decreased our third quarter and first nine months of 2015 net sales by $7 million (6 percentage points) and $19 million (6 percentage points), respectively, compared to the same prior year periods.

Gross profit
	Three Months Ended				Nine Months Ended
(in millions)	October 3, 2015	September 27, 2014	Change		October 3, 2015	September 27, 2014	Change
Gross profit	$914	$960	(4.8)%		$2,850	$2,955	(3.6)%
Percentage of net sales	68.3%	70.0%	(1.7)	pts.	69.6%	70.6%	(1.0)	pts.

Our gross profit percentages (or gross margins) for the third quarter and first nine months of 2015 decreased compared to the same prior year periods. Foreign currency translation unfavorably impacted our gross margins during the third quarter and first nine months of 2015 by 1.4 percentage points and 1.1 percentage points, respectively, compared to the same periods in 2014. Special charges also negatively impacted our gross margins for the third quarter and first nine months of 2015 by $17 million (1.3 percentage points) and $24 million (0.6 percentage points), respectively, and unfavorably impacted our gross margins for the third quarter and first nine months of 2014 by $24 million (1.7 percentages points) and $51 million (1.2 percentage points), respectively. The remaining negative gross margin impact during both the third quarter and first nine months of 2015 compared to the same prior year periods was primarily the result of a less favorable geographic, product and average selling price sales mix coupled by competitive pressures primarily impacting our U.S. ICD and Pacemaker systems product categories.

Selling, general and administrative (SG&A) expense
	Three Months Ended				Nine Months Ended
(in millions)	October 3, 2015	September 27, 2014	Change		October 3, 2015	September 27, 2014	Change
Selling, general and administrative expense	$413	$453	(8.8)%		$1,290	$1,399	(7.8)%
Percentage of net sales	30.8%	33.0%	(2.2)	pts.	31.5%	33.4%	(1.9)	pts.

The decrease in our SG&A expense during the third quarter and first nine months of 2015 was primarily driven by favorable foreign currency translation impacts of 2.2 percentage points and 2.1 percentage points, respectively, compared to the same prior year period. Additionally, we experienced an $8 million (0.6 percentage points) and $39 million (1.0 percentage points) net benefit to our acquisition-related costs, including contingent consideration fair value adjustments, during the third quarter and first nine months of 2015, respectively, primarily as a result of the fair value adjustments to our Nanostim and Spinal Modulation contingent consideration liabilities to reflect a change in the expected timing and probability of future revenue milestone and earn-out achievements. Additionally, during the third quarter and first nine months of 2015, our SG&A expense benefited from cost savings initiatives, including benefits associated with our restructuring activities. These benefits were partially offset by our continued investment in the launch of our CardioMEMS™ HF System. Comparatively, during the third quarter and first nine months of 2014, our SG&A expense was negatively impacted by acquisition-related costs, including contingent consideration fair value adjustments, of $15 million (1.1 percentage points) and $48 million (1.1 percentage points), respectively.

Research and development (R&D) expense
	Three Months Ended				Nine Months Ended
(in millions)	October 3, 2015	September 27, 2014	Change		October 3, 2015	September 27, 2014	Change
Research and development expense	$161	$169	(4.7)%		$499	$517	(3.5)%
Percentage of net sales	12.0%	12.3%	(0.3)	pts.	12.2%	12.4%	(0.2)	pts.

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

Amortization of intangible assets
	Three Months Ended			Nine Months Ended
(in millions)	October 3, 2015	September 27, 2014	Change	October 3, 2015	September 27, 2014	Change
Amortization of intangible assets	$23	$23	—%	$71	$65	9.2%

The increase in our intangible asset amortization expense during the first nine months of 2015 compared to the same prior year period was driven by an increase in our definite-lived intangible assets. In August 2014, we acquired NeuroTherm and recognized $87 million of developed technology intangible assets that have estimated useful lives ranging from 11 to 12 years and a $2 million other intangible asset that has an estimated useful life of five years. Additionally, after receiving FDA approval of our CardioMEMS™ HF System in May 2014, we reclassified $63 million of acquired in-process research and development (IPR&D) from an indefinite-lived intangible asset to a purchased technology definite-lived intangible asset, and began amortizing the asset over its estimated useful life of 11 years. In October 2014, we also received FDA approval of our TactiCath® irrigated ablation catheter and reclassified $33 million of acquired IPR&D from an indefinite-lived intangible asset to a purchased technology definite-lived intangible asset, and began amortizing the asset over its estimated useful life of seven years.

Special charges
	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Cost of sales special charges	$17	$24	$24	$51
Special charges	23	45	57	103
	$40	$69	$81	$154

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

The following tables provide additional detail about our special charges and related income statement classification within our Condensed Consolidated Statements of Earnings (in millions):

	Three Months Ended			Three Months Ended
	October 3, 2015			September 27, 2014
Type of Special Charge	Cost of Sales Special Charges	Special Charges	Total Special Charges	Cost of Sales Special Charges	Special Charges	Total Special Charges
Restructuring activities
Manufacturing and Supply Chain Optimization Plan	$18	$13	$31	$1	$6	$7
2012 Business Realignment Plan	—	1	1	—	9	9
Intangible asset impairment charges	—	2	2	—	25	25
Legal settlements	—	1	1	—	5	5
Product field action costs and litigation costs	(1)	6	5	23	—	23
Total special charges	$17	$23	$40	$24	$45	$69

	Nine Months Ended			Nine Months Ended
	October 3, 2015			September 27, 2014
Type of Special Charge	Cost of Sales Special Charges	Special Charges	Total Special Charges	Cost of Sales Special Charges	Special Charges	Total Special Charges
Restructuring activities
Manufacturing and Supply Chain Optimization Plan	$26	$40	$66	$1	$6	$7
2012 Business Realignment Plan	5	10	15	27	76	103
Intangible asset impairment charges	—	2	2	—	25	25
Legal settlements	—	(9)	(9)	—	(4)	(4)
Product field action costs and litigation costs	(7)	14	7	23	—	23
Total special charges	$24	$57	$81	$51	$103	$154

The 2012 Business Realignment Plan was precipitated by our strategic decision to begin merging four product divisions (legacy Cardiac Rhythm Management, Neuromodulation, Cardiovascular and Atrial Fibrillation divisions) into one integrated operating segment. Upon changing our internal reporting structures in the third quarter of 2014 to align with the new global organization, we initiated the Manufacturing and Supply Chain Optimization Plan. The objectives of this plan were driven by opportunities we identified as a result of the enhanced visibility we had into our newly consolidated manufacturing and supply chain operations.

As a net result of these related plans, we have closed certain of our facilities and consolidated their activities into other facilities, we have made changes to our product distribution methods in certain geographies and we now manage our operations with a single, global focus that is tailored, where necessary, for local requirements.

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

Other expense, net
	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Interest income	$(1)	$(1)	$(2)	$(3)
Interest expense	22	21	63	63
Other (income) expense	12	—	9	1
Other expense, net	$33	$20	$70	$61

Interest income: Our interest income is dependent on our outstanding cash balances and applicable interest rates.

Interest expense: Our interest expense during the third quarter and first nine months of 2015 has remained relatively consistent to the same prior year periods. Our interest expense is expected to increase in future periods based on our average outstanding debt balances, given our recent debt issuances. See Note 2 of our Condensed Consolidated Financial Statements for further information on our debt.

Other (income) expense: Typically, our other (income) expense includes foreign currency transaction gains and losses, realized available-for-sale security gains and losses and gains and losses on derivative instruments not designated as hedging instruments. During the third quarter and first nine months of 2015, we also recognized $13 million of commitment fees associated with an unused bridge facility in other (income) expense. Partially offsetting these fees, we also recognized $11 million and $18 million of realized gains associated with the sale of an available-for-sale security and $3 million and $11 million of gains associated with derivative instruments not designated as hedging instruments during both the third quarter and first nine months of 2015, respectively. The remaining increase in other (income) expense during the third quarter and first nine months of 2015 is substantially related to our foreign currency transaction losses. See Notes 2, 6 and 9 of the Condensed Consolidated Financial Statements for further information on our gains and losses impacting other (income) expense.
Income taxes

	Three Months Ended		Nine Months Ended
(as a percent of earnings before income taxes and noncontrolling interest)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Effective tax rate	17.6%	7.2%	12.7%	11.5%
The changes in the effective income tax rates from the third quarter and first nine months of 2015 compared to the same prior year periods is primarily a result of the tax impact of special charges, acquisition-related costs, including contingent consideration fair value adjustments, discrete items and changes in the mix of income before income taxes between U.S. and foreign countries. Refer to Note 7 of the Condensed Consolidated Financial Statements for additional information.

Net loss attributable to noncontrolling interest

	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net loss attributable to noncontrolling interest	$—	$(6)	$(14)	$(40)

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

LIQUIDITY
We believe that our existing cash balances, future cash generated from operations and available borrowing capacity under our 5-year, $1.5 billion revolving, unsecured committed credit facility (Credit Facility Expiring 2020) and our commercial paper program will be sufficient to fund our operating needs, working capital requirements, R&D opportunities, capital expenditures, debt service requirements, share repurchases and shareholder dividends (see Dividends and Share Repurchases section) over the next 12 months and in the foreseeable future thereafter.
We believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital should suitable investment and growth opportunities arise. We monitor capital markets regularly and may raise additional capital when market conditions or interest rate environments are favorable.
As of October 3, 2015, less than half of our cash and cash equivalents were held by our non-U.S. subsidiaries. A portion of these foreign cash balances are associated with earnings that are permanently reinvested and which we plan to use to support our continued growth plans outside the United States through funding of operating expenses, capital expenditures and other investment and growth opportunities. The majority of these funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practicable to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate these funds held by our non-U.S. subsidiaries.
In August 2015, we entered into the Credit Facility Expiring 2020 that we may draw upon to refinance existing indebtedness and for general corporate purposes. The Credit Facility Expiring 2020 amends and restates our previous $1.5 billion unsecured committed credit facility that was scheduled to expire in May 2018. As of October 3, 2015 and January 3, 2015, we had no outstanding borrowings under either facility. In September 2015, we issued $1.5 billion of unsecured senior notes to finance a portion of our anticipated acquisition of Thoratec. We also entered into the 5-year, $2.6 billion Term Loan Due 2020 of which we had no funds drawn as of October 3, 2015.
In August 2015, we also entered into the Term Loan Due 2020 of which no funds were drawn as of October 3, 2015. On October 8, 2015, we completed our acquisition of Thoratec. Under the terms of the agreement, each outstanding Thoratec share was converted into the right to receive $63.50 per share in cash. We simultaneously received proceeds of $2.1 billion of our Term Loan Due 2020 and used such proceeds, together with the proceeds from the $1.5 billion of unsecured senior notes issued in September 2015, to finance the acquisition. Refer to Notes 2 and 10 to the Condensed Consolidated Financial Statements for further information.

As expected, rating agencies took the following actions:

•
On September 14, 2015, in connection with our $1.5 billion unsecured senior notes issuance, Fitch Ratings downgraded our long term ratings to A- and downgraded our short term rating to F2 with stable outlook and assigned an A- rating to the $1.5 billion unsecured senior notes.

•
On October 8, 2015, after completing our acquisition of Thoratec, Moody’s Investors Service downgraded our senior unsecured ratings to Baa2 with negative outlook and affirmed our Prime-2 short term rating;

Standard and Poor’s Ratings Services downgraded our corporate credit rating to A- with negative outlook and lowered our short term and commercial paper rating to A2.

As a result of the downgrade in our credit ratings, our interest rate on our Credit Facility Expiring 2020 changed from a rate of London InterBank Offered Rate (LIBOR) plus 0.680% to LIBOR plus 0.900%.

These announcements reflected increases in our debt used to support our acquisition of Thoratec. We do not expect the actions by the ratings agencies to have a significant impact on our liquidity or future flexibility to access additional liquidity.

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
Certain of our debt outstanding and available borrowings contain operating and financial covenants. Specifically, the Credit Facility Expiring 2020 and the Term Loan Due 2020 require that we have a leverage ratio (defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization)) not exceeding 4.25 to 1.0 through the fiscal quarter ending December 31, 2015. This ratio will be reduced to 4.0 to 1.0 through the next four consecutive fiscal quarters and to 3.5 to 1.0 thereafter. Additionally, during the third quarter of 2015, we amended a debt covenant related to our 1.580% Yen Denominated Senior Notes Due 2017 and our 2.040% Yen Denominated Senior Notes Due 2020 (Yen Notes) from the required ratio of total debt to total capitalization not exceeding 60% to a new ratio of total debt to total capitalization not exceeding 65% through the second quarter of 2016, reducing back to 60% thereafter. Under the Credit Facility Expiring 2020, Term Loan Due 2020, senior notes and Yen Notes, we also have certain limitations on how we conduct our business, including limitations on dividends, additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of October 3, 2015 and as of October 8, 2015, the date we completed our acquisition of Thoratec.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (in millions):

	Nine Months Ended
	October 3, 2015	September 27, 2014
Net cash provided by (used in):
Operating activities	$852	$904
Investing activities	(116)	(279)
Financing activities	396	(673)
Effect of currency exchange rate changes on cash and cash equivalents	(39)	(31)
Net increase (decrease) in cash and cash equivalents	$1,093	$(79)
Operating Cash Flows
Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, inventories, accounts payable, accrued liabilities and income taxes payable.
We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the most recently completed quarter) increased to 80 days at October 3, 2015 from 77 days at January 3, 2015 driven by slower collection activities we normally experience including the typical summer holidays in Europe, compared to the fourth quarter. Our DIOH (ending net inventory divided by average daily cost of sales for the most recently completed six months) increased to 180 days at October 3, 2015 from 170 days at January 3, 2015. Special charges recognized in cost of sales during the six months ended October 3, 2015 reduced our October 3, 2015 DIOH by 5 days. Special charges recognized in cost of sales in the last half of 2014 reduced our January 3, 2015 DIOH by 7 days. The overall increase in our DIOH is the result of more inventory on hand to support our expected product launches.
Investing Cash Flows
Our purchases of property, plant and equipment totaled $124 million and $139 million during the first nine months of 2015 and 2014, respectively, primarily reflecting our continued investment in our product growth platforms currently in place.
On October 8, 2015, we completed our acquisition of Thoratec, acquiring all of the outstanding shares for approximately $3.3 billion in total purchase consideration, net of cash acquired.

Financing Cash Flows
A summary of our financing cash flows is provided in the following table (in millions):

	Nine Months Ended
	October 3, 2015	September 27, 2014
Stock issued under employee stock plans, including tax benefit	$152	$132
Common stock repurchases	(500)	(476)
Dividends paid	(240)	(226)
Debt borrowings, net	1,198	249
Purchase of shares from noncontrolling interest	(173)	(344)
Other, net	(41)	(8)
Net cash used in financing activities	$396	$(673)
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

We also paid quarterly cash dividends totaling of $240 million during the first nine months of 2015. On August 4, 2015, our Board of Directors authorized a quarterly cash dividend of $0.29 per share payable on October 30, 2015 to shareholders of record as of September 30, 2015. We expect to continue to pay quarterly cash dividends in the foreseeable future, subject to declaration by the Board of Directors.

Additionally, during the first nine months of 2015, we issued $1.5 billion of unsecured senior notes in anticipation of financing our Thoratec acquisition, entered into a $175 million Term Loan Due 2016 that was used to acquire the remaining ownership interest in Spinal Modulation and received proceeds of $451 million from net issuances of commercial paper. Partially offsetting our debt issuances, we repaid our 2-year, $500 million unsecured term loan Due June 2015, our 364-day, $250 million unsecured term loan Due August 2015 and our $175 million Term Loan Due 2016. We also paid $173 million to Spinal Modulation’s shareholders to acquire the remaining 81% ownership interest in the company that we did not previously own. See Note 6 to the Condensed Consolidated Financial Statements for further information. Both of our yen-denominated credit facilities that expired in June 2015 and March 2015 for 3.25 billion Japanese Yen each (the combined equivalent of $54 million as of October 3, 2015) were automatically extended for a one-year period bearing interest at Yen LIBOR plus 0.270% and Yen LIBOR plus 0.250%, respectively.

On October 8, 2015, we received proceeds of $2.1 billion of our Term Loan Due 2020 and used such proceeds to finance the acquisition of Thoratec. See Notes 2 and 10 to the Condensed Consolidated Financial Statements for further information.

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

24.	Changes in accounting rules or tax laws that adversely affect our results of operations, financial position or cash flows.
25.	Our inability to integrate the Thoratec business in a successful and timely manner could have a material adverse effect on our business, financial condition or results of operations.
26.	We incurred additional indebtedness to finance the acquisition of Thoratec, which may decrease our business flexibility and increase our borrowing costs.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2014 Form 10-K.
There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until October 3, 2015. The Company provides risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in Note 9 to the Condensed Consolidated Financial Statements.

Item 4.	CONTROLS AND PROCEDURES
As of October 3, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2015.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our failure to integrate the Thoratec business in a successful and timely manner could have a material adverse effect on our business, financial condition or results of operations.
We completed the acquisition of Thoratec on October 8, 2015. We may not be able to realize the synergies, business opportunities and growth prospects we anticipate, our assumptions underlying estimates of expected cost savings may be inaccurate and our expectations around the market for Thoratec products may likewise prove inaccurate. In addition, integrating Thoratec's operations will require significant efforts and expenses. We may not be able to retain key employees and our management may have its attention diverted while trying to integrate the acquired business. If these factors limit our ability to integrate the operations of the acquired business successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from the acquisition, may not be met.
We incurred additional indebtedness to finance the acquisition of Thoratec, which may decrease our business flexibility and increase our borrowing costs.
As a result of the Thoratec acquisition, our consolidated indebtedness has increased substantially. The increased indebtedness and higher debt-to-equity ratio of our Company, as compared to that which has existed on a historical basis, may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. In addition, since the completion of the acquisition, the rating on our debt provided by certain credit rating agencies has been downgraded.
Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No matters require disclosure.

Item 3.         DEFAULTS UPON SENIOR SECURITIES
No matters require disclosure.

Item 4.         MINE SAFETY DISCLOSURES
No matters require disclosure.

Item 5.         OTHER INFORMATION
No matters require disclosure.

Item 6.	EXHIBITS

Exhibit
No.	Description

4.1
Fifth Supplemental Indenture, dated as of September 23, 2015, between the Company and U.S. Bank National Association, as Trustee, is incorporated by reference to St. Jude Medical’s Current Report on Form 8-K filed on September 23, 2015.

10.1
Five-Year $2,600,000,000 Term Loan Agreement dated as of August 21, 2015 among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and Lender, and the other Lenders party thereto, is incorporated by reference to St. Jude Medical’s Current Report on Form 8-K filed on August 24, 2015.

10.2
Multi-Year $1,500,000,000 Credit Agreement dated as of August 21, 2015 among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, and the other Lenders party thereto, is incorporated by reference to St. Jude Medical’s Current Report on Form 8-K filed on August 24, 2015.

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

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended October 3, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

November 10, 2015	/s/ DONALD J. ZURBAY
DATE	DONALD J. ZURBAY
Vice President, Finance
and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

4.1
Fifth Supplemental Indenture, dated as of September 23, 2015, between the Company and U.S. Bank National Association, as Trustee, is incorporated by reference to St. Jude Medical’s Current Report on Form 8-K filed on September 23, 2015.

10.1
Five-Year $2,600,000,000 Term Loan Agreement dated as of August 21, 2015 among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and Lender, and the other Lenders party thereto, is incorporated by reference to St. Jude Medical’s Current Report on Form 8-K filed on August 24, 2015.

10.2
Multi-Year $1,500,000,000 Credit Agreement dated as of August 21, 2015 among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, and the other Lenders party thereto, is incorporated by reference to St. Jude Medical’s Current Report on Form 8-K filed on August 24, 2015.

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

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended October 3, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

# Filed as an exhibit to this Quarterly Report on Form 10-Q.