Form 10-K
period 2016-01-02
ST JUDE MEDICAL INC
filed 2016-02-23
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐           No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $20.6 billion at July 2, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), when the closing sale price of such stock, as reported on the New York Stock Exchange, was $73.03 per share.
The registrant had 283,616,926 shares of its $0.10 par value Common Stock outstanding as of February 19, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.	BUSINESS

St. Jude Medical was incorporated in Minnesota in 1976. The Company's ticker symbol is STJ. References to “St. Jude Medical, Inc.,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.
Availability of SEC Reports
We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practical after they are filed or furnished to the U.S. Securities and Exchange Commission (SEC). Such reports are available on our website (http://www.sjm.com) under Investors – Reports & Filings – SEC Filings. Information included on our website is not deemed to be incorporated into this Form 10-K. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.
General
St. Jude Medical, Inc., together with its subsidiaries is focused on the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas, and interventional pain therapy and neurostimulation devices for the management of chronic pain and movement disorders. We operate as a single operating segment and derive our revenues from seven principal product categories. Our seven principal product categories are as follows: tachycardia implantable cardioverter defibrillator (ICD) systems; atrial fibrillation (AF) products (electrophysiology (EP) introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems); bradycardia pacemaker (pacemaker) systems; vascular products (vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs, heart failure monitoring devices and other vascular accessories); structural heart products (heart valve replacement and repair products and structural heart defect devices); neuromodulation products (spinal cord stimulation and radiofrequency ablation to treat chronic pain and deep brain stimulation to treat movement disorders); and Thoratec products (ventricular assist devices and percutaneous heart pumps). We market and sell our products world-wide primarily through a direct sales force.
On January 13, 2016, we announced that we would change our sales reporting starting in 2016 to closely align with how we will manage the business in five key areas: Heart Failure (HF), Atrial Fibrillation, Neuromodulation, Cardiovascular Disease and Traditional Cardiac Rhythm Management. Our sales results were managed on the basis of our existing product categories through 2015, with the intention that sales reporting be managed under the new classification once it is fully effective in the first quarter of 2016.
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
In 2010, significant U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively PPACA), was enacted into law. As a U.S.-headquartered company with significant sales in the United States, this healthcare reform law has had, and is expected to continue to have, a material impact on us and on the U.S. healthcare system, more generally. Beginning in 2013, the law levied an annual 2.3% excise tax on the majority of our U.S. medical device sales, reduced the annual rate of inflation for Medicare payments to hospitals and called for the establishment of the Independent Payment Advisory Board to recommend strategies for reducing growth in Medicare spending. The law also focused on a number of Medicare provisions aimed at improving quality and decreasing costs, such as value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). The Consolidated Appropriations Act, 2016 (H.R. 2029), however, was signed into law in December 2015 and placed a moratorium on the 2.3% tax in both 2016 and 2017. We cannot predict what future healthcare legislation will be implemented at the federal or state level, nor the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.
Principal Products
The following table presents net sales to external customers for our seven major product categories (in millions):

Net Sales	2015	2014	2013
ICD Systems	$1,582	$1,746	$1,741
Atrial Fibrillation Products	1,096	1,044	957
Pacemaker Systems	941	1,047	1,042
Vascular Products	716	709	704
Structural Heart Products	595	639	631
Neuromodulation Products	475	437	426
Thoratec Products	136	—	—
Net sales	$5,541	$5,622	$5,501

ICD Systems: Tachycardia implantable cardioverter defibrillator (ICD) systems and cardiac resynchronization therapy defibrillator (CRT-D) devices treat patients with tachycardia. ICDs and CRT-Ds are typically implanted underneath the collarbone and are connected to the heart by leads (wires) that carry electrical impulses to the heart. An ICD monitors the heartbeat and delivers high-energy electrical impulses, or “shocks,” to regulate the heart's rhythm and treat ventricular tachycardia (VT) and ventricular fibrillation (VF) -- which often lead to sudden cardiac death (SCD). A CRT-D device resynchronizes the beating of the ventricles and provides backup treatment for SCD. Physicians and healthcare professionals also use programmers and remote monitoring equipment to analyze device data from ICDs and CRT-devices.

Our primary ICD Systems' competitors include Medtronic plc. (Medtronic), Boston Scientific, Inc. (Boston Scientific), Biotronik International (Biotronik) and LivaNova plc. (LivaNova).

Atrial Fibrillation Products: Atrial fibrillation products provide access, diagnostic, visualization and ablation products to assist physicians in diagnosing and treating various irregular heart rhythms. Ablation technologies are primarily designed to be used in the electrophysiology (EP) lab to guide and facilitate the percutaneous delivery of catheters to areas of the heart where arrhythmias occur. Access products enable clinicians to facilitate the percutaneous delivery of diagnostic and ablation catheters to areas of the heart where arrhythmias occur. Diagnostic products gather electrical information from the heart to help determine the cause of an arrhythmia, the location of its source and allow clinicians to move the catheter tip in precise movements to diagnose the more anatomically challenging areas within the heart. Visualization products enable the physician to check for electrical isolation of the pulmonary vein openings during an AF ablation procedure and are designed to create high-density heart chamber models, including three-dimensional cardiac models and detailed electrical maps. Ablation products focus on disabling abnormal tissue that cause or perpetuate arrhythmias.

Our primary Atrial Fibrillation Products' competitors include Johnson & Johnson, Inc (J&J), Medtronic and Boston Scientific.

Pacemaker Systems: Pacemakers treat patients with bradycardia. Similar to ICDs and CRT-Ds, pacemakers are typically implanted underneath the collarbone and connected to the heart by leads, although some do not require the need to surgically create a pocket or use leads. Pacemakers monitor the patient's heart rate and, when necessary, deliver low-voltage electrical impulses to stimulate an appropriate heartbeat. Single-chamber pacemakers sense and stimulate only one chamber of the heart (atrium or ventricle), while dual-chamber devices can sense and pace both the upper atrium and lower ventricle chambers. Biventricular pacemakers can sense and pace in three chambers (atrium and both ventricle chambers) of the heart and are referred to as cardiac resynchronization therapy pacemaker (CRT-P) devices. Similar to ICDs and CRT-Ds, physicians and healthcare professionals use programmers and remote monitoring equipment to analyze device data and adjust patient treatment, as necessary.

Our primary Pacemaker Systems' competitors include Medtronic, Boston Scientific, Biotronik and LivaNova.

Vascular Products: Vascular products include active vascular closure devices, compression assist devices, pressure measurement guidewires, diagnostic coronary imaging technology, percutaneous catheter introducers, diagnostic guidewires, heart failure monitoring devices, renal denervation technology and vascular plugs. Vascular closure devices close femoral and radial artery puncture sites following percutaneous coronary interventions, diagnostic procedures and certain peripheral procedures. Compression assist devices close puncture sites of the radial and other arteries. Pressure measurement guidewires provide measurements of intravascular pressure during a cardiovascular procedure and aid physicians in determining which lesions need treatment. Diagnostic coronary imaging technology provides interventional cardiologists with supplemental information on the physiologic and anatomical characteristics of a target vessel. Percutaneous catheter introducers create passageways for cardiovascular catheters from outside the human body through the skin into a vein, artery or other location inside the body. Diagnostic guidewires aid in the introduction of intravascular catheters. HF monitoring devices, include devices with wireless sensors that provide non-invasive hemodynamic data to physicians via the internet in the physician’s office, clinic, hospital or most often, in the patient’s home. Renal denervation technology is a multi-electrode ablation technology used to reduce blood pressure. Vascular plugs are expandable, cylindrical devices that reduce, redirect or eliminate blood flow to unwanted blood vessels.

Our primary Vascular Products' competitors include Abbott Laboratories, J&J, Cardinal Health, Inc., Koninklijke Philips N.V. and Boston Scientific.

Structural Heart Products: Structural Heart Products include heart valve replacement and repair products and structural heart defect devices, all of which are used to facilitate blood flow from the chambers of the heart throughout the entire body. Heart valve replacement and repair products include mechanical heart and tissue heart valves. Structural heart defect devices include closure devices that treat congenital heart defects, including atrial septal defects and patent ductus arteriosus defects, seal holes in the septum between the right and left sides of the heart and reduce the risk of ischemic stroke in patients with AF.

Our primary Structural Heart Products' competitors include Edwards Lifesciences Corporation, Medtronic and Boston Scientific.

Neuromodulation Products: Neuromodulation products provide neurostimulation therapy to treat chronic pain and movement disorders. Neurostimulation therapies include spinal cord stimulation (SCS) and radiofrequency ablation for the treatment of chronic pain and deep brain stimulation (DBS) for treating the symptoms of Parkinson's disease, primary and secondary dystonia and tremor. Similar to ICDs and pacemakers, a neurostimulation system includes an implantable device called an implantable pulse generator (IPG) that is typically implanted underneath the skin in the abdomen or upper buttock and produces an electrical current that is carried by leads to the targeted anatomical structure. Additionally, an external patient remote control is used to enable the patient to control his or her therapy within prescribed ranges, and an external clinician programmer is used to access all programming options of the implanted device to tailor therapy to the patient. In addition to SCS, radiofrequency ablation (RFA) is used to treat chronic spinal pain along with several peripheral areas that are not well treated with a neurostimulation system. Radiofrequency (RF) nerve ablation employs heat to disable pain-transmitting nerves and is used to treat a variety of chronic pain syndromes.

Our primary Neuromodulation Products' competitors include Medtronic, Boston Scientific, Nevro Corp. and Stryker Corporation.

Thoratec Products: Thoratec Products include ventricular assist devices and percutaneous heart pumps, both of which facilitate blood flow from the chambers of the heart throughout the entire body. Specifically, ventricular assist devices provide mechanical circulatory support for the treatment of HF patients by supplementing the pumping function of the heart. Percutaneous heart pumps continuously generate average blood flow through a percutaneous insertion during complex revascularization procedures.

Our primary Thoratec Products' competitors include AbioMed, Inc. and HeartWare International, Inc.

Competition

The medical device market is intensely competitive and is characterized by extensive research and development and rapid technological change. Our customers consider many factors when choosing suppliers, including product reliability, clinical outcomes, product enhancements, breadth of product portfolio, pricing and product services provided by the manufacturer and product availability. As a result, market share can shift as a result of technological innovation and other business factors. Major shifts in industry market share have also occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry, and any quality problems with our processes, goods and services could harm our reputation for producing high-quality products and erode our competitive advantage, sales and market share. Our competitors range from small start-up companies to larger companies that have significantly greater resources and broader product offerings than us, and we anticipate that in the coming years, other small and large companies will enter certain markets in which we currently hold a strong position. Furthermore, our industry has experienced significant consolidation in recent years. Certain of our competitors have been able to expand their portfolio of products and services through this consolidation process, and they are able to offer customers a broader array of products and services than we can thereby, in some instances, providing them a competitive advantage in the market. In addition, we expect that competition will continue to intensify and we have seen increasing price competition as a result of managed care, consolidation among healthcare providers, increased competition and declining reimbursement rates. Product introductions or enhancements by competitors that have advanced technology, better features and/or lower pricing may make our products or proposed products obsolete or less competitive. Some of our product categories, such as the neurostimulation therapies and structural heart defect devices, have higher barriers to entry due to the long and expensive product development and/or regulatory approval process as well as certain existing intellectual property and patent positions. Other companies, however, may be able to enter these markets by leveraging their existing medical device capabilities, thereby decreasing the time and resources required to enter a certain market.
Government Regulation
The development, manufacturing and marketing of our products is subject to extensive and rigorous regulation by government agencies, both within and outside the United States, including but not limited to the Food and Drug Administration (FDA) and the relevant authorities in the member states of the European Union (EU Member States). In the United States, the Federal Food, Drug and Cosmetic Act (FDCA) and FDA regulations govern the composition, labeling, testing, clinical study, manufacturing, packaging, marketing and distribution of medical devices.
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

•	Labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses and against making false and misleading product claims; and

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

Our international business is subject to foreign medical device laws. Most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards before a product can be commercially marketed. The applicable laws range from extensive device approval requirements in some countries for all or some of our products, to requests for data or certifications in other countries. In the European Union, all medical devices must be CE-marked. The CE-mark represents a declaration by the manufacturer of the product that the product conforms to all relevant European regulatory requirements, including those relating to safety and performance. For devices categorized as medium- or high-risk devices, European legislation requires the use of a notified body to carry out a compliance assessment before manufacturers can place their products on the market. A “notified body” is an independent certification body that uses a series of independent criteria to evaluate a manufacturer’s compliance with the technical requirements of the relevant legislation. Each notified body is appointed and supervised by a national governmental authority in the European Union (a “competent authority”). The regulatory systems of the EU Member States have been harmonized so that a medical device that is CE-marked can be sold anywhere within the European Union. However, any national health authority can raise public health concerns and take appropriate measures to protect public health. Increasingly, notified bodies and competent authorities in EU Member States coordinate supervision and enforcement of medical device regulations. In the European Union, we are also required to maintain certain International Organization for Standardization (ISO) certifications in order to sell products, and we undergo periodic inspections by notified bodies to obtain and maintain these certifications.

Our products are purchased principally by healthcare providers that typically bill various third-party payors, such as governmental programs, private insurance plans and managed care plans for the healthcare services provided to their patients. Reimbursement varies from country to country and can significantly impact the acceptance of new technology. In the United States, Medicare payment to providers is based on prospective rates set by the Centers for Medicare and Medicaid Services (CMS). CMS uses separate Prospective Payment Systems for reimbursement to acute inpatient hospitals, hospital outpatient departments, and ambulatory surgery centers (ASCs). Diagnosis-related group (DRG) and Ambulatory Payment Classification (APC) reimbursement schedules dictate the amount that CMS will reimburse hospitals for care of persons covered by Medicare. In response to rising Medicare and Medicaid costs, from time to time Congress and state legislatures consider legislation to restrict funding for these programs and reduce federal payments to hospitals and other providers. For example, federal healthcare reform legislation enacted in 2010 mandated reductions in reimbursement to hospitals and ASCs, including a cut in the annual inflation increase in reimbursement rates. Reduced funding to Medicare and other federal healthcare programs could have an adverse effect on market demand and our domestic pricing flexibility.

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

In addition, federal and state laws have also been enacted to protect the confidentiality of certain patient health information, including patient records, and restrict the unauthorized use and disclosure of this information. In particular, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their implementing regulations (collectively, HIPAA Standards), govern the use and disclosure of protected health information by “covered entities,” which are healthcare providers that submit electronic claims, health plans and healthcare clearinghouses, as well as their "business associates" and their subcontractors. Our employee health benefit plans are considered “covered entities” and, therefore, are subject to the HIPAA Standards.

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

International Operations
The principal geographic markets for our products are the United States, Europe and Japan. Refer to the Results of Operations section in Item 7. "Management's Discussion and Analysis Results of Operations" for a detail of our net sales by region and a discussion of their related results. No individual international-based country has a significant amount of long-lived assets.
Our international business is subject to special risks such as: foreign currency exchange controls and fluctuations; the imposition of or increase in import or export duties, surtaxes, tariffs or customs duties; the imposition of import or export quotas or other trade restrictions; foreign tax laws and increased costs associated with overlapping tax structures; longer accounts receivable cycles; and other international regulatory, economic, legal and political problems. These risks are further described in Item 1A., "Risk Factors." Currency exchange rate fluctuations relative to the U.S. Dollar can affect our reported consolidated results of operations and financial position. See Item 7A., "Qualitative and Quantitative Disclosures About Market Risk" for further information, including a discussion of our hedging program, that helps mitigate some of these foreign currency exchange rate risks.
Business Combinations and Investments
In addition to generating growth internally through our own research and development (R&D) and sales activities, we also make strategic acquisitions and investments from time to time to access new technologies, therapy areas and geographies. We expect to continue to make acquisitions and investments in future periods to strengthen our business. Refer to Note 2 to the Consolidated Financial Statements within Item 8. “Financial Statement and Supplementary Data” for additional information relating to acquisitions made in recent periods.
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
Marketing and Distribution
Our products are sold in more than 100 countries throughout the world. No distributor organization or single customer accounted for more than 10% of our 2015, 2014 or 2013 consolidated net sales.
In the United States and Canada, we sell directly to healthcare providers primarily through a direct sales force. In Europe, we have direct sales organizations in 21 different countries, selling throughout Europe, the Middle East and Africa. In Japan, we sell directly to healthcare providers through a direct sales force, and we continue to use longstanding independent distributor relationships. In Asia Pacific, we have direct sales organizations in 10 different countries. In Latin America, we have direct sales organizations in five different countries. Some of our direct sales in Asia Pacific and Latin America also include sales to independent distributors. Throughout the rest of the world, we use a combination of direct sales forces and independent distributors.
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
Research and Development
Our R&D expenses were $676 million in 2015, $692 million in 2014 and $691 million in 2013. Our investment in R&D reflects our commitment to fund long-term growth opportunities while balancing short-term results. The markets in which we participate are dynamic and competitive. Our ongoing commitment to R&D investments is intended to provide patients with positive outcomes and innovation that will shape the markets in which we participate. Our R&D activities primarily include research, development, clinical and regulatory efforts. These efforts are primarily focused on product innovation that we anticipate will ultimately improve patient outcomes, reduce overall healthcare costs and provide economic value to our customers while providing the best possible technology available. Our most significant clinical trials as of January 2, 2016 are summarized as follows:

•
Portico Re-sheathable Transcatheter Aortic Valve System US IDE Trial: The objective of this clinical trial is to evaluate the safety and effectiveness of the Portico Transcatheter Heart Valve and Delivery Systems (Portico) via transfemoral and alternative delivery methods. The clinical study will analyze the high risk cohort and extreme risk cohort together against a commercially available control for the primary safety and effectiveness endpoints.

•
Thoratec Corporation MOMENTUM 3, Multi-center Study of MagLev Technology in Patients Undergoing MCS Therapy With HeartMate 3™ (HM3) IDE Clinical Study Protocol: The objective of this clinical study is to evaluate the safety and effectiveness of the HM3 Left Ventricular Assist System (LVAS) by demonstrating non-inferiority to the HeartMate 2™ (HMII) LVAS when used for the treatment of advanced, refractory, left ventricular HF. The HM3 LVAS is intended to provide hemodynamic support in patients with advanced, refractory left ventricular HF; either for short term support, such as a bridge to cardiac transplantation or myocardial recovery, or as long term support, such as destination therapy. The HM3 is intended for use inside or outside the hospital.

•
Thoratec Corporation HeartMate PHP™ Coronary InterventionS in HIgh-Risk PatiEnts Using a Novel Percutaneous Left Ventricular Support Device (SHIELD II) study protocol: The HeartMate PHP™ System is a temporary (less than 6 hour procedure) ventricular assist device indicated for use during high risk percutaneous coronary interventions (PCI) performed in elective or urgent, hemodynamically stable patients with severe coronary artery disease and depressed left ventricular ejection fraction. The trial objective is to assess the safety and efficacy of the HeartMate PHP™ in supporting patients with severe symptomatic coronary artery disease with diminished but stable cardiovascular function, who are undergoing elective or urgent high risk percutaneous coronary interventions (PCI) but are not candidates for coronary artery bypass graft (CABG) surgery. The trial is designed as a prospective, randomized, multi-center, open-label non-inferiority trial in the U.S. comparing HeartMate PHP™ to Abiomed® Impella® 2.5 percutaneous cardiac support system.

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
While we believe design, development, clinical and regulatory aspects of the medical device business represent the principal barriers to entry, we also rely on our patents, trade secrets, exclusive and non-exclusive license rights and non-disclosure and non-competition agreements to make it more difficult for competitors to market products similar to those we produce. Therefore, we also believe our patents and other intellectual property provide an important competitive advantage to our business.
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
Product Liability
The design, manufacture and sale of our medical devices entail an inherent risk of product liability claims. Our products are often used in intensive care settings with seriously ill patients, and many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. There are a number of factors that could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products which we manufacture or sell, including component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. Product liability claims may be brought by individuals or by groups seeking to represent a class.
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
Employees
As of January 2, 2016, we had approximately 18,000 employees worldwide. Our employees are not represented by any labor organizations, with the exception of a limited number of employees in Europe and Brazil. We have never experienced a work stoppage as a result of labor disputes. We believe that our relationship with our employees is generally good.
Executive Officers of the Registrant
The following is a list of our executive officers as of February 19, 2016. For the present position, the date in parentheses indicates the year during which each executive officer began serving in such capacity.

Name	Age	Present Position	Other Positions Held 2011-2015
Michael T. Rousseau	60	President and Chief Executive Officer (2016)	Chief Operating Officer (2014-2015)
			Group President, Cardiovascular and Ablation Technologies Division, Implantable Electronic Systems Division and U.S. Division (2012-2014)
			Group President, Cardiac Rhythm Management Division, Neuromodulation Division, Atrial Fibrillation Division, Cardiovascular Division and U.S. Division (2009-2012)

Daniel J. Starks	61	Executive Chairman of the Board (2016)	Chairman (2004-2015), President (2001-2015) and Chief Executive Officer (2004-2015)
John C. Heinmiller	61	Executive Vice President (2004)	Chief Financial Officer (1998-2012)
Lisa M. Andrade	44	Vice President, Chief Marketing Officer (2014)	Senior Vice President, Global Strategy and Market Development (2013-2014)
			Senior Vice President, Marketing, U.S. Division (2011-2013)
			Vice President, Education and Market Development, U.S. Division (2011)
			Vice President, Connectivity, U.S. Division (2010-2011)
I. Paul Bae	51	Vice President, Global Human Resources (2015) and Chief Compliance Officer (2012)	Deputy General Counsel, Labor and Employment (2012-2015)
			Senior Vice President, Administration and General Counsel, Americas Division (2009-2012)
Joel D. Becker	48	President, Americas Division (2014)	President, U.S. Division (2011-2014)
			Senior Vice President, Marketing, U.S. Division (2011)
			Vice President, Program Management & Business Development, Atrial Fibrillation Division (2004-2011)
Mark D. Carlson, M.D.	60	Vice President, Global Clinical Affairs and Chief Medical Officer (2013)	Chief Medical Officer and Senior Vice President, Research and Clinical Affairs, Implantable Electronic Systems Division (2012-2013)
			Chief Medical Officer and Senior Vice President, Research and Clinical Affairs, Cardiac Rhythm Management Division (2007-2012)
Jeffrey A. Dallager	41	Vice President and Corporate Controller (2014)	Senior Vice President, Finance and Supply Chain, International Division (2012-2014)
			Senior Vice President, Finance, U.S. Division (2009-2012)
Philip J. Ebeling	45	Vice President, Chief Technology Officer (2016)	Senior Vice President, Research and Development (2014-2015)
			Senior Vice President, Research and Development, Cardiovascular and Ablation Technologies Division (2012-2014)
			Vice President, Research and Development, Cardiovascular Division (2011-2012)
Rachel H. Ellingson	46	Vice President, Corporate Strategy (2016)	Vice President, Global Communications (2014-2015)
			Vice President, Corporate Relations (2012-2014)
			Vice President, Corporate Communications and Investor Relations (2011-2012)
Eric S. Fain, M.D.	55	Group President (2014)	President, Implantable Electronic Systems Division (2012-2014)
			President, Cardiac Rhythm Management Division (2007-2012)
Jeff A. Fecho	55	Vice President, Global Quality (2012)	Vice President, Quality, Cardiovascular Division (2008-2012)
Denis M. Gestin	52	President, International Division (2008)

Mark W. Murphy	47	Vice President, Information Technology and Chief Information Officer (2013)	Senior Director, Enterprise Applications (2009-2013)
Scott P. Thome	53	Vice President, Global Operations and Supply Chain (2014)	Senior Vice President, Cardiovascular and Ablation Technologies Division (2012-2014)
			Senior Vice President, Cardiovascular Division (2010-2012)
Jason A. Zellers	50	Vice President, General Counsel and Corporate Secretary (2011)	Vice President, General Counsel, International Division (2006-2011)
Donald J. Zurbay	48	Vice President, Finance (2006) and Chief Financial Officer (2012)	Corporate Controller (2006-2012)

Item 1A.	RISK FACTORS
Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or our other SEC filings, could have a material impact on our business, financial condition or results of operations.
We face intense competition and may not be able to keep pace with the rapid technological changes in the medical devices industry.
The medical device market is intensely competitive and is characterized by extensive research and development and rapid technological change. Our customers consider many factors when choosing suppliers, including product reliability, clinical outcomes, breadth of product portfolio, price and product services provided by the manufacturer, product availability and market share can shift as a result of technological innovation and other business factors. Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry, and any quality problems with our processes, goods and services could harm our reputation for producing high-quality products and erode our competitive advantage, sales and market share. Our competitors range from small start-up companies to larger companies which have significantly greater resources and broader product offerings than us, and we anticipate that in the coming years, other large companies will enter certain markets in which we currently hold a strong position. Furthermore, our industry has experienced significant consolidation in recent years. Certain of our competitors have been able to expand their portfolio of products and services through this consolidation process, and they are able to offer customers a broader array of products and services than we can, thereby, in some instances, providing them a competitive advantage in the market. In addition, we expect that competition will continue to intensify with increasing price competition as a result of managed care, consolidation among healthcare providers, increased competition and declining reimbursement rates. Product introductions or enhancements by competitors which have advanced technology, better features or lower pricing may make our products or proposed products obsolete or less competitive. As a result, we will be required to devote continued efforts and financial resources to bring our products under development to market, enhance our existing products and develop new products for the medical marketplace. If we fail to develop new products, enhance existing products or compete effectively, our business, financial condition and results of operations will be adversely affected.
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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively PPACA), was enacted into law in 2010. As a U.S.-headquartered company with significant sales in the United States, this healthcare reform law has had, and is expected to continue to have, a material impact on us and on the U.S. healthcare system, more generally. Beginning in 2013, the law levied a 2.3% excise tax on the majority of our U.S. medical device sales, which has materially impacted our cash flows and results of operations, although H.R. 2029, signed into law in December 2015, placed a moratorium on this tax in 2016 and 2017. Additionally, the law reduced the annual rate of inflation for Medicare payments to hospitals and called for the establishment of the Independent Payment Advisory Board to recommend strategies for reducing growth in Medicare spending. The law also focused on a number of Medicare provisions aimed at improving quality and decreasing costs, such as value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). It is uncertain at this point what consequences these provisions may have on potentially limiting patient access to new technologies. We cannot predict what future healthcare legislation will be implemented at the federal or state level, nor the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

In addition, general instability in the federal budget may also lead to legislation that could result in cuts in Medicare and Medicaid reimbursement. In recent years, the government has enacted a variety of appropriations legislation to temporarily suspend the debt ceiling and continue government operations. While Congress has been taking temporary spending measures, many members of Congress have made public statements indicating that budget-related deadlines should be used as leverage to negotiate additional cuts in federal spending, and the Medicare program is frequently mentioned as a target for spending cuts.

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

We are subject to extensive and stringent regulation by the FDA, the Office of Inspector General for the Department of Health and Human Services, the Department of Justice and other federal, state and foreign governmental authorities, who have been increasing their scrutiny of the medical device industry in recent years. Much of the regulatory scrutiny concerns medical device companies' promotional practices and relationships and financial arrangements with health care providers. Investigations against us could result in the commencement of civil and/or criminal proceedings, substantial fines, penalties and/or administrative remedies, the imposition of additional and costly compliance obligations and the diversion of management's attention from the day-to-day operations of the business, any of which could have an adverse effect on our financial condition and results of operations. In addition, investigations of our customers may adversely affect the size of our markets.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition and results of operations.

We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken, such as interpretations as to the legality of tax advantages granted under the European Union state aid rules, and assess additional taxes. The outcomes of these audits could have a material impact on our results of operations and financial condition. Our operations in Puerto Rico, Costa Rica and Malaysia presently benefit from various tax incentive grants. Unless these grants are extended, they will expire between 2018 and 2026. If we are unable to renew, extend, or obtain new tax incentive grants, the expiration of existing tax incentive grants could have a material impact on our financial results in future periods. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as past or current proposals by the Obama administration, if enacted, could have a significant adverse impact on our future results of operations. In addition, the enactment of the PPACA levied a 2.3% excise tax on the majority of our U.S. medical device sales, although H.R. 2029, signed into law in December 2015, placed a moratorium on this tax in 2016 and 2017.
Instability in international markets or foreign currency fluctuations could adversely affect our results of operations.
We generate a significant amount of revenue from outside the United States. Our products are currently marketed in more than 100 countries around the world, with our largest geographic markets outside of the United States being Europe and Japan. As a result, we face currency and other risks associated with our international sales. We are exposed to foreign currency exchange rate fluctuations due to transactions denominated primarily in Euros, Japanese Yen and other foreign currencies, which may potentially reduce the U.S. Dollars we receive for sales denominated in any of these foreign currencies and/or increase the U.S. Dollars we report as expenses in these currencies, thereby affecting our consolidated results of operations. Fluctuations between the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of currency exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the volatility of currency exchange rates. The hedging strategy we initiated in 2015 in an effort to mitigate the effects of currency exchange rate volatility may not be effective.
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

Instability in the global economy and financial markets can affect our business through its effects on general levels of economic activity, employment and customer behavior. The rate of recovery from the recent recession in the United States and other markets has been slower than historical economic recovery periods. Central Banks around the world may move to tighten monetary conditions in an attempt to control inflation. Reductions in federal spending in the United States over the next decade (e.g. sequestration) could result in cuts to, and restructuring of, entitlement programs such as Medicare and aid to states for Medicaid programs. Our hospital customers rely heavily on Medicare and Medicaid programs to fund their operations. Any cuts to these programs could negatively affect the business of our customers and our business. As a result of poor economic conditions, our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability or decision to purchase our products or to pay for products they purchase on a timely basis, if at all. While the economic environment has begun to show signs of improvement, the strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our net sales, average selling prices, profit margins, procedural volumes and reimbursement rates from third party payors. In addition, adverse economic conditions may affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products.

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

We have made changes to our organizational structure to better position us for the evolving competitive, regulatory and economic environments in which we operate. These changes have included, among others, combining our several operating divisions into a single division, resulting in an integrated research and development organization and a consolidation of manufacturing and supply chain operations worldwide; centralization of certain support functions, including information technology, human resources, legal, business development and certain marketing functions; streamlining distribution methods; rationalizing plant utilization levels; and consolidating vendor relationships. We also have made decisions regarding the programs and initiatives we will prioritize to strengthen our strategic focus.

While these changes were part of a comprehensive plan to, among other things, accelerate our growth, leverage economies of scale, drive process improvements through global synergies, balance plant utilization levels, centralize certain vendor relationships, reduce overall costs and streamline distribution methods, we may not realize the expected benefits of our restructuring initiatives and continuous improvement efforts. In addition, these actions and potential future restructuring actions could yield unintended consequences, such as distraction of management and employees, business disruption, reduced employee morale and productivity and unexpected additional employee attrition, including the inability to attract or retain key personnel. These consequences could negatively affect our business, financial condition and results of operations. In addition, these restructuring measures and potential future restructuring measures may not result in the expected cost savings and additional operating efficiency we hope to achieve.

We are increasingly dependent on sophisticated information technology and, if we fail to properly maintain the integrity of our data systems or if our products do not operate as intended, our business could be materially affected.
We are increasingly dependent on sophisticated information technology for our products and infrastructure. We have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities, including the conversion to a new enterprise resource planning system. Our information and manufacturing systems, as well as our products that incorporate information technology, require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and products and develop new systems and products to keep pace with continuing changes in information processing technology, mobile device technology, evolving systems and regulatory standards and the need to protect patient and customer information. In addition, third parties may attempt to hack into our systems or products in order to, among other things, compromise the integrity of those systems or products. If we fail to maintain or protect the integrity of our information and manufacturing systems and our products that incorporate information technology, we could lose existing customers, have difficulty attracting new customers, have difficulty manufacturing product, have problems with product functionality that could pose a risk to patients, have difficulty preventing, detecting and controlling fraud, become subject to product recalls, regulatory sanctions or penalties, experience increases in operating expenses, incur expenses or lose revenues as a result of a breach or suffer other adverse consequences. Our process of consolidating the number of systems we operate, upgrading and expanding the information capabilities of our systems and products, protecting and enhancing the integrity of our systems and products and developing new systems and products to keep pace with continuing changes in information processing technology may not be successful and additional systems or product issues may arise in the future. Any significant breakdown, intrusion, interruption, corruption or destruction of our systems or products could have a material adverse effect on our business.

If our efforts to maintain the privacy and security of our customer, patient, third-party payor, employee, supplier or Company information are not successful, we could incur substantial additional costs and become subject to litigation, enforcement actions and reputational damage.

Our business, like that of most medical device manufacturers, involves the receipt, storage and transmission of patient information and payment and reimbursement information, as well as confidential information about third-party payors, our employees, our suppliers and our Company. Our information systems are vulnerable to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deceiving our employees or third-party service providers. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and our efforts may not be adequate to safeguard against all data security breaches, misuse of data or sabotage of our systems. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, third-party payor, employee, supplier or Company data, could result in additional significant costs, lost sales, fines, lawsuits and damage to our reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

Failure to integrate acquired businesses into our operations successfully could adversely affect our business.
As part of our strategy to develop and identify new products and technologies, we have made several acquisitions in recent years and may make additional acquisitions in the future. In October 2015, we completed the acquisition of Thoratec Corporation (Thoratec), which represented our largest acquisition to date. Our integration of the operations of Thoratec as well as the other businesses we have acquired in recent years requires significant efforts, including the coordination of information technologies, research and development, manufacturing, operations and sales and marketing. These efforts result in additional expenses and involve significant amounts of management's time that cannot then be dedicated to other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, the businesses we acquired may not become profitable or remain so. If our acquisitions are not successful, we may record unexpected impairment charges. Factors that will affect the success of our acquisitions include:

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

As a result of the Thoratec acquisition, our consolidated indebtedness has increased substantially. The increased indebtedness and higher debt-to-equity and debt-to-income ratios of our Company, as compared to that which has existed on a historical basis, may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. In addition, since the completion of the acquisition, the rating on our debt has been downgraded by certain credit rating agencies.

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

For example, Medicare covers items and services that are reasonable and necessary for the diagnosis or treatment of an illness or injury. The Center for Medicare and Medicaid Services (CMS) may issue a national coverage determination (NCD), which sets forth a Medicare coverage limitation for a specific item or service, and in the absence of a NCD, a local Medicare Administrative Contractor (MAC) may issue a local coverage determination (LCD), which sets forth a coverage limitation for that specific Medicare jurisdiction. To date, one MAC has finalized and one MAC has proposed a restrictive LCD for our CardioMEMS™ product. It is possible that other MACs may release similarly restrictive LCDs, which could have an adverse effect on sales of our CardioMEMS™ product. CardioMEMS™ was also the subject of a report by the Institute for Clinical and Economic Research (ICER) - an organization that examines the cost-effectiveness of various products. ICER’s report stated that the evidence surrounding CardioMEMS™ is “promising but inconclusive.” Some private payors have limited or not provided coverage for CardioMEMS™, and ICER’s report could be used by third-party payors to continue or adopt restrictive coverage or reimbursement of the product.

In addition to Medicare, many other major third-party payors for healthcare provider services in the United States and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private and public health insurers and employers, has resulted in increased discounts and contractual adjustments to healthcare provider charges for services performed and in the shifting of services from the inpatient to the outpatient setting. Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in several countries in which we do business. Implementation of healthcare reforms in the United States and in significant overseas markets such as Germany, Japan and other countries may limit the price or the level at which reimbursement is provided for our products and adversely affect both our pricing flexibility and the demand for our products.

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

Failure to maintain strong working relationships with physicians and other healthcare professionals could adversely impact our product development and sales and marketing efforts.

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

Patents and other proprietary rights are essential to our business and our ability to compete effectively with other companies is dependent upon the proprietary nature of our technologies. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop, maintain and strengthen our competitive position. We seek to protect these, in part, through confidentiality agreements with certain employees, consultants and other parties. We pursue a policy of generally obtaining patent protection in both the United States and in key foreign countries for patentable subject matter in our proprietary devices and also attempt to review third-party patents and patent applications to the extent publicly available to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We currently own numerous United States and foreign patents and have numerous patent applications pending. We are also a party to various license agreements pursuant to which patent rights have been obtained or granted in consideration for cash, cross-licensing rights or royalty payments. Pending or future patent applications may not result in issued patents and current or future patents issued to or licensed by us may be challenged, invalidated or circumvented. Additionally, the rights granted thereunder may not provide a competitive advantage to us or prevent competitors from entering markets which we currently serve. Any required license may not be available to us on acceptable terms, if at all. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technologies as us. In addition, we may have to take legal action in the future to protect our trade secrets or know-how or to defend them against claimed infringement of the rights of others. Any legal action of that type could be costly and time consuming to us and we cannot be certain of the outcome. The invalidation of key patents or proprietary rights which we own or an unsuccessful outcome in lawsuits to protect our intellectual property could have a material adverse effect on our financial condition and results of operations.
Our intellectual property, other proprietary technology and other sensitive Company data are also potentially vulnerable to loss, damage or misappropriation from information technology system malfunction, computer viruses, unauthorized access or misappropriation or misuse thereof by those with permitted access, as well as other events. The steps we have taken and will continue to take to protect our intellectual property, other proprietary technology and other sensitive Company data from these risks may not prevent breakdowns, breaches, cyber-attacks or other events. Such events could have a material adverse effect on our reputation, financial condition or results of operations.

Patent litigation could be costly and disruptive to us and may have an adverse effect on our financial condition and results of operations.

We operate in an industry that is susceptible to significant patent litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the rights of other companies to prevent the introduction and sale of new devices. Companies that obtain patents for products or processes that are necessary for or useful to the development of our products may bring legal actions against us claiming infringement and at any given time, we generally are involved as both a plaintiff and a defendant in a number of patent infringement and other intellectual property-related actions. Defending intellectual property litigation is expensive and complex and outcomes are difficult to predict. Patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may cause a significant diversion of the efforts of our technical and management personnel. In the event that our right to market any of our products is successfully challenged or if we fail to obtain a required license or are unable to design around a patent, our financial condition and results of operations could be materially adversely affected.

Product liability claims and other litigation, including private securities litigation, shareholder derivative suits and contract litigation, may adversely affect our financial condition and results of operations.

The design, manufacture and sale of the medical devices we produce entail an inherent risk of product liability claims. Our products are often used in intensive care settings with seriously ill patients, and many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. There are a number of factors that could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products which we manufacture or sell, including component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. Product liability claims may be brought by individuals or by groups seeking to represent a class.
The outcome of product liability litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate monetary amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The final resolution of these types of litigation matters may take a number of years and it is difficult to reasonably estimate the time frame in which any potential settlements or judgments would be paid out or the amounts of any such settlements or judgments. In addition, the cost to defend product liability claims may be significant. Product liability claims, securities and commercial litigation and other current or future litigation, including any costs (the material components of which are settlements, judgments, legal fees and other related defense costs) not covered under our previously-issued product liability insurance policies and existing litigation reserves, could have a material adverse effect on our results of operations, financial position and cash flows.
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
Consistent with the predominant practice in our industry, we do not currently maintain or intend to maintain in the future any insurance policies with respect to product liability. Our self-insurance program, which is based on historical loss trends, may not be adequate to cover future losses, as historical trends may not be indicative of future losses. These losses could have a material adverse impact on our results of operations, financial condition and cash flows.
Natural disasters or other catastrophes could adversely affect our business, financial condition and results of operations.
The occurrence of one or more natural disasters, such as hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes and tsunamis, severe changes in climate and geo-political events, such as acts of war, civil unrest or terrorist attacks, or the occurrence of epidemic diseases in a country in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. For example, we have significant facilities located in Sylmar, Pleasanton and Sunnyvale, California, Puerto Rico, Malaysia and Costa Rica. Earthquake insurance is currently difficult to obtain, extremely costly and restrictive with respect to scope of coverage. We do not currently maintain or intend to maintain earthquake insurance. Consequently, we could incur uninsured losses and liabilities arising from an earthquake near our California, Puerto Rico or Costa Rica facilities as a result of various factors, including the severity and location of the earthquake, the extent of any damage to our facilities, the impact of an earthquake on our workforce and on the infrastructure of the surrounding communities and the extent of damage to our inventory and work in process. These losses could have a material adverse effect on our business for an indeterminate period. Furthermore, our manufacturing facilities in Puerto Rico or Malaysia may suffer damage as a result of hurricanes and could result in lost production and additional expenses to us to the extent any such damage is not fully covered by our hurricane and business interruption insurance. Even with insurance coverage, natural disasters or other catastrophic events, including acts of war or terrorism, could cause us to suffer substantial losses in our operational capacity and could also lead to a loss of opportunity and to a potential adverse impact on our relationships with our existing customers resulting from our inability to produce products for them, for which we would not be compensated by existing insurance. This in turn could have a material adverse effect on our financial condition and results of operations.

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
We own our principal executive offices, which are located in St. Paul, Minnesota. As of January 2, 2016, our manufacturing and research and development facilities are located in California, Michigan, Minnesota, Arizona, South Carolina, Texas, New Jersey, Oregon, Massachusetts, Georgia, Brazil, Puerto Rico, Costa Rica, Israel, Switzerland and Malaysia. We own approximately 70% (800,000 square feet) of our total manufacturing space. We also maintain over 100 sales and administrative offices world-wide. With the exception of 17 locations, all of our sales and administrative offices are leased. We believe that all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations. Additionally, we believe that we have sufficient space for our current operations and for foreseeable expansion in the next few years.

Item 3.	LEGAL PROCEEDINGS
Discussion of legal proceedings is incorporated by reference from Part II, Item 8. "Financial Statements and Supplementary Data" of this document, and should be considered an integral part of Part I, Item 3, "Legal Proceedings."

Item 4.	MINE SAFETY DISCLOSURES
No matters require disclosure.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were no sales of unregistered securities during the three months ended January 2, 2016. As of February 19, 2016, St. Jude Medical, Inc. had 1,765 shareholders of record. St. Jude Medical, Inc.'s stock is listed on the New York Stock Exchange, Inc. (NYSE) as "STJ."

Cash dividends declared totaled $0.29 per share for each quarter in fiscal year 2015 and $0.27 per share for each quarter in fiscal year 2014. The Company expects to continue to pay quarterly cash dividends in the foreseeable future, subject to Board approval. The following prices are the high and low market sales quotations per share of the Company’s common stock for the quarters indicated:

	Fiscal Year
	2015		2014
Quarter	High	Low	High	Low
First	$68.99	$63.93	$68.79	$59.16
Second	$76.33	$64.96	$70.59	$59.85
Third	$80.84	$61.01	$71.90	$61.00
Fourth	$68.97	$59.88	$70.24	$54.80

Stock Performance Graph
The following graph compares the cumulative total shareholder returns for St. Jude Medical common stock for the last five fiscal years with the Standard & Poor’s 500 Health Care Equipment Index and the Standard & Poor’s 500 Index weighted by market value at each measurement point. The comparison assumes that $100 was invested on December 31, 2010, in St. Jude Medical common stock and in each of these Standard & Poor’s indexes and assumes the reinvestment of any dividends.

Item 6.	SELECTED FINANCIAL DATA

Five-Year Summary Financial Data
(in millions, except per share amounts)

	2015		2014		2013		2012		2011
Summary of Operations for the Fiscal Year:
Net sales	$5,541		$5,622		$5,501		$5,503		$5,612
Net earnings attributable to St. Jude Medical, Inc.	$880		$1,002		$723		$752		$826
Diluted net earnings per share attributable to St. Jude Medical, Inc.	$3.07	(a)	$3.46	(b)	$2.49	(c)	$2.39	(d)	$2.52
Cash dividends declared per share	$1.16		$1.08		$1.00		$0.92		$0.84
Financial Position at Year End:
Total assets (e)	$13,064		$10,193		$10,232		$9,265		$9,109
Long-term debt (e)	$5,229		$2,259		$3,502		$2,544		$2,704

Fiscal year 2014 consisted of 53 weeks. All other fiscal years noted above consisted of 52 weeks.

(a)
2015 diluted net earnings per share attributable to St. Jude Medical, Inc. included after-tax charges of $172 million, or $0.59 per diluted net earnings per share attributable to St. Jude Medical, Inc., related to acquisition-related charges, restructuring activities associated with our 2016 Initiatives, our Manufacturing and Supply Chain Optimization Plan, our 2012 Business Realignment Plan and 2011 Restructuring Plan, product field action costs and litigation costs, legal settlement expenses and intangible asset impairment charges, partially offset by an income tax benefit for discrete income tax adjustments and a net benefit related to insurance recoveries associated with a litigation case. See the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for further detail.

(b)
2014 diluted net earnings per share attributable to St. Jude Medical, Inc. included after-tax charges of $150 million, or $0.52 per diluted net earnings per share attributable to St. Jude Medical, Inc., related to restructuring activities associated with our Manufacturing and Supply Chain Optimization Plan and our 2012 Business Realignment Plan, acquisition-related charges, intangible asset impairment charges, product field action costs and litigation costs and legal settlement expenses, partially offset by a favorable legal settlement and an income tax benefit for discrete income tax adjustments. See the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for further detail.

(c)
2013 diluted net earnings per share attributable to St. Jude Medical, Inc. included after-tax charges of $371 million, or $1.27 per diluted net earnings per share attributable to St. Jude Medical, Inc., related to restructuring activities associated with our 2012 Business Realignment Plan and 2011 Restructuring Plan, debt retirement costs primarily associated with make-whole redemption payments and the write-off of unamortized debt issuance costs, acquisition-related charges, intangible asset impairment charges, product field action costs and litigation costs and a legal settlement charge, partially offset by an income tax benefit from the enactment of a tax law and the settlement of domestic tax audits. See the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for further detail.

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

(e)
Effective in 2015, we adopted Accounting Standards Update (ASU) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and used the retrospective application method to adjust the total assets and total debt balances. Prior period balances have been retrospectively adjusted to conform to the current year's presentation.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Our business is focused on the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas, and interventional pain therapy and neurostimulation devices for the management of chronic pain and movement disorders. We operate as a single operating segment and derive our revenues from seven principal product categories. Our seven principal product categories are as follows: tachycardia implantable cardioverter defibrillator (ICD) systems; atrial fibrillation (AF) products (electrophysiology (EP) introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems); bradycardia pacemaker (pacemaker) systems; vascular products (vascular closure products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products, vascular plugs, heart failure monitoring devices and other vascular accessories); structural heart products (heart valve replacement and repair products and structural heart defect devices); neuromodulation products (spinal cord stimulation and radiofrequency ablation to treat chronic pain and deep brain stimulation to treat movement disorders); and Thoratec products (ventricular assist devices and percutaneous heart pumps). We market and sell our products world-wide primarily through a direct sales force.
On January 13, 2016, we announced that we would change our sales reporting starting in 2016 to closely align with how we will manage the business in five key areas: Heart Failure (HF), Atrial Fibrillation, Neuromodulation, Cardiovascular Disease and Traditional Cardiac Rhythm Management. Our sales results were managed on the basis of our existing product categories through 2015, with the intention that sales reporting be managed under the new classification once it is fully effective in the first quarter of 2016.
We utilize a 52/53-week fiscal year ending on the Saturday nearest December 31st. Fiscal years 2015 and 2013 consisted of 52 weeks and ended on January 2, 2016 and December 28, 2013, respectively. Fiscal year 2014 consisted of 53 weeks and ended on January 3, 2015, with the additional week reflected in our fourth quarter 2014 results.
In 2010, significant U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively PPACA), was enacted into law. As a U.S.-headquartered company with significant sales in the United States, this healthcare reform law has had, and is expected to continue to have, a material impact on us and on the U.S. healthcare system, more generally. Beginning in 2013, the law levied an annual 2.3% excise tax on the majority of our U.S. medical device sales, although the Consolidated Appropriations Act, 2016 (H.R. 2029), signed into law in December 2015, placed a moratorium on this tax in 2016 and 2017.
Net sales in 2015 decreased 1% compared to 2014. Foreign currency translation unfavorably decreased our 2015 net sales by 7% compared to 2014. Partially offsetting the unfavorable foreign currency translation impact, our net sales increased during 2015 compared to 2014 in the following key areas:

•	We benefited from incremental net sales associated with our ventricular assist devices, acquired through our acquisition of Thoratec Corporation (Thoratec) during the fourth quarter of 2015.

•
Our AF Products continued to benefit from increased EP catheter ablation procedures, led by increased net sales from our TactiCath® irrigated ablation catheter that received U.S. Food and Drug Administration (FDA) approval in October 2014 and incremental net sales from our FlexAbility™ ablation catheter that received FDA approval in January 2015.

•	Our CardioMEMS™ HF System has continued to penetrate the market resulting in increased net sales since receiving FDA approval in May 2014.

•	We also continued to benefit from incremental net sales from our radiofrequency ablation products and related consumable items, acquired as part of our NeuroTherm acquisition in August 2014.

•	Finally, we continued to experience incremental net sales from our Quadra Allure MP™ cardiac resynchronization therapy pacemaker (CRT-P) device that received CE Mark approval in December 2014.

In addition to unfavorable foreign currency translation, we also experienced net sales declines during 2015 compared to 2014 in our traditional pacemaker and ICD devices, our cardiac resynchronization therapy defibrillator (CRT-D) devices, the third party vascular products we distribute in Japan and our mechanical heart valves as the market continues to shift toward a preference for tissue valves. Refer to the Results of Operations section for a more detailed discussion of our net sales.

Net sales in 2014 increased 2% compared to 2013. Foreign currency translation unfavorably decreased our 2014 net sales by 1% compared to 2013. The increase in our 2014 net sales compared to 2013 was primarily driven by the following key areas:

•	Our AF Products benefited from increased EP catheter ablation procedures and increased sales volumes associated with our intracardiac echocardiography imaging product offerings.

•	We also benefited from incremental net sales associated with our NeuroTherm acquisition and FDA approval of the CardioMEMS™ HF System.

•
We continued to experience incremental net sales benefits from our 2013 acquisitions of Endosense and Nanostim, and sales volume increases associated with Spinal Modulation's Axium™ Neurostimulator System, a targeted therapy for chronic pain, for which, prior to exercising our purchase option in May 2015, we had been the exclusive distributor.

•
Finally, our increased sales volumes associated with our Fractional Flow Reserve (FFR) technology products and OCT imaging products, Trifecta™ pericardial stented tissue valve, transcatheter aortic heart valves and AMPLATZER™ occluder products also continued to benefit our 2014 net sales compared to 2013.

Partially offsetting these net sales increases, we experienced a 2014 net sales decline in our other neuromodulation chronic pain products, our third party vascular products we distribute in Japan and our mechanical heart valves, due to a market preference for tissue valves, compared to 2013. Refer to the Results of Operations section for a more detailed discussion of our net sales.

Diluted net earnings per share attributable to St. Jude Medical, Inc. during 2015 was $3.07 compared to $3.46 during 2014 driven by the revenue impacts described previously and the following key items which resulted in net after-tax charges of $0.59 per diluted share during 2015:

•
We recognized net after-tax charges of $0.35 per diluted share during 2015 for acquisition-related costs primarily associated with our acquisition of Thoratec, partially offset by contingent consideration fair value adjustments.

•	We recognized after-tax special charges of $0.30 per diluted share related to restructuring activities during 2015.

•	We recognized an after-tax income tax benefit of $0.07 per diluted share related to discrete income tax adjustments during 2015.

•	We recognized net after-tax special charges of $0.02 per diluted share related to product field action costs and litigation costs during 2015.

•
We recognized a net after-tax special benefit of $0.01 per diluted share associated with favorable legal settlements including insurance recoveries, partially offset by two unrelated unfavorable legal settlements and one unfavorable legal judgment associated with a product liability claim.

Diluted net earnings per share attributable to St. Jude Medical, Inc. during 2014 was $3.46 compared to $2.49 during 2013 driven by the revenue impacts described previously, partially offset by the following key items which resulted in after-tax charges of $0.52 per diluted share during 2014:

•	We recognized after-tax special charges of $0.34 per diluted share related to restructuring activities during 2014.

•	We recognized after-tax special charges of $0.13 per diluted share associated with intangible asset impairment charges during 2014.

•	We recognized after-tax special charges of $0.13 per diluted share related to product field action costs and litigation costs during 2014.

•
We recognized after-tax special charges of $0.12 per diluted share associated with acquisition-related charges during 2014, primarily associated with our acquisitions of Endosense, CardioMEMS, NeuroTherm and Nanostim.

•	We recognized an after-tax income tax benefit of $0.17 per diluted share related to discrete income tax adjustments.

•
Additionally, we also recognized a net after-tax special benefit of $0.03 per diluted share associated with a legal settlement gain related to a favorable judgment and resolution in a patent infringement case, partially offset by legal settlement expenses associated with three unrelated legal cases.

Refer to the Results of Operations section for a more detailed discussion of these charges. In addition to the impact of these after-tax charges, both our 2015 and 2014 diluted net earnings per share attributable to St. Jude Medical, Inc. also increased compared to the same respective prior year period as a result of share repurchases in both 2015 and 2014, resulting in lower outstanding shares compared to the same respective prior year comparable period.

Significant cash flow activity included the following key items:

•	We generated $1,039 million of operating cash flows during 2015, compared to $1,304 million of operating cash flows during 2014 and $961 million of operating cash flows during 2013.

•	We acquired Thoratec for $3.3 billion in net cash consideration during 2015, compared to our business combination payments of $147 million in 2014 and $292 million in 2013.

•
We utilized proceeds of $2.1 billion from a 5-year, $2.6 billion term loan due 2020 (Term Loan Due 2020), together with $1.5 billion of proceeds from unsecured senior notes issued during 2015 to finance a portion of our Thoratec acquisition, and repaid term loans totaling $925 million. During 2014 and 2013, we had net debt issuances of $275 million and $554 million, respectively.

•	We also returned $822 million to shareholders in the form of common stock repurchases and dividends during 2015 compared to $779 million during 2014 and $1,115 million during 2013.

Refer to the Liquidity section for a more detailed discussion.

RESULTS OF OPERATIONS
Net sales
While we manage our operations globally and believe our product category sales are the most relevant measure of revenue performance, we also utilize geographic area revenue data as a secondary performance measure.
The following table presents net sales to external customers for our seven major product categories (in millions):

				% Change	% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
ICD Systems	$1,582	$1,746	$1,741	(9.4)%	0.3%
Atrial Fibrillation Products	1,096	1,044	957	5.0	9.1
Pacemaker Systems	941	1,047	1,042	(10.0)	0.5
Vascular Products	716	709	704	0.9	0.7
Structural Heart Products	595	639	631	(6.7)	1.3
Neuromodulation Products	475	437	426	8.6	2.6
Thoratec Products	136	—	—	N/A	N/A
Net sales	$5,541	$5,622	$5,501	(1.4)%	2.2%
The following table presents net sales by significant geographic area based on customer location (in millions):

				% Change	% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
United States	$2,838	$2,657	$2,596	6.8%	2.4%
Europe	1,384	1,531	1,458	(9.6)	5.0
Japan	456	526	567	(13.2)	(7.2)
Other foreign countries	863	908	880	(5.0)	3.2
Net sales	$5,541	$5,622	$5,501	(1.4)%	2.2%

Our net sales changes are impacted by multiple factors, the most significant of which are often impacts of acquisitions and foreign currency translation. Operational sales changes include organic volume and selling price impacts. These impacts for 2015 and 2014 were as follows:

	2015	2014
Operational	2.9%	2.8%
Acquisitions	3.0	0.7
Translation	(7.3)	(1.3)
Net sales change	(1.4)%	2.2%

Overall, net sales decreased during 2015 compared to 2014. Geographically, we experienced unfavorable foreign currency translation impacts of $413 million primarily due to the U.S. Dollar strengthening against the Euro and Japanese Yen compared to 2014. Additionally, we have continued to experience a net sales decline in the third party vascular products we distribute in Japan as a result of discontinuing certain distribution relationships and we have experienced net sales declines in our traditional ICD and pacemaker devices in Japan compared to 2014. The decrease in our 2015 net sales was partially offset by incremental net sales associated with our Thoratec and NeuroTherm business combinations and continued benefits in the U.S. from our CardioMEMS™ HF System net sales.

Overall, net sales increased during 2014 compared to 2013 primarily as a result of incremental net sales from our NeuroTherm, Spinal Modulation, Endosense and CardioMEMS business combinations. Geographically, we experienced unfavorable foreign currency translation impacts of $74 million compared to 2013 primarily due to the U.S. Dollar strengthening against the Japanese Yen and Latin American and Asia Pacific currencies, partially offset by the U.S. Dollar weakening against the Euro.

The foreign currency translation impacts to net sales are not necessarily indicative of the net earnings impact of foreign currency translation due to partially offsetting foreign currency translation impacts on cost of sales, operating expenses and our hedging program.

Our 2015 net sales compared to 2014 net sales, and our 2014 net sales compared to our 2013 net sales are discussed by our seven major product categories as follows:

ICD Systems: Our 2015 ICD Systems net sales decreased compared to 2014 ICD Systems net sales due to unfavorable foreign currency translation impacting our 2015 ICD Systems net sales by $103 million (5 percentage points) compared to 2014. Additionally, we experienced net sales declines in both our CRT-D devices and traditional ICD devices, driven by competitive pressures from magnetic resonance imaging (MRI) ICDs, which most significantly impacted our U.S. CRT-D devices causing overall average selling price declines during 2015 compared to 2014.

Our 2014 ICD Systems net sales increased compared to 2013 ICD Systems net sales driven by our Quadra Assura™ for quadripolar CRT-D and our Unify Assura™ CRT-D, launched in 2013. These increases were partially offset by declines in our other ICD categories as well as ICD and CRT-D net sales declines in Japan. Foreign currency translation unfavorably decreased our 2014 ICD Systems net sales by $15 million (1 percentage point) compared to the prior year.

Atrial Fibrillation Products: Our 2015 AF Products net sales continued to benefit from increased EP catheter ablation procedures and our intracardiac echocardiography imaging product offerings compared to our 2014 AF Products net sales. Incremental net sales associated with our TactiCath® irrigated ablation catheter (FDA approval in October 2014) and our FlexAbility™ ablation catheter (FDA approval in January 2015) benefited our net sales during 2015 compared to the prior year. Our net sales also benefited from our Agilis™ NxT steerable introducer and our advanced cardiac mapping systems as a result of increased sales volumes. Foreign currency translation had an $87 million (8 percentage points) unfavorable impact on 2015 AF Products net sales compared to 2014.

Our 2014 AF Products net sales increased over our 2013 AF Products net sales primarily driven by our continued increase in EP catheter ablation procedures and our intracardiac echocardiography imaging product offerings. We also experienced a net sales benefit from our European launch of our TactiCath® irrigated ablation catheter, acquired through our Endosense acquisition in August 2013, including incremental net sales from our U.S. TactiCath® irrigated ablation catheter product launch after receiving FDA approval in October 2014. Foreign currency translation had a $17 million (2 percentage points) unfavorable impact on our 2014 AF Products net sales compared to 2013.

Pacemaker Systems: Our 2015 Pacemaker Systems net sales were unfavorably impacted by foreign currency translation of $82 million (8 percentage points) compared to our 2014 Pacemaker Systems net sales. Additionally, we experienced net sales declines in our traditional pacemaker devices primarily driven by competitive pressures from MRI pacemakers in the U.S. causing average selling price declines during 2015 compared to 2014. Partially offsetting these net sales decreases, we continued to experience incremental net sales from our Quadra Allure MP™ CRT-P device during 2015 compared to 2014.

Our 2014 Pacemaker Systems net sales increased compared to 2013 Pacemaker Systems net sales primarily due to continued net sales benefits from our July 2013 Accent MRI™ Pacemaker and Tendril MRI™ lead launch in Japan and our Allure Quadra™ CRT-P launch in Europe (CE Mark approval in April 2013). Foreign currency translation unfavorably impacted our 2014 Pacemaker Systems net sales by $17 million (2 percentage points) compared to 2013. Additionally, our U.S. 2014 Pacemaker Systems net sales decreased compared to 2013 primarily due to overall market declines in average selling prices.

Vascular Products: Our 2015 Vascular Products net sales continued to benefit from incremental net sales related to the FDA approval of our CardioMEMS™ HF System in May 2014 compared to 2014 Vascular Products net sales. Unfavorable foreign currency translation impacted our 2015 Vascular Product net sales by $61 million (8 percentage points) compared to 2014 Vascular Products net sales. Additionally, we have continued to experience a 2015 net sales decline in the third party vascular products we distribute in Japan as a result of discontinuing certain distribution relationships compared to 2014. Partially offsetting these net sales decreases we experienced net sales volume increases associated with our FFR technology and OCT imaging products during 2015 compared to 2014.

Our 2014 Vascular Products net sales continued to benefit from incremental net sales related to receiving FDA approval of the CardioMEMS™ HF System in May 2014 and sales volume increases related to our FFR technology and OCT imaging products compared to our 2013 Vascular Products net sales. Partially offsetting these net sales increases, we experienced a 2014 net sales decline in our third party vascular products we distribute in Japan compared to 2013. Foreign currency translation also unfavorably decreased our 2014 Vascular Products net sales by $12 million (2 percentage points) compared to 2013. Additionally, although Angio-Seal™ sales volumes increased during 2014, we experienced an overall net sales decrease as a result of average selling price declines due to competitive pressures compared to 2013. We also continued to experience lower 2014 net sales of our EnligHTN™ Renal Denervation System compared to 2013 driven by expected overall market declines in the treatment of drug-resistant, uncontrolled hypertension.

Structural Heart Products: Our 2015 Structural Heart Products net sales were unfavorably impacted by foreign currency translation of $55 million (9 percentage points) compared to our 2014 Structural Heart Products net sales. We also experienced a 2015 net sales decline in our mechanical heart valves compared to 2014 due to a market preference for tissue valves. Partially offsetting these net sales decreases, we experienced net sales volume increases associated with our left atrial appendage AMPLATZER™ occluder products.

Our 2014 Structural Heart Product net sales increased over our 2013 Structural Heart Product net sales primarily due to increased sales volumes associated with our Trifecta™ pericardial stented tissue valve, our transcatheter aortic heart valves and our AMPLATZER™ occluder products. Our 2014 net sales volumes of our Trifecta™ pericardial stented tissue valve were partially offset by a net sales volume decrease in our mechanical heart valves due to a market preference for tissue valves. Additionally, foreign currency translation had an $11 million (2 percentage points) unfavorable impact on our 2014 Structural Heart Products net sales compared to 2013.

Neuromodulation Products: Our 2015 Neuromodulation Products net sales increased over our 2014 Neuromodulation Products net sales as a result of our August 2014 acquisition of NeuroTherm. Additionally, we benefited from the launch of Protégé MRI™ spinal cord stimulation system (FDA approval in April 2015), Prodigy MRI™ with burst stimulation (CE Mark approval in August 2015) and Proclaim™ Elite Spinal Cord Stimulation System (FDA approval in November 2015) during 2015 compared to 2014. Partially offsetting these net sales increases, foreign currency translation unfavorably decreased our 2015 net sales by $25 million (5 percentage points) compared to 2014.

Our 2014 Neuromodulation Products net sales increased over our 2013 Neuromodulation Products net sales primarily as a result of our incremental NeuroTherm net sales and our sales volume increases associated with Spinal Modulation's Axium™ Neurostimulator System, a targeted therapy for chronic pain, for which, we had been the exclusive distributor prior to exercising our purchase option in May 2015. Partially offsetting these net sales increases, we experienced a 2014 net sales decline in our other neuromodulation chronic pain products and unfavorable foreign currency translation impacts of $2 million (1 percentage point) on our 2014 Neuromodulation net sales compared to the prior year.

Thoratec Products: Our 2015 Thoratec Products net sales increase was a result of our acquisition of Thoratec in October 2015.

Gross profit				2015 vs. 2014 Change		2014 vs. 2013 Change
(in millions)	2015	2014	2013
Gross profit	$3,796	$3,969	$3,927	(4.4)%		1.1%
Percentage of net sales	68.5%	70.6%	71.4%	(2.1)	pts.	(0.8)	pts.

Our 2015 gross profit percentage (or gross margin) was unfavorably impacted by foreign currency translation impacts of 1.2 percentage points compared to 2014. In 2015, we began to enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. We expect our hedging program will help mitigate these fluctuations. Additionally, inventory acquired in our Thoratec acquisition was recorded at fair value, which closely approximates normal selling prices. This resulted in higher cost of sales for Thoratec products sold in 2015, which negatively impacted our 2015 gross profit by approximately 0.5 percentage points. A similar impact is expected to continue in early 2016 as the remaining acquired inventory is sold. Additional negative gross margin impact during 2015 compared to 2014 was primarily the result of unfavorable average selling price impacts and geographic sales mix, primarily driven by competitive MRI pacemaker and ICD pressures, which most significantly impacted our U.S. CRT-D and traditional pacemaker devices during 2015 compared to 2014.

Special charges negatively impacted our gross margins during 2015, 2014 and 2013 by $39 million (0.7 percentage points), $56 million (1.0 percentage points) and $45 million (0.8 percentage points), respectively.

Our 2015, 2014 and 2013 gross margins were also negatively impacted by 1.6 percentage points, 1.4 percentage points and 0.9 percentage points, respectively, as a result of excise taxes assessed on the sale of our products. We expect the unfavorable impact of excise taxes on our gross margins to be lower in 2016 and 2017 due to the H.R. 2029 law passed in December 2015, which temporarily suspends the U.S. medical device excise tax. The temporary suspension has no impact on the Puerto Rico excise tax.

Refer to the “Special Charges” section that follows for a more detailed discussion of our special charges.

Selling, general and administrative (SG&A) expense				2015 vs. 2014 Change		2014 vs. 2013 Change
(in millions)	2015	2014	2013
Selling, general and administrative expense	$1,878	$1,856	$1,805	1.2%		2.8%
Percentage of net sales	33.9%	33.0%	32.8%	0.9	pts.	0.2	pts.

The increase in our SG&A expense as a percent of net sales in 2015, 2014 and 2013 was primarily driven by net acquisition-related costs, including contingent consideration fair value adjustments, of $112 million (2.0 percentage points), $56 million (1.0 percentage points) and $21 million (0.4 percentage points), respectively (see Note 11 to the Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data"). The partially offsetting benefit in our SG&A expense as a percent of net sales was driven by our cost savings initiatives, including benefits associated with our restructuring activities.

Research and development (R&D) expense				2015 vs. 2014 Change		2014 vs. 2013 Change
(in millions)	2015	2014	2013
Research and development expense	$676	$692	$691	(2.3)%		0.1%
Percentage of net sales	12.2%	12.3%	12.6%	(0.1)	pts.	(0.3)	pts.

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

Amortization of intangible assets				2015 vs. 2014 Change	2014 vs. 2013 Change
(in millions)	2015	2014	2013
Amortization of intangible assets	$116	$89	$79	30.3%	12.7%

The increase in our 2015 intangible asset amortization expense compared to 2014 was driven by an increase in our definite-lived intangible assets as a result of our business combinations during 2015 and 2014. In October 2015, we acquired Thoratec and recognized $683 million of purchased technology and patent intangible assets that have an estimated weighted average useful life of 9.8 years and a $93 million trademark definite-lived intangible asset that has an estimated useful life of 16.0 years. Additionally, our 2015 intangible asset amortization expense reflects a full year of amortizing assets we acquired through prior business combinations compared to a partial year in 2014, discussed further in the following paragraph.

The increase in our 2014 intangible asset amortization expense compared to 2013 was driven by an increase in our definite-lived intangible assets as a result of our 2014 and 2013 business combinations. In August 2014, we acquired NeuroTherm and recognized $87 million of developed technology intangible assets that have estimated useful lives ranging from 11 to 12 years and a $2 million other intangible asset that has an estimated useful life of five years. Additionally, after receiving FDA approval of our CardioMEMS™ HF System in May 2014, we reclassified $63 million of acquired in-process research and development (IPR&D) from an indefinite-lived intangible asset to a purchased technology definite-lived intangible asset, and began amortizing the asset over its estimated useful life of 11 years. In October 2014, we also received FDA approval of our TactiCath® irrigated ablation catheter and reclassified $33 million of acquired IPR&D from an indefinite-lived intangible asset to a purchased technology definite-lived intangible asset, and began amortizing the asset over its estimated useful life of seven years. Additionally, our 2014 intangible asset amortization expense reflects a full year of amortizing assets acquired from our 2013 business combinations. During the second half of 2013, we acquired Nanostim and Endosense and recognized a total of $54 million in developed technology assets with estimated useful lives ranging between seven and 10 years.

Special charges
(in millions)	2015	2014	2013
Cost of sales special charges	$39	$56	$45
Special charges	96	181	301
Total special charges	$135	$237	$346
We recognize certain transactions and events as special charges in our Consolidated Financial Statements. These charges (such as restructuring charges, impairment charges, certain legal settlements or product field action costs and litigation costs) result from facts and circumstances that vary in frequency and impact on our results of operations. Generally, special charges are reflected in the Consolidated Statements of Earnings within our operating expenses in a separate line item, special charges. However, based on the nature of the charge, when certain special charges impact the calculation of gross profit, they are reflected in the line item cost of sales special charges within the Consolidated Statements of Earnings. The most common special charges impacting the cost of sales special charge line item relate to manufacturing activities. Refer to Note 8 to the Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data" for a detailed discussion of our special charges.
The following table provides additional detail about our special charges and related income statement classification within our Consolidated Statements of Earnings (in millions):

	For the Fiscal Year Ended
	2015			2014			2013
Type of Special Charge	Cost of Sales Special Charges	Special Charges	Total Special Charges	Cost of Sales Special Charges	Special Charges	Total Special Charges	Cost of Sales Special Charges	Special Charges	Total Special Charges
Restructuring activities
2016 Initiatives	$12	$22	$34	$—	$—	$—	$—	$—	$—
Manufacturing and Supply Chain Optimization Plan	29	49	78	7	25	32	—	—	—
2012 Business Realignment Plan	5	9	14	30	78	108	35	185	220
2011 Restructuring Plan	—	(1)	(1)	—	—	—	—	24	24
Other restructuring related charges	—	2	2	—	—	—	—	—	—
Intangible asset impairment charges	—	2	2	—	58	58	—	42	42
Legal settlements	—	(6)	(6)	—	10	10	—	22	22
Product field action costs and litigation costs	(7)	19	12	19	10	29	10	28	38
Total special charges	$39	$96	$135	$56	$181	$237	$45	$301	$346

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

As we refined our long-term forecasts, including the integration of Thoratec into our business, we began to make decisions regarding the programs and initiatives we will prioritize to strengthen our strategic focus (2016 Initiatives). These decisions are being made in alignment with how we will manage the business in five key areas: Heart Failure, Atrial Fibrillation, Neuromodulation, Cardiovascular Disease and Traditional Cardiac Rhythm Management.

We plan to use some of the cost savings from the actions to reinvest in our growth drivers.

Other expense, net
(in millions)	2015	2014	2013
Interest income	$(3)	$(5)	$(5)
Interest expense	103	85	81
Other (income) expense	2	3	191
Other expense, net	$102	$83	$267

Interest income: Our interest income is dependent on our outstanding cash balances and applicable interest rates.

Interest expense: Our interest expense has increased over the last two years as a result of higher average debt balances primarily issued to finance our business combinations. Our interest expense is expected to increase in future periods based on our average outstanding debt balance, given our recent debt issuances to fund our October 2015 acquisition of Thoratec. See Note 4 of our Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data" for further information on our debt.

Other (income) expense: Generally, our other (income) expense includes foreign currency transaction gains and losses, realized available-for-sale security gains and losses and gains and losses on derivative instruments not designated as hedging instruments. During 2015, we recognized $13 million of commitment fees associated with an unused bridge facility in other (income) expense. During 2013, we redeemed the full $700 million principal amount of 5-year, 3.75% unsecured senior notes originally due in 2014 (2014 Senior Notes) and the full $500 million principal amount of 10-year, 4.875% unsecured senior notes originally due in 2019 (2019 Senior Notes). In connection with the redemption of these notes prior to their scheduled maturities, we recognized a $161 million debt retirement charge to other (income) expense associated primarily with make-whole redemption payments and the write-off of unamortized debt issuance costs. Additionally, in connection with the initial February 2013 consolidation of CardioMEMS, we recognized a $29 million loss to other (income) expense related to a fair value remeasurement adjustment during 2013 to adjust the carrying value of our CardioMEMS equity investment and fixed price purchase option. Partially offsetting these expenses, we recognized $22 million, $3 million and $13 million of realized gains associated with the sales of available-for-sale securities in 2015, 2014 and 2013, respectively. The remaining increase in other (income) expense during 2015, 2014 and 2013 was substantially related to our foreign currency transaction losses.

Income taxes

(as a percent of earnings before income taxes and noncontrolling interest)	2015	2014	2013
Effective tax rate	6.7%	10.6%	11.7%

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

Special charges, acquisition-related costs and discrete items favorably impacted the 2015 effective income tax rate by 9.9 percentage points. Special charges and discrete items recognized during 2014 favorably impacted the effective tax rate by 7.4 percentage points. Debt redemption charges and special charges favorably impacted our 2013 effective tax rate by 7.7 percentage points. Additionally, our 2013 effective tax rate includes the full year 2012 benefit of the R&D tax credit, which was extended for 2012 in January 2013. As a result of the late extension, our effective tax rate for 2013 was favorably impacted by 1.6 percentage points. Our effective tax rate, except for those items noted above, has been favorably impacted largely by changes in the mix of income before income taxes between the U.S. and foreign countries.

Net loss attributable to noncontrolling interest

(in millions)	2015	2014	2013
Net loss attributable to noncontrolling interest	$(14)	$(47)	$(31)

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

LIQUIDITY AND CAPITAL RESOURCES
We believe that our existing cash balances, future cash generated from operations and available borrowing capacity under our 5-year, $1.5 billion revolving, unsecured committed credit facility (Credit Facility Expiring 2020) and our commercial paper program will be sufficient to fund our operating needs, working capital requirements, R&D opportunities, capital expenditures, debt service requirements, share repurchases and shareholder dividends over the next 12 months and in the foreseeable future thereafter. Also, see the Off-Balance Sheet Arrangements and Contractual Obligation section that follows.
We believe that our earnings, cash flows and balance sheet position will permit us to obtain additional debt financing or equity capital should suitable investment and growth opportunities arise. We monitor capital markets regularly and may raise additional capital when market conditions or interest rate environments are favorable.
As of January 2, 2016, most of our cash and cash equivalents were held by our non-U.S. subsidiaries. A portion of these foreign cash balances are associated with earnings that are permanently reinvested and which we plan to use to support our continued growth plans outside the United States through funding of operations and other investment and growth opportunities. The majority of these funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practicable to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate these funds held by our non-U.S. subsidiaries.
Total debt increased to $6,392 million at January 2, 2016 from $3,852 million at January 3, 2015. During 2015, we issued $1.5 billion of unsecured senior notes and utilized proceeds of $2.1 billion from our 5-year, $2.6 billion Term Loan Due 2020 to finance a portion of our Thoratec acquisition. Additionally, we entered into a 365-day, $175 million Term Loan due 2016 (Term Loan due 2016) that was used to acquire the remaining ownership interest in Spinal Modulation. We also entered into the Credit Facility Expiring 2020 that we may draw upon to refinance existing indebtedness and for general corporate purposes. The Credit Facility Expiring 2020 amended and restated our previous $1.5 billion unsecured committed credit facility that was scheduled to expire in May 2018. As of January 2, 2016 and January 3, 2015, we had no outstanding borrowings under either facility. Partially offsetting our debt issuances, we repaid term loans totaling $925 million, including the Term Loan Due 2016, and made $285 million in net commercial paper payments. On January 15, 2016, we drew the remaining $500 million of the $2.6 billion Term Loan Due 2020 to refinance existing indebtedness and for general corporate purposes.
As expected from our debt issuances, rating agencies took the following actions:

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

These announcements were a reflection of the increase in our debt used to support our acquisition of Thoratec. We do not expect the actions by the ratings agencies to have a significant impact on our liquidity or future flexibility to access additional funding.

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
Certain of our debt outstanding and available borrowings contain operating and financial covenants. Specifically, the Credit Facility Expiring 2020 and the Term Loan Due 2020 require that we have a leverage ratio (defined as the ratio of indebtedness to EBITDA (net earnings before interest expense, income taxes, depreciation, amortization and certain income and expenses)) not exceeding 4.25 to 1.0 through the fiscal year ending January 2, 2016, 4.0 to 1.0 for the fiscal quarters of 2016, and 3.5 to 1.0 thereafter. In February 2016, we amended the Credit Facility Expiring 2020 and the Term Loan Due 2020 to clarify the leverage ratio calculation to exclude certain expenses relating to the Thoratec acquisition incurred in the fourth quarter of 2015 and include EBITDA from Thoratec for periods prior to completion of the business combination. Additionally, during the third quarter of 2015, we amended a debt covenant related to our 1.580% Yen Denominated Senior Notes Due 2017 and our 2.040% Yen Denominated Senior Notes Due 2020 (Yen Notes) to require a ratio of total debt to total capitalization not exceeding 65% through the second fiscal quarter of 2016 and reducing to 60% thereafter. Under the Credit Facility Expiring 2020, Term Loan Due 2020, senior notes and Yen Notes, we also have certain limitations on how we conduct our business, including limitations on dividends, additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of January 2, 2016. For further information on our debt obligations outstanding at January 2, 2016, refer to Note 4 of the Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data."
A summary of our cash flows from operating, investing and financing activities is provided in the following table (in millions):

	2015	2014	2013
Net cash provided by (used in):
Operating activities	$1,039	$1,304	$961
Investing activities	(3,445)	(339)	(522)
Financing activities	1,692	(827)	(257)
Effect of currency exchange rate changes on cash and cash equivalents	(61)	(69)	(3)
Net (decrease) increase in cash and cash equivalents	$(775)	$69	$179
Operating Cash Flows
Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, inventories, accounts payable, accrued liabilities and income taxes payable. During 2015, our operating cash flows were negatively impacted due to Thoratec acquisition-related costs. During 2013, our operating cash flows were negatively impacted due to higher tax payments made as a result of a tax audit settlement associated with certain tax audits related to our 2002 through 2009 tax years.
We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the most recently completed quarter) was 78 days at January 2, 2016 compared to 77 days at January 3, 2015 and 91 days at December 28, 2013. The overall decrease in our DSO over the last two years compared to December 28, 2013 is primarily a result of our increased receivable collection efforts as well as foreign currency translation impacts reducing our accounts receivable balance compared to the balance at December 28, 2013. Our DIOH (ending net inventory divided by average daily cost of sales for the most recently completed six months) was 179 days at January 2, 2016 compared to 170 days at January 3, 2015 and 158 days at December 28, 2013. Inventory acquired through our acquisition of Thoratec and related inventory step charges recognized in cost of sales in the last half of

2015 increased our DIOH by 10 days. The increase was primarily a result of additional Thoratec inventory acquired with only 13 weeks of Thoratec cost of sales activity based on our October 8, 2015 acquisition date. Special charges recognized in cost of sales in the last half of 2015 partially offset the Thoratec inventory impacts to our DIOH, reducing our January 2, 2016 DIOH by 6 days. Special charges recognized in cost of sales in the second half of 2014 reduced our January 3, 2015 DIOH by 7 days, and special charges recognized in cost of sales in the second half of 2013 reduced our December 28, 2013 DIOH by 5 days. The overall increase in our DIOH at January 2, 2016 and January 3, 2015 compared to our DIOH at December 28, 2013 is the result of higher inventory levels due to our business combinations and more inventory on hand to support our product launches.
Investing Cash Flows
We acquired Thoratec for $3.3 billion in net cash consideration during 2015, NeuroTherm for $147 million in net cash consideration during 2014, and Endosense and Nanostim for $171 million and $121 million in net cash consideration, respectively, during 2013, which have all contributed to our recent growth. We expect to continue to benefit from our recent business combinations in future periods. Additionally, our purchases of property, plant and equipment totaled $186 million, $190 million and $222 million in 2015, 2014 and 2013, respectively, primarily reflecting our continued investment in our product growth platforms currently in place.
Financing Cash Flows
Our financing cash flows can fluctuate significantly depending upon our liquidity needs, the extent of our common stock repurchases and the amount of stock option exercises. A summary of our financing cash flows is provided in the following table (in millions):

	2015	2014	2013
Stock issued under employee stock plans, including tax benefit	$163	$156	$458
Common stock repurchases	(500)	(476)	(833)
Dividends paid	(322)	(303)	(282)
Debt borrowings, net	2,562	275	554
Purchase of shares from noncontrolling ownership interest	(173)	(344)	—
Payment of contingent consideration	—	(128)	—
Other, net	(38)	(7)	(154)
Net cash provided by (used in) financing activities	$1,692	$(827)	$(257)

During 2015, we entered into a $175 million Term Loan Due 2016 that was used to acquire the remaining ownership interest in Spinal Modulation and issued $1.5 billion of unsecured senior notes together with proceeds of $2.1 billion from our 5-year, $2.6 billion Term Loan Due 2020 issuance to finance a portion of our Thoratec acquisition. Partially offsetting our 2015 debt issuances, we repaid our 2-year, $500 million unsecured term loan due June 2015, our 364-day, $250 million unsecured term loan due August 2015, our $175 million Term Loan Due 2016 and made net commercial paper payments of $285 million. We exercised our exclusive option and paid $173 million to Spinal Modulation’s shareholders to obtain the remaining 81% ownership interest in the company that we did not previously own. Both of our yen-denominated credit facilities that expired in June 2015 and March 2015 for 3.25 billion Japanese Yen each (the combined equivalent of $54 million as of January 2, 2016) were automatically extended for a one-year period bearing interest at Yen LIBOR plus 0.270% and Yen LIBOR plus 0.250%, respectively. Refer to Notes 4 and 6 to the Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data" for further information.

During 2014, we exercised our exclusive option and paid $344 million to CardioMEMS' shareholders to obtain the remaining 81% ownership interest in the company that we did not previously own. Additionally, we received FDA approval of the TactiCath® irrigated ablation catheter and settled the contingent consideration liability. Refer to Notes 6 and 11 to the Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data" for further information regarding both of these transactions. Additionally, during 2014, we entered into a 364-day, $250 million unsecured term loan and used the proceeds for general corporate purposes, including the acquisition of NeuroTherm.

During 2013, we issued $900 million principal amount of 10-year, 3.25% unsecured senior notes (2023 Senior Notes) and $700 million principal amount of 30-year, 4.75% unsecured senior notes (2043 Senior Notes). We used the majority of the proceeds to redeem both our $700 million principal amount 2014 Senior Notes and our $500 million principal amount 2019 Senior Notes. We used the remaining proceeds from the issuance of our 2023 Senior Notes and 2043 Senior Notes for general corporate purposes. We also entered into a 2-year, $500 million unsecured term loan during 2013 and used the proceeds for general corporate purposes.

Generally, our common stock repurchases are funded from cash generated from operations and issuances of commercial paper. Changes in our common stock repurchases can vary from year to year based on our Board of Director authorization limits.

We have increased our dividends every year since 2011. On February 19, 2016 our Board of Directors authorized a cash dividend of $0.31 per share payable on April 30, 2016 to shareholders of record as of March 31, 2016. We expect to continue to pay quarterly cash dividends in the foreseeable future, subject to Board approval.

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
A summary of contractual obligations and other minimum commercial commitments as of January 2, 2016 is as follows (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Contractual obligations related to
off-balance sheet arrangements:
Operating lease obligations	$190	$53	$62	$43	$32
Purchase obligations (a)	429	373	37	19	—
Total	$619	$426	$99	$62	$32

Contractual obligations reflected
in the balance sheet:
Long-term debt obligations (b)	$7,463	$750	$1,025	$2,550	$3,138
Contingent consideration (c)	151	118	25	8	—
Uncertain tax positions (d)	150	150	—	—	—
Total	$7,764	$1,018	$1,050	$2,558	$3,138

Grand Total (e)	$8,383	$1,444	$1,149	$2,620	$3,170

(a)
These amounts include commitments for inventory purchases and capital expenditures that do not exceed our projected requirements and are in the normal course of business. The purchase commitment amounts do not represent the entire anticipated purchases and capital expenditures in the future, but only those for which we are contractually obligated (enforceable and legally binding with all significant terms).

(b)
Includes scheduled maturities of long-term debt and scheduled interest payments. See Note 4 to the Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data" for additional information on our debt obligations. Based on our anticipated future liquidity, we may make payments on our long-term debt in advance of our scheduled maturities.

(c)
Generally, these amounts include our contingent consideration payments related to certain of our acquisitions. In connection with these acquisitions, we may have agreed, or companies that we acquired may have previously agreed, to provide additional consideration payments upon the achievement of certain product development milestones, which may include but are not limited to successful levels of achievement in clinical trials and certain product regulatory approvals. We may also provide for additional consideration payments to be made upon the achievement of certain levels of future product sales. While it is not certain if and/or when these payments will be made, we have included the current fair values of payments in the table based on our best estimates of the dates when we expect the milestones and/or contingencies will be met.

(d)
The table includes the current portion of the liability for uncertain tax positions, which is expected to be paid in the next 12 months. The table does not include our noncurrent liability for uncertain tax positions of $208 million or our related accrual for gross interest and penalties of $38 million as of January 2, 2016, as we are uncertain as to if or when such amounts may be paid.

(e)	The table does not include other liabilities of $302 million pertaining to non-qualified deferred compensation because the timing of the future cash payments is uncertain.

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
On an ongoing basis, we evaluate our estimates and assumptions, including those related to our acquisition-related measurements, income taxes and legal proceedings. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities and expenses. Actual results may differ from these estimates. Senior management has discussed the development, selection and disclosure of its critical accounting policies and estimates with the Audit Committee and the Board of Directors. We believe that the following represent our most critical accounting estimates because (1) they are most important to the portrayal of our financial conditions and results and (2) they require our most difficult, subjective or complex judgments:
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
Business Combinations: We applied the acquisition method of accounting to one transaction in 2015, one transaction in 2014 and four transactions in 2013. When we apply the acquisition method of accounting, the total purchase consideration is allocated to identifiable assets acquired, liabilities assumed and noncontrolling interests (“net assets”). Any residual purchase consideration is recorded as goodwill. Identifying net assets requires significant judgment, especially with respect to intangible assets, including IPR&D activities, of the acquired entity. Specific acquired IPR&D projects that are to be used in our R&D activities are separately identified as one or more units of account (generally based on jurisdiction) in purchase accounting when the projects have substance and are incomplete at the business combination date.
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

•
timing and amount of revenue and future cash flows, which often depend on estimates of relevant market sizes, expected market growth rates, trends in technology (including the impacts of anticipated product introductions by competitors, legal agreements and patent litigation), the expected useful lives of acquired technologies and the expected completion date of IPR&D projects;

•
expected costs to develop the IPR&D projects into commercially viable products, which include the stage of completion, the complexity of the work to complete, the contribution of core technologies and other acquired assets and the required clinical investment to obtain regulatory approval;

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
The carrying values of our definite-lived intangible assets were $1,370 million and $708 million at January 2, 2016 and January 3, 2015, respectively, and consisted primarily of purchased technology and patents. We establish the estimated useful lives of these intangible assets at the acquisition date by considering our expected uses of the assets, provisions that may limit the useful lives, the effects of obsolescence and other factors. If reliably determinable, we amortize these assets in a pattern reflecting consumption of their economic benefits; otherwise we utilize the straight-line amortization method. We test these assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Examples of indicators we monitor include, but are not limited to, significant adverse changes in the manner in which the asset is being used, legal and regulatory factors, business climate (including impacts of competing technologies) and forecasted cash flows. If we determine that the carrying amounts for the assets are not recoverable, we impair the carrying amounts to the assets’ fair values using the income approach and updated estimates and assumptions. During 2015 and 2013 we recognized impairment charges of $2 million and $13 million, respectively. There were no impairments of definite-lived intangible assets in 2014.
The carrying values of our indefinite-lived intangible assets were $856 million and $143 million at January 2, 2016 and January 3, 2015, respectively, and consisted primarily of IPR&D projects. We test these assets for impairment annually or more frequently if events or changes in circumstances (including completion or abandonment of the IPR&D projects) indicate that the fair value of the asset is more likely than not below its carrying amount. In evaluating whether a quantitative test is necessary, we consider the totality of all relevant events or circumstances that could affect the significant inputs used to determine the fair values of these assets. This assessment includes consideration of qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, financial performance, entity-specific events and regulatory or other factors. If we determine that an indefinite-lived intangible asset is more likely than not impaired, we impair the carrying amount to the asset’s fair value using the income approach and updated estimates and assumptions. When an IPR&D project is completed (generally upon receipt of regulatory approval), the asset is then accounted for as a definite-lived intangible asset. During 2014, we reclassified $96 million of IPR&D to definite-lived intangible assets. During 2014 and 2013, we recognized impairment charges of $58 million and $29 million, respectively. There were no impairments of indefinite-lived intangible assets in 2015.
Contingent Consideration: The fair value of our contingent consideration was $151 million and $50 million at January 2, 2016 and January 3, 2015, respectively. The fair value of contingent consideration is remeasured to the estimated fair value each reporting period with the change in fair value recognized in selling, general and administrative expense in our Consolidated Statements of Earnings. Changes in the fair value of the contingent consideration liability can result from changes in discount rates and periods as well as changes in the timing and amounts of revenue estimates or in the timing or likelihood of achieving the milestones that trigger payment. These changes resulted in (benefits) or charges of ($87 million), $22 million and $1 million during 2015, 2014 and 2013, respectively.
Income Taxes
We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense as well as assessing temporary differences in the treatment of items for tax and financial accounting purposes. These timing differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We assess the likelihood that our deferred tax assets will be realized from future taxable income after consideration of all positive and negative evidence. Evidence we consider varies for different tax jurisdictions. In situations in which we have been able to conclude that our deferred tax assets will be realized, we have generally relied on future reversals of taxable temporary differences, expected future taxable income where such estimates have historically been reliable and other factors. Certain of our subsidiaries in international tax jurisdictions, however, are in cumulative loss positions and have experienced cumulative losses in recent periods. Experiencing cumulative losses in recent periods is considered significant negative evidence that is difficult to overcome with other positive evidence. In these situations, we reduce the carrying value of deferred tax assets that arose primarily from net operating losses and tax credit carryforwards by recording valuation allowances because we do not believe it is more-likely-than-not that these assets will be realized. Gross deferred tax assets were $1,012 million and $1,066 million at January 2, 2016 and January 3, 2015, respectively. We have established valuation allowances of $337 million and $400 million at January 2, 2016 and January 3, 2015, respectively.
We have not provided U.S. income taxes on certain of our non-U.S. subsidiaries' undistributed earnings, as such amounts are intended to be reinvested outside the United States indefinitely based on our specific business plans and tax strategies. Our business plans and tax strategies consider: (i) short-term and long-term forecasts and budgets of the U.S. parent and non-U.S. subsidiaries; (ii) working capital and other needs in locations where earnings are generated; (iii) our past practices regarding non-U.S. subsidiary dividends; (iv) sources of financing by the U.S. parent, such as issuing debt; and (v) uses of cash by the U.S. parent that are more discretionary in nature, such as business combinations and share repurchase programs. However, should we change our business plans and tax strategies in the future and decide to repatriate a portion of these earnings to one of our U.S. subsidiaries, including cash maintained by these non-U.S. subsidiaries, we would recognize additional U.S. tax liabilities. It is not practicable to estimate the amount of additional U.S. tax liabilities we would incur.

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

Although we recognize income tax liabilities related to our uncertain tax positions, our accruals represent accounting estimates that are subject to the inherent uncertainties associated with the tax audit process, and therefore include certain contingencies. The finalization of the tax audit process across the various tax authorities, including federal, state and foreign, often takes many years. We adjust our income tax liabilities in light of changing facts and circumstances as new information becomes available; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current tax liabilities estimate. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional income tax expense would result. As of January 2, 2016, our liability for uncertain tax positions was $338 million and our accrual for gross interest and penalties was $58 million. As of January 3, 2015, our liability for uncertain tax positions was $328 million and our accrual for gross interest and penalties was $44 million.

Legal Proceedings
We operate in an industry that is susceptible to significant product liability and intellectual property claims. Additionally, we have been subject to legal actions involving shareholder derivative actions, securities class actions and other class actions. The outcomes of our legal proceedings are not in our complete control due to inherent uncertainties, including unfavorable rulings or developments, and may not be known for extended periods of time. We record a liability in our Consolidated Financial Statements for costs related to claims, including future legal costs, settlements and judgments where we have assessed that a loss is probable and an amount can be reasonably estimated. Where the reasonable estimate of the probable loss is a range, we record the most likely estimate of the loss, or the low end of the range if there is no one best estimate. Product liability claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class. In situations in which we believe that a loss is at least reasonably possible, we are often not able to estimate an amount or range of potential loss often because the amounts claimed typically bear no relation to the extent of the plaintiff’s alleged injury. Estimates of probable losses resulting from our litigation, claims and assessments are inherently difficult to predict, particularly when the matters are in early procedural stages, have incomplete scientific facts or are in legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in our business practice. Additionally, claims may be asserted against us in the future related to events that are not presently known to us. While it is not possible to predict the outcome for most of our legal proceedings and litigation is subject to inherent uncertainties, there can be no certainty that we may not ultimately incur charges in excess of our presently recorded liabilities. A future adverse ruling, settlement or unfavorable development could have a material adverse effect on our consolidated earnings, financial position or cash flows. Based on our experience and any new developments, we reexamine our estimated probable liabilities and associated expenses each period and where appropriate we adjust our estimated liabilities. As a result, our current estimates are subject to change in future periods.

NEW ACCOUNTING PRONOUNCEMENTS
Certain new accounting standards may become effective for us in fiscal year 2016 and future periods upon finalization. Information regarding new accounting pronouncements that impacted 2015 or our historical Consolidated Financial Statements and related disclosures is included in Note 1 to the Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data."

CAUTIONARY STATEMENTS
In this discussion and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast,” “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in the previous section entitled Off-Balance Sheet Arrangements and Contractual Obligations, in Part I, Item 1A, "Risk Factors" including the various factors described below and in Part I, Item 7A. "Qualitative and Quantitative Disclosures About Market Risk." Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the following list.

1.	Competition, including product introductions by competitors that have advanced technology, better features or lower pricing.
2.	Consolidation and other healthcare industry changes leading to demands for price concessions and/or limitations on, or the elimination of, our ability to sell in significant market segments.
3.
Changes in laws, regulations or administrative practices affecting government regulation of our products, such as FDA regulations, including those that decrease the probability or increase the time and/or expense of obtaining approval for products or impose additional burdens on the manufacture and sale of medical devices.

4.
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

5.
Any changes to the U.S. Medicare or Medicaid systems or international reimbursement systems that significantly reduces reimbursement for procedures using our medical devices or denies coverage for such procedures, as well as adverse decisions relating to our products by administrators of such systems on coverage or reimbursement issues.

6.	Adverse developments in investigations and governmental proceedings.
7.	Changes in accounting rules or tax laws that adversely affect our results of operations, financial position or cash flows.
8.
Risks associated with our substantial international operations, including economic and political instability, currency fluctuations, changes in customs, tariffs and other trade restrictions and compliance with foreign laws.

9.
Disruptions in the financial markets or changes in economic conditions, including interest rates, inflation rates and exchange rates, that adversely impact the availability and cost of credit and customer purchasing and payment patterns, including the collectability of customer accounts receivable.

10.	Our inability to realize the expected benefits from our restructuring initiatives and continuous improvement efforts and the negative unintended consequences such activity could have.
11.
Our inability to maintain, protect and enhance our information and manufacturing systems and our products that incorporate information technology or to develop new systems and products as well as risks to the privacy and security of customer, patient, third-party payor, employee, supplier or company information from continually evolving cybersecurity threats.

12.	Inability to successfully integrate the businesses that we have acquired in recent years, including our recent acquisition of Thoratec, and that we plan to acquire.
13.	The substantial additional indebtedness we incurred to finance the Thoratec acquisition, which may decrease our business flexibility and increase our borrowing costs.
14.
A reduction in the number of procedures using our devices caused by cost-containment pressures, publication of adverse study results, initiation of investigations of our customers related to our devices or the development of or preferences for alternative technologies or therapies.

15.
Safety, performance or efficacy concerns about our products, many of which are expected to be implanted for many years, some of which may lead to recalls and/or advisories with the attendant expenses and declining sales.

16.
Failure to successfully complete, or unfavorable data from, clinical trials for our products or new indications for our products and/or failure to successfully develop markets for such new indications.

17.	Assertion, acquisition or grant of key patents by or to others that have the effect of excluding us from market segments or requiring us to pay royalties.
18.
Declining industry-wide sales caused by product quality issues or recalls or advisories by us or our competitors that result in loss of physician and/or patient confidence in the safety, performance or efficacy of sophisticated medical devices in general and/or the types of medical devices recalled in particular.

19.	Adverse developments in litigation, including product liability litigation, patent or other intellectual property litigation, qui tam litigation or shareholder litigation.
20.	The loss of, or price increases by, suppliers of key components, some of which are sole-sourced.
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

23.	Our ability to fund future product liability losses related to claims made subsequent to becoming self-insured.

24.
Severe weather or other natural disasters that can adversely impact customer purchasing patterns and/or patient implant procedures or cause damage to the facilities of our critical suppliers or one or more of our facilities, such as an earthquake affecting our facilities in California, Puerto Rico and Costa Rica or a hurricane affecting our facilities in Puerto Rico and Malaysia.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In the normal course of business, we are exposed to market risk primarily due to changes in foreign currency exchange rates and interest rates. Changes in these rates could result in fluctuations in our earnings and cash flows. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, we do not expect any material losses from these risks.

We are also exposed to credit risk in the event of nonperformance by our counterparties involved in our derivative financial instruments. Our risk, however, is limited to the fair value of the instrument. Additionally, we limit our counterparties to major financial institutions. We perform periodic evaluations of the relative credit standings of these financial institutions and also limit the amount of credit exposure with any one financial institution. We do not anticipate nonperformance by any of our counterparties.

We perform sensitivity analyses to determine the effects that market risk exposures may have on our financial position and results of operations. The financial instruments included in the sensitivity analyses include our senior notes, short-term and long-term variable-rate debt and our derivative financial instruments. Our derivative financial instruments generally include interest rate swaps and foreign exchange forward contracts.

Interest Rate Risk

Interest rate volatility may cause fluctuations in our income statement and cash flows with respect to existing debt and future debt issuances. We manage interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, we may enter into interest rate swaps that are designated and qualify as fair value hedges. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed upon notional principal amount (see Note 4 of our Consolidated Financial Statements within Item 8. "Financial Statements and Supplementary Data" for further information on our debt and references to its related derivatives and/or hedging instruments in prior periods).

To perform the interest rate sensitivity analyses, we assess the change in the fair value of our senior notes and the change in our interest expense on our variable-rate debt assuming a hypothetical change of one percentage point in interest rates. The estimated change in the fair value of our senior notes was measured by recalculating the yield and corresponding fair value impact and comparing the recalculated fair values to the current fair value of our senior notes at January 2, 2016. The change in our estimated 2016 interest expense on our variable-rate debt was recalculated assuming a hypothetical change of one percentage point in interest rates based on our estimated variable-rate debt outstanding during 2016. The interest rates used are based on rates in effect at January 2, 2016. The differences in these comparisons are the hypothetical gains or losses associated with our interest rate risk.

Based on our January 2, 2016 debt obligations and contractual payments due during 2016, we estimate a hypothetical one-percentage point change in our interest rates would have the following impacts (in millions):

	Hypothetical	Hypothetical
Change in:	+1 percentage point	-1 percentage point
Estimated fair value of debt obligations as of January 2, 2016	$(230)	$260
Estimated 2016 interest expense	26	(24)

Foreign Exchange Rate Risk

Foreign currency exchange rates and fluctuations in those rates may cause fluctuations in cash flows related to foreign denominated transactions. We enter into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in Euros and Japanese Yen. These transactions are designated as cash flow hedges. We may dedesignate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. Additionally, we enter into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany receivables and payables arising from intercompany purchases of manufactured products. We are also exposed to foreign currency exchange rate fluctuations due to transactions denominated primarily in Euros and the Japanese Yen. When the U.S. Dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases and vice versa. A hypothetical 10% change in the value of the U.S. Dollar in relation to our foreign currency denominated sales would have an impact of approximately $245 million on our 2015 net sales. This amount is not necessarily indicative of the hypothetical net earnings impact due to partially offsetting impacts on the related cost of sales, operating expenses and cash flow hedges in place in the applicable foreign currencies.

To perform the foreign exchange rate sensitivity analysis for our derivative financial instruments, market values are computed based on the present value of future cash flows as affected by a hypothetical 10% change in the U.S. Dollar against the Euro and Japanese Yen. The foreign currency exchange rates used are based on rates in effect at January 2, 2016. The differences in these comparisons are the hypothetical gains or losses associated with our foreign exchange rate risk. Information provided by this sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions due to practical limitations as all variables, other than the specific market risk factor, are held constant. In addition, the results of the models are constrained by the fact that forecasted foreign currency cash flows are excluded from the analysis, while the financial instruments relating to the hedged item are included. As a result, reported changes in the values of certain derivative financial instruments impacting the results of the sensitivity analysis are not matched with the offsetting changes in the values of the items being hedged.

At January 2, 2016, a hypothetical 10% weaker U.S. Dollar against hedged currencies, with all other variables held constant, would result in an estimated increase in the fair value of our derivative financial instruments of approximately $94 million as of January 2, 2016. Conversely, a hypothetical 10% stronger U.S. Dollar against hedged currencies, with all other variables held constant, would result in an estimated decrease in the fair value of our financial instruments of approximately $103 million as of January 2, 2016.

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
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company's management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation, we concluded that our internal control over financial reporting was effective as of January 2, 2016. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of January 2, 2016 excluded Thoratec Corporation, which was acquired by the Company in October 2015 in a purchase business combination. Thoratec Corporation is a wholly-owned subsidiary of the Company whose total assets and total net sales represented less than 35% of consolidated total assets and less than 3% of consolidated net sales, respectively, of the Company as of and for the year ended January 2, 2016. As permitted by guidelines established by the Securities and Exchange Commission, companies are allowed to exclude certain acquisitions from their assessments of internal control over financial reporting during the first year of an acquisition while integrating the acquired companies. Our internal control over financial reporting as of January 2, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of January 2, 2016.

/s/   Michael T. Rousseau
Michael T. Rousseau
President and Chief Executive Officer

/s/   Donald J. Zurbay
Donald J. Zurbay
Vice President, Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of St. Jude Medical, Inc.

We have audited St. Jude Medical, Inc.’s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). St. Jude Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Thoratec Corporation, which is included in the consolidated financial statements of St. Jude Medical, Inc. and constituted less than 35% of consolidated total assets as of January 2, 2016 and less than 3% of consolidated net sales for the year then ended. Our audit of internal control over financial reporting of St. Jude Medical, Inc. also did not include an evaluation of the internal control over financial reporting of Thoratec Corporation.

In our opinion, St. Jude Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of St. Jude Medical, Inc. as of January 2, 2016 and January 3, 2015, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended January 2, 2016, and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 23, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of St. Jude Medical, Inc.

We have audited the accompanying consolidated balance sheets of St. Jude Medical, Inc. as of January 2, 2016 and January 3, 2015, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 2, 2016. Our audit also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of St. Jude Medical, Inc. at January 2, 2016 and January 3, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), St. Jude Medical, Inc.’s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 23, 2016

CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

Fiscal Year Ended	January 2, 2016	January 3, 2015	December 28, 2013
Net sales	$5,541	$5,622	$5,501
Cost of sales:
Cost of sales before special charges	1,706	1,597	1,529
Special charges	39	56	45
Total cost of sales	1,745	1,653	1,574
Gross profit	3,796	3,969	3,927
Selling, general and administrative expense	1,878	1,856	1,805
Research and development expense	676	692	691
Amortization of intangible assets	116	89	79
Special charges	96	181	301
Operating profit	1,030	1,151	1,051
Interest income	(3)	(5)	(5)
Interest expense	103	85	81
Other (income) expense	2	3	191
Other expense, net	102	83	267
Earnings before income taxes and noncontrolling interest	928	1,068	784
Income tax expense	62	113	92
Net earnings before noncontrolling interest	866	955	692
Less: Net loss attributable to noncontrolling interest	(14)	(47)	(31)
Net earnings attributable to St. Jude Medical, Inc.	$880	$1,002	$723
Net earnings per share attributable to St. Jude Medical, Inc.:
Basic	$3.11	$3.52	$2.52
Diluted	$3.07	$3.46	$2.49
Cash dividends declared per share:	$1.16	$1.08	$1.00
Weighted average shares outstanding:
Basic	282.2	285.0	287.0
Diluted	286.3	289.7	290.6
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

Fiscal Year Ended	January 2, 2016	January 3, 2015	December 28, 2013
Net earnings before noncontrolling interest	$866	$955	$692
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net of tax (expense) benefit of $7 million, $4 million and $3 million, respectively	(12)	(2)	(3)
Unrealized gain (loss) on derivative financial instruments, net of tax (expense) benefit of ($6 million), $0 million and $0 million, respectively	8	—	3
Foreign currency translation adjustment	(168)	(217)	—
Other comprehensive income (loss)	(172)	(219)	—
Total comprehensive income before noncontrolling interest	694	736	692
Total comprehensive loss attributable to noncontrolling interest	(14)	(47)	(31)
Total comprehensive income attributable to St. Jude Medical, Inc.	$708	$783	$723
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
(in millions, except par value and share amounts)

	January 2, 2016	January 3, 2015
ASSETS
Current Assets
Cash and cash equivalents	$667	$1,442
Accounts receivable, less allowance for doubtful accounts of $46 million and $53 million, respectively	1,237	1,215
Inventories	909	784
Deferred income taxes	264	291
Other current assets	188	168
Total current assets	3,265	3,900
Property, Plant and Equipment
Land, building and improvements	729	709
Machinery and equipment	1,597	1,616
Diagnostic equipment	441	450
Property, plant and equipment, at cost	2,767	2,775
Less: Accumulated depreciation	(1,447)	(1,432)
Net property, plant and equipment	1,320	1,343
Goodwill	5,651	3,532
Intangible assets, net	2,226	851
Deferred income taxes	132	113
Other assets	470	454
TOTAL ASSETS	$13,064	$10,193
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$1,163	$1,593
Accounts payable	201	151
Dividends payable	82	77
Income taxes payable	201	60
Employee compensation and related benefits	309	292
Other current liabilities	517	493
Total current liabilities	2,473	2,666
Long-term debt	5,229	2,259
Deferred income taxes	738	240
Other liabilities	582	784
Total liabilities	9,022	5,949
Commitments and Contingencies (Note 5)	—	—
Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 283,450,374 and 286,659,901 shares issued and outstanding, respectively)	28	29
Additional paid-in capital	148	118
Retained earnings	4,211	4,225
Accumulated other comprehensive income (loss)	(345)	(173)
Total shareholders' equity before noncontrolling interest	4,042	4,199
Noncontrolling interest	—	45
Total shareholders' equity	4,042	4,244
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,064	$10,193
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, except share amounts)

					Accumulated
	Common Stock		Additional		Other	Non-	Total
	Number of		Paid-In	Retained	Comprehensive	controlling	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity
Balance as of December 29, 2012	295,648,327	$30	$—	$4,018	$46	$—	$4,094
Net earnings				723		(31)	692
Other comprehensive income (loss)					—	—	—
Cash dividends declared				(286)			(286)
Repurchases of common stock	(18,385,436)	(2)	(287)	(519)			(808)
Stock-based compensation			65				65
Common stock issued under employee stock plans and other, net	11,854,461	1	442				443
Additions in noncontrolling ownership interests						204	204
Balance as of December 28, 2013	289,117,352	29	220	3,936	46	173	4,404
Net earnings				1,002		(47)	955
Other comprehensive income (loss)					(219)	—	(219)
Cash dividends declared				(309)			(309)
Repurchases of common stock	(6,670,817)	(1)	(247)	(186)			(434)
Stock-based compensation			69			2	71
Common stock issued under employee stock plans and other, net	4,213,366	1	134				135
Tax benefit from stock plans			21				21
Measurement period fair value adjustment to noncontrolling interest						(36)	(36)
Purchase of shares from noncontrolling ownership interest			(79)	(218)		(47)	(344)
Balance as of January 3, 2015	286,659,901	29	118	4,225	(173)	45	4,244
Net earnings				880		(14)	866
Other comprehensive income (loss)					(172)	—	(172)
Cash dividends declared				(328)			(328)
Repurchases of common stock	(7,467,660)	(1)	(168)	(331)			(500)
Stock-based compensation			84			2	86
Common stock issued under employee stock plans and other, net	4,258,133	—	139				139
Fair value of replacement equity awards exchanged in business combination			17				17
Tax benefit from stock plans			20				20
Purchase of shares from noncontrolling ownership interest			(62)	(235)		(33)	(330)
Balance as of January 2, 2016	283,450,374	$28	$148	$4,211	$(345)	$—	$4,042
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal Year Ended	January 2, 2016	January 3, 2015	December 28, 2013
OPERATING ACTIVITIES
Net earnings before noncontrolling interest	$866	$955	$692
Adjustments to reconcile net earnings before noncontrolling interest to net cash from operating activities:
Depreciation of property, plant and equipment	218	221	218
Amortization of intangible assets	116	89	79
Amortization of debt premium, discounts and debt issue costs	(2)	(5)	(6)
Inventory step-up amortization	30	5	4
Contingent consideration fair value adjustments	(87)	22	1
Payment of contingent consideration	—	(27)	—
Stock-based compensation	160	71	65
Cash settlement of accelerated equity awards	(74)	—	—
Excess tax benefits from stock issued under employee stock plans	(24)	(21)	(15)
Gain on sale of investments	(22)	(3)	(13)
Loss on retirement of long-term debt	—	—	161
Deferred income taxes	(37)	(87)	(124)
Other, net	30	84	75
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(39)	112	(100)
Inventories	(39)	(102)	(99)
Other current and noncurrent assets	(4)	(70)	13
Accounts payable and accrued expenses	(25)	(60)	31
Income taxes payable	(28)	120	(21)
Net cash provided by operating activities	1,039	1,304	961
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(186)	(190)	(222)
Business combination payments, net of cash acquired	(3,252)	(147)	(292)
Proceeds from sale of investments	30	7	10
Other investing activities, net	(37)	(9)	(18)
Net cash used in investing activities	(3,445)	(339)	(522)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued, net	139	135	443
Excess tax benefits from stock issued under employee stock plans	24	21	15
Common stock repurchased, including related costs	(500)	(476)	(833)
Dividends paid	(322)	(303)	(282)
Issuances (payments) of commercial paper borrowings, net	(285)	75	121
Proceeds from debt	3,772	250	2,092
Payments of debt	(925)	(50)	(1,659)
Payments of debt issue costs and commitment fees	(33)	—	(17)
Purchase of shares from noncontrolling ownership interest	(173)	(344)	—
Payment of contingent consideration	—	(128)	—
Other financing activities, net	(5)	(7)	(137)
Net cash provided by (used in) financing activities	1,692	(827)	(257)
Effect of currency exchange rate changes on cash and cash equivalents	(61)	(69)	(3)
Net increase (decrease) in cash and cash equivalents	(775)	69	179
Cash and cash equivalents at beginning of period	1,442	1,373	1,194
Cash and cash equivalents at end of period	$667	$1,442	$1,373

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$133	$140	$246
Interest	$91	$85	$95
Noncash investing and financing activities:
Additions in noncontrolling ownership interests	$—	$(36)	$204
Fair value of acquisition contingent consideration	$155	$—	$188
Fair value of equity awards exchanged in business combination	$35	$—	$—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company Overview: St. Jude Medical, Inc., together with its subsidiaries (St. Jude Medical or the Company) develops, manufactures and distributes cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas, and interventional pain therapy and neurostimulation devices for the management of chronic pain and movement disorders. The Company operates as a single operating segment and derives its revenues from seven principal product categories. The Company's seven principal product categories are as follows: tachycardia implantable cardioverter defibrillator (ICD) systems; atrial fibrillation products (electrophysiology (EP) introducers and catheters, advanced cardiac mapping, navigation and recording systems and ablation systems); bradycardia pacemaker (pacemaker) systems; vascular products (vascular closure products, pressure measurement guidewires, optical coherence tomography imaging products, vascular plugs, heart failure monitoring devices and other vascular accessories); structural heart products (heart valve replacement and repair products and structural heart defect devices); neuromodulation products (spinal cord stimulation and radiofrequency ablation to treat chronic pain and deep brain stimulation to treat movement disorders); and Thoratec products (ventricular assist devices and percutaneous heart pumps). The Company markets and sells its products world-wide primarily through a direct sales force.
Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and entities for which St. Jude Medical has a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. For variable interest entities (VIEs), the Company assesses the terms of its interests in the entity to determine if St. Jude Medical is the primary beneficiary. Variable interests are ownership, contractual or other interests in an entity that change with increases or decreases in the fair value of the VIE's net assets exclusive of variable interests. The entity that consolidates the VIE is considered the primary beneficiary, and is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE's economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE (see Notes 2 and 6).
Fiscal Year: The Company utilizes a 52/53-week fiscal year ending on the Saturday nearest December 31st. Fiscal years 2015 and 2013 consisted of 52 weeks and ended on January 2, 2016 and December 28, 2013, respectively. Fiscal year 2014 consisted of 53 weeks and ended on January 3, 2015, with the additional week reflected in the Company's fourth quarter 2014 results.
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
The following table summarizes the components of the balance of the Company's available-for-sale securities as of January 2, 2016 and January 3, 2015 (in millions):

	January 2, 2016	January 3, 2015
Adjusted cost	$5	$6
Gross unrealized gains	6	24
Gross unrealized losses	(1)	—
Fair value	$10	$30

Available-for-sale securities are reported at fair value based upon quoted market prices (see Note 11). Unrealized gains and losses, net of related incomes taxes, are recognized in accumulated other comprehensive income in the Consolidated Statements of Shareholders' Equity. Upon the sale of an available-for-sale security, the unrealized gain (loss) is reclassified out of accumulated other comprehensive income and reflected as a realized (gain) loss in net earnings (see Note 6). Realized (gains) losses are computed using the specific identification method and recognized as other (income) expense. Additionally, when the fair value of an available-for-sale security falls below its original cost and the Company determines that the corresponding unrealized loss is other-than-temporary, it recognizes an impairment loss to net earnings in that period.

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
Accounts Receivable: The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables. The Company maintains an allowance for doubtful accounts for potential credit losses. Uncollectible accounts are written off against the allowance when it is deemed that a customer account is uncollectible. During 2013, the Company recognized a $9 million accounts receivable allowance charge in connection with a distributor termination in Europe. No significant accounts receivable allowance charges were recognized in 2015 or 2014.
Inventories: Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories consisted of the following (in millions):

	January 2, 2016	January 3, 2015
Finished goods	$609	$543
Work in process	102	77
Raw materials	198	164
Inventories	$909	$784

Property, Plant and Equipment: Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives, ranging from 15 years to 39 years for buildings and improvements, three to 15 years for machinery and equipment, including capitalized development costs for internal-use software, and three to seven years for diagnostic equipment. Diagnostic equipment primarily consists of programmers that are used by physicians and healthcare professionals to program and analyze data from ICDs and pacemakers. Diagnostic equipment also includes other capital equipment provided by the Company to its customers for use in diagnostic and surgical procedures. The estimated useful lives of this equipment are based on anticipated usage by physicians and healthcare professionals and the timing and impact of expected new technology platforms and rollouts by the Company. The Company also reviews its property, plant and equipment for impairment when impairment indicators exist. When impairment indicators exist, the Company determines if the carrying value of its fixed asset(s) exceeds the related undiscounted future cash flows. In cases where the carrying value of the Company's long-lived assets or asset groups (excluding goodwill and indefinite-lived intangible assets) exceeds the related undiscounted cash flows, the carrying value is written down to fair value. Fair value is generally determined using a discounted cash flow analysis. See Note 11 for further information on fixed asset impairments recognized during 2015, 2014 and 2013.
Fair Value Measurement: The fair value measurement accounting standard provides a framework for measuring fair value and defines fair value as the price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The standard establishes a valuation hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on independent market data sources. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available. The valuation hierarchy is composed of three categories. The categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

Goodwill: Goodwill represents the excess of cost over the fair value of identifiable net assets of a business acquired and is assigned to one or more reporting units. The Company tests the reporting unit’s goodwill for impairment at least annually in the fourth quarter and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The Company is permitted to first assess qualitative factors to determine whether the two-step goodwill impairment test is necessary. If the qualitative assessment results in a determination that the fair value of a reporting unit is more-likely-than-not less than its carrying amount, the Company performs the two-step goodwill impairment test. The Company may bypass the qualitative assessment for the reporting unit in any period and proceed directly to step one of the two-step goodwill impairment test. In the first step, the Company compares the fair value of the reporting unit to its carrying amount. If the reporting unit’s fair value exceeds its carrying amount, goodwill is not impaired. If the carrying amount of the reporting unit is positive and exceeds the reporting unit’s fair value, the Company performs the second step to measure the amount of the reporting unit’s goodwill impairment loss, if any. In the second step, the Company assigns the reporting unit’s fair value to the reporting unit’s assets and liabilities using acquisition method accounting to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. See Note 11 for further information about the results of the goodwill impairment tests in 2015, 2014 and 2013.

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
The Company's policy defines IPR&D as the value of technology acquired for which the related projects have substance and are incomplete. IPR&D acquired in a business acquisition is recognized at fair value and requires the IPR&D to be capitalized as an indefinite-lived intangible asset until completion of the IPR&D project or upon abandonment. Upon completion of the development project (generally when regulatory approval to market the product is obtained), an impairment assessment is performed prior to amortizing the asset over its estimated useful life. If the IPR&D projects are abandoned, the related IPR&D assets would be written off. The purchase of certain intellectual property assets related to technology or products without regulatory approval is considered a purchase of assets rather than the acquisition of a business. For such purchases, rather than being capitalized, any IPR&D acquired in such asset purchases is expensed immediately.
The Company also reviews its indefinite-lived intangible assets for impairment regularly to determine if any adverse conditions exist that would indicate impairment or when impairment indicators exist. The Company assesses its indefinite-lived intangible assets for impairment at least annually by considering qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, financial performance, entity specific events, changes in net assets and project-based performance toward regulatory approvals. If the qualitative assessment results in a determination that the fair value of an indefinite-lived intangible asset is more-likely-than-not greater than its carrying amount, no additional testing is considered necessary. However, if the Company determines the fair value of its indefinite-lived intangible assets is more-likely-than-not below the carrying value, impairment indicators exist requiring a quantitative assessment to recognize an impairment loss, if necessary. See Note 11 for further information about the indefinite-lived intangible asset impairment tests.
The Company also reviews its definite-lived intangible assets for impairment when impairment indicators exist. When impairment indicators exist, the Company determines if the carrying value of its definite-lived intangible assets exceeds the related undiscounted future cash flows. In cases where the carrying value exceeds the undiscounted future cash flows, the carrying value is written down to fair value. Fair value is generally determined using a discounted cash flow analysis. See Note 11 for further information about the definite-lived intangible asset impairment tests.

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
Derivative and Hedging Activities: All derivative financial instruments are recognized on the balance sheet at fair value. Derivative assets and derivative liabilities are classified as other current assets, other assets, other current liabilities or other liabilities generally based on the gain or loss position of the hedged item and the instrument's maturity date. As a matter of policy, the Company uses derivatives for risk management purposes and it does not use derivatives for trading or speculative purposes, nor is a party to leveraged derivatives. The Company’s policy is to enter into derivative contracts with major financial institutions that have at least an “A” (or equivalent) credit rating.
A key risk management objective is to mitigate foreign exchange rate volatility and interest rate fluctuations impact on earnings. The Company uses foreign exchange forward contracts, interest rate swaps and interest rate contracts to help mitigate these risks. All hedging instruments that qualify for hedge accounting are designated and effective as hedges, in accordance with U.S. GAAP, which presumes the derivative is highly effective at offsetting changes in fair value or cash flows of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The method of assessing hedge effectiveness and measuring hedge ineffectiveness is formally documented at hedge inception. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly throughout the designated hedge period.
The Company enters into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. From time to time, the Company also enters into interest rate contracts, in anticipation of issuing debt, to hedge against interest rate fluctuations. These transactions are designated as cash flow hedges. Changes in the fair value of these derivatives are recognized in other comprehensive income. The settlement or extension of these derivatives will result in reclassifications from accumulated other comprehensive income to earnings in the period during which the hedged transactions affect earnings and in the same financial statement line item with the earnings effects of the hedged transaction. The Company may dedesignate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs.
From time to time, the Company also has entered into interest rate swaps to hedge the fair value of certain debt obligations. For interest rate swap contracts that are designated and qualify as fair value hedges, changes in the value of the fair value hedge are recognized as an asset or liability, as applicable, offsetting the changes in the fair value of the hedged debt instrument. When outstanding, the Company’s swap contracts are classified as other current assets, other assets, other current liabilities or other liabilities based on the gain or loss position of the contract and the contract maturity date. Additionally, any payments made or received under the swap contracts are accrued and recognized as interest expense in the Consolidated Statements of Earnings.
Derivatives not designated as hedging instruments include dedesignated foreign currency forward contracts (formerly designated in cash flow hedging relationships) and foreign currency forward contracts that the Company utilizes to economically hedge the foreign currency impact of assets and liabilities (including intercompany assets and liabilities) denominated in nonfunctional currencies. Although hedge accounting does not apply to the economic hedges, a natural hedging relationship exists in which changes in the fair value of the derivative, which are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The fair value (gains) and losses for instruments that do not qualify for hedge accounting and the related transaction gains and losses are recognized in other (income) expense within the Consolidated Statements of Earnings.
Cash flows from derivative instruments are classified in the Consolidated Statements of Cash Flows in the same category as the cash flows from the items subject to the designated hedge or undesignated (economic) hedge relationship.

Fair values of the Company's derivatives can change significantly from period to period based on, among other factors, market movements and changes in the Company's positions. However, the Company’s risk is limited to the fair value of the instruments. The Company monitors its exposure to counterparty credit risk (the risk that counterparties will default and not make payments to the Company according to the terms of the agreements) by selecting major international banks and financial institutions as counterparties and by entering into master netting arrangements with counterparties when possible. A master netting arrangement may allow each counterparty to net settle amounts owed between a St. Jude Medical entity and the counterparty as a result of multiple, separate derivative transactions. The Company, however, has elected to present the fair values of its derivative assets and liabilities within the Company’s Consolidated Balance Sheets on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. Derivatives not subject to master netting agreements are not eligible for net presentation (see Note 12).

Product Warranties: The Company offers a warranty on various products, the most significant of which relate to ICD and pacemaker systems. The Company estimates the costs it expects to incur under its warranties and records a liability for such costs at the time the product is sold. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company regularly assesses the adequacy of its warranty liabilities and adjusts the amounts as necessary.

Changes in the Company's product warranty liability during fiscal years 2015 and 2014 were as follows (in millions):

	2015	2014
Balance at beginning of period	$35	$37
Assumed from Thoratec Corporation (Thoratec)	7	—
Warranty (benefit) expense recognized	(4)	3
Warranty credits issued	(7)	(5)
Balance at end of period	$31	$35

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

Research and Development (R&D): R&D costs are expensed as incurred. R&D costs include costs of all basic research activities, including engineering and technical effort required to develop a new product or make significant improvements to an existing product or manufacturing process. R&D costs also include pre-approval regulatory costs and clinical research expenses.
Employee Termination Benefits: Accounting for termination benefits provided by the Company to employees is determined based on the nature of the benefits (e.g., voluntary or involuntary termination) and whether: (a) St. Jude Medical has a substantive plan to providing such benefits, (b) St. Jude Medical has a written employment contract with the impacted employees that includes a provision for such benefits, (c) the termination benefits are due to the occurrence of an event specified in an existing plan or agreement, or (d) the termination benefits are a one-time benefit. In certain circumstances, employee termination benefits may meet more than one of the characteristics listed above and therefore, may have individual elements that are subject to different accounting models.

Other Restructuring Costs: From time to time when executing a restructuring or exit plan, the Company incurs costs that are not associated with or will not be incurred to generate revenues. When these costs are incremental to other costs incurred by St. Jude Medical prior to the restructuring plan communication date and will be incurred as a direct result of a restructuring plan, or represent amounts under a contractual obligation that existed prior to the restructuring plan communication date and will either continue after the restructuring plan is completed with no economic benefit or result in a penalty to cancel a contractual obligation, then the Company classifies such costs as other restructuring costs. Such costs are recognized when incurred.
Stock-Based Compensation: The Company recognizes stock-based compensation expense for its related compensation programs, which include stock options, restricted stock units, restricted stock awards and the Employee Stock Purchase Plan (ESPP). The fair value of the stock-based compensation is determined at the grant date and the recognition of the related expense is recorded over the vesting period, using a straight-line attribution method, net of estimated forfeitures. All stock option awards granted under these plans have an exercise price equal to the closing stock price on the date of grant, an eight-year contractual life and generally, vest annually over a four-year vesting term. The Company uses the Black-Scholes standard option pricing model (Black-Scholes model) to determine the fair value of stock options and ESPP purchase rights. In addition to the closing stock price on the date of grant, the determination of the fair value of the awards using the Black-Scholes model is also affected by other assumptions, including projected employee stock option exercise behaviors, risk-free interest rate, expected volatility of the Company's stock price in future periods and expected dividend yield, discussed in further detail:

•
Expected Term: The Company analyzes historical employee exercise and termination data to estimate the expected term assumption. Annually, the Company updates these assumptions unless circumstances would indicate a more frequent update is necessary.

•	Risk-free Interest Rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity equal to or approximating the expected term of the options.

•
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

•	Dividend Yield: The Company's dividend yield assumption is based on the expected annual dividend yield on the grant date.
The fair value of both restricted stock and restricted stock units is based on the Company's closing stock price on the date of grant. Restricted stock units and restricted stock awards under these plans also generally vest annually over a four-year period. Restricted stock awards are considered issued and outstanding at the grant date and have the right to vote and receive cash dividends as other common stock. Directors can elect to receive half or all of their annual retainer in the form of a restricted stock award with a six-month vesting term. Restricted stock units are not issued and outstanding at the grant date; instead, upon vesting the recipient receives one share of the Company's common stock for each vested restricted stock unit.

The Company's ESPP allows participating employees to purchase newly issued shares of the Company's common stock at a discount through payroll deductions. The ESPP consists of a 12-month offering period whereby employees can purchase shares at 85% of the market value at either the beginning of the offering period or the end of the offering period, whichever price is lower. The Company expenses the embedded purchase option and 15% discount over the offering period as stock-based compensation expense.
The Company records deferred tax assets for awards that result in deductions on the Company's income tax returns, based on the amount of stock-based compensation expense recognized and the statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded in additional paid-in capital (if the tax deduction exceeds the deferred tax asset) or in the Consolidated Statements of Earnings (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards). See Note 7 for further detail on the Company's stock-based compensation plans.
Foreign Currency Translation: Sales and expenses denominated in foreign currencies are translated at average exchange rates in effect throughout the year. Foreign currency transaction gains and losses are included in other (income) expense in the Consolidated Statements of Earnings. Assets and liabilities of foreign operations are translated at period-end exchange rates with the impacts of foreign currency translation recognized to foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) in the Consolidated Statements of Shareholders' Equity.
Income Taxes: Income taxes are recorded under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the Consolidated Financial Statements and the tax basis of related assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances for deferred tax assets are recognized when, after consideration of all positive and negative evidence, it is considered more-likely-than-not that a portion of the deferred tax assets will not be realized. When the Company changes its determination as to the amount of deferred tax assets that can be realized the valuation allowance is adjusted with a corresponding impact to income tax expense in the Consolidated Statements of Earnings during the period in which such determination is made.
The Company recognizes liabilities for uncertain tax positions that require application of accounting estimates that are subject to inherent uncertainties associated with the tax audit process, and therefore include certain contingencies. The current portion of tax liabilities, including accrued interest and penalties, is included in income taxes payable and the noncurrent portion of tax liabilities is included in other liabilities in the Consolidated Balance Sheets. To the extent new information becomes available which causes the Company to change its judgment regarding the adequacy of its existing tax liabilities, such changes to the Company's tax liabilities will impact income tax expense in the Consolidated Statements of Earnings in the period in which such determination is made. Interest and penalties related to the Company's accrued tax liabilities for potential tax assessments are also included in income tax expense.
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

The following table sets forth the computation of basic and diluted net earnings per share as well as the anti-dilutive shares of common stock excluded from diluted net earnings per share for fiscal years 2015, 2014 and 2013 (in millions, except share and per share amounts):

	2015	2014	2013
Numerator:
Net earnings attributable to St. Jude Medical, Inc.	$880	$1,002	$723
Denominator:
Basic weighted average shares outstanding	282.2	285.0	287.0
Dilution associated with stock-based compensation plans	4.1	4.7	3.6
Diluted weighted average shares outstanding	286.3	289.7	290.6
Basic net earnings per share attributable to St. Jude Medical, Inc.	$3.11	$3.52	$2.52
Diluted net earnings per share attributable to St. Jude Medical, Inc.	$3.07	$3.46	$2.49
Anti-dilutive shares of common stock excluded from diluted net earnings per share attributable to St. Jude Medical, Inc.	3.8	3.3	4.8
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
The Company early adopted this ASU as of January 2, 2016. The January 3, 2015, balances of other current assets and long-term debt were reduced by $14 million to conform to the current periods presentation.

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
The Company early adopted this ASU prospectively by using December 31 when it performed its measurements as of January 2, 2016. The adoption did not have a material impact on the Company’s results of operations or financial position.

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
		Not applicable.	The Company adopted this ASU concurrently with ASU No. 2015-03. The adoption did not have a material impact on the Company’s results of operations or financial position.

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
The Company adopted this ASU in the quarter ended October 3, 2015. Since the Company did not have any measurement period adjustments relating to prior acquisitions during the 2015 period prior to the adoption, the adoption did not have a material impact on the Company’s results of operations or financial position.

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
The Company plans to adopt this ASU for interim and annual periods beginning after December 15, 2017. The Company is evaluating its approach to the adoption and the potential impact to its results of operations and financial position.

ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis	The standard affects both the variable interest entity and voting interest entity consolidation models.	Annual and interim periods beginning after December 15, 2015, with either retrospective or modified retrospective application permitted. Early adoption is permitted.
The Company plans to adopt this ASU for annual and interim periods beginning after December 15, 2015 using the modified retrospective method. The Company does not expect the adoption of this ASU to have a material impact on the Company's results of operations or financial position.

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
The Company plans to adopt this ASU for annual and interim periods beginning after December 15, 2015 using the prospective method. The Company does not expect the adoption of this ASU to have a material impact on the Company's results of operations or financial position.

ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory	The standard requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value.	Annual and interim periods beginning after December 15, 2016, with prospective application required. Early adoption is permitted.
The Company plans to adopt this ASU for annual and interim periods beginning after January 2, 2016 (the Company's first quarter of 2016). The Company does not expect the adoption of this ASU to have a material impact on the Company's results of operations or financial position.

ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date
The standard defers the effective date of ASU No. 2014-09 to annual and interim periods beginning after December 15, 2017. Early adoption is permitted only as of annual and interim reporting periods beginning after December 15, 2016.
		Not applicable.	Not applicable.

ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes	The standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.	Annual and interim periods beginning after December 15, 2016, with either prospective or retrospective application permitted. Early adoption is permitted.
The Company plans to adopt this ASU for annual and interim periods beginning after January 2, 2016 (the Company's first quarter of 2016) using retrospective application. The Company is evaluating the potential impact to its financial position and currently expects to reclassify material amounts of deferred income tax balances from current to noncurrent. The adoption of this standard will not impact its results of operations.

ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
Among other things, the standard requires certain equity investments to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable fair values, and eliminates certain disclosure requirements.

		Annual and interim periods beginning after December 15, 2017. Early adoption of certain guidance is permitted.	The Company is evaluating the timing of adoption and the potential impact to its results of operations and financial position.

NOTE 2 – BUSINESS COMBINATIONS
Fiscal Year 2015
Thoratec: In October 2015, the Company acquired all the outstanding shares of Thoratec Corporation (Thoratec). Under the terms of the agreement, each outstanding Thoratec share was converted into the right to receive $63.50 per share in cash. Thoratec, headquartered in Pleasanton, California, develops, manufactures and markets proprietary medical devices used for mechanical circulatory support for the treatment of heart failure patients. Certain “in-the-money” unvested options to purchase Thoratec shares that were outstanding and unexercised immediately prior to completion of the acquisition were exchanged for St. Jude Medical restricted stock awards; each unvested Thoratec restricted stock unit and performance share unit that was outstanding immediately prior to completion of the acquisition was converted into St. Jude Medical restricted stock units; and certain “in-the-money” unvested options to purchase Thoratec shares, unvested restricted stock units, and unvested Thoratec performance share units previously awarded to certain employees were accelerated upon the acquisition (collectively “accelerated and replacement equity awards”). The aggregate fair value of the accelerated and replacement equity awards of $166 million was based on St. Jude Medical, Inc.'s stock price at the date of acquisition. The value of the replacement equity awards not earned was $57 million as of the date of acquisition and will be expensed over the remaining requisite service periods ranging up to four years (see Note 7). Additionally, during 2015, the Company recognized direct transaction costs of $22 million in selling, general and administrative expense in the Company's Consolidated Statements of Earnings.
The purchase price allocation is considered preliminary, largely with respect to certain tax-related assets and liabilities and legal contingencies. Significant judgment is required in determining the estimated fair values of identifiable intangible assets, including IPR&D assets, and certain other assets and liabilities. Such valuation requires significant estimates and assumptions inherent in the initial measurements including, but not limited to:

•
Timing and amount of revenue and future cash flows, which often depend on estimates of relevant market sizes, expected market growth rates, trends in technology (including the impacts of anticipated product introductions by competitors, legal agreements and patent litigation), the expected useful lives of acquired technologies and the expected completion date of IPR&D projects;

•
Expected costs to develop the IPR&D projects into commercially viable products, which include the stage of completion, the complexity of the work to complete, the contribution of core technologies and other acquired assets and the required clinical investment to obtain regulatory approval;

•	The discount rate reflecting the risk inherent in future cash flows; and

•	Perpetual growth rate used to calculate the terminal value, where applicable.

The following table summarizes the preliminary purchase price allocation of the values of net assets as a result of the Company's acquisition of Thoratec in October 2015 (in millions):

Thoratec
Accounts receivable	$76
Inventories	150
Other current and noncurrent assets	44
Property, plant and equipment	57
Goodwill	2,142
Intangible assets	1,490
Accounts payable	(22)
Other current and noncurrent liabilities	(69)
Contingent consideration liabilities	(33)
Deferred income tax assets/(liabilities)	(548)
Net assets	$3,287

Cash consideration paid to Thoratec shareholders	$3,484
Cash consideration paid for vested Thoratec share awards	30
Total cash paid	$3,514
Less: cash acquired	(262)
Net cash consideration	$3,252
Fair value of equity awards exchanged in business combination	35
Total purchase consideration	$3,287

The goodwill recorded as a result of the Thoratec acquisition is not deductible for income tax purposes. The goodwill is largely attributable to strategic opportunities for growing the Company's portfolio of products treating heart failure by offering more comprehensive therapy options across the care continuum. Synergies are also expected to arise upon the integration of Thoratec, the benefits of utilizing the existing workforce, technology innovation and cross-selling opportunities. Additionally, IPR&D projects that did not have substance at the acquisition date are not separately identified. IPR&D intangible assets include Thoratec projects for its next generation left ventricular assist device and percutaneous heart pumps, which have not been approved for commercialization in the U.S. We currently expect approvals for U.S. commercialization to occur at various times in 2018 and 2019. In connection with the acquisition of Thoratec, the Company recognized $714 million of indefinite-lived IPR&D intangible assets, $683 million of purchased technology and patent definite-lived intangible assets that have an estimated weighted average useful life of 9.8 years and a $93 million trademark definite-lived intangible asset that has an estimated useful life of 16.0 years.

The consolidated results of the Company for the fiscal year ended January 2, 2016, include Thoratec's results of operations from the acquisition date through January 2, 2016. Net sales and net losses of Thoratec during this period and included in the Company's Consolidated Financial Statements for the fiscal year ended January 2, 2016 totaled $136 million and $94 million, respectively.

The following unaudited pro forma information provides the effect of the Company's acquisition of Thoratec as if the acquisition had occurred on December 29, 2013 (in millions):

(unaudited)	2015	2014
Pro forma net sales	$5,919	$6,099
Pro forma net earnings attributable to St. Jude Medical, Inc.	$970	$767

The historical consolidated financial information of the Company and Thoratec has been adjusted in the pro forma information to give effect to pro forma events that are (a) directly attributable to the acquisition and related financing, (b) expected to have a continuing impact on St. Jude Medical, Inc., and (c) factually supportable. In order to reflect the occurrence of the acquisition on December 29, 2013, as required, the unaudited pro forma results include adjustments to reflect, among other things, the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset and the interest expense from debt financing obtained to fund the cash consideration transferred. Pro forma adjustments were tax effected at the Company's historical statutory rates in effect for the respective periods. The unaudited pro forma amounts are not necessarily indicative of the combined results of operations that would have been realized had the acquisition and related financing occurred on December 29, 2013, nor are they meant to be indicative of any anticipated combined results of operations that St. Jude Medical, Inc. will experience after the transaction. In addition, the amounts do not include any adjustments for actions that may be taken following the completion of the transaction, such as expected cost savings, operating synergies or revenue enhancements that may be realized subsequent to the transaction. Pro forma 2015 net earnings attributable to St. Jude Medical, Inc. were adjusted to exclude the following in fiscal year 2015: $16 million of direct transaction costs, $19 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventory, $64 million of nonrecurring stock-based compensation expenses for Thoratec equity awards accelerated at closing, $46 million of severance and other termination payments and $15 million of retention bonuses, consulting expenses and other bonus payments. These items were included in the proforma 2014 net earnings attributable to St. Jude Medical, Inc.

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

During the fourth quarter of 2014, the Company reflected a fair value adjustment and recorded a $7 million decrease to goodwill and deferred income tax assets/(liabilities). All other adjustments to the preliminary purchase price allocation within the allocation period were not material. The following table summarizes the final purchase price allocation of the fair values of net assets as a result of the Company's acquisition of NeuroTherm in August 2014 (in millions):

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

The goodwill recorded as a result of the Endosense acquisition is not deductible for income tax purposes. The goodwill represents the strategic opportunities for growing the Company's atrial fibrillation product portfolio and the expected revenue growth from increased market penetration from future products and customers. The Company now has the potential to integrate the force-sensing technology to offer a MediGuide™-enabled force-sensing ablation catheter and incorporate force-sensing data into its EnSite Velocity™ Mapping System. In connection with the acquisition of Endosense, the Company recognized $20 million of developed technology intangible assets that have an estimated useful life of 7 years and $33 million of IPR&D that was capitalized as an indefinite-lived intangible asset. During 2014, the IPR&D was reclassified to a purchased technology definite-lived intangible asset upon receiving FDA approval.

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

At the time of acquisition, the Company's 18% voting equity interest in Nanostim was remeasured to fair value of $33 million, which approximated its carrying value, and the related remeasurement gain was not material. Under the terms of the acquisition agreement, the Company was obligated to make additional cash payments of up to $65 million, contingent upon the achievement and timing of certain revenue-based milestones. The Company accrued the contingent payment after determining its fair value of $56 million as of the date of acquisition in arriving at $210 million of total consideration, net of cash acquired (see Note 11).

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

Spinal Modulation: In June 2013, the Company made an equity investment of $40 million in Spinal Modulation, a privately-held company that is focused on the development of an intraspinal neuromodulation therapy that delivers spinal cord stimulation targeting the dorsal root ganglion to manage chronic pain. The investment agreement resulted in a 19% voting equity interest and provided the Company with the exclusive right, but not the obligation, to acquire Spinal Modulation. Additionally, in connection with the investment and contingent acquisition agreement, the Company also entered into an exclusive international distribution agreement, and obtained significant decision-making rights over Spinal Modulation's operations and economic performance. Accordingly, effective June 7, 2013, the Company determined that Spinal Modulation was a VIE for which St. Jude Medical was the primary beneficiary with the financial condition and results of operations of Spinal Modulation included in St. Jude Medical's Consolidated Financial Statements. During 2015, the Company exercised its exclusive option to acquire the remaining ownership interest in Spinal Modulation (see Note 6).

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

In the first quarter of 2013, the Company obtained significant decision-making rights over CardioMEMS' operations and provided debt financing of $28 million to CardioMEMS which was collateralized by substantially all the assets of CardioMEMS including its intellectual property. In July 2013, the Company provided $9 million of additional debt financing to CardioMEMS. In accordance with U.S. GAAP, the Company reconsidered its arrangements with

CardioMEMS and determined that effective February 27, 2013, CardioMEMS was a VIE for which St. Jude Medical was the primary beneficiary with the financial condition and results of operations of CardioMEMS included in St. Jude Medical's Consolidated Financial Statements. The Company recognized a $29 million charge to other (income) expense in the Company's Consolidated Statements of Earnings during the first quarter of 2013 to adjust the carrying value of its equity investment and fixed price purchase option to fair value. During 2014, the Company exercised its exclusive option to acquire the remaining ownership interest in CardioMEMS (see Note 6).

The goodwill recognized in connection with the initial consolidation of CardioMEMS as a VIE was not deductible for income tax purposes. The goodwill represents the strategic opportunities for growing the Company's cardiac rhythm management and heart failure therapy product portfolio as well as the expected revenue growth from increased market penetration. The Company recognized $63 million of indefinite-lived IPR&D intangible assets. During 2014, the IPR&D was reclassified to a purchased technology definite-lived intangible asset upon receiving FDA approval.

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

	Endosense	Nanostim	Spinal Modulation	CardioMEMS
Cash and cash equivalents	$—	$—	$41	$33
Current assets	2	1	9	3
Goodwill	258	149	46	83
In-process research and development (IPR&D)	33	27	45	63
Other intangible assets	20	34	7	—
Other assets	1	1	1	2
Current liabilities	(11)	(2)	(6)	(13)
Deferred income tax assets/(liabilities)	—	—	(19)	(23)
Other liabilities	—	—	—	(5)
Net assets	$303	$210	$124	$143

Cash paid	$180	$124	$—	$—
Less: Cash acquired	(9)	(3)	—	—
Net cash consideration	$171	$121	$—	$—
Contingent consideration	132	56	—	—
Fair value of St. Jude Medical, Inc.'s previously held interest	—	33	—	31
Acquisition of controlling ownership interest	—	—	40	—
Debt financing	—	—	—	28
Additions in noncontrolling ownership interest	—	—	84	84
Total purchase consideration	$303	$210	$124	$143

The cash and cash equivalent balances of Spinal Modulation and CardioMEMS are inclusive of the equity investment and debt financing, respectively.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the fiscal years ended January 2, 2016 and January 3, 2015 were as follows (in millions):

Balance as of December 28, 2013	$3,524
NeuroTherm	125
Spinal Modulation	(36)
Foreign currency translation and other	(81)
Balance as of January 3, 2015	3,532
Thoratec	2,142
Foreign currency translation and other	(23)
Balance as of January 2, 2016	$5,651
The following table provides the gross carrying amount of other intangible assets and related accumulated amortization (in millions):

	January 2, 2016		January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Purchased technology and patents	$1,840	$578	$1,162	$473
Trademarks and tradenames	115	16	22	13
Customer lists and relationships	21	16	19	14
Licenses, distribution agreements and other	6	2	7	2
	$1,982	$612	$1,210	$502
Indefinite-lived intangible assets:
Acquired IPR&D	$829		$116
Trademarks and tradenames	27		27
	$856		$143

See Notes 8 and 11 for further information on the Company's intangible asset impairment charges.

The following table presents expected future amortization expense for acquired intangible assets recognized as of January 2, 2016 and expected amortization expense of indefinite-lived IPR&D assets based on anticipated regulatory product approvals (in millions):

						After
	2016	2017	2018	2019	2020	2020
Amortization expense	$184	$222	$237	$231	$220	$1,105

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ due to actual timing of regulatory approvals, additional intangible assets acquired, foreign currency translation impacts, impairment of intangible assets and other events.

NOTE 4 – DEBT
The carrying value of the Company’s debt, including debt issuance costs, discounts, premiums and the remaining deferred gain from a terminated interest rate swap agreement, consisted of the following (in millions):

	January 2, 2016	January 3, 2015
Term Loan Due June 2015	$—	$500
Term Loan Due August 2015	—	250
Term Loan Due 2020	2,093	—
2016 Senior Notes	500	505
2018 Senior Notes	496	—
2020 Senior Notes	496	—
2023 Senior Notes	892	890
2025 Senior Notes	494	—
2043 Senior Notes	689	689
Yen-denominated Senior Notes Due 2017	68	68
Yen-denominated Senior Notes Due 2020	106	107
Yen-denominated credit facilities	54	54
Commercial paper borrowings	504	789
Total debt	6,392	3,852
Less: current debt obligations	1,163	1,593
Long-term debt	$5,229	$2,259
Contractual maturities of the Company's debt for the next five fiscal years and thereafter, excluding any debt issuance costs, discounts or premiums, as of January 2, 2016 were as follows (in millions):

	2016	2017	2018	2019	2020	After 2020
Future minimum principal payments	$1,163	$172	$579	$210	$2,101	$2,206
Term Loan Due June 2015: In June 2013, the Company entered into a 2-year, $500 million unsecured term loan that matured in June 2015, the proceeds of which were used for general corporate purposes including the repayment of outstanding commercial paper borrowings of the Company. The borrowings bore interest at London InterBank Offered Rate (LIBOR) plus 0.500% and the Company repaid this term loan during the first quarter of 2015.
Term Loan Due August 2015: In August 2014, the Company entered into a 364-day, $250 million unsecured term loan that matured in August 2015, the proceeds of which were used for general corporate purposes including the acquisition of NeuroTherm. The borrowings bore interest at LIBOR plus 0.900% and the Company repaid this term loan during the first quarter of 2015.
Term Loan Due 2020: In August 2015, the Company entered into a 5-year, $2.6 billion term loan due in 2020 (Term Loan Due 2020). In October 2015, the Company received proceeds of $2.1 billion to finance the Company's acquisition of Thoratec. The remaining $500 million was drawn on January 15, 2016 to refinance existing indebtedness of the Company and for general corporate purposes. The Company may make interest payments under the Term Loan Due 2020 at its election of a 1-month, 2-month, 3-month or 6-month LIBOR plus 1.125%, subject to adjustment in the event of a change in the Company’s credit ratings. Required quarterly principal payments on the Term Loan Due 2020 begin in March 2016, with an increase to the quarterly principal payments after three years followed by a final maturity payment due in October 2020. The Company may make optional principal payments on the outstanding borrowings at any time.
2016 Senior Notes: In January 2016, the Company repaid its $500 million principal amount of 5-year, 2.500% unsecured senior notes (2016 Senior Notes), issued in December 2010. Interest payments were required on a semi-annual basis. The 2016 Senior Notes were issued at a discount, yielding an effective interest rate of 2.540% at issuance.
Concurrent with the issuance of the 2016 Senior Notes, the Company entered into a 5-year, $500 million notional amount interest rate swap designated as a fair value hedge of the changes in fair value of the Company’s fixed-rate

2016 Senior Notes. In June 2012, the Company terminated the interest rate swap and received a cash payment of $24 million. The gain from terminating the interest rate swap agreement was reflected as an increase to the carrying value of the debt and amortized as a reduction of interest expense resulting in a net average interest rate of 1.300% that was recognized over the remaining term of the 2016 Senior Notes.
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
2023 Senior Notes: In April 2013, the Company issued $900 million principal amount of 10-year, 3.250% unsecured senior notes (2023 Senior Notes) that mature in April 2023. Interest payments are required on a semi-annual basis. The 2023 Senior Notes were issued at a discount, yielding an effective interest rate of 3.310% at issuance. The Company may redeem the 2023 Senior Notes at any time at the applicable redemption price.
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
2043 Senior Notes: In April 2013, the Company issued $700 million principal amount of 30-year, 4.750% unsecured senior notes (2043 Senior Notes) that mature in April 2043. Interest payments are required on a semi-annual basis. The 2043 Senior Notes were issued at a discount, yielding an effective interest rate of 4.790% at issuance. The Company may redeem the 2043 Senior Notes at any time at the applicable redemption price.

The majority of the net proceeds from the issuance of the 2023 Senior Notes and 2043 Senior Notes were used to redeem the Company's $700 million principal amount of 5-year, 3.750% unsecured senior notes due in 2014 and the $500 million principal amount of 10-year, 4.875% unsecured senior notes due in 2019. In connection with the redemption of these notes, prior to their scheduled maturities, the Company recognized a $161 million debt retirement charge to other (income) expense in the Consolidated Statements of Earnings primarily associated with make-whole redemption payments and the write-off of unamortized debt issuance costs during 2013.
Yen-Denominated Senior Notes Due 2017: In April 2010, the Company issued 7-year, 1.580% unsecured senior notes in Japan (Yen Notes Due 2017) totaling 8.1 billion Japanese Yen (the equivalent of $68 million at both January 2, 2016 and January 3, 2015). The principal amount of the Yen Notes Due 2017 recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due in April 2017.
Yen-Denominated Senior Notes Due 2020: In April 2010, the Company issued 10-year, 2.040% unsecured senior notes in Japan (Yen Notes Due 2020) totaling 12.8 billion Japanese Yen (the equivalent of $106 million as of January 2, 2016 and $107 million as of January 3, 2015). The principal amount of the Yen Notes Due 2020 recorded on the balance sheet fluctuates based on the effects of foreign currency translation. Interest payments are required on a semi-annual basis and the entire principal balance is due in April 2020.
Yen-Denominated Credit Facilities: In March 2011, the Company borrowed 6.5 billion Japanese Yen (the equivalent of $54 million at both January 2, 2016 and January 3, 2015) under uncommitted credit facilities with two commercial Japanese banks. The principal amount reflected on the balance sheet fluctuates based on the effects of foreign currency translation. Half of the borrowings bear interest at Yen LIBOR plus 0.250% and mature in March 2016 and the other half of the borrowings bear interest at Yen LIBOR plus 0.275% and mature in June 2016. The maturity dates of each credit facility automatically extend for a one-year period, unless the Company elects to terminate the credit facility.

Commercial Paper Borrowings: The Company’s commercial paper program provides for the issuance of unsecured notes with maturities up to 270 days. During 2015 and 2014, the Company’s weighted average effective interest rate on its commercial paper borrowings was approximately 0.308% and 0.240%, respectively. Any future commercial paper borrowings would bear interest at the applicable then-current market rates.
Other Available Borrowings: In July 2015, the Company entered into a commitment letter (Commitment Letter) with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (together BofAML) pursuant to which BofAML committed to provide a $3.7 billion senior unsecured bridge facility (Bridge Facility) to finance the acquisition of Thoratec (see Note 2). The Company never drew any borrowings under the Bridge Facility, which was later terminated in October 2015 when the Company completed its acquisition of Thoratec. However, the Company did recognize $13 million of commitment fees associated with the Bridge Facility in other (income) expense in the Consolidated Statements of Earnings.
In August 2015, the Company entered into a 5-year, $1.5 billion revolving, unsecured committed credit facility (Credit Facility Expiring 2020) that it may draw upon to refinance existing indebtedness and for general corporate purposes. The Credit Facility Expiring 2020 amended and restated the Company's previous $1.5 billion unsecured committed credit facility that was scheduled to expire in May 2018. The Credit Facility Expiring 2020 will expire on August 21, 2020. Borrowings under the Credit Facility Expiring 2020 bear interest at LIBOR plus 0.900%, subject to adjustment in the event of a change in the Company’s credit ratings. As of January 2, 2016 and January 3, 2015, the Company had no outstanding borrowings under either facility.
Operating and financial covenants: Certain of the Company's debt outstanding and available borrowings contain operating and financial covenants. Specifically, the Credit Facility Expiring 2020 and the Term Loan Due 2020 require that the Company has a leverage ratio (defined as the ratio of indebtedness to EBITDA (net earnings before interest expense, income taxes, depreciation, amortization and certain income and expenses)) not exceeding 4.25 to 1.0 through the fiscal year ending January 2, 2016, 4.0 to 1.0 for the fiscal quarters of 2016, and 3.5 to 1.0 thereafter. In February 2016, the Company amended the Credit Facility Expiring 2020 and the Term Loan Due 2020 to clarify the leverage ratio calculation to exclude certain expenses relating to the Thoratec acquisition incurred in the fourth quarter of 2015 and include EBITDA from Thoratec for periods prior to completion of the business combination. Additionally, during the third quarter of 2015, the Company amended a debt covenant related to its 1.580% Yen Denominated Senior Notes Due 2017 and its 2.040% Yen Denominated Senior Notes Due 2020 (Yen Notes) to require a ratio of total debt to total capitalization not exceeding 65% through the second fiscal quarter of 2016 and reducing to 60% thereafter. Under the Credit Facility Expiring 2020, Term Loan Due 2020, senior notes and Yen Notes, the Company also has certain limitations on how the Company conducts its business, including limitations on dividends, additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. The Company was in compliance with all of its debt covenants as of January 2, 2016.

NOTE 5 – COMMITMENTS AND CONTINGENCIES
Leases
The Company leases various facilities and equipment under non-cancelable operating lease arrangements. The following table presents the Company's future minimum lease payments as of January 2, 2016 (in millions):

						After
	2016	2017	2018	2019	2020	2020
Future minimum operating lease payments	$53	$36	$26	$22	$21	$32
Rent expense under all operating leases was $45 million, $51 million and $36 million in fiscal years 2015, 2014 and 2013, respectively.

Product Liability Litigation
Riata® Litigation: On December 17, 2014, the Company entered into an agreement that establishes a private settlement program to resolve the actions, disputes and claims-both filed and unfiled-of certain claimants against St. Jude Medical, Inc. relating to its Riata® and Riata® ST Silicone Defibrillation Leads. The agreement was entered into with a group of counsel representing plaintiffs in proceedings in jurisdictions around the country as well as claimants with Riata leads who have not initiated litigation. St. Jude Medical accrued $15 million in the fourth quarter of 2014 to fund the settlement and related costs. The settlement was expected to resolve approximately 950 of the outstanding, pending cases and claims. The time period in which eligible claimants could submit their documentation to participate in the settlement has now closed with the final settlement comprising 886 claimants. The Company's settlement payment of $13 million was fully funded as of October 9, 2015. Additional payments for settlement-related expenses are not expected to be material.

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

The Company is financially responsible for legal costs incurred in the continued defense of the Riata product liability claims, including any potential settlements, judgments and other legal defense costs. The Company believes that a material loss in excess of the accrued amount is remote.

Securities and Other Shareholder Litigation

December 2012 Securities Litigation: On December 7, 2012, a putative securities class action lawsuit was filed in federal district court in Minnesota against the Company and an officer (collectively, the defendants) for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the defendants between October 17, 2012 and November 20, 2012. The complaint, which sought unspecified damages and other relief as well as attorneys' fees, challenges the Company’s disclosures concerning its high voltage cardiac rhythm lead products during the purported class period. On December 10, 2012, a second putative securities class action lawsuit was filed in federal district court in Minnesota against the Company and certain officers for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the Company between October 19, 2011 and November 20, 2012. The second complaint alleged similar claims and sought similar relief. In March 2013, the Court consolidated the two cases and appointed a lead counsel and lead plaintiff. A consolidated amended complaint was served and filed in June 2013, alleging false or misleading representations made during the class period extending from February 5, 2010 through November 7, 2012. In September 2013, the defendants filed a motion to dismiss the consolidated amended complaint. On March 10, 2014, the Court ruled on the motion to dismiss, denying the motion in part and granting the motion in part. On October 7, 2014, the lead plaintiff filed a second amended complaint. Like the original consolidated amended complaint, the plaintiffs did not assert any specific amount of compensation in the second amended complaint. The Court granted class certification on December 22, 2015. Fact discovery closed December 18, 2015, and the deadline for filing and scheduling dispositive motions is July 14, 2016. The case is expected to be ready for trial in February 2017. The Company intends to continue to vigorously defend against the claims asserted in this matter.

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

Regulatory Matters

The FDA inspected the Company’s manufacturing facility in Atlanta, Georgia, where the Company manufactures its CardioMEMS™ HF system, at various times between June 8 to June 26, 2015. On July 6, 2015, the FDA issued a Form 483 identifying certain observed non-conformity with current Good Manufacturing Practice at the facility. Following the receipt of the Form 483, the Company provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address the FDA’s observations of non-conformity. The Company subsequently received a warning letter dated September 30, 2015 from the FDA relating to these non-conformities. The warning letter is specific to the Atlanta facility and does not impact any of the Company’s other manufacturing facilities. The warning letter does not identify any specific concerns regarding the performance of, or indicate the need for any field or other action regarding, the CardioMEMS™HF system product or any other St. Jude Medical product and acknowledges the actions already taken by the Company to address the observations. Since the completion of the FDA inspection, the Company has provided and will continue to provide the FDA with regular monthly updates. The Company has completed all necessary actions to remediate the FDA’s observations for the Atlanta facility and has fully integrated this former CardioMEMS stand-alone facility into St. Jude Medical’s quality systems. As of December 2015, the Atlanta FDA district office has been notified that all actions have been completed and the Company is now in a waiting period until the next FDA inspection, expected during the summer of 2016. The Company will continue manufacturing and shipping product from the Atlanta facility, and customer orders are not expected to be impacted while the Company works to resolve the FDA’s concerns. The Company takes these matters seriously, will respond timely and fully to the FDA’s requests, and believes that the FDA’s concerns have been resolved without a material impact on the Company’s financial results.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND SUPPLEMENTAL EQUITY INFORMATION
The table below presents the changes in each component of accumulated other comprehensive income, net of tax, including other comprehensive income and the reclassifications out of accumulated other comprehensive income into net earnings for fiscal years 2015, 2014 and 2013 (in millions):

	Unrealized	Unrealized	Foreign	Accumulated
	Gain (Loss) On	Gain (Loss) On	Currency	Other
	Available-for-sale	Derivative	Translation	Comprehensive
	Securities	Instruments	Adjustment	Income
Accumulated other comprehensive income (loss) as of December 29, 2012	$20	$—	$26	$46
Other comprehensive income (loss) before reclassifications	5	3	—	8
Amounts reclassified to net earnings from accumulated other comprehensive income	(8)	—	—	(8)
Other comprehensive income (loss)	(3)	3	—	—
Accumulated other comprehensive income (loss) as of December 28, 2013	17	3	26	46
Other comprehensive income (loss) before reclassifications	—	—	(217)	(217)
Amounts reclassified to net earnings from accumulated other comprehensive income	(2)	—	—	(2)
Other comprehensive income (loss)	(2)	—	(217)	(219)
Accumulated other comprehensive income (loss) as of January 3, 2015	15	3	(191)	(173)
Other comprehensive income (loss) before reclassifications	2	17	(168)	(149)
Amounts reclassified to net earnings from accumulated other comprehensive income	(14)	(9)	—	(23)
Other comprehensive income (loss)	(12)	8	(168)	(172)
Accumulated other comprehensive income (loss) as of January 2, 2016	$3	$11	$(359)	$(345)

Income taxes are not provided for foreign translation related to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting items in comprehensive income that are also recorded as part of net earnings.

The following table provides details about reclassifications out of accumulated other comprehensive income and the line items impacted in the Company's Consolidated Statements of Earnings for fiscal years 2015, 2014 and 2013 (in millions):

	Amounts reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income components	2015	2014	2013	Statements of Earnings Classification
Unrealized (gain) loss on available-for-sale securities:
(Gain) loss on sale of available-for-sale securities	$(22)	$(3)	$(13)	Other (income) expense
Tax effect	8	1	5	Income tax expense
Net of tax	$(14)	$(2)	$(8)

Unrealized (gain) loss on derivative financial instruments:
(Gain) loss on derivative financial instruments	$(10)	$—	$—	Cost of sales
Tax effect	1	—	—	Income tax expense
Net of tax	$(9)	$—	$—

The Company's realized (gains) and losses on its available-for-sales securities and derivative financial instruments are computed using the specific identification method. There were no available-for-sale other-than-temporary impairment losses recognized in fiscal years 2015, 2014 or 2013.

Supplemental Equity Information

On February 19, 2016, the Company's Board of Directors authorized a cash dividend of $0.31 per share payable on April 30, 2016 to shareholders of record as of March 31, 2016.

During 2015, the Company exercised its exclusive option and paid $173 million to Spinal Modulation’s shareholders to obtain the remaining 81% ownership interest in the company that it did not previously own and accrued $155 million of contingent consideration (see Note 11). The $173 million paid during 2015 was classified as a financing activity in the Consolidated Statements of Cash Flows. As the Company retained its controlling interest, the payment for the shares and the accrual for contingent consideration resulted in a decrease in shareholders' equity before noncontrolling interest of $297 million and a decrease in noncontrolling interest of $33 million in St. Jude Medical, Inc.'s Consolidated Balance Sheets. Spinal Modulation's results of operations continued to be included in the Company's Consolidated Financial Statements.
On January 13, 2015, the Company authorized a share repurchase program of up to $500 million of its outstanding common stock. The Company began repurchasing shares on January 30, 2015. From January 30, 2015 through March 2, 2015, the Company repurchased approximately 7.5 million shares for $500 million at an average repurchase price of $66.96 per share.
During 2014, the Company exercised its exclusive option and paid $344 million to CardioMEMS' shareholders and $18 million for pre-existing fee and compensation arrangements to obtain the remaining 81% ownership interest in the company that it did not previously own. The $344 million paid during 2014 was classified as a financing activity in the Consolidated Statements of Cash Flows. As the Company retained its controlling interest, the payment for the shares resulted in a decrease in shareholders’ equity before noncontrolling interest of $297 million and a decrease in noncontrolling interest of $47 million in St. Jude Medical, Inc's Consolidated Balance Sheets. CardioMEMS’ results of operations continued to be included in the Company’s Consolidated Financial Statements.

NOTE 7 - STOCK-BASED COMPENSATION

Stock-based Compensation Plans
As of January 2, 2016, the Company had 8.9 million shares of common stock available for stock option grants under its stock-based compensation plans. The Company has the ability to grant a portion of the available shares in the form of restricted stock awards or units. Specifically, in lieu of granting up to 7.5 million stock options under these plans, the Company may grant up to 3.3 million restricted stock awards or units (for certain grants of restricted stock units or awards, the number of shares available are reduced by 2.25 shares). Additionally, in lieu of granting up to 0.1 million stock options under these plans, the Company may grant up to 0.1 million restricted stock awards (for certain grants of restricted stock awards, the number of shares available are reduced by one share). The remaining 1.3 million shares of common stock are available only for stock option grants. As of January 2, 2016, total unrecognized stock-based compensation expense was $193 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.4 years and will be adjusted for any future changes in estimated forfeitures.
As of January 2, 2016, the Company had 4.6 million shares of common stock available for future purchases under the Employee Stock Purchase Plan (ESPP). Employees purchased 0.5 shares in fiscal year 2015, 0.6 million shares in fiscal year 2014 and 0.9 million shares in fiscal year 2013.
The Company's total stock-based compensation expense for fiscal years 2015, 2014 and 2013 by income statement line item was as follows (in millions):

	2015	2014	2013
Cost of sales	$6	$6	$5
Selling, general and administrative expense	137	49	45
Research and development expense	17	16	15
Stock-based compensation expense	$160	$71	$65

Weighted Average Fair Values and Black-Scholes Valuation Assumptions

The following table provides the weighted average grant date fair values of the Company's restricted stock awards, restricted stock units and ESPP purchase rights during fiscal years 2015, 2014 and 2013, excluding Thoratec-related awards:

	2015	2014	2013
Weighted average grant date fair values:
Restricted stock awards	$71.77	$63.48	$42.26
Restricted stock units	$61.79	$69.08	$59.04
ESPP purchase rights	$16.91	$15.46	$13.06
The following table includes the weighted average grant date fair value of stock options granted to employees during fiscal years 2015, 2014 and 2013 and the related weighted average assumptions used in the Black-Scholes model:

	2015	2014	2013
Fair value of options granted	$12.54	$14.56	$13.83
Assumptions:
Expected term (years)	5.4	5.4	5.4
Risk-free interest rate	1.7%	1.7%	1.6%
Volatility	24.7%	24.9%	28.6%
Dividend yield	1.8%	1.6%	1.8%

Stock-based Compensation Activity

The following table summarizes stock option activity under all stock-based compensation plans during the fiscal year ended January 2, 2016:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(shares in millions)	Price	Term (in years)	(in millions)
Outstanding as of January 3, 2015	17.7	$44.70
Granted	2.7	61.76
Exercised	(3.1)	39.06
Forfeited and expired	(0.5)	53.75
Outstanding as of January 2, 2016	16.8	$48.22	4.9	$247
Vested and expected to vest	16.1	$47.59	4.8	$245
Exercisable as of January 2, 2016	10.3	$40.76	3.6	$221

The aggregate intrinsic value of options outstanding and options exercisable is based on the Company's closing stock price on the last trading day of the fiscal year for in-the-money options. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices. The total intrinsic value of options exercised during fiscal years 2015, 2014 and 2013 was $94 million, $88 million and $125 million, respectively.
The following table summarizes activity for restricted stock awards and restricted stock units under all stock-based compensation plans during the fiscal year ended January 2, 2016, excluding the Company's Thoratec-related awards:

	Restricted Stock	Weighted Average
	Units and Awards	Grant Date
	(shares in millions)	Fair Value
Unvested balance as of January 3, 2015	1.5	$56.36
Granted	0.6	62.10
Vested	(0.5)	51.56
Forfeited	(0.1)	57.30
Unvested balance as of January 2, 2016	1.5	$60.65
The total aggregate grant date fair value of restricted stock awards and restricted stock units vested during fiscal years 2015, 2014 and 2013 was $30 million, $26 million and $18 million, respectively, excluding Thoratec-related awards.
Thoratec-related Awards

During 2015, certain Thoratec equity awards were accelerated upon the completion of the acquisition and settled in cash (“accelerated equity awards”). All other unvested Thoratec equity awards that were outstanding immediately prior to completion of the acquisition were converted into St. Jude Medical, Inc. restricted stock awards or restricted stock units in a manner designed to preserve the intrinsic value of such awards at the acquisition date (“replacement equity awards”).

The values of the accelerated equity awards and replacement equity awards were allocated between the total purchase consideration for Thoratec (see Note 2) and the future requisite service period ranging up to four years based on the ratio of the pre-acquisition service period to the greater of the total service period of the replacement equity award or the original service period of the Thoratec award. The accelerated equity awards and replacement equity awards resulted in $88 million of incremental stock-based compensation expense from the date of the acquisition through January 2, 2016, and are included in selling, general and administrative expense.

On October 8, 2015, 1.2 million shares of replacement equity awards were granted at a weighted average grant date fair value of $63.19. Of these awards, 0.1 million shares vested during 2015 at an aggregate exchange date fair value of $5 million. Approximately 1.1 million shares remain outstanding and unvested as of January 2, 2016.

NOTE 8 – SPECIAL CHARGES
The Company recognizes certain transactions and events as special charges in its Consolidated Financial Statements. These charges (such as restructuring charges, impairment charges, certain legal settlements or product field actions costs and litigation costs) result from facts and circumstances that vary in frequency and impact on the Company's results of operations.
2016 Initiatives
During the fourth quarter of 2015, the Company initiated restructuring activities to drive cross-functional synergies. The Company's 2016 Initiatives included enhancing focus on programs that will strengthen its strategic objectives, driving productivity enhancements and incurring costs to fully integrate its recent acquisitions. During the fourth quarter of 2015, the Company incurred charges of $34 million primarily related to severance and other termination benefits. Through 2016, the Company expects to incur approximately $30 million of exit costs associated with employees, facilities and contracts.
A summary of the activity related to the 2016 Initiatives accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at January 3, 2015	$—	$—	$—	$—	$—
Cost of sales special charges	9	1	1	1	12
Special charges	22	—	—	—	22
Non-cash charges used	—	(1)	(1)	—	(2)
Cash payments	(2)	—	—	(1)	(3)
Balance at January 2, 2016	$29	$—	$—	$—	$29
The Company also recognized restructuring-related costs of $2 million during 2015.
Manufacturing and Supply Chain Optimization Plan
During 2014, the Company initiated the Manufacturing and Supply Chain Optimization Plan to leverage economies of scale, streamline distribution methods, drive process improvements through global synergies, balance plant utilization levels, centralize certain vendor relationships and reduce overall costs. During 2014, the Company incurred charges of $32 million related to severance and other termination benefits, fixed assets write-offs associated with information technology assets no longer expected to be utilized and distributor and other contract termination costs.
During 2015, the Company incurred additional charges totaling $78 million primarily related to severance and other termination benefits, contract termination costs and fixed asset write-offs. These costs included charges associated with the elimination of certain operational, quality and hardware development activities at a research and development facility, continued exit costs related to a facility closure in the United States and software development assets no longer expected to be utilized (see Note 11). Material charges are not expected in future periods as the Manufacturing and Supply Chain Optimization Plan is now complete.

A summary of the activity related to the Manufacturing and Supply Chain Optimization Plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at December 28, 2013	$—	$—	$—	$—	$—
Cost of sales special charges	7	—	—	—	7
Special charges	12	—	5	8	25
Non-cash charges used	—	—	(5)	—	(5)
Cash payments	(5)	—	—	(2)	(7)
Balance at January 3, 2015	14	—	—	6	20
Cost of sales special charges	4	3	15	7	29
Special charges	20	—	—	29	49
Non-cash charges used	—	(3)	(15)	—	(18)
Cash payments	(27)	—	—	(35)	(62)
Foreign exchange rate impact	—	—	—	(1)	(1)
Balance at January 2, 2016	$11	$—	$—	$6	$17
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
During 2013, the Company incurred charges totaling $220 million related to the 2012 Business Realignment Plan. Of the $220 million incurred, the Company recognized severance costs and other termination benefits, after management determined that such severance and benefit costs were probable and estimable, inventory write-offs primarily associated with discontinued product lines, fixed asset write-offs related to information technology assets no longer expected to be utilized as well as other restructuring costs. Of the $102 million in other restructuring costs, $64 million was associated with distributor and other contract termination costs and office consolidation costs, including a $23 million charge related to the termination of a research agreement, and $38 million was associated with other costs, all as part of the Company's continued integration efforts.
During 2014, the Company announced additional organizational changes including the combination of its Implantable Electronic Systems Division and Cardiovascular and Ablation Technologies Division, resulting in an integrated R&D organization and a consolidation of manufacturing and supply chain operations worldwide. The integration was conducted in a phased approach during 2014. In connection with these actions, the Company incurred $108 million of special charges associated with the 2012 Business Realignment Plan. These charges primarily included severance and other termination benefits and $36 million of other restructuring costs, including $22 million of distributor and other contract termination costs, $10 million associated with the discontinuation of a clinical trial and $4 million of planned exit costs related to a facility in Europe. Additionally, the Company recognized inventory and fixed asset write-offs related to a discontinued clinical trial and fixed asset write-offs associated with projects abandoned under the new realigned structure.
During 2015, the Company incurred additional charges of $14 million primarily related to severance and other termination benefits and other restructuring costs, including contract termination costs, asset relocation expenses and other exit costs predominately associated with the facility closure in Europe. No additional charges are expected going forward as the 2012 Business Realignment Plan is now complete.

A summary of the activity related to the 2012 Business Realignment Plan accrual during fiscal years 2015, 2014 and 2013 is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at December 29, 2012	$58	$—	$—	$8	$66
Cost of sales special charges	—	30	—	5	35
Special charges	75	—	13	97	185
Non-cash charges used	—	(30)	(13)	(4)	(47)
Cash payments	(79)	—	—	(73)	(152)
Balance at December 28, 2013	54	—	—	33	87
Cost of sales special charges	8	8	13	1	30
Special charges	36	—	7	35	78
Non-cash charges used	—	(8)	(20)	—	(28)
Cash payments	(69)	—	—	(56)	(125)
Foreign exchange rate impact	(3)	—	—	(1)	(4)
Balance at January 3, 2015	26	—	—	12	38
Cost of sales special charges	2	3	—	—	5
Special charges	2	—	2	5	9
Non-cash charges used	—	(3)	(2)	—	(5)
Cash payments	(25)	—	—	(10)	(35)
Foreign exchange rate impact	(2)	—	—	—	(2)
Balance at January 2, 2016	$3	$—	$—	$7	$10
2011 Restructuring Plan
During 2011, the Company incurred special charges related to restructuring actions to realign certain activities in the Company's legacy Cardiac Rhythm Management business and sales and selling support organizations. The restructuring actions included phasing out Cardiac Rhythm Management manufacturing and R&D operations in a country in Europe, reductions in the Company's workforce and rationalizing product lines. The charges incurred during 2013 primarily related to idle facility costs and other contract termination costs. The 2011 Restructuring Plan was completed in 2013.

A summary of the activity related to the 2011 Restructuring Plan accrual during fiscal years 2015, 2014 and 2013 is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at December 29, 2012	$25	$—	$—	$17	$42
Special charges	5	—	1	18	24
Non-cash charges used	—	—	(1)	—	(1)
Cash payments	(21)	—	—	(29)	(50)
Balance at December 28, 2013	9	—	—	6	15
Cash payments	(9)	—	—	(4)	(13)
Balance at January 3, 2015	—	—	—	2	2
Special charges	—	—	—	(1)	(1)
Cash payments	—	—	—	(1)	(1)
Balance at January 2, 2016	$—	$—	$—	$—	$—

Other Special Charges
Intangible asset impairment charges: During 2015, 2014 and 2013, the Company recognized intangible asset impairment charges where the fair values of certain intangible assets were less than their carrying values. During 2015, the Company recognized a $2 million impairment charge associated with a customer relationship intangible asset. During 2014, the Company recognized intangible asset impairment charges for certain indefinite-lived IPR&D assets and an indefinite-lived tradename asset resulting in impairment charges of $50 million and $8 million, respectively. During 2013, the Company recognized intangible asset impairment charges for an indefinite-lived IPR&D asset and an indefinite-lived tradename asset resulting in impairment charges of $15 million and $14 million, respectively. The Company also recognized $13 million of impairment charges associated with customer relationship intangible assets during 2013. See Note 11 for further discussion of these intangible asset impairment charges.
Legal settlements: In connection with the March 2010 Securities Class Action Litigation, the Company recognized $10 million in insurance recoveries as a special benefit during 2015 (see Note 5). During 2015, the Company also recognized $3 million in charges related to two unrelated legal settlements and a $1 million charge related to an unfavorable judgment for a product liability claim. During 2014, the Company recognized a $48 million special benefit related to a favorable judgment and resolution in a patent infringement case. Partially offsetting this gain, the Company recognized $37 million of legal settlement expense for three unrelated legal settlements. During 2013, the Company agreed to settle a dispute on licensed technology associated with certain product lines. In connection with the settlement, which resolved all disputed claims, the Company recognized a $22 million charge.
Product field action costs and litigation costs: During 2015, 2014 and 2013, the Company recognized $19 million, $31 million and $28 million, respectively, of litigation charges for expected future probable and estimable legal costs associated with outstanding legal matters related to the Company's product field actions. Charges in excess of the amounts accrued are reasonably possible and depend on a number of factors, such as the type of claims received and the cost to defend.
During 2014, the Company initiated an advisory letter to physicians for patients implanted with certain ICDs that were identified as having a potential battery anomaly. As a result, the Company recognized special charges of $23 million, which was recorded to cost of sales special charges, primarily for scrapped inventory as well as additional warranty and patient monitoring costs. During 2015, the Company recognized a $5 million benefit in cost of sales special charges for salvaged inventory components related to this advisory action.
During 2013, the Company recognized charges of $10 million in cost of sales special charges for additional costs related to the 2012 neuromodulation voluntary product field action. During both 2015 and 2014, the Company recognized a $2 million and a $4 million benefit, respectively, in cost of sales special charges due to lower than expected costs related to the 2012 neuromodulation voluntary product field action.

NOTE 9 – INCOME TAXES
The Company's earnings before income taxes as generated from its U.S. and international operations are as follows (in millions):

	2015	2014	2013
U.S.	$(107)	$157	$(17)
International	1,035	911	801
Earnings before income taxes and noncontrolling interest	$928	$1,068	$784
Income tax expense consisted of the following (in millions):

	2015	2014	2013
Current:
U.S. federal	$41	$150	$101
U.S. state and other	2	11	7
International	56	39	108
Total current	99	200	216
Deferred	(37)	(87)	(124)
Income tax expense	$62	$113	$92

The components of deferred tax assets and liabilities are as follows (in millions):

	2015	2014
Deferred income tax assets:
Net operating loss carryforwards	$350	$415
Tax credit carryforwards	144	119
Inventories	115	134
Stock-based compensation	56	46
Compensation and benefits	143	131
R&D expenditures, capitalized for tax	80	92
Accrued liabilities and other	124	129
	1,012	1,066
Less: valuation allowance	(337)	(400)
Deferred income tax assets, net	675	666
Deferred income tax liabilities:
Unrealized gain on available-for-sale securities	(1)	(9)
Unrealized gain on derivative financial instruments	(4)	—
Property, plant and equipment	(166)	(171)
Intangible assets	(853)	(322)
Deferred income tax liabilities	(1,024)	(502)
Net deferred income tax assets (liabilities)	$(349)	$164
As of January 2, 2016, the Company had U.S. federal net operating loss carryforwards, the tax effect of which was $8 million and U.S. tax credit carryforwards, the tax effect of which was $68 million that will expire from 2024 through 2032 if not utilized. The Company also has state tax carryforwards, the tax effect of which was $92 million, that have an unlimited carryforward period. These amounts are subject to annual usage limitations. In addition, the Company had foreign tax net operating loss carryforwards, the tax effect of which was $342 million as of January 2, 2016. These tax attributes have an unlimited carryforward period.
Certain of the Company's subsidiaries in international tax jurisdictions are in cumulative loss positions and have experienced cumulative losses in recent periods. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset that is difficult to overcome when determining that a valuation allowance is not needed against deferred tax assets. The Company's valuation allowances of $337 million and $400 million as of January 2, 2016 and January 3, 2015, respectively, reduced the carrying value of deferred tax assets associated with certain net operating loss and tax credit carryforwards in these tax jurisdictions.

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	2015	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. state income taxes, net of federal tax benefit	(0.1)	0.2	0.6
International taxes at lower rates	(22.6)	(19.6)	(13.6)
Tax benefits from domestic manufacturer's deduction	(1.0)	(1.2)	(1.9)
Research and development credits	(2.7)	(2.8)	(4.6)
Puerto Rico excise tax	(2.4)	(1.7)	(3.0)
Reversal of excess tax accruals	(2.8)	—	(1.9)
Noncontrolling interest	0.5	1.8	3.6
Restructuring and acquisition-related items	3.0	(0.3)	—
Other	(0.2)	(0.8)	(2.5)
Effective income tax rate	6.7%	10.6%	11.7%
The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes and foreign taxes that are different than the U.S. federal statutory rate. Currently, the Company’s operations in Puerto Rico, Costa Rica and Malaysia have various tax incentive grants. In 2015, 2014 and 2013, the tax reductions as compared to the local statutory rates favorably impacted diluted net earnings per share attributable to St. Jude Medical, Inc. by $1.26, $1.06 and $0.96, respectively. Unless these grants are extended, they will expire between 2018 and 2026. The Company’s historical practice has been to renew, extend or obtain new tax incentive grants upon expiration of existing tax incentive grants.
The Company has not recorded U.S. deferred income taxes on approximately $5.1 billion of its non-U.S. subsidiaries' undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.
The following table summarizes the activity related to the Company's uncertain tax positions (in millions):

	2015	2014	2013
Balance at beginning of year	$328	$315	$314
Increases related to current year tax positions	48	67	74
Increases related to prior year tax positions	—	6	33
Increases related to positions assumed from Thoratec	7	—	—
Reductions related to prior year tax positions	(24)	(27)	(16)
Reductions related to settlements / payments	(16)	(27)	(90)
Expiration of the statute of limitations for the assessment of taxes	(5)	(6)	—
Balance at end of year	$338	$328	$315

The Company recognized interest and penalties, net of tax benefit, of $10 million, $4 million and $2 million associated with its uncertain tax positions during fiscal years 2015, 2014 and 2013, respectively. The Company's accrued liability for gross interest and penalties was $58 million, $44 million and $37 million as of January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

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

An unfavorable outcome could have a material negative impact on the Company's effective income tax rate in future periods. The Company believes that it is reasonably possible that it will reduce the amount of its liabilities for federal, foreign and state uncertain tax positions by approximately $150 million to $180 million in 2016 resulting from cash settlement payments and/or adjustments.

NOTE 10 – RETIREMENT PLANS
Defined Contribution Plans: The Company has a 401(k) retirement savings plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to IRS limitations, with the Company matching a portion of the employees' contributions at the discretion of the Company's Board of Directors. In addition, the Company has defined contribution programs for employees in certain countries outside the United States. Company contributions under all defined contribution plans totaled $27 million in 2015 and $26 million each year in 2014 and 2013, respectively.
The Company also has a non-qualified deferred compensation plan that provides certain officers and employees the ability to defer a portion of their compensation until a later date. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates upon retirement, death or termination from the Company. The deferred compensation liability, which is classified as other liabilities, was approximately $302 million and $301 million as of January 2, 2016 and January 3, 2015, respectively.
Defined Benefit Plans: The Company has funded and unfunded defined benefit plans for employees in certain countries outside the United States. The liability totaled $32 million and $31 million as of January 2, 2016 and January 3, 2015, respectively, which approximated the actuarial calculated unfunded liability. The amount of funded plan assets and the amount of pension expense was not material.

NOTE 11 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The fair value measurement standard applies to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period) and certain financial assets and liabilities that are measured at fair value on a nonrecurring basis. The Company also maintains other financial instruments that approximate their fair value due to their short maturities, and include such instruments as its cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and current and long-term debt obligations.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company's financial assets and liabilities that are measured at fair value on a recurring basis include money-market securities, available-for-sale marketable securities, trading marketable securities, derivative instruments and contingent consideration liabilities. The Company does not have any material nonfinancial assets or liabilities that are measured at fair value on a recurring basis. A summary of the valuation methodologies used for the respective financial assets and liabilities measured at fair value on a recurring basis is as follows:
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
Derivative instruments: Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments, if available, or more commonly on standard pricing models that use readily observable market parameters from industry standard data providers as their basis. These models reflect contractual terms of the derivatives, including period to maturity and market-based parameters such as foreign currency exchange rates. They do not contain a high level of subjectivity as the techniques used in the models do not require significant judgment and inputs are readily observable from actively quoted markets. The Company classifies these instruments as level 2 (see Note 12).

Contingent consideration liabilities: The fair value of the Company's contingent liabilities is initially measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The Company measures the liability on a recurring basis using Level 3 inputs including regulatory approval timing, projected revenues or cash flows, growth rates, discount rates, probabilities of payment and projected payment dates. Projected revenues are based on the Company's most recent internal operating budgets and long-term strategic plans. Changes to any of the inputs may result in significantly higher or lower fair value measurements.
A summary of assets and liabilities measured at fair value on a recurring basis at January 2, 2016 and January 3, 2015 is as follows (in millions):

	Balance Sheet Classification	January 2, 2016	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$273	$273	$—	$—
Available-for-sale securities	Other current assets	10	10	—	—
Foreign currency forward contracts	Other current assets	14	—	14	—
Trading securities	Other assets	302	302	—	—
Foreign currency forward contracts	Other assets	2	—	2	—
Total assets		$601	$585	$16	$—

Liabilities
Contingent consideration	Other current liabilities	$118	$—	$—	$118
Foreign currency forward contracts	Other current liabilities	6	—	6	—
Contingent consideration	Other liabilities	33	—	—	33
Foreign currency forward contracts	Other liabilities	3	—	3	—
Total liabilities		$160	$—	$9	$151

	Balance Sheet Classification	January 3, 2015	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$729	$729	$—	$—
Available-for-sale securities	Other current assets	30	30	—	—
Trading securities	Other assets	301	301	—	—
Total assets		$1,060	$1,060	$—	$—

Liabilities
Contingent consideration	Other liabilities	$50	$—	$—	$50
Total liabilities		$50	$—	$—	$50

The recurring Level 3 fair value measurements of the Company's contingent consideration liabilities include the following significant unobservable inputs (in millions):

Contingent Consideration Liabilities	Fair Value as of January 2, 2016	Valuation Technique	Unobservable Input	Value or Range

Spinal Modulation regulatory-based milestone	$118	Probability Weighted Discounted Cash Flow	Discount Rate			2.1%
			Probability of Payment			95%
			Projected Year of Payment			2016

Spinal Modulation revenue-based milestones and earn-outs	4	Monte Carlo Simulation	Discount Rates	1.3%	-	17.0%
			Expected Revenue Volatility			25.0%
			Projected Years of Payments	2017, 2018

Nanostim, Inc. (Nanostim) revenue-based milestones	2	Probability Weighted Discounted Cash Flow	Discount Rate			5.0%
			Probability of Payments			10.0%
			Projected Years of Payments	2017, 2018

Assumed from Thoratec regulatory-based and revenue-based milestones	27	Probability Weighted Discounted Cash Flow	Discount Rate			5.5%
			Probability of Payments	—%	-	90.0%
			Projected Years of Payments	2017	-	2020
Total contingent consideration liabilities	$151

Additionally, the following table provides a reconciliation of the beginning and ending balances of the Company's contingent consideration liabilities (in millions):

	Endosense	Nanostim	Spinal Modulation	Assumed from Thoratec	Total
Balance as of December 29, 2012	$—	$—	$—	$—	$—
Initial fair value measurement of contingent consideration	132	56	—	—	188
Change in fair value of contingent consideration	1	—	—	—	1
Foreign currency translation	6	—	—	—	6
Balance as of December 28, 2013	139	56	—	—	195
Change in fair value of contingent consideration	28	(6)	—	—	22
Payment of contingent consideration	(155)	—	—	—	(155)
Foreign currency translation	(12)	—	—	—	(12)
Balance as of January 3, 2015	—	50	—	—	50
Initial fair value measurement of contingent consideration	—	—	155	—	155
Liabilities assumed from Thoratec acquisition	—	—	—	33	33
Change in fair value of contingent consideration	—	(48)	(33)	(6)	(87)
Balance as of January 2, 2016	$—	$2	$122	$27	$151

In February 2016, the Company received FDA approval of the Axium Neurostimulator System and expects to record a charge in the first quarter of 2016 to reflect the value at which the contingent consideration will be settled.

The following table provides a reconciliation of the beginning and ending balances of the Company's auction rate securities (in millions):

Auction Rate Securities
Balance as of January 3, 2015	$—
Auction rate securities acquired from Thoratec	5
Sale of auction rate securities	(5)
Balance as of January 2, 2016	$—
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

During 2015, 2014 and 2013, the Company recognized $18 million, $25 million and $14 million of fixed asset write-offs. During 2015, the fixed asset write-offs were primarily related to software development assets no longer expected to be utilized. During 2014, the fixed asset write-offs were associated with the discontinuation of a clinical trial and projects abandoned under the new realigned structure. During 2013, the fixed asset write-offs primarily related to information technology assets no longer expected to be utilized under the new realigned structure. Typically the Company measures these assets using independent appraisals, market models and discounted cash flow models; however, as these fixed assets had no alternative future use and therefore no discrete future cash flows, the assets were fully impaired.
During both 2015 and 2013, the Company recognized $2 million and $13 million, respectively, of impairment charges related to customer relationship intangible assets. Due to changes in hospital purchasing practices, the Company determined that the intangible assets no longer had any future discrete cash flows and that the assets were fully impaired.
Goodwill: During the third quarter of 2014, the Company performed an interim goodwill impairment test because it significantly changed the composition of the net assets of its reporting units whereby it combined its two legacy reporting units. For this test, the Company bypassed the qualitative assessment and proceeded directly to step one of the two-step goodwill impairment test. In performing the first step, the Company utilized the market approach as computed by its market capitalization plus an estimated control premium. As a result of performing this test, the Company determined that no impairment existed. The fair value inputs utilized in the market approach are considered Level 2 in the fair value hierarchy due to the utilization of quoted prices in active markets for similar assets or liabilities in determining the estimated control premium. During the fourth quarters of 2015 and 2014, the Company performed its annual goodwill impairment test by bypassing the qualitative assessment and proceeding directly to step one using the market approach described above. As a result of performing these tests, the Company determined that no impairments existed.
During the fourth quarter of 2013, the Company assessed qualitative factors and determined that no impairments existed since it was more-likely-than-not that the fair values of its reporting units that existed at that time were more than their carrying amounts. The qualitative assessment considered such factors as macroeconomic conditions, industry and market considerations, cost factors, financial performance, entity specific events, changes in net assets and a sustained decrease in share price.
Indefinite-lived intangible assets: The Company also reviews its indefinite-lived intangible assets at least annually to determine if any adverse conditions exist that would indicate a potential impairment by considering qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, financial performance, entity specific events, changes in net assets and project-based performance toward regulatory approvals. During 2015, the Company performed its annual qualitative assessment of its indefinite-lived intangible assets by considering many of the above factors. Additionally, for certain indefinite-lived intangible asset the Company bypassed the qualitative assessment and performed a quantitative assessment using discounted cash flow models. There were no impairments of indefinite-lived intangible assets in 2015.
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
During 2013, the Company performed its annual qualitative assessment of its indefinite-lived intangible assets by considering many of the above factors and determined that a quantitative impairment analysis was further necessary for certain indefinite-lived tradename and IPR&D assets as the Company concluded it was more-likely-than-not that the fair value of these assets were less than their respective carrying amounts. The Company utilized a discounted cash flow model for each individual asset and recognized an impairment charge of $29 million to write-down the related assets to their estimated fair value of $50 million. The impairments were due primarily to the Company's revised expectations, including an increase in the cost and length of time to bring the related products to market through regulatory approval. The fair value measurements of these intangible assets are considered Level 3 in the fair value hierarchy due to the use of unobservable inputs used to measure fair value, including the terminal growth rate, royalty rate, discount rate and projected future cash flows.

Cost method investments: The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other assets and measured at fair value on a nonrecurring basis. The carrying value of these investments was $80 million and $71 million as of January 2, 2016 and January 3, 2015, respectively. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. When measured on a nonrecurring basis, the Company’s cost method investments are considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.
Fair Value Measurements of Other Financial Instruments
The aggregate fair value of the Company’s fixed-rate senior notes as of January 2, 2016 (measured using quoted prices in active markets) was $3,740 million compared to the aggregate carrying value of $3,774 million (inclusive of the terminated interest rate swaps and unamortized debt discounts). The fair value of the Company’s variable-rate debt obligations as of January 2, 2016 approximated their aggregate $2,651 million carrying value due to the nature of their variable interest rates. The Company also had $393 million and $713 million of cash equivalents invested in short-term deposits and interest and non-interest bearing bank accounts as of January 2, 2016 and January 3, 2015, respectively, the cost basis of which approximated fair value.

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses foreign currency forward contracts, interest rate swaps and interest rate contracts to manage risks generally associated with foreign exchange rate and interest rate fluctuations. The information that follows explains the various types of derivatives financial instruments and how they impact the Company's financial position and performance.
Cash Flow Hedges

Foreign exchange forward contracts: During 2015, the Company began to enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The Company hedges its exposure to the variability in future cash flows of forecasted transactions for periods of up to 24 months. The dollar equivalent gross notional amount of the Company’s foreign exchange forward contracts designated as cash flow hedges at January 2, 2016 was approximately $1.0 billion. Hedge ineffectiveness recognized in earnings on cash flow hedges was not material during 2015.

As of January 2, 2016, the Company had a balance of $7 million associated with the after-tax net unrealized gain related to foreign currency forward contracts recorded in accumulated other comprehensive income in the Consolidated Statements of Shareholders' Equity. Based on exchange rates as of January 2, 2016, the Company expects to reclassify net gains of approximately $7 million (after-tax) to earnings over the next 12 months contemporaneously with the earnings effects of the related forecasted transactions (with the impact offset by cash flows from the underlying hedged items).

The following table provides the (gains) losses related to derivative instruments designated as cash flow hedges, including the location in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Earnings (in millions):

		Pre-tax (Gain) Loss Recognized		Ineffective Portion of
	Pre-tax (Gain) Loss	in Earnings on Effective Portion		(Gain) Loss on Derivative
	Recognized in Other	of Derivative as a Result of		and Amount Excluded from
	Comprehensive	Reclassification from		Effectiveness Testing
For the	Income on Effective	Accumulated Other		Recognized
year ended	Portion of Derivative	Comprehensive Income		in Earnings
January 2, 2016	Amount	Amount	Location	Amount	Location
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$(23)	$(10)	Cost of sales	$—	Cost of sales

Reclassifications from accumulated other comprehensive income into earnings include accumulated (gains) losses on dedesignated hedges at the time earnings are impacted.
Interest rate contracts: During the first quarter of 2013, the Company entered into and settled treasury rate lock agreements in anticipation of issuing the $900 million principal amount of 2023 Senior Notes and the $700 million principal amount of 2043 Senior Notes. Prior to the issuance of the senior notes, the Company was subject to changes in treasury benchmark interest rates, and therefore locked into fixed-rate coupons to hedge against the interest rate fluctuations. The Company designated the treasury rate lock agreements as cash flow hedges. Upon settlement, the $3 million gain was recognized as a component of other comprehensive income in the Consolidated Statements of Shareholders' Equity, and continues to be recognized as a reduction to interest expense in the Consolidated Statements of Earnings over the life of the senior notes. The amount of hedge ineffectiveness was not material.
Fair Value Hedges
Interest Rate Swap: In prior periods, the Company has chosen to hedge the fair value of certain debt obligations through the use of interest rate swap contracts. In June 2012, the Company terminated the interest rate swap it had entered into concurrent with the March 2010 issuance of the 2016 Senior Notes and received a cash payment of $24 million. The gain from terminating the interest rate swap agreement has been reflected as an increase to the carrying value of the debt and amortized as a reduction of interest expense in the Consolidated Statements of Earnings resulting in a net average interest rate of 1.3% over the remaining term of the 2016 Senior Notes.
Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include dedesignated foreign currency forward contracts and foreign currency forward contracts that the Company utilizes to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. The dollar equivalent gross notional amount of these forward contracts not designated as hedging instruments totaled $214 million as of January 2, 2016. The fair value of the Company's outstanding contracts was not material as of January 2, 2016 or January 3, 2015. The following table provides the (gains) losses related to derivative instruments not designated as hedging instruments, including the location in the Consolidated Statements of Earnings (in millions):

Derivatives Not Designated as	(Gain) Loss Recognized in Earnings
Hedging Instruments	2015	2014	2013	Location
Foreign currency forward contracts	$(10)	$(9)	$(15)	Other (income) expense
The net (gains) losses were almost entirely offset by corresponding net (losses) gains on the foreign currency exposures being managed.
Location and Fair Value Amount of Derivative Instruments
The following table summarizes the fair value of the Company’s derivative instruments and their locations in the Consolidated Balance Sheets as of January 2, 2016 (in millions):

Fair Value of Derivative Instruments	Amount	Location
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts	$14	Other current assets
	2	Other assets
	(6)	Other current liabilities
	(3)	Other liabilities
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	—	Other current assets
	—	Other current liabilities
Total	$7
Additional information with respect to the fair values of the Company's derivative instruments is included in Note 11.

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

As of January 2, 2016, St. Jude Medical, Inc. had International Swaps and Derivatives Association agreements with four applicable banks and financial institutions that contain netting provisions. The following table provides information as though the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of the netting arrangements with each of the counterparties as of January 2, 2016 (in millions):

		Gross Amounts not Offset in the Consolidated Balance Sheets that are Subject to Master Netting Agreements
		Gross Amount of
		Eligible Offsetting
	Gross Amount of	Recognized
	Derivative Assets	Derivative Liabilities		Net
	Presented in the	Presented in the	Cash	Amount of
	Consolidated	Consolidated	Collateral	Derivative
Derivatives as of January 2, 2016	Balance Sheets	Balance Sheets	Received	Assets
Derivatives subject to master netting agreements	$3	$1	$—	$2
Derivatives not subject to master netting agreements	13			13
Total	$16	$1	$—	$15

		Gross Amounts not Offset in the Consolidated Balance Sheets that are Subject to Master Netting Agreements
		Gross Amount of
		Eligible Offsetting
	Gross Amount of	Recognized
	Derivative Liabilities	Derivative Assets		Net
	Presented in the	Presented in the	Cash	Amount of
	Consolidated	Consolidated	Collateral	Derivative
Derivatives as of January 2, 2016	Balance Sheets	Balance Sheets	Pledged	Liabilities
Derivatives subject to master netting agreements	$1	$1	$—	$—
Derivatives not subject to master netting agreements	8			8
Total	$9	1	$—	$8

For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. As of January 2, 2016, no cash collateral had been received or pledged related to these derivative instruments.

NOTE 13 – PRODUCT AND GEOGRAPHIC INFORMATION
Segment Information
Effective January 1, 2016, the Company's Board of Directors appointed a new President and Chief Executive Officer whom the Company has determined to be its Chief Operating Decision Maker. The Company continues to operate as a single operating segment and derives its revenues from seven principal product categories.
Product Information
The following table presents net sales from external customers for the Company's seven principal product categories (in millions):

Net Sales	2015	2014	2013
ICD Systems	$1,582	$1,746	$1,741
Atrial Fibrillation Products	1,096	1,044	957
Pacemaker Systems	941	1,047	1,042
Vascular Products	716	709	704
Structural Heart Products	595	639	631
Neuromodulation Products	475	437	426
Thoratec Products	136	—	—
Net sales	$5,541	$5,622	$5,501
On January 13, 2016, the Company announced that it would change its sales reporting starting in 2016 to closely align with how it will manage the business in five key areas: Heart Failure, Atrial Fibrillation, Neuromodulation, Cardiovascular Disease and Traditional Cardiac Rhythm Management. The Company’s sales results were managed on the basis of its existing product categories through 2015, with the intention that sales reporting be managed under the new classification once it is fully effective in the first quarter of 2016.
The Company had no individual customer that represented 10 percent or more of its consolidated net sales during 2015, 2014 or 2013.
Geographic Information
The following table presents net sales by significant country based on customer location (in millions):

Net Sales	2015	2014	2013
United States	$2,838	$2,657	$2,596
Japan	456	526	567
Other foreign countries	2,247	2,439	2,338
Net sales	$5,541	$5,622	$5,501
The amounts for long-lived assets by significant country include net property, plant and equipment by physical location of the asset as follows (in millions):

Long-Lived Assets	January 2, 2016	January 3, 2015	December 28, 2013
United States	$1,011	$1,005	$1,045
Other foreign countries	309	338	365
Total long-lived assets	$1,320	$1,343	$1,410

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
(in millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter

Fiscal Year 2015:
Net sales	$1,345	$1,410	$1,339	$1,447
Gross profit	950	986	914	946
Net earnings attributable to St. Jude Medical, Inc.	262	290	215	113
Basic net earnings per share attributable to St. Jude Medical, Inc.	$0.93	$1.03	$0.76	$0.40
Diluted net earnings per share attributable to St. Jude Medical, Inc.	$0.91	$1.02	$0.75	$0.39

Fiscal Year 2014:
Net sales	$1,363	$1,448	$1,372	$1,439
Gross profit	980	1,015	960	1,014
Net earnings attributable to St. Jude Medical, Inc.	249	270	238	245
Basic net earnings per share attributable to St. Jude Medical, Inc.	$0.88	$0.95	$0.83	$0.86
Diluted net earnings per share attributable to St. Jude Medical, Inc.	$0.86	$0.93	$0.82	$0.84

During the first, second, third and fourth quarters of 2015, the Company recognized after-tax (benefits) charges of ($17 million), ($20 million), $43 million and $166 million, respectively, in its Net earnings attributable to St. Jude Medical, Inc. These charges (benefits) primarily related to acquisition-related charges (benefits), restructuring charges, intangible asset impairment charges and product field action costs and litigation costs, partially offset by discrete tax (benefits) charges and insurance recoveries. See Notes 2, 8, 9 and 11 for further information.

During the first, second, third and fourth quarters of 2014, the Company recognized after-tax charges of $25 million, $21 million, $39 million and $65 million, respectively, in its Net earnings attributable to St. Jude Medical, Inc. These charges primarily related to restructuring charges, acquisition-related charges, intangible asset impairment charges, product field action costs and litigation costs and legal settlement expenses, partially offset by income tax benefits for discrete income tax adjustments and a favorable legal settlement. See Notes 2, 8, 9 and 11 for further information.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934) as of January 2, 2016. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of and for the year ended January 2, 2016.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of January 2, 2016. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of January 2, 2016 excluded Thoratec Corporation, which was acquired by the Company in October 2015 in a purchase business combination. Thoratec Corporation is a wholly-owned subsidiary of the Company whose total assets and total net sales represented less than 35% of consolidated total assets and less than 3% of consolidated net sales, respectively, of the Company as of and for the year ended January 2, 2016. As permitted by guidelines established by the Securities and Exchange Commission, companies are allowed to exclude certain acquisitions from their assessments of internal control over financial reporting during the first year of an acquisition while integrating the acquired companies. Our internal control over financial reporting as of January 2, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of January 2, 2016.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended January 2, 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the captions Proposal to Elect Directors, Director Qualifications, Director Nomination Process, Director Independence and Audit Committee Financial Literacy and Expertise, Committees of the Board of Directors and Section 16(a) Beneficial Ownership Reporting Compliance in St. Jude Medical’s Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference. The information set forth under the caption Executive Officers of the Registrant in Part I, Item 1 of this Form 10-K is incorporated herein by reference.

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
The information set forth under the captions Compensation of Directors, Director Compensation Table, Executive Compensation and Compensation Committee Interlocks and Insider Participation in St. Jude Medical’s Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions Share Ownership of Management and Directors and Certain Beneficial Owners and Equity Compensation Plan Information in St. Jude Medical Inc.’s Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the captions Related Person Transactions and Director Independence and Audit Committee Financial Literacy and Expertise in St. Jude Medical’s Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm in St. Jude Medical’s Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this Report		Page
	(1)	Financial Statements
		Reports of Independent Registered Public Accounting Firm	49
		Consolidated Statements of Earnings – Fiscal Years ended January 2, 2016, January 3, 2015 and December 28, 2013	51
		Consolidated Statements of Comprehensive Income – Fiscal Years ended January 2, 2016, January 3, 2015 and December 28, 2013	52
		Consolidated Balance Sheets – January 2, 2016 and January 3, 2015	53
		Consolidated Statements of Shareholders’ Equity – Fiscal Years ended January 2, 2016, January 3, 2015 and December 28, 2013	54
		Consolidated Statements of Cash Flows – Fiscal Years ended January 2, 2016, January 3, 2015 and December 29, 2012	55
		Notes to the Consolidated Financial Statements	56
	(2)	Financial Statement Schedules
		Schedule II – Valuation and Qualifying Accounts	99
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

4.7
Fifth Supplemental Indenture, dated as of September 23, 2015, between the Company and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to St. Jude Medical’s Current Report on Form 8-K filed on September 23, 2015.

10.1
Form of Indemnification Agreement that St. Jude Medical has entered into with executive officers is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Annual Report on Form 10-K for the year ended January 1, 2011.*

10.2
Form of Indemnification Agreement that St. Jude Medical has entered into with directors is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Annual Report on Form 10-K for the year ended January 1, 2011.*

10.3	St. Jude Medical, Inc. Amended and Restated Management Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on May 8, 2015. *

10.4	St. Jude Medical, Inc. Management Savings Plan, as amended and restated effective January 1, 2016. *#

10.5
St. Jude Medical, Inc. 2007 Employee Stock Purchase Plan, as amended effective August 1, 2013, is incorporated by reference to Exhibit 10.2 to St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013. *

Exhibit	Exhibit Index

10.6
St. Jude Medical, Inc. 2002 Stock Plan, as amended and restated (2014) is incorporated by reference to Exhibit 10.11 to St. Jude Medical's Annual Report on Form 10-K for the year ended January 3, 2015. *

10.7
Form of Non-Qualified Stock Option Agreement (amended 2011) and related Notice of Non-Qualified Stock Option Grant under the St. Jude Medical, Inc. 2002 Stock Plan, as amended, is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011.*

10.8
St. Jude Medical, Inc. 2006 Stock Plan, as amended and restated (2014) is incorporated by reference to Exhibit 10.13 to St. Jude Medical's Annual Report on Form 10-K for the year ended January 3, 2015. *

10.9
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (amended 2011) and related Notice of Non-Qualified Stock Option Grant for options granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.2 to St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.10
Form of Non-Qualified Stock Option Agreement for Employees (amended 2011) and the related Notice of Non-Qualified Stock Option Grant for options granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.3 of St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011.*

10.11
Form of Non-Qualified Stock Option Agreement (amended 2011) and related Notice of Non-Qualified Stock Option Grant for options granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.4 of St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.12
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (amended 2011) and related Notice of Non-Qualified Stock Option Grant for options granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.5 of St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.13
Form of Restricted Stock Award Agreement (amended 2011) and related Restricted Stock Award Certificate for restricted stock granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.6 to St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.14
Form of Restricted Stock Units Award Agreement (amended 2011) and related Restricted Stock Units Award Certificate for restricted stock units granted prior to December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, is incorporated by reference to Exhibit 10.7 to St. Jude Medical's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011. *

10.15
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.21 of St. Jude Medical, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012. *

Exhibit	Exhibit Index

10.16
Form of Non-Qualified Stock Option Agreement for Employees and the related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2006 Stock Plan is incorporated by reference to Exhibit 10.22 of St. Jude Medical, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012. *

10.17
St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended and restated (2014) is incorporated by reference to Exhibit 10.22 to St. Jude Medical's Annual Report on Form 10-K for the year ended January 3, 2015. *

10.18
Form of Non-Qualified Stock Option Agreement (Global) and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan is incorporated by reference to Exhibit 10.24 of St. Jude Medical, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012.*

10.19
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan is incorporated by reference to Exhibit 10.25 of St. Jude Medical, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012. *

10.20
Form of Restricted Stock Award Agreement and related Restricted Stock Award Certificate for restricted stock granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan is incorporated by reference to Exhibit 10.26 of St. Jude Medical, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012. *

10.21
Form of Restricted Stock Units Award Agreement (Global) and related Restricted Stock Units Award Certificate for restricted stock units granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan is incorporated by reference to Exhibit 10.27 of St. Jude Medical, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012. *

10.22
Form of Severance Agreement between St. Jude Medical, Inc. and executive officers hired prior to December 10, 2012 is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on January 7, 2009. *

10.23
Form of First Amendment to Severance Agreement between St. Jude Medical, Inc. and executive officers hired prior to December 10, 2012 is incorporated by reference to Exhibit 10.1 to St. Jude Medical, Inc.'s Current Report on Form 8-K filed on December 14, 2015. *

10.24
Form of Severance Agreement between St. Jude Medical, Inc. and executive officers hired on or after December 10, 2012 is incorporated by reference to Exhibit 10.35 to St. Jude Medical’s Annual Report on Form 10-K filed for the year ended December 29, 2012. *

10.25	St. Jude Medical, Inc. Executive Severance Plan, effective January 1, 2016, is incorporated by reference to Exhibit 10.2 to St. Jude Medical's Current Report on Form 8-K filed on December 14, 2015. *

10.26
Five-Year $2,600,000,000 Term Loan Agreement dated as of August 21, 2015 among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and Lender, and the other Lenders party thereto, is incorporated by reference to Exhibit 10.1 to St. Jude Medical's Current Report on Form 8-K filed on August 24, 2015.

10.27
Amendment No. 1 to Five-Year $2,600,000,000 Term Loan Agreement dated as of February 19, 2016 among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and Lender, and the other Lenders party thereto. #

Exhibit	Exhibit Index

10.28
Multi-Year $1,500,000,000 Credit Agreement dated as of August 21, 2015 among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, and the other Lenders party thereto, is incorporated by reference to Exhibit 10.2 to St. Jude Medical's Current Report on Form 8-K filed on August 24, 2015.

10.29
Amendment No. 1 to Multi-Year $1,500,000,000 Credit Agreement dated as of February 19, 2016 among St. Jude Medical, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer and Lender, and the other Lenders party thereto. #

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

101
Financial statements from the Annual Report on Form 10-K of St. Jude Medical, Inc. for the year ended January 2, 2016, formatted in XBRL: (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
#	Filed as an exhibit to this Annual Report on Form 10-K.

(b)	Exhibits: Reference is made to Item 15(a)(3).

(c)	Schedules:
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Expense	Deductions Write-offs (1)	Other (2)	Balance at End of Year
Allowance for doubtful accounts:
Fiscal year ended
January 2, 2016	$53	$9	$(10)	$(6)	$46
January 3, 2015	$45	$14	$(6)	$—	$53
December 28, 2013	$47	$14	$(16)	$—	$45

Description	Balance at Beginning of Year	Additions	Deductions	Other (3)	Balance at End of Year
Valuation allowance - Deferred tax assets:
Fiscal year ended
January 2, 2016	$400	$277	$(349)	$9	$337
January 3, 2015	$368	$44	$(13)	$1	$400
December 28, 2013	$228	$140	$(7)	$7	$368

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Primarily represents the effects of changes in foreign currency translation.

(3)	Primarily represents the effects of changes in foreign currency translation and tax adjustments for changes in statutory tax rates.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JUDE MEDICAL, INC.

Date:	February 23, 2016	By:	/s/ MICHAEL T. ROUSSEAU
Michael T. Rousseau
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 23rd day of February, 2016.

/s/ MICHAEL T. ROUSSEAU	President and Chief Executive Officer
Michael T. Rousseau	(Principal Executive Officer)

/s/ DONALD J. ZURBAY	Vice President, Finance and Chief Financial Officer
Donald J. Zurbay	(Principal Financial and Accounting Officer)

*	Executive Chairman of the Board
Daniel J. Starks

*	Director
John W. Brown

*	Director
Richard R. Devenuti

*	Director
David C. Dvorak

*	Director
Stuart M. Essig

*	Director
Barbara B. Hill

*	Director
Michael A. Rocca

*	Director
Stefan K. Widensohler

*	Director
Wendy L. Yarno

* By: /s/ JASON A. ZELLERS
Jason A. Zellers
Attorney-in-Fact