Form 10-Q
period 2016-04-02
ST JUDE MEDICAL INC
filed 2016-05-04
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2016 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.
Commission File Number: 1-12441
ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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

The number of shares of common stock, par value $0.10 per share, outstanding on April 29, 2016 was 284,277,432.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net sales	$1,448	$1,345
Cost of sales:
Cost of sales before special charges	484	393
Special charges	3	2
Total cost of sales	487	395
Gross profit	961	950
Selling, general and administrative expense	491	430
Research and development expense	188	167
Amortization of intangible assets	46	24
Special charges	8	4
Operating profit	228	325
Interest income	(1)	(1)
Interest expense	40	21
Other (income) expense	53	(3)
Other expense, net	92	17
Earnings before income taxes and noncontrolling interest	136	308
Income tax expense	41	52
Net earnings before noncontrolling interest	95	256
Less: Net loss attributable to noncontrolling interest	—	(6)
Net earnings attributable to St. Jude Medical, Inc.	$95	$262

Net earnings per share attributable to St. Jude Medical, Inc.:
Basic	$0.33	$0.93
Diluted	$0.33	$0.91
Cash dividends declared per share:	$0.31	$0.29
Weighted average shares outstanding:
Basic	283.5	283.0
Diluted	286.4	287.1
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net earnings before noncontrolling interest	$95	$256
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale securities, net of tax (expense) benefit of ($1)	—	1
Unrealized gain (loss) on derivative financial instruments, net of tax (expense) benefit of $15 and ($5), respectively	(30)	29
Foreign currency translation adjustment	48	(127)
Other comprehensive income (loss), net of tax	18	(97)
Total comprehensive income before noncontrolling interest	113	159
Total comprehensive loss attributable to noncontrolling interest	—	(6)
Total comprehensive income attributable to St. Jude Medical, Inc.	$113	$165
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share amounts)
(Unaudited)

	April 2, 2016	January 2, 2016
ASSETS
Current Assets
Cash and cash equivalents	$325	$667
Accounts receivable, less allowance for doubtful accounts of $46 at April 2, 2016 and January 2, 2016	1,260	1,237
Finished goods	566	609
Work in process	116	102
Raw materials	249	198
Inventories	931	909
Other current assets	287	269
Total current assets	2,803	3,082
Property, plant and equipment, at cost	2,823	2,767
Less: Accumulated depreciation	(1,499)	(1,447)
Net property, plant and equipment	1,324	1,320
Goodwill	5,676	5,651
Intangible assets, net	2,188	2,226
Other assets	561	621
TOTAL ASSETS	$12,552	$12,900
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$467	$1,163
Accounts payable	288	201
Income taxes payable	—	201
Other current liabilities	875	901
Total current liabilities	1,630	2,466
Long-term debt	5,591	5,229
Other liabilities	1,232	1,163
Total liabilities	8,453	8,858
Commitments and Contingencies (Note 3)	—	—
Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 283,873,898 and 283,450,374 shares issued and outstanding at April 2, 2016 and January 2, 2016, respectively)	28	28
Additional paid-in capital	180	148
Retained earnings	4,218	4,211
Accumulated other comprehensive income (loss)	(327)	(345)
Total shareholders’ equity	4,099	4,042
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,552	$12,900

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Three Months Ended	April 2, 2016	April 4, 2015
OPERATING ACTIVITIES
Net earnings before noncontrolling interest	$95	$256
Adjustments to reconcile net earnings before noncontrolling interest to net cash from operating activities:
Depreciation of property, plant and equipment	57	54
Amortization of intangible assets	46	24
Stock-based compensation	33	17
Deferred income taxes	(1)	(13)
Other, net	95	(32)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	3	(47)
Inventories	(36)	(46)
Other current and noncurrent assets	(45)	2
Accounts payable and accrued expenses	170	(6)
Income taxes payable	(267)	25
Net cash provided by operating activities	150	234
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(61)	(33)
Business combination payments, net of cash acquired	(9)	—
Other investing activities, net	(1)	(1)
Net cash used in investing activities	(71)	(34)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued, net	(1)	38
Excess tax benefits from stock issued under employee stock plans	1	5
Common stock repurchased, including related costs	—	(500)
Dividends paid	(82)	(77)
Issuances (payments) of commercial paper borrowings, net	(225)	390
Proceeds from debt	500	—
Payments of debt	(626)	(750)
Other financing activities, net	2	(6)
Net cash provided by (used in) financing activities	(431)	(900)
Effect of currency exchange rate changes on cash and cash equivalents	10	(47)
Net increase (decrease) in cash and cash equivalents	(342)	(747)
Cash and cash equivalents at beginning of period	667	1,442
Cash and cash equivalents at end of period	$325	$695
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION
Principles of Consolidation: The accompanying unaudited Condensed Consolidated Financial Statements of St. Jude Medical, Inc. (St. Jude Medical or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (U.S. generally accepted accounting principles) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s consolidated results of operations, financial position and cash flows. The Condensed Consolidated Balance Sheet at January 2, 2016 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, and other entities for which St. Jude Medical has a controlling financial interest.

Effective January 1, 2016, the Company's Board of Directors appointed a new President and Chief Executive Officer whom the Company has determined to be its Chief Operating Decision Maker. During the first quarter of 2016, the Company changed its sales reporting to closely align with how it manages the business in five key areas: Heart Failure, Traditional Cardiac Rhythm Management, Cardiovascular, Atrial Fibrillation and Neuromodulation. The Company continues to operate as a single operating segment.

Reclassifications: Certain prior period amounts have been reclassified to conform to current year presentation.

Fiscal Year: We utilize a 52/53-week fiscal year ending on the Saturday nearest December 31st. Each of the three-month periods ended April 2, 2016 and April 4, 2015 included 13 weeks.

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
The Company adopted this ASU in the quarter ended April 2, 2016, using the modified retrospective method. The adoption did not have a material impact on the Company's results of operations or financial position.

ASU No. 2015-05, Intangibles--Goodwill and Other--Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement	The standard provides guidance to customers about how to account for cloud computing arrangements when such arrangements include software licenses.	Annual and interim periods beginning after December 15, 2015, with either prospective or retrospective application permitted. Early adoption is permitted.	The Company adopted this ASU in the quarter ended April 2, 2016, using the prospective method. The adoption did not have a material impact on the Company's results of operations or financial position.

ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory	The standard requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value.	Annual and interim periods beginning after December 15, 2016, with prospective application required. Early adoption is permitted.	The Company adopted this ASU in the quarter ended April 2, 2016. The adoption did not have a material impact on the Company's results of operations or financial position.

ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes	The standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.	Annual and interim periods beginning after December 15, 2016, with either prospective or retrospective application permitted. Early adoption is permitted.
The Company adopted this ASU as of April 2, 2016 using retrospective application. Refer to Note 7 for a discussion of the impact on the Company's previously reported financial position. The adoption of this standard did not impact the Company's results of operations.

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
Refer to ASU No. 2015-14 regarding the adoption timing. Either retrospective or modified retrospective application is permitted.
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

ASU No. 2016-02, Leases (Topic 842)
Among other things, the standard requires recognition of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position for virtually all leases where we are the lessee.

	Annual and interim periods beginning after December 15, 2018, with modified retrospective application required. Early adoption is permitted.	The Company is evaluating the timing of adoption and the potential impact to its results of operations and financial position.

ASU No. 2016-09, Compensation--Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
The areas for simplification in this standard involve several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.

Annual and interim periods beginning after December 15, 2016, with certain aspects requiring modified retrospective transition, retrospective application, and/or prospective application. Early adoption is permitted if all aspects are adopted simultaneously.

The Company is evaluating the timing of adoption and the potential impact to its results of operations, financial position and cash flows.

ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing
Among other things, the standard clarifies the principle for determining whether a good or service is “separately identifiable” from other promises in the contract and, therefore, should be accounted for separately. It also clarifies that entities are not required to identify promised goods or services that are immaterial in the context of the contract.

Refer to ASU No. 2015-14 regarding the adoption timing. Either retrospective or modified retrospective application is permitted.
The Company plans to adopt this ASU for interim and annual periods beginning after December 15, 2017. The Company is evaluating its approach to the adoption and the potential impact to its results of operations and financial position.

NOTE 2 – DEBT
The carrying value of the Company’s debt, including debt issuance costs, discounts or premiums consisted of the following (in millions):

	April 2, 2016	January 2, 2016
Term Loan Due 2020	$2,468	$2,093
2016 Senior Notes	—	500
2018 Senior Notes	497	496
2020 Senior Notes	496	496
2023 Senior Notes	892	892
2025 Senior Notes	494	494
2043 Senior Notes	689	689
Yen-denominated Senior Notes Due 2017	72	68
Yen-denominated Senior Notes Due 2020	113	106
Yen-denominated credit facilities	58	54
Commercial paper borrowings	279	504
Total debt	6,058	6,392
Less: current debt obligations	467	1,163
Long-term debt	$5,591	$5,229
Contractual maturities of the Company's debt for the next five fiscal years and thereafter, excluding any debt issuance costs, discounts or premiums, as of April 2, 2016 were as follows (in millions):

	Remainder of 2016	2017	2018	2019	2020	After 2020
Future minimum principal payments	$406	$231	$598	$260	$2,501	$2,100
During the first quarter of 2016, the Company repaid its $500 million principal amount of 5-year, 2.500% unsecured senior notes due 2016, made net commercial paper payments of $225 million and drew the remaining $500 million of its 5-year, $2.6 billion term loan due 2020 (Term Loan Due 2020) to refinance existing indebtedness and for general corporate purposes. The Company also made its first quarterly principal payment of $26 million and prepaid an additional $100 million on its Term Loan Due 2020. Additionally, the Company's yen-denominated credit facility that expired in March 2016 for 3.25 billion Japanese Yen (the equivalent of $29 million as of April 2, 2016) was automatically extended for a one-year period bearing interest at Yen LIBOR plus 0.250%.

NOTE 3 – COMMITMENTS AND CONTINGENCIES
Product Liability Litigation
Riata® Litigation:  The Company is financially responsible for legal costs incurred in the continued defense of the product liability claims relating to Riata® and Riata ST silicone defibrillation leads, including any potential settlements, judgments and other legal defense costs. The Company believes that a material loss in excess of the accrued amount is remote.

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

Regulatory Matters

The U.S. Food and Drug Administration (FDA) inspected the Company’s manufacturing facility in Atlanta, Georgia, where the Company manufactures its CardioMEMS™ HF system, at various times between June 8 to June 26, 2015. On July 6, 2015, the FDA issued a Form 483 identifying certain observed non-conformity with current Good Manufacturing Practice at the facility. Following the receipt of the Form 483, the Company provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address the FDA’s observations of non-conformity. The Company subsequently received a warning letter dated September 30, 2015 from the FDA relating to these non-conformities. The warning letter is specific to the Atlanta facility and does not impact any of the Company’s other manufacturing facilities. The warning letter does not identify any specific concerns regarding the performance of, or indicate the need for any field or other action regarding, the CardioMEMS™HF system product or any other St. Jude Medical product and acknowledges the actions already taken by the Company to address the observations. Since the completion of the FDA inspection, the Company has provided and will continue to provide the FDA with regular monthly updates. The Company has completed all necessary actions to remediate the FDA’s observations for the Atlanta facility and has fully integrated this former CardioMEMS stand-alone facility into St. Jude Medical’s quality systems. As of December 2015, the Atlanta FDA district office has been notified that all actions have been completed and the Company is now in a waiting period until the next FDA inspection, expected during the summer of 2016. The Company will continue manufacturing and shipping product from the Atlanta facility, and customer orders are not expected to be impacted while the Company works to resolve the FDA’s concerns. The Company takes these matters seriously, will respond timely and fully to the FDA’s requests, and believes that the FDA’s concerns have been resolved without a material impact on the Company’s financial results.
Product Warranties
The Company offers a warranty on various products, the most significant of which relate to tachycardia implantable cardioverter defibrillator (ICD) and pacemaker systems. The Company estimates the costs it expects to incur under its warranties and records a liability for such costs at the time the product is sold. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company regularly assesses the adequacy of its warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product warranty liability during the three months ended April 2, 2016 and April 4, 2015 were as follows (in millions):

	Three Months Ended
	April 2, 2016	April 4, 2015
Balance at beginning of period	$31	$35
Warranty expense (benefit) recognized	(1)	(2)
Warranty credits issued	(4)	(1)
Balance at end of period	$26	$32

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

2016 Initiatives
During the fourth quarter of 2015, the Company initiated restructuring activities to drive cross-functional synergies (the 2016 Initiatives). The 2016 Initiatives include enhancing focus on programs that will strengthen its strategic objectives, driving productivity enhancements and incurring costs to fully integrate its recent acquisitions. During 2015, the Company incurred charges of $34 million primarily related to severance and other termination benefits.

During the first quarter of 2016, the Company incurred additional charges of $24 million related to severance and other termination benefits, contract termination costs and fixed asset write-offs, primarily associated with the closure of legacy Thoratec Corporation (Thoratec) facilities as the Company continues to integrate the acquisition. The Company currently expects to incur approximately $30 million to $35 million during the remainder of 2016 to complete the plan, but may incur additional charges in future periods.
A summary of the activity related to the 2016 Initiatives accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at January 3, 2015	$—	$—	$—	$—	$—
Cost of sales special charges	9	1	1	1	12
Special charges	22	—	—	—	22
Non-cash charges used	—	(1)	(1)	—	(2)
Cash payments	(2)	—	—	(1)	(3)
Balance at January 2, 2016	29	—	—	—	29
Cost of sales special charges	—	2	1	1	4
Special charges	11	—	4	5	20
Non-cash charges used	—	(2)	(5)	—	(7)
Cash payments	(32)	—	—	(5)	(37)
Balance at April 2, 2016	$8	$—	$—	$1	$9

Manufacturing and Supply Chain Optimization Plan

During 2014, the Company initiated the Manufacturing and Supply Chain Optimization Plan to leverage economies of scale, streamline distribution methods, drive process improvements through global synergies, balance plant utilization levels, centralize certain vendor relationships and reduce overall costs. During 2015, the Company incurred charges of $78 million primarily related to severance and other termination benefits, contract termination costs and fixed asset write-offs. These costs included charges associated with the elimination of certain operational, quality and hardware development activities at a research and development facility, continued exit costs related to a facility closure in the United States and software development assets no longer expected to be utilized.

During the first quarter of 2016, the Company incurred additional charges of $1 million primarily related to continued exit costs associated with a facility closure in the United States. Material charges are not expected in future periods as the Manufacturing and Supply Chain Optimization Plan is now complete.

A summary of the activity related to the Manufacturing and Supply Chain Optimization Plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at January 3, 2015	$14	$—	$—	$6	$20
Cost of sales special charges	4	3	15	7	29
Special charges	20	—	—	29	49
Non-cash charges used	—	(3)	(15)	—	(18)
Cash payments	(27)	—	—	(35)	(62)
Balance at January 2, 2016	11	—	—	6	17
Cost of sales special charges	—	—	—	1	1
Cash payments	(3)	—	—	(6)	(9)
Balance at April 2, 2016	$8	$—	$—	$1	$9
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
During the first quarter of 2016, the Company reassessed the remaining accrual balance and determined that some of the previously recorded accrual balances were no longer necessary. No additional charges are expected in future periods as the 2012 Business Realignment Plan is now complete.

A summary of the activity related to the 2012 Business Realignment Plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at January 3, 2015	$26	$—	$—	$12	$38
Cost of sales special charges	2	3	—	—	5
Special charges	2	—	2	5	9
Non-cash charges used	—	(3)	(2)	—	(5)
Cash payments	(25)	—	—	(10)	(35)
Foreign exchange rate impact	(2)	—	—	—	(2)
Balance at January 2, 2016	3	—	—	7	10
Cost of sales special charges	—	(1)	—	(1)	(2)
Non-cash charges used	—	1	—	—	1
Balance at April 2, 2016	$3	$—	$—	$6	$9

Other Special Charges

Legal settlements: During the first quarter of 2016, the Company recognized $19 million of legal settlement gains related to two separate legal cases. These gains were partially offset by a $2 million contingent loss related to a litigation matter that the Company now believes is probable and estimable.

During the first quarter of 2015, the Company recognized $10 million in insurance recoveries as a special benefit in connection with the March 2010 Securities Class Action Litigation.

Product field action costs and litigation costs: During the first quarter of 2016 and 2015, the Company recognized approximately $3 million and $5 million, respectively, of litigation charges for expected future probable and estimable legal costs associated with outstanding legal matters related to the Company's product field actions. Charges in excess of the amounts accrued are reasonably possible and depend on a number of factors, such as the type of claims received and the cost to defend. Partially offsetting the first quarter 2015 special charge, the Company recognized a $2 million benefit in cost of sales special charges for salvaged inventory components related to an advisory action initiated in 2014.

Other restructuring-related charges: The Company also recognized other restructuring-related charges of $2 million during the first quarter of 2016.

NOTE 5 – NET EARNINGS PER SHARE
The table below sets forth the computation of basic and diluted net earnings per share attributable to St. Jude Medical, Inc. (in millions, except per share amounts):

	Three Months Ended
	April 2, 2016	April 4, 2015
Numerator:
Net earnings attributable to St. Jude Medical, Inc.	$95	$262
Denominator:
Basic weighted average shares outstanding	283.5	283.0
Dilution associated with stock-based compensation plans	2.9	4.1
Diluted weighted average shares outstanding	286.4	287.1
Basic net earnings per share attributable to St. Jude Medical, Inc.	$0.33	$0.93
Diluted net earnings per share attributable to St. Jude Medical, Inc.	$0.33	$0.91

Anti-dilutive shares of common stock excluded from diluted net earnings per share attributable to St. Jude Medical, Inc.	8.4	4.1

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND SUPPLEMENTAL EQUITY INFORMATION
The tables below present the changes in each component of accumulated other comprehensive income, net of tax, including other comprehensive income and reclassifications out of accumulated other comprehensive income into net earnings for the three months ended April 2, 2016 and April 4, 2015, respectively (in millions):

	Unrealized
	Gain (Loss) On	Unrealized	Foreign	Accumulated
	Available-for-	Gain (Loss) On	Currency	Other
For the three months ended April 2, 2016	sale Securities	Derivative Instruments	translation adjustment	Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as of January 2, 2016	$3	$11	$(359)	$(345)
Other comprehensive income (loss) before reclassifications	—	(26)	48	22
Amounts reclassified to net earnings from accumulated other comprehensive income	—	(4)	—	(4)
Other comprehensive income (loss)	—	(30)	48	18
Accumulated other comprehensive income (loss) as of April 2, 2016	$3	$(19)	$(311)	$(327)

	Unrealized
	Gain (Loss) On	Unrealized	Foreign	Accumulated
	Available-for-	Gain (Loss) On	Currency	Other
For the three months ended April 4, 2015	sale Securities	Derivative Instruments	translation adjustment	Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as of January 3, 2015	$15	$3	$(191)	$(173)
Other comprehensive income (loss) before reclassifications	3	29	(127)	(95)
Amounts reclassified to net earnings from accumulated other comprehensive income	(2)	—	—	(2)
Other comprehensive income (loss)	1	29	(127)	(97)
Accumulated other comprehensive income (loss) as of April 4, 2015	$16	$32	$(318)	$(270)

Income taxes are not provided for foreign translation related to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting items in comprehensive income that are also recorded as part of net earnings.

The following table provides details about reclassifications out of accumulated other comprehensive income and the line items impacted in the Company's Condensed Consolidated Statements of Earnings during the three months ended April 2, 2016 and April 4, 2015, respectively (in millions):

	Amount reclassified from accumulated other comprehensive income
	Three Months Ended
Details about accumulated other comprehensive income components	April 2, 2016	April 4, 2015	Statements of Earnings Classification

Unrealized (gain) loss on available-for-sale securities:
(Gain) loss on sale of available-for-sale securities	$—	$(4)	Other (income) expense
Tax effect	—	2	Income tax expense
Net of tax	$—	$(2)

Unrealized (gain) loss on derivative financial instruments:
(Gain) loss recognized on derivative financial instruments	$(6)	$—	Cost of sales
Tax effect	2	—	Income tax expense
Net of tax	$(4)	$—

The Company's realized (gains) and losses on its available-for-sales securities and derivative financial instruments are computed using the specific identification method.

Supplemental Equity Information

On February 19, 2016, the Company's Board of Directors authorized a cash dividend of $0.31 per share which was paid on April 29, 2016 to shareholders of record as of March 31, 2016.
On January 13, 2015, the Company authorized a share repurchase program of up to $500 million of its outstanding common stock. The Company began repurchasing shares on January 30, 2015. From January 30, 2015 through March 2, 2015, the Company repurchased approximately 7.5 million shares for $500 million at an average repurchase price of $66.96 per share.
The supplemental equity schedules below present changes in the Company's noncontrolling interest and total shareholders' equity for the three months ended April 2, 2016 and April 4, 2015, respectively (in millions):

	Total
	Shareholders'
	Equity
	Before		Total
	Noncontrolling	Noncontrolling	Shareholders'
For the three months ended April 2, 2016	Interest	Interest	Equity
Balance at January 2, 2016	$4,042	$—	$4,042
Net earnings	95	—	95
Other comprehensive income (loss)	18	—	18
Cash dividends declared	(88)	—	(88)
Stock-based compensation	33	—	33
Tax shortfall from stock plans	(1)	—	(1)
Balance at April 2, 2016	$4,099	$—	$4,099

	Total
	Shareholders'
	Equity
	Before		Total
	Noncontrolling	Noncontrolling	Shareholders'
For the three months ended April 4, 2015	Interest	Interest	Equity
Balance at January 3, 2015	$4,199	$45	$4,244
Net earnings	262	(6)	256
Other comprehensive income (loss)	(97)	—	(97)
Cash dividends declared	(81)	—	(81)
Repurchases of common stock	(500)	—	(500)
Stock-based compensation	17	—	17
Common stock issued under employee stock plans and other, net	38	—	38
Tax benefit from stock plans	5	—	5
Balance at April 4, 2015	$3,843	$39	$3,882

NOTE 7 – INCOME TAXES
As of April 2, 2016, the Company had $400 million accrued for uncertain tax positions, all of which would affect the Company’s effective tax rate if recognized. Additionally, the Company had $63 million accrued for gross interest and penalties as of April 2, 2016. At January 2, 2016, the liability for uncertain tax positions was $338 million and the accrual for gross interest and penalties was $58 million.
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

The Company's effective income tax rate was 30.1% and 16.9% for the first quarter of 2016 and 2015, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete income tax factors and events. During the three months ended April 2, 2016, special charges, acquisition-related costs, other-than-temporary impairments and discrete income tax items unfavorably impacted the effective rate by 18.0 percentage points.

During the first quarter of 2016, the European Commission concluded that decisions by the tax authorities in Belgium regarding corporate income taxes paid under certain excess profit rulings, including the ruling previously granted to one of the Company’s subsidiaries, did not comply with European Union rules on state aid. Based on the applicability of this conclusion to the Company's 2009 through 2014 tax returns in Belgium, the Company recorded a liability of 45 million Euros ($52 million as of April 2, 2016) including interest during the first quarter of 2016 to reserve for this uncertain tax position.

As discussed in Note 1, the Company adopted ASU No. 2015-17 in light of the process simplification provided by the ASU. As a result, the January 2, 2016 balances of deferred tax assets and deferred tax liabilities previously reported were impacted as follows (in millions):

	January 2, 2016
	Previously
	Reported	Impact	As Adopted
Deferred income taxes (within Other current assets)	$264	$(264)	$—
Other current assets (excluding Deferred income taxes)	188	81	269
Deferred income taxes (within Other assets)	132	19	151
Other current liabilities	(517)	7	(510)
Deferred income taxes (within Other liabilities)	(738)	157	(581)
In conjunction with the adoption of this ASU, the Company reclassified $81 million of remaining other current tax assets to other current assets to conform to the 2016 presentation.

NOTE 8 – FAIR VALUE MEASUREMENTS
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
The following table summarizes the components of the balance of the Company’s available-for-sale securities at April 2, 2016 and January 2, 2016 (in millions):

	April 2, 2016	January 2, 2016
Adjusted cost	$4	$5
Gross unrealized gains	5	6
Gross unrealized losses	—	(1)
Fair value	$9	$10
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
A summary of assets and liabilities measured at fair value on a recurring basis at April 2, 2016 and January 2, 2016 is as follows (in millions):

	Balance Sheet Classification	April 2, 2016	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$55	$55	$—	$—
Available-for-sale securities	Other current assets	9	9	—	—
Trading securities	Other assets	294	294	—	—
Total assets		$358	$358	$—	$—

Liabilities
Foreign currency forward contracts	Other current liabilities	$28	$—	$28	$—
Contingent consideration	Other liabilities	36	—	—	36
Foreign currency forward contracts	Other liabilities	8	—	8	—
Total liabilities		$72	$—	$36	$36

	Balance Sheet Classification	January 2, 2016	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$273	$273	$—	$—
Available-for-sale securities	Other current assets	10	10	—	—
Foreign currency forward contracts	Other current assets	14	—	14	—
Trading securities	Other assets	302	302	—	—
Foreign currency forward contracts	Other assets	2	—	2	—
Total assets		$601	$585	$16	$—

Liabilities
Contingent consideration	Other current liabilities	$118	$—	$—	$118
Foreign currency forward contracts	Other current liabilities	6	—	6	—
Contingent consideration	Other liabilities	33	—	—	33
Foreign currency forward contracts	Other liabilities	3	—	3	—
Total liabilities		$160	$—	$9	$151

The recurring Level 3 fair value measurements of the Company's contingent consideration liabilities include the following significant unobservable inputs (in millions):

Contingent Consideration Liabilities	Fair Value as of April 2, 2016	Valuation Technique	Unobservable Input	Value or Range

Spinal Modulation revenue-based milestones and earn-outs	$6	Monte Carlo Simulation	Discount Rates	0.9%	-	16.0%
			Expected Revenue Volatility			25.0%
			Projected Years of Payments	2017, 2018

Nanostim, Inc. (Nanostim) revenue-based milestones	2	Probability Weighted Discounted Cash Flow	Discount Rate			5.0%
			Probability of Payments			10.0%
			Projected Years of Payments	2017, 2018

Assumed from Thoratec regulatory-based and revenue-based milestones	28	Probability Weighted Discounted Cash Flow	Discount Rate			4.9%
			Probabilities of Payments	—%	-	90.0%
			Projected Years of Payments	2017	-	2020
Total contingent consideration liabilities	$36

Additionally, the following table provides a reconciliation of the beginning and ending balances of the Company's recurring Level 3 fair value measurements (in millions):

	Nanostim	Spinal Modulation	Assumed from Thoratec	Total
Balance as of January 3, 2015	$50	$—	$—	$50
Initial fair value measurement of contingent consideration	—	155	—	155
Liabilities assumed from Thoratec acquisition	—	—	33	33
Change in fair value of contingent consideration	(48)	(33)	(6)	(87)
Balance as of January 2, 2016	2	122	27	151
Change in fair value of contingent consideration	—	8	1	9
Transfer out of Level 3 fair value measurement due to contractual settlement	—	(124)	—	(124)
Balance as of April 2, 2016	$2	$6	$28	$36

In April 2016, the Company paid $124 million to settle the contingent consideration liability associated with the Spinal Modulation regulatory-based milestone.
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
Other than the long-lived asset impairment discussed as follows, there were no other material impairments that were measured at fair value on a nonrecurring basis for the three months ended April 2, 2016 or April 4, 2015.
Long-lived assets: During the first quarter of 2016, the Company recognized $5 million of fixed asset write-offs primarily associated with projects abandoned as the Company continues to integrate its recent acquisitions. Additionally, during the first quarter of 2015, the Company recognized $1 million of fixed asset write-offs primarily related to projects abandoned under the realigned structure. Typically the Company measures these assets using independent appraisals, market models and discounted cash flow models. However, as these fixed assets had no alternative future use and therefore no discrete future cash flows, the assets were fully impaired.
Cost method investments: The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other assets and measured at fair value on a nonrecurring basis. The carrying value of these investments was $59 million and $80 million as of April 2, 2016 and January 2, 2016, respectively. During the first quarter of 2016, the Company concluded that adverse regulatory rulings and subsequent operational decisions made by an entity in which the Company had strategic debt and equity investments had an adverse impact on the fair values of those investments. As a result, the Company recognized other-than-temporary impairments of approximately $50 million in other (income) expense in the Condensed Consolidated Statements of Earnings to fully write-down its cost method equity investment and convertible debt investment. The fair value of the Company’s remaining cost method investments was not estimated during the first quarter of 2016 since there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments.
Fair Value Measurements of Other Financial Instruments
The aggregate fair value of the Company’s fixed-rate senior notes at April 2, 2016 (measured using quoted prices in active markets) was $3,402 million compared to the aggregate carrying value of $3,253 million (inclusive of unamortized debt discounts). The fair value of the Company’s variable-rate debt obligations at April 2, 2016 approximated its aggregate $2,805 million carrying value due to the variable interest rate and short-term nature of these instruments. The Company also had $270 million and $393 million of cash equivalents invested in short-term deposits and interest and non-interest bearing bank accounts at April 2, 2016 and January 2, 2016, respectively, the cost basis of which approximated the fair value.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses foreign currency forward contracts, interest rate swaps and interest rate contracts to manage risks generally associated with foreign exchange rate and interest rate fluctuations. The information that follows explains the various types of derivatives financial instruments and how they impacted the Company's financial position and performance.

Cash Flow Hedges

Foreign exchange forward contracts: During 2015, the Company began to enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The Company hedges its exposure to the variability in future cash flows of forecasted transactions for periods of up to 24 months. The dollar equivalent gross notional amount of the Company’s foreign exchange forward contracts designated as cash flow hedges at April 2, 2016 was approximately $970 million. Hedge ineffectiveness recognized in earnings on cash flow hedges during the three months ended April 2, 2016 and April 4, 2015 was not material.

As of April 2, 2016, the Company had a balance of $23 million associated with the after-tax net unrealized loss position related to foreign currency forward contracts recorded in accumulated other comprehensive income. Based on exchange rates as of April 2, 2016, the Company expects to reclassify net losses of approximately $14 million after-tax to earnings over the next 12 months contemporaneously with the earnings effects of the related forecasted transactions (with the impact offset by cash flows from the underlying hedged items).

The following table provides the (gains) losses related to derivative instruments designated as cash flow hedges, including the location in the Condensed Consolidated Statements of Earnings and the Condensed Consolidated Statements of Comprehensive Income (in millions):

		Pre-tax (Gain) Loss Recognized		Ineffective Portion of
	Pre-tax (Gain) Loss	in Earnings on Effective Portion		(Gain) Loss on Derivative
	Recognized in Other	of Derivative as a Result of		and Amount Excluded from
Three	Comprehensive	Reclassification from		Effectiveness Testing
months	Income on Effective	Accumulated Other		Recognized
ended	Portion of Derivative	Comprehensive Income		in Earnings
April 2, 2016	Amount	Amount	Location	Amount	Location
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$39	$(6)	Cost of sales	$—	Cost of sales

		Pre-tax (Gain) Loss Recognized		Ineffective Portion of
	Pre-tax (Gain) Loss	in Earnings on Effective Portion		(Gain) Loss on Derivative
	Recognized in Other	of Derivative as a Result of		and Amount Excluded from
Three	Comprehensive	Reclassification from		Effectiveness Testing
months	Income on Effective	Accumulated Other		Recognized
ended	Portion of Derivative	Comprehensive Income		in Earnings
April 4, 2015	Amount	Amount	Location	Amount	Location
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$(34)	$—	Cost of sales	$—	Cost of sales

Reclassifications from accumulated other comprehensive income into earnings include accumulated (gains) losses on dedesignated hedges at the time earnings are impacted.

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include dedesignated foreign currency forward contracts and foreign currency forward contracts that the Company utilizes to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. The dollar equivalent gross notional amount of these forward contracts not designated as hedging instruments totaled $204 million as of April 2, 2016. The fair value of the Company's outstanding contracts was not material as of April 2, 2016 and January 2, 2016.
The following table provides the (gains) losses related to derivative instruments not designated as hedging instruments, including the location in the Condensed Consolidated Statements of Earnings (in millions):

	(Gain) Loss on Derivatives
	Recognized in Earnings
	Three Months Ended
Derivatives Not Designated as Hedging Instruments	April 2, 2016	April 4, 2015	Location
Foreign currency forward contracts	$3	$(9)	Other (income) expense
The net (gains) losses were almost entirely offset by corresponding net (losses) gains on the foreign currency exposures being managed.
Location and Fair Value Amount of Derivative Instruments
The following table summarizes the fair value of the Company’s derivative instruments and their locations in the Condensed Consolidated Balance Sheets as of April 2, 2016 and January 2, 2016 (in millions):

Fair Value of Derivative Instruments	April 2, 2016	January 2, 2016	Location
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts	$—	$14	Other current assets
	—	2	Other assets
	(28)	(6)	Other current liabilities
	(8)	(3)	Other liabilities
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	—	—	Other current assets
	—	—	Other current liabilities
Total	$(36)	$7
Additional information with respect to the fair values of the Company's derivative instruments is included in Note 8.

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

As of April 2, 2016, St. Jude Medical, Inc. had International Swaps and Derivatives Association agreements with four applicable banks and financial institutions that contain netting provisions.

The following tables provide information as though the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of the netting arrangements with each of the counterparties as of April 2, 2016 and January 2, 2016, respectively (in millions):

Gross Amounts not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
Gross Amount of
Eligible Offsetting
	Gross Amount of	Recognized
	Derivative Assets	Derivative Liabilities
	Presented in the	Presented in the		Net
	Condensed	Condensed	Cash	Amount of
	Consolidated	Consolidated	Collateral	Derivative
Derivatives as of April 2, 2016	Balance Sheet	Balance Sheet	Received	Assets
Derivatives subject to master netting agreements	$—	$—	$—	$—
Derivatives not subject to master netting agreements	—			—
Total	$—	$—	$—	$—

Gross Amounts not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
Gross Amount of
	Gross Amount of	Eligible Offsetting
	Derivative	Recognized
	Liabilities	Derivative Assets
	Presented in the	Presented in the		Net
	Condensed	Condensed	Cash	Amount of
	Consolidated	Consolidated	Collateral	Derivative
Derivatives as of April 2, 2016	Balance Sheet	Balance Sheet	Pledged	Liabilities
Derivatives subject to master netting agreements	$19	$—	$—	$19
Derivatives not subject to master netting agreements	17			17
Total	$36	$—	$—	$36

Gross Amounts not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
Gross Amount of
Eligible Offsetting
	Gross Amount of	Recognized
	Derivative Assets	Derivative Liabilities
	Presented in the	Presented in the		Net
	Condensed	Condensed	Cash	Amount of
	Consolidated	Consolidated	Collateral	Derivative
Derivatives as of January 2, 2016	Balance Sheet	Balance Sheet	Received	Assets
Derivatives subject to master netting agreements	$3	$1	$—	$2
Derivatives not subject to master netting agreements	13			13
Total	$16	$1	$—	$15

Gross Amounts not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
Gross Amount of
	Gross Amount of	Eligible Offsetting
	Derivative	Recognized
	Liabilities	Derivative Assets
	Presented in the	Presented in the		Net
	Condensed	Condensed	Cash	Amount of
	Consolidated	Consolidated	Collateral	Derivative
Derivatives as of January 2, 2016	Balance Sheet	Balance Sheet	Pledged	Liabilities
Derivatives subject to master netting agreements	$1	$1	$—	$—
Derivatives not subject to master netting agreements	8			8
Total	$9	1	$—	$8

For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of both April 2, 2016 and January 2, 2016, no cash collateral had been received or pledged related to these derivative instruments.

NOTE 10 – BUSINESS COMBINATIONS
Fiscal Year 2016

Middle East distributor: In February 2016, the Company acquired certain assets and assumed certain liabilities of a medical device distributor in the Middle East for $19 million of total purchase consideration. The transaction was accounted for as a purchase business combination. The purchase price allocation, which includes customer relationship intangible assets of $7 million and goodwill of $5 million, is considered preliminary, largely with respect to certain tax-related assets and liabilities.

Fiscal Year 2015

Thoratec: The Company continues to evaluate information about facts and circumstances that existed as of the date Thoratec was acquired. As such, the purchase price allocation is considered preliminary, largely with respect to certain tax-related assets and liabilities and legal contingencies. During the first quarter of 2016, the Company did not recognize adjustments to provisional amounts.

NOTE 11 - ABBOTT TRANSACTION

On April 27, 2016, the Company and Abbott Laboratories (Abbott) entered into an agreement and plan of merger (the “Merger Agreement”). Under the Merger Agreement generally each outstanding share of the Company’s common stock will be converted into the right to receive (x) $46.75 in cash, without interest thereon, and (y) 0.8708 of a validly issued, fully paid and non-assessable common share of Abbott (such ratio as may be adjusted pursuant to the Merger Agreement), less any applicable withholding taxes.

Completion of the merger is subject to customary closing conditions, including (i) adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding Company common shares, (ii) effectiveness of the Registration Statement on Form S-4 to be filed with the Securities and Exchange Commission by Abbott in connection with the registration of the Abbott common shares to be issued in the merger, (iii) the expiration of the waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of other specified antitrust approvals, (iv) subject to specified materiality thresholds, the accuracy of the representations and warranties of the other party, (v) the other party having performed in all material respects all of its obligations under the Merger Agreement, (vi) the absence of a material adverse effect, as defined in the Merger Agreement, on the other party, and (vii) and the receipt by each party of opinions to the effect that the transaction will be treated as a reorganization for U.S. federal income tax purposes.

On May 2, 2016, a shareholder of the Company filed a purported class action lawsuit in Ramsey County, Minnesota, captioned Silverman v. St. Jude Medical, Inc., et al., 62-CV-16-2872. The lawsuit alleges that the Company's directors breached their fiduciary duties in connection with the transactions contemplated by the Merger Agreement (the “Proposed Transaction”) and that the Abbott defendants aided and abetted those breaches. The lawsuit seeks, among other things, to enjoin the Proposed Transaction and an order directing defendants to account to plaintiffs for all damages allegedly suffered by the proposed class. The Company and its directors intend to vigorously defend against the allegations in the complaint.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Our business is focused on the development, manufacture and distribution of cardiovascular medical devices for the global cardiac rhythm management, cardiovascular and atrial fibrillation therapy areas, and interventional pain therapy and neurostimulation devices for the management of chronic pain and movement disorders. In the first quarter of 2016, we changed our sales reporting to closely align with how we manage the business in five key product categories:
1) Heart Failure (HF) (cardiac resynchronization therapy (CRT) defibrillator (CRT-D) and pacemaker (CRT-P) devices, ventricular assist devices and heart failure monitoring devices);
2) Traditional Cardiac Rhythm Management (single and dual chamber tachycardia implantable cardioverter defibrillator (ICD) and bradycardia pacemaker (pacemaker) devices);
3) Cardiovascular (vascular closure products, heart valve replacement and repair products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products and fractional flow reserve (FFR) technology, structural heart defect devices, vascular plugs and percutaneous heart pumps);
4) Atrial Fibrillation (AF) (electrophysiology (EP) introducers and catheters advanced cardiac mapping, navigation and recording systems, ablation systems and left atrial appendage occlusion); and
5) Neuromodulation (spinal cord stimulation and radiofrequency ablation to treat chronic pain and deep brain stimulation to treat movement disorders).
Prior period amounts have been reclassified to conform to the current period's presentation. References to “St. Jude Medical,” “St. Jude,” “the Company,” “we,” “us” and “our” are to St. Jude Medical, Inc. and its subsidiaries.
This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (2015 Form 10-K) for important background including industry-wide and general economic factors affecting our business and our key business drivers.
Recent Developments
Net sales for the first quarter of 2016 increased 8% compared to the same prior year period. Foreign currency translation unfavorably decreased our 2016 first quarter net sales by $42 million compared to the same period in 2015. Our increased net sales during the first quarter of 2016 compared to the same prior year period was driven by the following key areas:

•	We benefited from incremental net sales associated with our HF ventricular assist devices, acquired through our acquisition of Thoratec Corporation (Thoratec) during the fourth quarter of 2015.

•	We experienced incremental net sales from our recent launch of the Proclaim™ Elite Spinal Cord Stimulation System (U.S. Food and Drug Administration (FDA) approval in November 2015).

•
We continued to benefit from increased EP catheter ablation procedures, led by incremental net sales associated with our FlexAbility™ ablation catheter (FDA approval in January 2015) and continued market penetration of our TactiCath® irrigated ablation catheter. Additionally, we continued to benefit from increased net sales volumes related to our intracardiac echocardiography imaging product offerings.

•	We also benefited from increased transcatheter aortic valve replacement (TAVR) procedures and net sales volume increases related to our OCT imaging products and FFR technology, particularly in Europe.

In addition to the unfavorable foreign currency translation, we have also experienced partially offsetting net sales declines during the first quarter of 2016 compared to the same prior year period in our traditional pacemaker and ICD devices, our CRT-D devices, our CardioMEMS™ HF System and our mechanical heart valves. Refer to the Results of Operations section for a more detailed discussion on our net sales.

Diluted net earnings per share attributable to St. Jude Medical, Inc. for the first quarter of 2016 was $0.33 driven by the revenue impacts described above and the following key items which resulted in net after-tax charges of $0.47 per diluted share during the first quarter of 2016:

•	We recognized discrete income tax charges of $0.18 per diluted share related to adjustments to uncertain tax positions.

•	We recognized after-tax acquisition-related costs, including contingent consideration fair value adjustments, of $0.15 per diluted share.

•	We recognized after-tax investment impairment charges of $0.11 per diluted share.

•	We recognized after-tax special charges of $0.06 per diluted share related to restructuring activities.

•	We recognized an after-tax net special benefit of $0.04 per diluted share primarily related to legal settlements.

•	We recognized after-tax special charges of $0.01 per diluted share related to product field action costs and litigation costs.

Refer to the Results of Operations section for a more detailed discussion of these charges.

Significant cash flow activity during the first three months of 2016 included the following key items:

•	We generated $150 million of cash flows from operating activities.

•
We repaid our $500 million principal amount of 5-year, 2.500% unsecured senior notes (2016 Senior Notes), made net commercial paper payments of $225 million and drew the remaining $500 million of our 5-year, $2.6 billion term loan due 2020 (Term Loan Due 2020). We also made our first quarterly principal payment of $26 million and prepaid an additional $100 million on our Term Loan Due 2020.

•	We returned $82 million to shareholders in the form of dividends during the first quarter of 2016.

On April 27, 2016, St. Jude Medical and Abbott Laboratories (Abbott) entered into an agreement and plan of merger (the “Merger Agreement”) (see Note 11 to the Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS
Net sales
While we manage our operations globally and believe our product category sales are the most relevant measure of revenue performance, we also utilize geographic area revenue data as a secondary performance measure.
The following table presents net sales to external customers for our five key product categories (in millions):

	Three Months Ended
	April 2, 2016	April 4, 2015	% Change
Heart Failure	$374	$251	48.8%
Traditional Cardiac Rhythm Management	366	408	(10.2)%
Cardiovascular	301	302	(0.3)%
Atrial Fibrillation	291	276	5.3%
Neuromodulation	116	108	7.6%
Net sales	$1,448	$1,345	7.6%
The following table presents net sales by significant geographic area based on customer location (in millions):

	Three Months Ended
	April 2, 2016	April 4, 2015	% Change
United States	$776	$681	13.9%
Europe	356	343	3.8%
Japan	119	117	1.9%
Other foreign countries	197	204	(3.6)%
Net sales	$1,448	$1,345	7.6%

Our net sales are impacted by multiple factors, the most significant of which are often impacts of acquisitions and foreign currency translation. Operational sales changes include organic volume and selling price impacts. These impacts for the first quarter of 2016 compared to the same prior year period were as follows:

Three Months Ended April 2, 2016 % Change
Operational	0.1%
Acquisitions	10.6%
Translation	(3.1)%
Net sales change	7.6%
During the first quarter of 2016, incremental net sales of our ventricular assist devices, acquired through our recent acquisition of Thoratec, favorably impacted all geographies. Additionally, the U.S. continued to benefit from incremental net sales associated with our recent launch of the Proclaim™ Elite Spinal Cord Stimulation System (FDA approval in November 2015), increased EP catheter ablation procedures and increased net sales across our intracardiac echocardiography imaging product offerings compared to the same prior year period. During the first quarter of 2016, Europe's net sales also benefited from increased TAVR procedures and net sales volume increases associated with our OCT imaging products and FFR technology. Partially offsetting these net sales benefits, we experienced unfavorable foreign currency translation impacts of $42 million during the first quarter of 2016 primarily due to the U.S. Dollar strengthening against the Euro compared to the first quarter of 2015. Additionally, we have continued to experience a net sales decline, predominately in the U.S, in our traditional ICD and pacemaker devices as well as our CRT-D devices driven by competitive pressures from third party magnetic resonance imaging (MRI) compatible devices compared to the same prior year period. Our CardioMEMS™ HF System also experienced net sales declines primarily in the U.S. during the first quarter of 2016 compared to the first quarter of 2015 due to the reimbursement challenges faced by our customers. We continue to work through the national coverage determination process to expand access for patients currently not covered, and we are observing data from hospitals publishing their experiences with the CardioMEMS™ HF System to demonstrate improved patient outcomes and reduction in healthcare costs.

The foreign currency translation impacts to net sales are not necessarily indicative of the net earnings impact of foreign currency translation due to partially offsetting foreign currency translation impacts on cost of sales, operating expenses and our hedging program.

The net sales fluctuations for the first quarter of 2016 compared to the same prior year period are further discussed by our five key product categories.

Heart Failure: The increase in HF net sales during the first quarter of 2016 compared to the first quarter of 2015 is primarily due to incremental net sales associated with our ventricular assist devices, acquired through our Thoratec acquisition. Partially offsetting the net sales increase, we continued to experience a net sales decline in our CRT-D devices primarily driven by competitive pressures from third party MRI compatible devices, predominately in the U.S, which has also resulted in overall average selling price declines due to a market preference for such devices. We also experienced net sales declines in our CardioMEMS™ HF System due to the reimbursement challenges faced by our customers (discussed previously) and unfavorable foreign currency translation of $5 million (2 percentage points) that impacted our first quarter 2016 HF net sales compared to the same prior year period.

Traditional Cardiac Rhythm Management: We continued to experience net sales declines in our ICD and pacemaker devices during the first quarter of 2016 compared to the same prior year period, primarily driven by competitive pressures from third party MRI compatible devices, predominately in the U.S but also in Europe, which also resulted in overall average selling price declines due to a market preference for such devices. Foreign currency translation also unfavorably impacted our Traditional Cardiac Rhythm Management net sales by $14 million (3 percentage points) during the first quarter of 2016 compared to the same period in 2015.

Cardiovascular: Foreign currency translation unfavorably impacted our Cardiovascular net sales by $11 million (3 percentage points) during the first quarter of 2016 compared to the same prior year period. Additionally, we continued to experience a net sales decline in our mechanical heart valves due to a market preference for tissue valves during the first quarter of 2016 compared to the same prior year period. Partially offsetting these net sales decreases, we experienced net sales volume increases associated with our TAVR products and OCT imaging products and FFR technology during the first quarter of 2016 compared to the first quarter of 2015.

Atrial Fibrillation: AF continued to benefit from increased EP catheter ablation procedures and increased net sales volumes related to our intracardiac echocardiography imaging product offerings as we continue to penetrate the market during the first quarter of 2016 compared to the same prior year period. Our EP catheter ablation net sales continued to benefit from incremental net sales associated with our FlexAbility™ ablation catheter (FDA approval in January 2015) and continued market penetration of our TactiCath® irrigated ablation catheter during the first quarter of 2016 compared to the first quarter of 2015. During the first quarter of 2016, foreign currency translation had a $9 million (4 percentage points) unfavorable impact on AF net sales compared to the same period in 2015.

Neuromodulation: The primary increase in Neuromodulation net sales during the first quarter of 2016 was the result of incremental net sales associated with our recent launch of the Proclaim™ Elite Spinal Cord Stimulation System (FDA approval in November 2015) compared to the first quarter of 2015. Foreign currency translation unfavorably impacted our first quarter 2016 Neuromodulation net sales by $3 million (2 percentage points) compared to the same prior year period.

Gross profit
	Three Months Ended
(in millions)	April 2, 2016	April 4, 2015	Change
Gross profit	$961	$950	1.2%
Percentage of net sales	66.4%	70.6%	(4.2)	pts.

Our gross profit percentage (or gross margin) for the first quarter of 2016 decreased compared to the same prior year period. Foreign currency translation unfavorably impacted our gross margins during the first quarter of 2016 by approximately 1.3 percentage points compared to the same period in 2015. In 2015, we began to enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. We expect our hedging program will help mitigate these fluctuations. Additionally, inventory acquired in our Thoratec acquisition was recorded at fair value, which closely approximates normal selling prices. This resulted in higher cost of sales for Thoratec products sold in the first quarter of 2016, which negatively impacted our first quarter 2016 gross margin by approximately 2.1 percentage points. We also experienced additional negative gross margin impact during the first quarter of 2016 compared to the first quarter of 2015 as a result of unfavorable average selling price impacts and geographic sales mix, primarily driven by competitive pressures from third party MRI compatible pacemaker, CRT-D and ICD devices during the first quarter of 2016 compared to the same prior year period.

Special charges negatively impacted our gross margins during the first quarter of 2016 and 2015 by approximately 0.2 percentage points and 0.1 percentage points, respectively.

During the first quarter of 2016 and 2015, our gross margins were also negatively impacted by 1.1 percentage points and 1.4 percentage points, respectively, as a result of excise taxes assessed on the sale of our products. We expect the unfavorable impact of excise taxes on our gross margins to be lower in 2016 and 2017 compared to 2015 due to the H.R. 2029 law passed in December 2015 which temporarily suspends the U.S. medical device excise tax. The temporary suspension has no impact on the Puerto Rico excise tax.

Selling, general and administrative (SG&A) expense
	Three Months Ended
(in millions)	April 2, 2016	April 4, 2015	Change
Selling, general and administrative expense	$491	$430	14.2%
Percentage of net sales	33.9%	32.0%	1.9	pts.

The increase in our SG&A expense during the first quarter of 2016 was primarily driven by net acquisition-related costs, including stock-based compensation expense for Thoratec-related replacement equity awards and contingent consideration fair value adjustments, of $33 million (2.3 percentage points). Our first quarter 2015 SG&A expense was favorably impacted by a decrease in the fair value of our Nanostim contingent consideration liability by $23 million (1.7 percentage points) to reflect a change in the expected timing and probability of future revenue milestone achievements, given the European market pause in February 2015. The remaining SG&A expense benefit during the first quarter of 2016 was primarily the result of our cost savings initiatives, including benefits associated with our restructuring activities.

Research and development (R&D) expense
	Three Months Ended
(in millions)	April 2, 2016	April 4, 2015	Change
Research and development expense	$188	$167	12.6%
Percentage of net sales	13.0%	12.4%	0.6	pts.

Our R&D expense as a percent of net sales has remained relatively consistent, reflecting our commitment to fund growth through cost effective innovation. Our investment in R&D reflects our commitment to fund long-term growth opportunities while balancing short-term results. Our global R&D activities primarily include research, development, clinical and regulatory efforts. These efforts are primarily focused on product innovation that we anticipate will ultimately improve patient outcomes, reduce overall healthcare costs and provide economic value to our customers while providing the best possible technology available. We will continue to assess our R&D programs in future periods as we focus on the development of new products and the improvement to existing products. Our most significant clinical trials as of April 2, 2016 are summarized as follows:

•
Portico Re-sheathable Transcatheter Aortic Valve System U.S. Investigational Device Exemption (IDE) Trial: The objective of this clinical trial is to evaluate the safety and effectiveness of the Portico Transcatheter Heart Valve and Delivery Systems (Portico) via transfemoral and alternative delivery methods. The clinical study will analyze the high risk cohort and extreme risk cohort together against a commercially available control for the primary safety and effectiveness endpoints.

•
Thoratec Corporation MOMENTUM 3, Multi-center Study of MagLev Technology in Patients Undergoing mechanical circulatory support (MCS) Therapy with HeartMate 3™ (HM3) IDE Clinical Study Protocol: The objective of this clinical study is to evaluate the safety and effectiveness of the HM3 Left Ventricular Assist System (LVAS) by demonstrating non-inferiority to the HeartMate 2™ (HMII) LVAS when used for the treatment of advanced, refractory, left ventricular HF. The HM3 LVAS is intended to provide hemodynamic support in patients with advanced, refractory left ventricular HF, either for short term support, such as a bridge to cardiac transplantation or myocardial recovery, or as long term support, such as destination therapy. The HM3 is intended for use inside or outside the hospital.

•
Thoratec Corporation HeartMate PHP™ Coronary InterventionS in HIgh-Risk PatiEnts Using a Novel Percutaneous Left Ventricular Support Device (SHIELD II) study protocol: The HeartMate PHP™ System is a temporary (less than 6 hour procedure) ventricular assist device indicated for use during high risk percutaneous coronary interventions (PCI) performed in elective or urgent, hemodynamically stable patients with severe coronary artery disease and depressed left ventricular ejection fraction. The trial objective is to assess the safety and efficacy of the HeartMate PHP™ in supporting patients with severe symptomatic coronary artery disease with diminished but stable cardiovascular function, who are undergoing elective or urgent high risk PCI but are not candidates for coronary artery bypass graft surgery. The trial is designed as a prospective, randomized, multi-center, open-label non-inferiority trial in the U.S. comparing HeartMate PHP™ to Abiomed® Impella® 2.5 percutaneous cardiac support system.

Amortization of intangible assets
	Three Months Ended
(in millions)	April 2, 2016	April 4, 2015	Change
Amortization of intangible assets	$46	$24	91.7%

The primary increase in our intangible asset amortization expense during the first three months of 2016 compared to the same prior year period was driven by our acquisition of Thoratec in October 2015. Additionally, we received FDA approval of the Axium™ Neurostimulator System in February 2016 and reclassified the related acquired in-

process research and development (IPR&D) from an indefinite-lived intangible asset to a purchased technology definite-lived intangible asset and began amortization.

Special charges

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

The following table provides additional detail about our special charges and related income statement classification within our Condensed Consolidated Statements of Earnings (in millions):

	Three Months Ended			Three Months Ended
	April 2, 2016			April 4, 2015
Type of Special Charge	Cost of Sales Special Charges	Special Charges	Total Special Charges	Cost of Sales Special Charges	Special Charges	Total Special Charges
Restructuring activities
2016 Initiatives	$4	$20	$24	$—	$—	$—
Manufacturing and Supply Chain Optimization Plan	1	—	1	2	6	8
2012 Business Realignment Plan	(2)	—	(2)	2	3	5
Other restructuring-related charges	—	2	2	—	—	—
Legal settlements	—	(17)	(17)	—	(10)	(10)
Product field action costs and litigation costs	—	3	3	(2)	5	3
Total special charges	$3	$8	$11	$2	$4	$6

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

As we refined our long-term forecasts, including the integration of Thoratec into our business, we began to make decisions regarding the programs and initiatives we will prioritize to strengthen our strategic focus (the 2016 Initiatives). These decisions are being made in alignment with how we manage the business in five key areas. We plan to use some of the cost savings from these actions to reinvest in our growth drivers.

Other expense, net
	Three Months Ended
(in millions)	April 2, 2016	April 4, 2015
Interest income	$(1)	$(1)
Interest expense	40	21
Other (income) expense	53	(3)
Other expense, net	$92	$17

Interest income: Our interest income is dependent on our outstanding cash balances and applicable interest rates.

Interest expense: Our interest expense increased during the first quarter of 2016 compared to the first quarter of 2015 as a result of higher average debt balances primarily issued to finance our Thoratec acquisition. See Note 2 of our Condensed Consolidated Financial Statements for further information on our debt.

Other (income) expense: Generally, our other (income) expense includes foreign currency transaction gains and losses, realized available-for-sale security gains and losses and gains and losses on derivative instruments not designated as hedging instruments. During the first quarter of 2016, we concluded that adverse regulatory rulings and subsequent operational decisions made by an entity in which we had strategic debt and equity investments had an adverse impact on the fair values of those investments. As a result, we recognized other-than-temporary impairments of approximately $50 million to fully write-down our cost method equity investment and convertible debt investment. During the first quarter of 2016 and 2015, we also recognized a $3 million loss and a $9 million gain, respectively, associated with our derivative instruments not designated as hedging instruments. Additionally, we recognized a $4 million realized gain associated with the sale of our available-for-sale securities during the first quarter of 2015. The remaining changes in other (income) expense were substantially related to our foreign currency transaction gains and losses. See Notes 6 and 9 of the Condensed Consolidated Financial Statements for further information on our gains and losses impacting other (income) expense.
Income taxes

	Three Months Ended
(as a percent of earnings before income taxes and noncontrolling interest)	April 2, 2016	April 4, 2015
Effective tax rate	30.1%	16.9%
The changes in the effective income tax rates from the first quarter of 2016 compared to the same prior year period is primarily a result of the tax impact of special charges, acquisition-related costs, other-than-temporary impairments, discrete income tax items and changes in the mix of income before income taxes between U.S. and foreign countries. Refer to Note 7 of the Condensed Consolidated Financial Statements for additional information.

Net loss attributable to noncontrolling interest

	Three Months Ended
(in millions)	April 2, 2016	April 4, 2015
Net loss attributable to noncontrolling interest	$—	$(6)

Net loss attributable to noncontrolling interest represents the elimination of the losses attributable to non-St. Jude Medical, Inc. ownership interests in St. Jude Medical, Inc. consolidated entities. The changes in the net loss attributable to noncontrolling interest are largely related to the differing periods during which there were non-St. Jude Medical, Inc. ownership interests in Spinal Modulation.

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
As of April 2, 2016, substantially all of our cash and cash equivalents were held by our non-U.S. subsidiaries. A portion of these foreign cash balances are associated with earnings that are permanently reinvested and which we plan to use to support our continued growth plans outside the United States through funding of operations and other investment and growth opportunities. The majority of these funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practicable to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate these funds held by our non-U.S. subsidiaries.
Certain of our debt outstanding and available borrowings contain operating and financial covenants. Specifically, the Credit Facility Expiring 2020 and the Term Loan Due 2020 require that we have a leverage ratio (defined as the ratio of indebtedness to EBITDA (net earnings before interest expense, income taxes, depreciation, amortization and certain income and expenses)) not exceeding 4.0 to 1.0 for the fiscal quarters of 2016 and 3.5 to 1.0 thereafter. Additionally, our 1.580% Yen Denominated Senior Notes Due 2017 and our 2.040% Yen Denominated Senior Notes Due 2020 (Yen Notes) require a ratio of total debt to total capitalization not exceeding 65% through the second fiscal quarter of 2016, reducing to 60% thereafter. Under the Credit Facility Expiring 2020, Term Loan Due 2020, senior notes and Yen Notes, we also have certain limitations on how we conduct our business, including limitations on dividends, additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of April 2, 2016. For further information on our debt obligations outstanding at April 2, 2016, refer to Note 2 to the Condensed Consolidated Financial Statements.
Pursuant to the Merger Agreement with Abbott, we are limited in our ability to incur any new indebtedness for borrowed money or issue or sell any new debt securities in the capital markets during the period from the signing of the Merger Agreement through the close of the merger.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (in millions):

	Three Months Ended
	April 2, 2016	April 4, 2015
Net cash provided by (used in):
Operating activities	$150	$234
Investing activities	(71)	(34)
Financing activities	(431)	(900)
Effect of currency exchange rate changes on cash and cash equivalents	10	(47)
Net increase (decrease) in cash and cash equivalents	$(342)	$(747)
Operating Cash Flows
Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, inventories, accounts payable, accrued liabilities and income taxes payable. During the first quarter of 2016, our operating cash flows were negatively impacted due to higher tax payments made primarily associated with certain tax audits.
We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. Our DSO (ending net accounts receivable divided by average daily sales for the most recently completed quarter) increased to 79 days at April 2, 2016 from 78 days at January 2, 2016, consistent with the seasonal impact of slower collection activities we normally experience during the first quarter as compared to the fourth quarter. Our DIOH (ending net inventory divided by average daily cost of sales for the most recently completed six months) decreased to 172 days at April 2, 2016 from 179 days at January 2, 2016. Inventory acquired through our acquisition of Thoratec and related cost of sales during the six months ended April 2, 2016 reduced our DIOH by approximately 7 days. Additionally, special charges recognized in cost of sales during the six months ended April 2, 2016 reduced our April 2, 2016 DIOH by approximately 3 days. Comparatively, inventory acquired through our acquisition of Thoratec and related cost of sales in the last half of 2015 increased our January 2, 2016 DIOH by 10 days, primarily a result of additional Thoratec inventory acquired with only 13 weeks of Thoratec cost of sales activity based on our October 8, 2015 acquisition date. Special charges recognized in cost of sales in the last half of 2015 partially offset the Thoratec inventory and cost of sales impacts to our DIOH, reducing our January 2, 2016 DIOH by 6 days. Excluding these impacts, we experienced an overall increase in our DIOH at April 2, 2016 compared to our DIOH at January 2, 2016 as the result of higher inventory levels due to our business combinations and more inventory on hand to support our product launches.
Investing Cash Flows
Our purchases of property, plant and equipment totaled $61 million and $33 million during the first three months of 2016 and 2015, respectively, primarily reflecting our continued investment in our product growth platforms currently in place. We also acquired certain assets and assumed certain liabilities of a medical device distributor in the Middle East during the first quarter of 2016.
Financing Cash Flows
Our financing cash flows can fluctuate significantly depending upon our liquidity needs, the extent of our common stock repurchases and the amount of stock option exercises. A summary of our financing cash flows is provided in the following table (in millions):

	Three Months Ended
	April 2, 2016	April 4, 2015
Stock issued under employee stock plans, including tax benefit	$—	$43
Common stock repurchases	—	(500)
Dividends paid	(82)	(77)
Debt borrowings, net	(351)	(360)
Other, net	2	(6)
Net cash used in financing activities	$(431)	$(900)
During the first quarter of 2016, we repaid our $500 million principal amount of 5-year, 2.500% 2016 Senior Notes, made net commercial paper payments of $225 million and drew the remaining $500 million of our Term Loan Due 2020 to refinance existing indebtedness and for general corporate purposes. We also made our first quarterly principal payment of $26 million and prepaid an additional $100 million on our Term Loan Due 2020. Additionally, our yen-denominated credit facility that expired in March 2016 for 3.25 billion Japanese Yen (the equivalent of $29 million as of April 2, 2016) was automatically extended for a one-year period bearing interest at Yen LIBOR plus 0.250%.

In April 2016, we paid $124 million to settle the contingent consideration liability associated with the Spinal Modulation regulatory-based milestone.

During the first quarter of 2015, we repaid our 2-year, $500 million unsecured term loan due June 2015 and our 364-day, $250 million unsecured term loan due August 2015. Additionally, our yen-denominated credit facility that expired in March 2015 for 3.25 billion Japanese Yen was also automatically extended for a one-year period.

Generally, our common stock repurchases are funded from cash generated from operations and issuances of commercial paper. Changes in our common stock repurchases can vary from year to year based on our Board of Director authorization limits.

We have increased our dividends every year since 2011. On May 4, 2016 our Board of Directors authorized a cash dividend of $0.31 per share payable on July 29, 2016 to shareholders of record as of June 30, 2016. We expect to continue to pay quarterly cash dividends in the foreseeable future, subject to Board approval.

NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 1 to the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Form 10-K.

CAUTIONARY STATEMENTS
In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of St. Jude Medical, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast,” “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among other factors, the risks and uncertainties discussed in the sections entitled Off-Balance Sheet Arrangements and Contractual Obligations in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2015 Form 10-K, in the section entitled Market Risk in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of our 2015 Form 10-K and in the section entitled Risk Factors in Part I, Item 1A in our 2015 Form 10-K as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the following list.

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

25.	The effect of our pending acquisition by Abbott on us and the fact that the Merger Agreement is subject to closing conditions, many of which are outside our control.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2015 Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year through April 2, 2016.

Item 4.	CONTROLS AND PROCEDURES
As of April 2, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2016.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Our significant legal proceedings are discussed in Note 3 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, are incorporated herein by reference and should be considered an integral part of Part II Item 1, "Legal Proceedings."

Item 1A.     RISK FACTORS
There has been no material change in the risk factors set forth in our 2015 Form 10-K other than the following additional risk factor. For further information, see Part I, Item 1A, Risk Factors in our 2015 Form 10-K.

There are risks and uncertainties associated with the merger.

On April 27, 2016, we signed the Merger Agreement with Abbott. Completion of the merger is subject to customary closing conditions, including (i) adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding Company common shares, (ii) effectiveness of the Registration Statement on Form S-4 to be filed with the Securities and Exchange Commission by Abbott in connection with the registration of the Abbott common shares to be issued in the merger, (iii) the expiration of the waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of other specified antitrust approvals, (iv) subject to specified materiality thresholds, the accuracy of the representations and warranties of the other party, (v) the other party having performed in all material respects all of its obligations under the Merger Agreement, (vi) the absence of a material adverse effect, as defined in the Merger Agreement, on the other party, and (vii) and the receipt by each party of opinions to the effect that the transaction will be treated as a reorganization for U.S. federal income tax purposes. There is no assurance that the conditions to the merger will be satisfied in a timely manner or at all. Additionally, if the merger is not completed, we may suffer a number of consequences that could adversely affect our business, results of operations, and stock price. There are numerous risks related to the merger, including the following:

•	Various conditions to the closing of the merger may not be satisfied or waived;
•	Lawsuits have been filed against us challenging the merger, and an adverse ruling may delay the merger or prevent it from being completed;
•
The merger may not be consummated, which among other things may cause our share price to decline to the extent that the current price of our common stock reflects an assumption that the merger will be completed;

•	The failure to consummate the merger may result in negative publicity and a negative impression of us in the investment community;
•	Required regulatory approvals from governmental entities may delay the merger;
•	The Merger Agreement may be terminated in circumstances that would require us to pay Abbott a termination fee of $685 million;
•	Our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected;
•	The attention of our employees and management may be diverted due to activities related to the merger;
•
Disruptions from the merger, whether or not it is completed, may harm our relationships with our employees, customers, distributors, suppliers or other business partners, and may result in a loss of or a substantial decrease in purchases by our customers; and

•
The Merger Agreement restricts us from engaging in certain actions without Abbott's approval, which could prevent us from pursuing certain business opportunities outside the ordinary course of business that arise prior to the closing of the merger.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the merger, and these fees and costs are payable by us regardless of whether the merger is consummated.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No matters require disclosure.

Item 3.         DEFAULTS UPON SENIOR SECURITIES
No matters require disclosure.

Item 4.         MINE SAFETY DISCLOSURES
No matters require disclosure.

Item 5.         OTHER INFORMATION
No matters require disclosure.

Item 6.	EXHIBITS

Exhibit
No.	Description

10.1	Form of Restricted Stock Award Agreement and related Restricted Stock Award Certificate for restricted stock granted under the St. Jude Medical, Inc. 2007 Stock Incentive Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended April 2, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

May 4, 2016	/s/ DONALD J. ZURBAY
DATE	DONALD J. ZURBAY
Vice President, Finance
and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Form of Restricted Stock Award Agreement and related Restricted Stock Award Certificate for restricted stock granted under the St. Jude Medical, Inc. 2007 Stock Incentive Plan. #

12	Computation of Ratio of Earnings to Fixed Charges. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended April 2, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

# Filed as an exhibit to this Quarterly Report on Form 10-Q.