Form 10-Q
period 2016-10-01
ST JUDE MEDICAL INC
filed 2016-11-07
CIK 203077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2016 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.
Commission File Number: 1-12441
ST. JUDE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1276891
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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

The number of shares of common stock, par value $0.10 per share, outstanding on November 4, 2016 was 285,716,462.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales	$1,499	$1,339	$4,509	$4,094
Cost of sales:
Cost of sales before special charges	470	408	1,444	1,220
Special charges	25	17	34	24
Total cost of sales	495	425	1,478	1,244
Gross profit	1,004	914	3,031	2,850
Selling, general and administrative expense	481	413	1,474	1,290
Research and development expense	183	161	563	499
Amortization of intangible assets	47	23	139	71
Special charges	7	23	28	57
Operating profit	286	294	827	933
Interest income	—	(1)	(1)	(2)
Interest expense	39	22	119	63
Other (income) expense	2	12	58	9
Other expense, net	41	33	176	70
Earnings before income taxes and noncontrolling interest	245	261	651	863
Income tax expense	33	46	106	110
Net earnings before noncontrolling interest	212	215	545	753
Less: Net loss attributable to noncontrolling interest	—	—	—	(14)
Net earnings attributable to St. Jude Medical, Inc.	$212	$215	$545	$767

Net earnings per share attributable to St. Jude Medical, Inc.:
Basic	$0.74	$0.76	$1.92	$2.72
Diluted	$0.73	$0.75	$1.89	$2.68
Cash dividends declared per share:	$0.31	$0.29	$0.93	$0.87
Weighted average shares outstanding:
Basic	285.2	282.2	284.3	282.1
Diluted	290.0	286.3	288.2	286.3
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net earnings before noncontrolling interest	$212	$215	$545	$753
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale securities, net of tax (expense) benefit $1, $4, $1 and $6, respectively	(1)	(8)	—	(11)
Unrealized gain (loss) on derivative financial instruments, net of tax (expense) benefit of $-, $2, $16 and ($1), respectively	—	(11)	(34)	1
Foreign currency translation adjustment	3	(25)	34	(122)
Other comprehensive income (loss), net of tax	2	(44)	—	(132)
Total comprehensive income before noncontrolling interest	214	171	545	621
Total comprehensive loss attributable to noncontrolling interest	—	—	—	(14)
Total comprehensive income attributable to St. Jude Medical, Inc.	$214	$171	$545	$635
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share amounts)
(Unaudited)

	October 1, 2016	January 2, 2016
ASSETS
Current Assets
Cash and cash equivalents	$394	$667
Accounts receivable, less allowance for doubtful accounts of $49 and $46 at October 1, 2016 and January 2, 2016, respectively	1,290	1,237
Finished goods	555	609
Work in process	109	102
Raw materials	246	198
Inventories	910	909
Other current assets	222	269
Total current assets	2,816	3,082
Property, plant and equipment, at cost	2,942	2,767
Less: Accumulated depreciation	(1,606)	(1,447)
Net property, plant and equipment	1,336	1,320
Goodwill	5,678	5,651
Intangible assets, net	2,108	2,226
Other assets	603	621
TOTAL ASSETS	$12,541	$12,900
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current debt obligations	$371	$1,163
Accounts payable	232	201
Income taxes payable	48	201
Other current liabilities	806	901
Total current liabilities	1,457	2,466
Long-term debt	5,403	5,229
Other liabilities	1,195	1,163
Total liabilities	8,055	8,858
Commitments and Contingencies (Note 3)	—	—
Shareholders’ Equity
Preferred stock ($1.00 par value; 25,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.10 par value; 500,000,000 shares authorized; 285,600,918 and 283,450,374 shares issued and outstanding at October 1, 2016 and January 2, 2016, respectively)	29	28
Additional paid-in capital	311	148
Retained earnings	4,491	4,211
Accumulated other comprehensive income (loss)	(345)	(345)
Total shareholders’ equity	4,486	4,042
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,541	$12,900

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ST. JUDE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Nine Months Ended	October 1, 2016	October 3, 2015
OPERATING ACTIVITIES
Net earnings before noncontrolling interest	$545	$753
Adjustments to reconcile net earnings before noncontrolling interest to net cash from operating activities:
Depreciation of property, plant and equipment	175	162
Amortization of intangible assets	139	71
Stock-based compensation	83	55
Deferred income taxes	(58)	(18)
Other, net	110	(67)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(17)	(40)
Inventories	(24)	(85)
Other current and noncurrent assets	21	17
Accounts payable and accrued expenses	28	(5)
Income taxes payable	(97)	9
Net cash provided by operating activities	905	852
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(189)	(124)
Business combination payments, net of cash acquired	(21)	—
Proceeds from sale of investments	—	20
Other investing activities, net	(5)	(12)
Net cash used in investing activities	(215)	(116)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock issued, net	73	135
Excess tax benefits from stock issued under employee stock plans	9	17
Common stock repurchased, including related costs	—	(500)
Dividends paid	(258)	(240)
Issuances (payments) of commercial paper borrowings, net	(408)	451
Proceeds from debt	500	1,672
Payments of debt	(759)	(925)
Purchase of shares from noncontrolling interest	—	(173)
Payment of contingent consideration	(125)	—
Payments of debt issue costs and commitment fees	—	(33)
Other financing activities, net	(7)	(8)
Net cash provided by (used in) financing activities	(975)	396
Effect of currency exchange rate changes on cash and cash equivalents	12	(39)
Net increase (decrease) in cash and cash equivalents	(273)	1,093
Cash and cash equivalents at beginning of period	667	1,442
Cash and cash equivalents at end of period	$394	$2,535
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

Fiscal Year: We utilize a 52/53-week fiscal year ending on the Saturday nearest December 31st. Each of the three-and nine month periods ended October 1, 2016 and October 3, 2015 included 13 weeks and 39 weeks, respectively.

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

ASU No. 2015-05, Intangibles--Goodwill and Other--Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement	The standard provides guidance to customers about how to account for cloud computing arrangements when such arrangements include software licenses.	Annual and interim periods beginning after December 15, 2015, with either prospective or retrospective application permitted. Early adoption was permitted.	The Company adopted this ASU in the quarter ended April 2, 2016, using the prospective method. The adoption did not have a material impact on the Company's results of operations or financial position.

ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory	The standard requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value.	Annual and interim periods beginning after December 15, 2016, with prospective application required. Early adoption is permitted.	The Company adopted this ASU in the quarter ended April 2, 2016. The adoption did not have a material impact on the Company's results of operations or financial position.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	The update includes amendments to eight specific cash flow presentation matters, including contingent consideration payments after a business combination.	Annual and interim periods beginning after December 15, 2017, with retrospective application required. Early adoption is permitted.	The Company adopted this ASU in the interim period ended October 1, 2016. The adoption did not have a material impact on the Company's cash flows.
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

ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory	The standard requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs.	Annual and interim periods beginning after December 15, 2017, with modified retrospective application required. Early adoption is permitted.	The Company is evaluating the timing of adoption and the potential impact to its results of operations and financial position, which is expected to be material.

NOTE 2 – DEBT
The carrying value of the Company’s debt, including debt issuance costs, discounts or premiums consisted of the following (in millions):

	October 1, 2016	January 2, 2016
Term Loan Due 2020	$2,336	$2,093
2016 Senior Notes	—	500
2018 Senior Notes	497	496
2020 Senior Notes	497	496
2023 Senior Notes	893	892
2025 Senior Notes	495	494
2043 Senior Notes	689	689
Yen-denominated Senior Notes Due 2017	81	68
Yen-denominated Senior Notes Due 2020	126	106
Yen-denominated credit facilities	64	54
Commercial paper borrowings	96	504
Total debt	5,774	6,392
Less: current debt obligations	371	1,163
Long-term debt	$5,403	$5,229
Contractual maturities of the Company's debt for the next five fiscal years and thereafter, excluding any debt issuance costs, discounts or premiums, as of October 1, 2016 were as follows (in millions):

	Remainder of 2016	2017	2018	2019	2020	After 2020
Future minimum principal payments	$128	$275	$598	$227	$2,481	$2,100
During the first nine months of 2016, the Company repaid its $500 million principal amount of 5-year, 2.500% unsecured senior notes due 2016, made net commercial paper payments of $408 million and drew the remaining $500 million of its 5-year, $2.6 billion unsecured term loan due 2020 (Term Loan Due 2020) to refinance existing indebtedness and for general corporate purposes. The Company also made quarterly principal payments totaling $92 million for the nine months ended October 1, 2016 and prepaid an additional $167 million on its Term Loan Due 2020. Additionally, during the nine months ended October 1, 2016, the Company's yen-denominated credit facility that expired in March 2016 for 3.25 billion Japanese Yen (the equivalent of $32 million as of October 1, 2016) was automatically extended for a one-year period bearing interest at Yen LIBOR plus 0.250%, and the Company's yen-denominated credit facility that expired in June 2016 for 3.25 billion Japanese Yen (the equivalent of $32 million as of October 1, 2016) was automatically extended for a one-year period bearing interest at Yen LIBOR plus 0.270%.

NOTE 3 – COMMITMENTS AND CONTINGENCIES
Securities and Other Shareholder Litigation
December 2012 Securities Litigation: On December 7, 2012, a putative securities class action lawsuit was filed in federal district court in Minnesota against the Company and an officer (collectively, the defendants) for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the defendants between October 17, 2012 and November 20, 2012. The complaint, which sought unspecified damages and other relief as well as attorneys' fees, challenges the Company’s disclosures concerning its high voltage cardiac rhythm lead products during the purported class period. On December 10, 2012, a second putative securities class action lawsuit was filed in federal district court in Minnesota against the Company and certain officers for alleged violations of the federal securities laws, on behalf of all purchasers of the publicly traded securities of the Company between October 19, 2011 and November 20, 2012. The second complaint alleged similar claims and sought similar relief. In March 2013, the Court consolidated the two cases and appointed a lead counsel and lead plaintiff. A consolidated amended complaint was served and filed in June 2013, alleging false or misleading representations made during the class period extending from February 5, 2010 through November 7, 2012. In September 2013, the defendants filed a motion to dismiss the consolidated amended complaint. On March 10, 2014, the Court ruled on the motion to dismiss, denying the motion in part and granting the motion in part. On October 7, 2014, the lead plaintiff filed a second amended complaint. Like the original consolidated amended complaint, the plaintiffs did not assert any specific amount of compensation in the second amended complaint. The Court granted class certification on December 22, 2015. On May 24, 2016, the parties agreed to resolve the case, pending notification to class members and subject to court approval. Under the settlement, the Company agreed to make a payment of $39.25 million to resolve all of the class claims and recorded a charge of that amount during the second quarter of 2016. On July 13, 2016, the Court issued an order preliminarily approving the settlement. Concurrent with the recording of the loss, the Company also recognized probable insurance recoveries of $39.25 million. The hearing on final settlement approval is scheduled for November 9, 2016.

Abbott Merger Lawsuits: On May 2, 2016, a shareholder of the Company filed a purported class action lawsuit in Ramsey County, Minnesota, captioned Silverman v. St. Jude Medical, Inc., et al., 62-CV-16-2872 alleging that the Company's directors breached their fiduciary duties in connection with the proposed merger contemplated by the Company and Abbott Laboratories (Abbott) (the Proposed Transaction). On May 26, 2016, a second action entitled Larkin v. Starks, et al., 62-CV-16-3367, was filed in the same court alleging substantially similar claims. On July 5, 2016, plaintiffs in the two actions jointly filed an Amended Shareholder class and Derivative Action Complaint (the Amended Complaint). Plaintiffs’ Amended Complaint asserts that the Company’s directors breached their fiduciary duties by conducting a flawed sale process, failing to maximize shareholder value, and publishing false or misleading disclosure materials relating to the Proposed Transaction, and that the Abbott defendants aided and abetted those breaches. The Amended Complaint asserts direct and/or derivative claims for breach of fiduciary duty, corporate waste and abuse of control under Minnesota Statute § 302A.467. Plaintiffs seek, among other things, to enjoin the Proposed Transaction and an order directing defendants to account to plaintiffs for all damages allegedly suffered by the putative class and damages allegedly incurred by the Company in connection with the Proposed Transaction. On August 3, 2016, a third action entitled Gross v. Starks, et al., 62-CV-16-4581, was filed in Ramsey County, Minnesota, containing allegations similar to those in the Silverman Amended Complaint. This action was consolidated with the two previously filed actions. On June 30, 2016, a shareholder of the Company filed a purported class action lawsuit in the United States District Court for the District of Minnesota, captioned Rosenfeld v. St. Jude Medical, Inc., et al., 16-cv-02275-WMW-FLN, alleging that the Company and its directors violated Section 14(a) of the Securities Exchange Act of 1934, SEC Rule 14a-9, and Minnesota Statute §§ 80A.68 and 80A.76, and that the Company’s directors violated Section 20(a) of the Exchange Act, by filing a Form S-4 with the SEC that contained false or misleading statements regarding the Proposed Transaction. Plaintiff seeks, among other things, to enjoin the Proposed Transaction or, if consummated, an order rescinding it or awarding actual and punitive damages to Plaintiff and the putative class.

The Company and its directors intend to vigorously defend against the allegations in these actions involving the Proposed Transaction. The Company believes that a material loss is remote. Refer to Note 11 for a discussion of the Proposed Transaction.

Regulatory Matters

The U.S. Food and Drug Administration (FDA) inspected the Company’s manufacturing facility in Atlanta, Georgia, where the Company manufactures its CardioMEMS™ HF system, at various times between June 8 to June 26, 2015. On July 6, 2015, the FDA issued a Form 483 identifying certain observed non-conformity with current Good Manufacturing Practice at the facility. Following the receipt of the Form 483, the Company provided written responses to the FDA detailing proposed corrective actions and immediately initiated efforts to address the FDA’s observations of non-conformity. The Company subsequently received a warning letter dated September 30, 2015 from the FDA relating to these non-conformities. Since the completion of the FDA inspection, the Company has provided and will continue to provide the FDA with regular updates. The Company has fully-integrated this former CardioMEMS standalone facility into St. Jude Medical's quality systems. During July 2016, the FDA conducted a follow-up inspection at the Atlanta facility. On July 28, 2016, the FDA issued a Form 483 identifying additional observed non-conformities with current Good Manufacturing Practice at the facility. The Company has worked to remediate these observations. There has been no inspection subsequent to the issuance of the Form 482 and no other further action to date by the FDA. The warning letter is specific to the Atlanta facility and does not impact any of the Company’s other manufacturing facilities. The warning letter does not identify any specific concerns regarding the performance of, or indicate the need for any field or other action regarding, the CardioMEMS™HF system product or any other St. Jude Medical product. The Company will continue manufacturing and shipping product from the Atlanta facility, and customer orders are not expected to be impacted while the Company works to resolve the FDA’s concerns. The Company takes these matters seriously, will respond timely and fully to the FDA’s requests, and believes that the FDA’s concerns will be resolved without a material impact on the Company’s financial results.

Intellectual Property Matters

On October 26, 2016, the Regents of the University of California filed a patent infringement action against the Company in the United States District Court for the Northern District of California alleging that two U.S. patents owned by the Regents of the University of California are infringed by certain of our catheters and other devices used to treat atrial fibrillation. The Company has not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable. Because, based on the Company’s historical experience, the amount ultimately paid, if any, often does not bear any relationship to the amount claimed, the Company cannot reasonably estimate a loss or range of loss, if any, that may result from this matter.
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
Changes in the Company’s product warranty liability during the three and nine months ended October 1, 2016 and October 3, 2015 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Balance at beginning of period	$25	$29	$31	$35
Warranty expense (benefit) recognized	4	—	5	(4)
Warranty credits issued	(4)	(1)	(11)	(3)
Balance at end of period	$25	$28	$25	$28

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

2016 Initiatives
During the fourth quarter of 2015, the Company initiated restructuring activities to drive cross-functional synergies (the 2016 Initiatives). The 2016 Initiatives include enhancing focus on programs that will strengthen its strategic objectives, driving productivity enhancements and incurring costs to fully integrate its recent acquisitions. During 2015, the Company incurred charges primarily related to severance and other termination benefits.
During the first quarter of 2016, the Company incurred additional charges related to severance and other termination benefits, contract termination costs and fixed asset write-offs, primarily associated with the closure of Thoratec Corporation (Thoratec) facilities as the Company continues to integrate the acquisition. During the second quarter of 2016, the Company incurred additional charges related to severance and other termination benefits, distributor contract terminations and other Thoratec-related contract terminations. During the third quarter of 2016, the Company incurred additional charges related to contract terminations and other exit costs, severance and other termination benefits and fixed asset write-offs, primarily associated with the continued closure of its Thoratec facilities and a U.S. based research facility. The Company currently expects to incur approximately $5 million to $10 million during the remainder of 2016 to complete the plan, but may incur additional charges in future periods.

A summary of the activity related to the 2016 Initiatives accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at January 3, 2015	$—	$—	$—	$—	$—
Cost of sales special charges	9	1	1	1	12
Special charges	22	—	—	—	22
Non-cash charges used	—	(1)	(1)	—	(2)
Cash payments	(2)	—	—	(1)	(3)
Balance at January 2, 2016	29	—	—	—	29
Cost of sales special charges	—	2	1	1	4
Special charges	11	—	4	5	20
Non-cash charges used	—	(2)	(5)	—	(7)
Cash payments	(32)	—	—	(5)	(37)
Balance at April 2, 2016	8	—	—	1	9
Cost of sales special charges	—	—	—	2	2
Special charges	6	—	—	4	10
Cash payments	(6)	—	—	(4)	(10)
Balance at July 2, 2016	8	—	—	3	11
Cost of sales special charges	—	—	—	2	2
Special charges	2	—	1	1	4
Non-cash charges used	—	—	(1)	—	(1)
Cash payments	(3)	—	—	(3)	(6)
Balance at October 1, 2016	$7	$—	$—	$3	$10

Manufacturing and Supply Chain Optimization Plan

During 2014, the Company initiated the Manufacturing and Supply Chain Optimization Plan to leverage economies of scale, streamline distribution methods, drive process improvements through global synergies, balance plant utilization levels, centralize certain vendor relationships and reduce overall costs. During 2015, the Company incurred charges primarily related to severance and other termination benefits, contract termination costs and fixed asset write-offs. These costs included charges associated with the elimination of certain operational, quality and hardware development activities at a research and development facility, continued exit costs related to a facility closure in the United States and software development assets no longer expected to be utilized.

During the first, second and third quarters of 2016, the Company incurred additional charges primarily related to continued exit costs associated with a facility closure in the United States. Material charges are not expected in future periods as the Manufacturing and Supply Chain Optimization Plan is now complete.

A summary of the activity related to the Manufacturing and Supply Chain Optimization Plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at January 3, 2015	$14	$—	$—	$6	$20
Cost of sales special charges	4	3	15	7	29
Special charges	20	—	—	29	49
Non-cash charges used	—	(3)	(15)	—	(18)
Cash payments	(27)	—	—	(35)	(62)
Balance at January 2, 2016	11	—	—	6	17
Cost of sales special charges	—	—	—	1	1
Cash payments	(3)	—	—	(6)	(9)
Balance at April 2, 2016	8	—	—	1	9
Cost of sales special charges	—	—	—	1	1
Special charges	—	—	—	1	1
Cash payments	(3)	—	—	(2)	(5)
Balance at July 2, 2016	5	—	—	1	6
Special charges	—	—	—	1	1
Cash payments	(2)	—	—	(1)	(3)
Balance at October 1, 2016	$3	$—	$—	$1	$4
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
During 2015, the Company incurred additional charges primarily related to severance and other termination benefits and other restructuring costs, including contract termination costs, asset relocation expenses and other exit costs predominately associated with the facility closure in Europe.
During the first quarter of 2016, the Company reassessed the remaining accrual balance and determined that some of the previously recorded accrual balances were no longer necessary. Additionally, during the third quarter of 2016, the Company revised estimates for employee termination costs, recognizing a special benefit. Additionally, the Company recognized a special benefit for salvaged inventory components during the third quarter of 2016. No additional charges are expected in future periods as the 2012 Business Realignment Plan is complete.
A summary of the activity related to the 2012 Business Realignment Plan accrual is as follows (in millions):

	Employee Termination Costs	Inventory Charges	Fixed Asset Charges	Other Restructuring Costs	Total
Balance at January 3, 2015	$26	$—	$—	$12	$38
Cost of sales special charges	2	3	—	—	5
Special charges	2	—	2	5	9
Non-cash charges used	—	(3)	(2)	—	(5)
Cash payments	(25)	—	—	(10)	(35)
Foreign exchange rate impact	(2)	—	—	—	(2)
Balance at January 2, 2016	3	—	—	7	10
Cost of sales special charges	—	(1)	—	(1)	(2)
Non-cash charges used	—	1	—	—	1
Balance at April 2, 2016	3	—	—	6	9
Cash payments	(1)	—	—	—	(1)
Balance at July 2, 2016	2	—	—	6	8
Cost of sales special charges	—	(2)	—	—	(2)
Special charges	(1)	—	—	—	(1)
Non-cash charges used	—	2	—	—	2
Cash payments	(1)	—	—	—	(1)
Balance at October 1, 2016	$—	$—	$—	$6	$6

Other Special Charges

Intangible asset impairment charges: During the third quarter of 2015, the Company recognized a $2 million impairment charge associated with a customer relationship intangible asset (see Note 8).

Legal settlements: During the third quarter of 2016, the Company recognized charges of $3 million primarily to evaluate allegations made by third parties about the safety and security of the Company's implantable cardiac rhythm management devices, initiate litigation against certain third parties related to those allegations and evaluate claims in a putative class action lawsuit asserting claims related to the safety and security of those devices. The putative class action has not yet been served. The Company also recognized net legal settlement gains of $19 million associated with four separate legal cases during the first nine months of 2016. Additionally, the Company recognized a legal settlement loss related to the December 2012 Securities Litigation and concurrently recognized insurance recoveries in the same amount during the first nine months of 2016 (see Note 3).

During the third quarter of 2015, the Company recognized a $1 million charge related to an unfavorable judgment for a product liability claim. During the first nine months of 2015, this charge was fully offset by $10 million in insurance recoveries recognized by the Company as a special benefit in connection with the March 2010 Securities Class Action Litigation.

Product field action costs and litigation costs: During the first nine months of 2016 and 2015, the Company recognized approximately $6 million and $14 million, respectively, of litigation charges for expected future probable and estimable legal costs associated with outstanding legal matters related to the Company's product field actions. Charges in excess of the amounts accrued are reasonably possible and depend on a number of factors, such as the type of claims received and the cost to defend.

During the third quarter and first nine months of 2016, the Company recognized $25 million and $28 million, respectively, of product field action costs. The Company initiated an advisory letter to physicians for patients implanted with certain tachycardia cardiac rhythm management devices that were identified as having a potential premature battery depletion issue that could, on rare occasions, result in necessary treatment not being provided. In connection with this advisory, the Company recognized charges of $26 million to cost of sales special charges related to product field action costs, primarily for estimated scrapped inventory and costs for providing remote monitoring to patients under the advisory during the third quarter of 2016. Charges in excess of the accrual are reasonably possible and depend on a number of factors, such as the number of physicians requesting remote monitoring. During the first nine months of 2016, the Company also initiated an advisory letter to physicians for patients implanted with certain ICD devices that were identified as having a potential therapy anomaly resulting in a lack of necessary treatment. As a result, the Company recognized charges of $5 million to cost of sales special charges primarily for estimated scrapped inventory and warranty costs during the first nine months of 2016. Partially offsetting these charges, the Company recognized a $1 million benefit and a $3 million benefit during the third quarter and first nine months of 2016, respectively, to cost of sales special charges for salvaged inventory components related to an advisory action initiated in 2014.

During the fourth quarter of 2016, the Company initiated an advisory letter to physicians participating in an investigational device exemption study for patients implanted with certain leadless bradycardia cardiac rhythm management devices that were identified as having a potential premature battery depletion issue that could, on rare occasions, result in necessary treatment not being provided. As a result, the Company expects to recognize charges relating to scrapped inventory and intangible assets, which will be partially offset by reductions in contingent consideration liabilities.

During the first nine months of 2015, the Company recognized a $7 million benefit to cost of sales special charges, of which $5 million related to salvaged inventory components associated with the same advisory action initiated in 2014 and $2 million related to lower than expected direct recall costs associated with a 2012 voluntary product field action related to certain neuromodulation implantable pulse generator charging systems.

Other restructuring-related charges: The Company also recognized other restructuring-related charges of $3 million during the first nine months of 2016.

NOTE 5 – NET EARNINGS PER SHARE
The table below sets forth the computation of basic and diluted net earnings per share attributable to St. Jude Medical, Inc. (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Numerator:
Net earnings attributable to St. Jude Medical, Inc.	$212	$215	$545	$767
Denominator:
Basic weighted average shares outstanding	285.2	282.2	284.3	282.1
Dilution associated with stock-based compensation plans	4.8	4.1	3.9	4.2
Diluted weighted average shares outstanding	290.0	286.3	288.2	286.3
Basic net earnings per share attributable to St. Jude Medical, Inc.	$0.74	$0.76	$1.92	$2.72
Diluted net earnings per share attributable to St. Jude Medical, Inc.	$0.73	$0.75	$1.89	$2.68

Anti-dilutive shares of common stock excluded from diluted net earnings per share attributable to St. Jude Medical, Inc.	—	2.6	4.1	3.1

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND SUPPLEMENTAL EQUITY INFORMATION
The tables below present the changes in each component of accumulated other comprehensive income, net of tax, including other comprehensive income and reclassifications out of accumulated other comprehensive income into net earnings for the three and nine months ended October 1, 2016 and October 3, 2015, respectively (in millions):

	Unrealized
	Gain (Loss) On	Unrealized	Foreign	Accumulated
	Available-for-	Gain (Loss) On	Currency	Other
For the three months ended October 1, 2016	sale Securities	Derivative Instruments	translation adjustment	Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as of July 2, 2016	$4	$(23)	$(328)	$(347)
Other comprehensive income (loss) before reclassifications	(1)	(4)	3	(2)
Amounts reclassified to net earnings from accumulated other comprehensive income	—	4	—	4
Other comprehensive income (loss)	(1)	—	3	2
Accumulated other comprehensive income (loss) as of October 1, 2016	$3	$(23)	$(325)	$(345)

	Unrealized
	Gain (Loss) On	Unrealized	Foreign	Accumulated
	Available-for-	Gain (Loss) On	Currency	Other
For the nine months ended October 1, 2016	sale Securities	Derivative Instruments	translation adjustment	Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as of January 2, 2016	$3	$11	$(359)	$(345)
Other comprehensive income (loss) before reclassifications	—	(34)	34	—
Amounts reclassified to net earnings from accumulated other comprehensive income	—	—	—	—
Other comprehensive income (loss)	—	(34)	34	—
Accumulated other comprehensive income (loss) as of October 1, 2016	$3	$(23)	$(325)	$(345)

	Unrealized
	Gain (Loss) On	Unrealized	Foreign	Accumulated
	Available-for-	Gain (Loss) On	Currency	Other
For the three months ended October 3, 2015	sale Securities	Derivative Instruments	translation adjustment	Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as of July 4, 2015	$12	$15	$(288)	$(261)
Other comprehensive income (loss) before reclassifications	(1)	(7)	(25)	(33)
Amounts reclassified to net earnings from accumulated other comprehensive income	(7)	(4)	—	(11)
Other comprehensive income (loss)	(8)	(11)	(25)	(44)
Accumulated other comprehensive income (loss) as of October 3, 2015	$4	$4	$(313)	$(305)

	Unrealized
	Gain (Loss) On	Unrealized	Foreign	Accumulated
	Available-for-	Gain (Loss) On	Currency	Other
For the nine months ended October 3, 2015	sale Securities	Derivative Instruments	translation adjustment	Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as of January 3, 2015	$15	$3	$(191)	$(173)
Other comprehensive income (loss) before reclassifications	—	9	(122)	(113)
Amounts reclassified to net earnings from accumulated other comprehensive income	(11)	(8)	—	(19)
Other comprehensive income (loss)	(11)	1	(122)	(132)
Accumulated other comprehensive income (loss) as of October 3, 2015	$4	$4	$(313)	$(305)

Income taxes are not provided for foreign translation related to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting items in comprehensive income that are also recorded as part of net earnings.

The following table provides details about reclassifications out of accumulated other comprehensive income and the line items impacted in the Company's Condensed Consolidated Statements of Earnings during the three and nine months ended October 1, 2016 and October 3, 2015, respectively (in millions):

Details about	Amount reclassified from accumulated other comprehensive income
accumulated other	Three Months Ended		Nine Months Ended
comprehensive income components	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015	Statements of Earnings Classification

Unrealized (gain) loss on available-for-sale securities:
(Gain) loss on sale of available-for-sale securities	$—	$(11)	$—	$(18)	Other (income) expense
Tax effect	—	4	—	7	Income tax expense
Net of tax	$—	$(7)	$—	$(11)

Unrealized (gain) loss on derivative financial instruments:
(Gain) loss recognized on derivative financial instruments	$7	$(4)	$1	$(8)	Cost of sales
Tax effect	(3)	—	(1)	—	Income tax expense
Net of tax	$4	$(4)	$—	$(8)

The Company's realized (gains) and losses on its available-for-sales securities and derivative financial instruments are computed using the specific identification method.

Supplemental Equity Information

On August 3, 2016, the Company's Board of Directors authorized a cash dividend of $0.31 per share which was paid on October 28, 2016 to shareholders of record as of September 30, 2016.
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

The supplemental equity schedules below present changes in the Company's noncontrolling interest and total shareholders' equity for the nine months ended October 1, 2016 and October 3, 2015, respectively (in millions):

	Total
	Shareholders'
	Equity
	Before		Total
	Noncontrolling	Noncontrolling	Shareholders'
For the nine months ended October 1, 2016	Interest	Interest	Equity
Balance at January 2, 2016	$4,042	$—	$4,042
Net earnings	545	—	545
Cash dividends declared	(265)	—	(265)
Stock-based compensation	83	—	83
Common stock issued under employee stock plans and other, net	73	—	73
Tax benefit from stock plans	8	—	8
Balance at October 1, 2016	$4,486	$—	$4,486

	Total
	Shareholders'
	Equity
	Before		Total
	Noncontrolling	Noncontrolling	Shareholders'
For the nine months ended October 3, 2015	Interest	Interest	Equity
Balance at January 3, 2015	$4,199	$45	$4,244
Net earnings	767	(14)	753
Other comprehensive income (loss)	(132)	—	(132)
Cash dividends declared	(245)	—	(245)
Repurchases of common stock	(500)	—	(500)
Stock-based compensation	53	2	55
Common stock issued under employee stock plans and other, net	135	—	135
Tax benefit from stock plans	17	—	17
Additions (purchases) of noncontrolling ownership interests	(297)	(33)	(330)
Balance at October 3, 2015	$3,997	$—	$3,997

NOTE 7 – INCOME TAXES
As of October 1, 2016, the Company had $250 million accrued for uncertain tax positions, all of which would affect the Company’s effective tax rate if recognized. Additionally, the Company had $38 million accrued for gross interest and penalties as of October 1, 2016. At January 2, 2016, the liability for uncertain tax positions was $338 million and the accrual for gross interest and penalties was $58 million.
The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all material U.S. federal, state, foreign and local income tax matters for all tax years through 2004. During the third quarter of 2016, the Company entered into a settlement agreement with the Internal Revenue Service (IRS), closing its 2008 to 2011 tax examinations. The settlement resulted in a $157 million reduction of the Company’s uncertain tax positions during the third quarter of 2016 and reduced its accrual for gross interest by $25 million. The settlement did not result in a material adjustment to tax expense in the third quarter of 2016. The majority of cash owed to the IRS associated with the settlement was paid during the first nine months of 2016 with the remaining amounts expected to be paid to the IRS in the fourth quarter of 2016.

The Company's effective income tax rate was 13.5% and 17.6% for the third quarter of 2016 and 2015, respectively, and 16.3% and 12.7% for the nine months ended 2016 and 2015, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete income tax factors and events. During the three months ended October 1, 2016, special charges, acquisition-related costs and discrete income tax items unfavorably impacted the effective income tax rate by 0.1 percentage points. During the nine months ended October 1, 2016, special charges, acquisition-related costs, other-than-temporary impairments and discrete income tax items unfavorably impacted the effective income tax rate by 3.1 percentage points. Special charges, acquisition-related costs and discrete income tax items recognized during the third quarter of 2015 unfavorably impacted the effective rate by 1.6 percentage points and favorably impacted the effective rate by 4.2 percentage points during the first nine months of 2015.

During the first nine months of 2016, the European Commission concluded that decisions by the tax authorities in Belgium regarding corporate income taxes paid under certain excess profit rulings, including the ruling previously granted to one of the Company’s subsidiaries, did not comply with European Union rules on state aid. Based on the applicability of this conclusion to the Company's 2009 through 2014 tax returns in Belgium, the Company recorded a liability of 43 million Euros ($48 million as of October 1, 2016) including interest to reserve for this uncertain tax position during the first nine months of 2016.

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
The following table summarizes the components of the balance of the Company’s available-for-sale securities at October 1, 2016 and January 2, 2016 (in millions):

	October 1, 2016	January 2, 2016
Adjusted cost	$4	$5
Gross unrealized gains	5	6
Gross unrealized losses	—	(1)
Fair value	$9	$10
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
A summary of assets and liabilities measured at fair value on a recurring basis at October 1, 2016 and January 2, 2016 is as follows (in millions):

	Balance Sheet Classification	October 1, 2016	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$22	$22	$—	$—
Available-for-sale securities	Other current assets	9	9	—	—
Foreign currency forward contracts	Other current assets	1	—	1	—
Trading securities	Other assets	322	322	—	—
Total assets		$354	$353	$1	$—

Liabilities
Foreign currency forward contracts	Other current liabilities	$32	$—	$32	$—
Contingent consideration	Other liabilities	40	—	—	40
Foreign currency forward contracts	Other liabilities	3	—	3	—
Total liabilities		$75	$—	$35	$40

	Balance Sheet Classification	January 2, 2016	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money-market securities	Cash and cash equivalents	$273	$273	$—	$—
Available-for-sale securities	Other current assets	10	10	—	—
Foreign currency forward contracts	Other current assets	14	—	14	—
Trading securities	Other assets	302	302	—	—
Foreign currency forward contracts	Other assets	2	—	2	—
Total assets		$601	$585	$16	$—

Liabilities
Contingent consideration	Other current liabilities	$118	$—	$—	$118
Foreign currency forward contracts	Other current liabilities	6	—	6	—
Contingent consideration	Other liabilities	33	—	—	33
Foreign currency forward contracts	Other liabilities	3	—	3	—
Total liabilities		$160	$—	$9	$151

The recurring Level 3 fair value measurements of the Company's contingent consideration liabilities include the following significant unobservable inputs (in millions):

Contingent Consideration Liabilities	Fair Value as of October 1, 2016	Valuation Technique	Unobservable Input	Value or Range

Spinal Modulation revenue-based milestones and earn-outs	$7	Monte Carlo Simulation	Discount Rates	0.8%	-	15.5%
			Expected Revenue Volatility			25.0%
			Projected Years of Payments	2017, 2018

Nanostim, Inc. revenue-based milestones	2	Probability Weighted Discounted Cash Flow	Discount Rate			5.0%
			Probability of Payments			10.0%
			Projected Years of Payments	2017, 2018

Assumed from Thoratec regulatory-based and revenue-based milestones	27	Probability Weighted Discounted Cash Flow	Discount Rate			4.3%
			Probabilities of Payments	—%	-	90.0%
			Projected Years of Payments	2018	-	2022

U.S. Distributor revenue-based milestones	4	Probability Weighted Discounted Cash Flow	Discount Rates	0.9%	-	1.1%
			Probabilities of Payments	—%	-	100.0%
			Projected Years of Payments	2019, 2021
Total contingent consideration liabilities	$40

Additionally, the following table provides a reconciliation of the beginning and ending balances of the Company's recurring Level 3 fair value measurements (in millions):

	Nanostim	Spinal Modulation	Assumed from Thoratec	U.S. Distributor	Total
Balance as of January 3, 2015	$50	$—	$—	$—	$50
Initial fair value measurement of contingent consideration	—	155	—	—	155
Liabilities assumed from Thoratec acquisition	—	—	33	—	33
Change in fair value of contingent consideration	(48)	(33)	(6)	—	(87)
Balance as of January 2, 2016	2	122	27	—	151
Change in fair value of contingent consideration	—	8	1	—	9
Transfer out of Level 3 fair value measurement due to contractual settlement	—	(124)	—	—	(124)
Balance as of April 2, 2016	2	6	28	—	36
Change in fair value of contingent consideration	—	(4)	(1)	—	(5)
Balance as of July 2, 2016	2	2	27	—	31
Initial fair value measurement of contingent consideration	—	—	—	4	4
Change in fair value of contingent consideration	—	5	—	—	5
Balance as of October 1, 2016	$2	$7	$27	$4	$40
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
Other than the items discussed below, there were no other material impairments that were measured at fair value on a nonrecurring basis for the three and nine months ended October 1, 2016 or October 3, 2015.
Long-lived assets: During the three and nine months ended October 1, 2016, the Company recognized $1 million and $6 million, respectively, of fixed asset write-offs primarily associated with projects abandoned as the Company continued to integrate its recent acquisitions. During the three and nine months ended October 3, 2015, the Company recognized $15 million and $17 million of fixed asset write-offs primarily related to fixed asset impairments associated with software development assets no longer expected to be utilized. Typically the Company measures these assets using independent appraisals, market models and discounted cash flow models. However, as these fixed assets had no alternative future use and therefore no discrete future cash flows, the assets were fully impaired.
During the third quarter of 2015, the Company also recognized a $2 million impairment charge related to a customer relationship intangible asset. Due to changes in hospital purchasing practices, the Company determined that the intangible asset no longer had any future discrete cash flows and that the asset was fully impaired.
Cost method investments: The Company also holds investments in equity securities that are accounted for as cost method investments, which are classified as other assets and measured at fair value on a nonrecurring basis. The carrying value of these investments was $59 million and $80 million as of October 1, 2016 and January 2, 2016, respectively. During the first nine months of 2016, the Company concluded that adverse regulatory rulings and subsequent operational decisions made by an entity in which the Company had strategic debt and equity investments had an adverse impact on the fair values of those investments. As a result, the Company recognized other-than-temporary impairments of approximately $50 million in other (income) expense in the Condensed Consolidated Statements of Earnings to fully write-down its cost method equity investment and convertible debt investment. The fair value of the Company’s remaining cost method investments was not estimated during the three and nine months ended October 1, 2016 since there were no other identified events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments.

Fair Value Measurements of Other Financial Instruments
The aggregate fair value of the Company’s fixed-rate senior notes at October 1, 2016 (measured using quoted prices in active markets) was $3,437 million compared to the aggregate carrying value of $3,278 million (inclusive of unamortized debt discounts). The fair value of the Company’s variable-rate debt obligations at October 1, 2016 approximated its aggregate $2,496 million carrying value due to the variable interest rate and short-term nature of these instruments. The Company also had $372 million and $393 million of cash equivalents invested in short-term deposits and interest and non-interest bearing bank accounts at October 1, 2016 and January 2, 2016, respectively, the cost basis of which approximated the fair value.

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
Cash Flow Hedges
Foreign exchange forward contracts: During 2015, the Company began to enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The Company hedges its exposure to the variability in future cash flows of forecasted transactions for periods of up to 24 months. The dollar equivalent gross notional amount of the Company’s foreign exchange forward contracts designated as cash flow hedges at October 1, 2016 was approximately $1.0 billion. Hedge ineffectiveness recognized in earnings on cash flow hedges during the three and nine months ended October 1, 2016 and October 3, 2015 was not material.

As of October 1, 2016, the Company had a balance of $27 million associated with the after-tax net unrealized loss position related to foreign currency forward contracts recorded in accumulated other comprehensive income. Based on exchange rates as of October 1, 2016, the Company expects to reclassify net losses of approximately $22 million after-tax to earnings over the next 12 months contemporaneously with the earnings effects of the related forecasted transactions (with the impact offset by cash flows from the underlying hedged items).

The following table provides the (gains) losses related to derivative instruments designated as cash flow hedges for the three and nine months ended October 1, 2016 and October 3, 2015, including the location in the Condensed Consolidated Statements of Earnings and the Condensed Consolidated Statements of Comprehensive Income (in millions):

		Pre-tax (Gain) Loss Recognized		Ineffective Portion of
	Pre-tax (Gain) Loss	in Earnings on Effective Portion		(Gain) Loss on Derivative
	Recognized in Other	of Derivative as a Result of		and Amount Excluded from
Three	Comprehensive	Reclassification from		Effectiveness Testing
months	Income on Effective	Accumulated Other		Recognized
ended	Portion of Derivative	Comprehensive Income		in Earnings
October 1, 2016	Amount	Amount	Location	Amount	Location
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$7	$7	Cost of sales	$—	Cost of sales

		Pre-tax (Gain) Loss Recognized		Ineffective Portion of
	Pre-tax (Gain) Loss	in Earnings on Effective Portion		(Gain) Loss on Derivative
	Recognized in Other	of Derivative as a Result of		and Amount Excluded from
Nine	Comprehensive	Reclassification from		Effectiveness Testing
months	Income on Effective	Accumulated Other		Recognized
ended	Portion of Derivative	Comprehensive Income		in Earnings
October 1, 2016	Amount	Amount	Location	Amount	Location
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$51	$1	Cost of sales	$—	Cost of sales

		Pre-tax (Gain) Loss Recognized		Ineffective Portion of
	Pre-tax (Gain) Loss	in Earnings on Effective Portion		(Gain) Loss on Derivative
	Recognized in Other	of Derivative as a Result of		and Amount Excluded from
Three	Comprehensive	Reclassification from		Effectiveness Testing
months	Income on Effective	Accumulated Other		Recognized
ended	Portion of Derivative	Comprehensive Income		in Earnings
October 3, 2015	Amount	Amount	Location	Amount	Location
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$10	$(4)	Cost of sales	$—	Cost of sales

		Pre-tax (Gain) Loss Recognized		Ineffective Portion of
	Pre-tax (Gain) Loss	in Earnings on Effective Portion		(Gain) Loss on Derivative
	Recognized in Other	of Derivative as a Result of		and Amount Excluded from
Nine	Comprehensive	Reclassification from		Effectiveness Testing
months	Income on Effective	Accumulated Other		Recognized
ended	Portion of Derivative	Comprehensive Income		in Earnings
October 3, 2015	Amount	Amount	Location	Amount	Location
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$(9)	$(8)	Cost of sales	$—	Cost of sales

Reclassifications from accumulated other comprehensive income into earnings include accumulated (gains) losses on dedesignated hedges at the time earnings are impacted.

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include dedesignated foreign currency forward contracts and foreign currency forward contracts that the Company utilizes to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. The dollar equivalent gross notional amount of these forward contracts not designated as hedging instruments totaled approximately $0.2 billion as of October 1, 2016. The fair value of the Company's outstanding contracts was not material as of October 1, 2016 and January 2, 2016.
The following table provides the (gains) losses related to derivative instruments not designated as hedging instruments, including the location in the Condensed Consolidated Statements of Earnings (in millions):

Derivatives Not	(Gain) Loss on Derivatives		(Gain) Loss on Derivatives
Designated as	Recognized in Earnings		Recognized in Earnings
Hedging	Three Months Ended		Nine Months Ended
Instruments	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015	Location
Foreign currency forward contracts	$—	$(3)	$1	$(11)	Other (income) expense

The net (gains) losses were almost entirely offset by corresponding net (losses) gains on the foreign currency exposures being managed.
Location and Fair Value Amount of Derivative Instruments
The following table summarizes the fair value of the Company’s derivative instruments and their locations in the Condensed Consolidated Balance Sheets as of October 1, 2016 and January 2, 2016 (in millions):

Fair Value of Derivative Instruments	October 1, 2016	January 2, 2016	Location
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts	$1	$14	Other current assets
	—	2	Other assets
	(32)	(6)	Other current liabilities
	(3)	(3)	Other liabilities
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	—	—	Other current assets
	—	—	Other current liabilities
Total	$(34)	$7
Additional information with respect to the fair values of the Company's derivative instruments is included in Note 8.

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

As of October 1, 2016, St. Jude Medical, Inc. had International Swaps and Derivatives Association agreements with four applicable banks and financial institutions that contain netting provisions.

The following tables provide information as though the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of the netting arrangements with each of the counterparties as of October 1, 2016 and January 2, 2016, respectively (in millions):

Gross Amounts not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
Gross Amount of
Eligible Offsetting
	Gross Amount of	Recognized
	Derivative Assets	Derivative Liabilities
	Presented in the	Presented in the		Net
	Condensed	Condensed	Cash	Amount of
	Consolidated	Consolidated	Collateral	Derivative
Derivatives as of October 1, 2016	Balance Sheet	Balance Sheet	Received	Assets
Derivatives subject to master netting agreements	$1	$1	$—	$—
Derivatives not subject to master netting agreements	—			—
Total	$1	$1	$—	$—

Gross Amounts not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
Gross Amount of
	Gross Amount of	Eligible Offsetting
	Derivative	Recognized
	Liabilities	Derivative Assets
	Presented in the	Presented in the		Net
	Condensed	Condensed	Cash	Amount of
	Consolidated	Consolidated	Collateral	Derivative
Derivatives as of October 1, 2016	Balance Sheet	Balance Sheet	Pledged	Liabilities
Derivatives subject to master netting agreements	$19	$1	$—	$18
Derivatives not subject to master netting agreements	16			16
Total	$35	$1	$—	$34

Gross Amounts not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
Gross Amount of
Eligible Offsetting
	Gross Amount of	Recognized
	Derivative Assets	Derivative Liabilities
	Presented in the	Presented in the		Net
	Condensed	Condensed	Cash	Amount of
	Consolidated	Consolidated	Collateral	Derivative
Derivatives as of January 2, 2016	Balance Sheet	Balance Sheet	Received	Assets
Derivatives subject to master netting agreements	$3	$1	$—	$2
Derivatives not subject to master netting agreements	13			13
Total	$16	$1	$—	$15

Gross Amounts not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
Gross Amount of
	Gross Amount of	Eligible Offsetting
	Derivative	Recognized
	Liabilities	Derivative Assets
	Presented in the	Presented in the		Net
	Condensed	Condensed	Cash	Amount of
	Consolidated	Consolidated	Collateral	Derivative
Derivatives as of January 2, 2016	Balance Sheet	Balance Sheet	Pledged	Liabilities
Derivatives subject to master netting agreements	$1	$1	$—	$—
Derivatives not subject to master netting agreements	8			8
Total	$9	1	$—	$8

For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of both October 1, 2016 and January 2, 2016, no cash collateral had been received or pledged related to these derivative instruments.

NOTE 10 – BUSINESS COMBINATIONS
Fiscal Year 2016

Middle East distributor: In February 2016, the Company acquired certain assets and assumed certain liabilities of a medical device distributor in the Middle East for $19 million of total purchase consideration. The transaction was accounted for as a purchase business combination. The purchase price allocation, which includes customer relationship intangible assets of $7 million and goodwill of $5 million, is considered preliminary, largely with respect to certain tax-related assets and liabilities. During the first nine months of 2016, the Company did not recognize any material adjustments to provisional amounts.

U.S. distributor: In September 2016, the Company acquired a medical device distributor in the U.S. for $14 million of total purchase consideration ($10 million of cash consideration and $4 million of contingent consideration). The transaction was accounted for as a purchase business combination. The purchase price allocation, which includes customer relationship intangible assets of $9 million and goodwill of $5 million, is considered preliminary, largely with respect to certain tax-related liabilities.

Fiscal Year 2015

Thoratec: The Company finalized the purchase price allocation during the third quarter of 2016. Based on its evaluation of information about facts and circumstances that existed as of the date Thoratec was acquired, the Company recognized adjustments to provisional amounts that were not material.

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

Completion of the merger is subject to customary closing conditions, including (i) adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding Company common shares, which occurred in connection with the shareholders meeting on October 26, 2016, (ii) effectiveness of the Registration Statement on Form S-4, which was filed with the Securities and Exchange Commission by Abbott in connection with the registration of the Abbott common shares to be issued in the merger and became effective on September 26, 2016, (iii) the expiration of the waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), and receipt of other specified antitrust approvals, (iv) subject to specified materiality thresholds, the accuracy of the representations and warranties of the other party, (v) the other party having performed in all material respects all of its obligations under the Merger Agreement, (vi) the absence of a material adverse effect, as defined in the Merger Agreement, on the other party, and (vii) the receipt by each party of opinions to the effect that the transaction will be treated as a reorganization for U.S. federal income tax purposes.

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

On October 18, 2016, the Company announced that it and Abbott (together, the Sellers) reached an agreement in principle to sell certain products to Tokyo-based Terumo Corporation (Terumo). The Sellers’ purpose in making this divestiture is to obtain HSR Act approval in the U.S. and additional regulatory approvals in certain foreign jurisdictions that are conditions precedent to completion of the merger. The products that the Sellers propose to sell to Terumo, for cash consideration of approximately $1.12 billion, include the Company’s Angio-SealTM and FemoSealTM vascular closure products and Abbott's Vado® Steerable Sheath product. The divestiture is conditioned upon completion of the merger between the Company and Abbott and is expected to close promptly following the merger’s completion.

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
3) Atrial Fibrillation (AF) (electrophysiology (EP) introducers and catheters, advanced cardiac mapping, navigation and recording systems, ablation systems and left atrial appendage occlusion);
4) Cardiovascular (vascular closure products, heart valve replacement and repair products, pressure measurement guidewires, optical coherence tomography (OCT) imaging products and fractional flow reserve (FFR) technology, structural heart defect devices, vascular plugs and percutaneous heart pumps); and
5) Neuromodulation (spinal cord stimulation and radiofrequency ablation to treat chronic pain and deep brain stimulation to treat movement disorders).
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
Recent Developments
Net sales for the third quarter and first nine months of 2016 increased 12% and 10%, respectively, compared to the same prior year periods. Foreign currency translation favorably impacted our third quarter 2016 net sales by $5 million and unfavorably impacted the first nine months 2016 net sales by $43 million compared to the same periods in 2015. Our increase in net sales during the third quarter and first nine months of 2016 compared to the same prior year periods was driven by the following key areas:

•	We benefited from incremental net sales associated with our HF ventricular assist devices, acquired through our acquisition of Thoratec Corporation (Thoratec) during the fourth quarter of 2015.

•	We experienced incremental net sales from our launch of the Proclaim™ Elite Spinal Cord Stimulation System (U.S. Food and Drug Administration (FDA) approval in November 2015).

•
We continued to benefit from increased EP catheter ablation procedures, led by incremental net sales associated with our FlexAbility™ ablation catheter (FDA approval in January 2015) and our TactiCath® irrigated ablation catheter. Additionally, we benefited from increased net sales related to our AF diagnostic devices, our intracardiac echocardiography imaging (ICE) product offerings, our AF introducers and our advanced cardiac mapping systems.

•
We continued to experience net sales benefits from increased transcatheter aortic valve replacement (TAVR) procedures and net sales increases related to our OCT imaging products and FFR technology, particularly in Europe.

•	We also benefited from incremental net sales associated with our April 2016 U.S. launch of the Axium™ Neurostimulator System for dorsal root ganglion (DRG) stimulation.

We have also experienced partially offsetting net sales declines during the third quarter and first nine months of 2016 compared to the same prior year periods in our traditional pacemaker and ICD devices, our CRT-D devices, our CardioMEMS™ HF System and our mechanical heart valves. Refer to the Results of Operations section for a more detailed discussion on our net sales.

Diluted net earnings per share attributable to St. Jude Medical, Inc. for the third quarter and first nine months of 2016 were $0.73 and $1.89, respectively, driven by the revenue impacts described above and the following key items which resulted in net after-tax charges of $0.14 and $0.74 per diluted share during the third quarter and first nine months of 2016, respectively:

•
We recognized after-tax acquisition-related costs, including contingent consideration fair value adjustments, of $0.04 and $0.25 per diluted share during the third quarter and first nine months of 2016, respectively.

•	We recognized after-tax restructuring charges of $0.01 and $0.11 per diluted share during the third quarter and first nine months of 2016, respectively.

•	We recognized unfavorable income tax adjustments of $0.01 and $0.21 per diluted share during the third quarter and first nine months, respectively.

•	We recognized after-tax strategic investment impairment charges of $0.11 per diluted share during the first nine months of 2016.

•	We recognized after-tax product field action costs and litigation costs of $0.08 and $0.10 per diluted share during the third quarter and first nine months of 2016, respectively.

•	We recognized after-tax net benefits related to litigation matters of $0.04 per diluted share during the first nine months of 2016.

Significant cash flow activity during the first nine months of 2016 included the following key items:

•	We generated $905 million of cash flows from operating activities.

•
We repaid $500 million principal amount of our 5-year, 2.500% unsecured senior notes (2016 Senior Notes), made net commercial paper payments of $408 million and drew the remaining $500 million of our 5-year, $2.6 billion unsecured term loan due 2020 (Term Loan Due 2020). We also made payments of $259 million on our Term Loan Due 2020.

•	We returned $258 million to shareholders in the form of dividends.

•	We paid $125 million to settle the contingent consideration liability associated with the Spinal Modulation regulatory-based milestone.

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
The following table presents net sales to external customers for our five key product categories (in millions):

	Three Months Ended			Nine Months Ended
	October 1, 2016	October 3, 2015	% Change	October 1, 2016	October 3, 2015	% Change
Traditional Cardiac Rhythm Management	$378	$408	(7.4)%	$1,139	$1,246	(8.6)%
Heart Failure	351	242	45.6%	1,109	753	47.3%
Atrial Fibrillation	316	278	13.9%	931	840	10.8%
Cardiovascular	313	290	7.6%	933	908	2.7%
Neuromodulation	141	121	16.6%	397	347	14.6%
Net sales	$1,499	$1,339	12.0%	$4,509	$4,094	10.1%

The following table presents net sales by significant geographic area based on customer location (in millions):

	Three Months Ended			Nine Months Ended
	October 1, 2016	October 3, 2015	% Change	October 1, 2016	October 3, 2015	% Change
United States	$783	$705	11.1%	$2,354	$2,098	12.2%
Europe	342	306	12.0%	1,099	1,001	9.9%
Japan	135	111	20.9%	385	344	11.8%
Other foreign countries	239	217	10.0%	671	651	3.0%
Net sales	$1,499	$1,339	12.0%	$4,509	$4,094	10.1%
Our net sales are impacted by multiple factors, the most significant of which are often impacts of acquisitions and foreign currency translation. Operational sales changes include organic volume and selling price impacts. These impacts for the third quarter and first nine months of 2016 compared to the same prior year periods were as follows:

	Three Months Ended October 1, 2016 % Change	Nine Months Ended October 1, 2016 % Change
Operational	1.4%	0.7%
Acquisitions	10.2%	10.5%
Translation	0.4%	(1.1)%
Net sales change	12.0%	10.1%
During the third quarter and first nine months of 2016, incremental net sales of our ventricular assist devices, acquired through our acquisition of Thoratec in October 2015, favorably impacted all geographies. Additionally, the U.S. continued to benefit from incremental net sales associated with our launch of the Proclaim™ Elite Spinal Cord Stimulation System (FDA approval in November 2015) and our April 2016 launch of Axium™ Neurostimulator System as well as increased EP catheter ablation procedures and net sales volume increases associated with our AF introducers, ICE product offerings and AF diagnostic devices. During the third quarter and first nine months of 2016, Europe's net sales also benefited from increased TAVR procedures and net sales volume increases associated with our OCT imaging products and FFR technology, AF introducers and our recent launch of the Proclaim™ Elite Spinal Cord Stimulation System. Partially offsetting the first nine months of 2016 net sales benefits, we experienced unfavorable foreign currency translation impacts primarily due to the U.S. Dollar strengthening against certain currencies in South America and the Euro compared to the same prior year period. Additionally, we have continued to experience a net sales decline, predominately in the U.S, in our traditional ICD and pacemaker devices as well as our CRT-D devices driven by competitive pressures from third party magnetic resonance imaging (MRI) compatible devices during the third quarter and first nine months of 2016 compared to the same prior year periods. Our CardioMEMS™ HF System also experienced net sales declines, primarily in the U.S., during the third quarter and first nine months of 2016 compared to the same periods in 2015 due to the reimbursement challenges faced by our customers. We continue to work through the national coverage determination process to expand access for patients currently not covered.

The foreign currency translation impacts to net sales are not necessarily indicative of the net earnings impact of foreign currency translation due to partially offsetting foreign currency translation impacts on cost of sales, operating expenses and our hedging program.

The net sales fluctuations for the third quarter and first nine months of 2016 compared to the same prior year periods are further discussed by our five key product categories.

Traditional Cardiac Rhythm Management: We continued to experience net sales declines in our ICD and pacemaker devices during the third quarter and first nine months of 2016 compared to the same prior year periods, primarily driven by competitive pressures from third party MRI compatible devices, predominately in the U.S, including overall average selling price declines due to a market preference for such devices. Foreign currency translation impacting net sales was flat during the third quarter of 2016 compared to the third quarter of 2015 and unfavorably impacted the first nine months 2016 Traditional Cardiac Rhythm Management net sales by $18 million (1.4 percentage points) compared to the same period in 2015.

Heart Failure: The increase in HF net sales during the third quarter and first nine months of 2016 compared to the same prior year periods is primarily due to incremental net sales associated with our ventricular assist devices, acquired through our Thoratec acquisition. Partially offsetting the net sales increases, we continued to experience net sales declines in our CRT-D devices primarily driven by competitive pressures from third party MRI compatible devices, predominately in the U.S, including overall average selling price declines due to a market preference for such devices. We also experienced net sales declines in our CardioMEMS™ HF System during the third quarter and first nine months of 2016 compared to the same prior year periods due to the reimbursement challenges faced by our customers. Foreign currency translation unfavorably impacted third quarter and the first nine months 2016 Heart Failure net sales by $2 million (0.6 percentage points) and $8 million (1.3 percentage points), respectively, compared to the same prior year periods.

Cardiovascular: During the third quarter and first nine months of 2016, we experienced net sales volume increases associated with our TAVR products and OCT imaging products and FFR technology. Partially offsetting these increases, we continued to experience a net sales decline in our mechanical heart valves due to a market preference for tissue valves during the third quarter and first nine months of 2016 compared to the same prior year periods. Foreign currency translation favorably impacted third quarter 2016 Cardiovascular net sales by $2 million (0.6 percentage points) compared to the same prior year period and unfavorably impacted our first nine months 2016 Cardiovascular net sales by $10 million (1.2 percentage points) compared to the same period in 2015.

Atrial Fibrillation: AF continued to benefit from increased EP catheter ablation procedures and increased net sales volumes related to our AF diagnostic, ICE product offerings, AF introducers and advanced cardiac mapping systems during the third quarter and first nine months of 2016 compared to the same prior year periods. Our EP catheter ablation net sales continued to benefit from incremental net sales associated with our FlexAbility™ ablation catheter (FDA approval in January 2015) and our TactiCath® irrigated ablation catheter during the third quarter and first nine months of 2016 compared to the same prior year periods. We also experienced increased net sales volumes associated with our ICE catheters, Ensite NavX™ navigation and visualization technology, steerable diagnostic catheters and Agilis™ NxT steerable introducer during the third quarter and first nine months of 2016 compared to the same periods in 2015. Foreign currency translation favorably impacted third quarter 2016 AF net sales by $5 million (2.0 percentage points) compared to the third quarter of 2015 and unfavorably impacted the first nine months 2016 AF net sales by $3 million (0.3 percentage points) compared to the same prior year period.

Neuromodulation: The primary increase in Neuromodulation net sales during the third quarter and first nine months of 2016 was the result of incremental net sales associated with our launch of the Proclaim™ Elite Spinal Cord Stimulation System (FDA approval in November 2015) and April 2016 U.S. launch of our Axium™ Neurostimulator System for DRG stimulation compared to the same prior year periods. Foreign currency translation impacting net sales was flat during the third quarter of 2016 compared to the third quarter of 2015 and unfavorably impacted the first nine months 2016 Neuromodulation net sales by $4 million (1.3 percentage points) compared to the same prior year period.

Gross profit
	Three Months Ended				Nine Months Ended
(in millions)	October 1, 2016	October 3, 2015	Change		October 1, 2016	October 3, 2015	Change
Gross profit	$1,004	$914	9.8%		$3,031	$2,850	6.4%
Percentage of net sales	67.0%	68.3%	(1.3)	pts.	67.2%	69.6%	(2.4)	pts.

Our gross profit percentage (or gross margin) was unfavorably impacted by foreign currency translation during the third quarter and first nine months of 2016 by approximately 1.0 percentage points and 1.1 percentage points, respectively, compared to the same periods in 2015. In 2015, we began to enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. Our hedging program has moderately mitigated periodic fluctuations. Additionally, inventory acquired in our Thoratec acquisition was recorded at fair value, which closely approximates normal selling prices. This resulted in higher cost of sales for Thoratec products sold in the first nine months of 2016, which negatively impacted our first nine months 2016 gross margin by approximately 0.9 percentage points. We also experienced additional negative gross margin impact during the third quarter and first nine months of 2016 compared to the same prior year periods as a result of unfavorable average selling price impacts and geographic sales mix, primarily driven by competitive pressures from third party MRI compatible pacemaker, CRT-D and ICD devices.

Special charges negatively impacted our gross margins during the third quarter and first nine months of 2016 by 1.7 percentage points and 0.8 percentage points, respectively. Special charges negatively impacted our gross margins during the third quarter and first nine months of 2015 by approximately 1.3 percentage points and 0.6 percentage points, respectively.

Our gross margins for the third quarter and first nine months of 2016 were also negatively impacted by 0.6 percentage points and 0.9 percentage points, respectively, of excise taxes assessed on the sale of our products. During the third quarter and first nine months of 2015, our gross margins were negatively impacted by 1.6 percentage points and 1.5 percentage points, respectively, of excise taxes assessed on the sale of our products. We expect the unfavorable impact of excise taxes on our gross margins to be lower in 2016 and 2017 compared to 2015 due to the H.R. 2029 law passed in December 2015 which temporarily suspends the U.S. medical device excise tax. The temporary suspension has no impact on the Puerto Rico excise tax.

Selling, general and administrative (SG&A) expense
	Three Months Ended				Nine Months Ended
(in millions)	October 1, 2016	October 3, 2015	Change		October 1, 2016	October 3, 2015	Change
Selling, general and administrative expense	$481	$413	16.5%		$1,474	$1,290	14.3%
Percentage of net sales	32.1%	30.8%	1.3	pts.	32.7%	31.5%	1.2	pts.

The increase in our SG&A expense during the third quarter and first nine months of 2016 was primarily driven by net acquisition-related costs, including stock-based compensation expense for Thoratec-related replacement equity awards, transaction and integration costs, and contingent consideration fair value adjustments, of $17 million (1.1 percentage points) and $65 million (1.5 percentage points), respectively. Our third quarter and first nine months of 2015 SG&A expense was favorably impacted by net acquisition-related benefits of $8 million (0.6 percentage points) and $40 million (1.0 percentage points), respectively, primarily due to a decrease in the fair value of the Nanostim, Inc. contingent consideration liability to reflect a change in the expected timing and probability of future revenue milestone achievements. The partially offsetting benefit during the third quarter and first nine months of 2016 was primarily the result of our cost savings initiatives, including benefits associated with our restructuring activities.

Research and development (R&D) expense
	Three Months Ended				Nine Months Ended
(in millions)	October 1, 2016	October 3, 2015	Change		October 1, 2016	October 3, 2015	Change
Research and development expense	$183	$161	13.7%		$563	$499	12.8%
Percentage of net sales	12.2%	12.0%	0.2	pts.	12.5%	12.2%	0.3	pts.

Our R&D expense as a percent of net sales has remained relatively consistent, reflecting our commitment to fund growth through cost effective innovation. Our investment in R&D reflects our commitment to fund long-term growth opportunities while balancing short-term results. Our global R&D activities primarily include research, development, clinical and regulatory efforts. These efforts are primarily focused on product innovation that we anticipate will ultimately improve patient outcomes, reduce overall healthcare costs and provide economic value to our customers while providing the best possible technology available. We will continue to assess our R&D programs in future periods as we focus on the development of new products and the improvement to existing products. Our most significant clinical trials as of October 1, 2016 are summarized as follows:

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

•
AMPLATZER™ Amulet™ LAA Occluder Trial (Amulet IDE): The objective of this clinical trial is to evaluate the safety and efficacy by demonstrating its performance is non-inferior to the commercially available WATCHMAN® left atrial appendage closure device in patients with non-valvular atrial fibrillation. Patients who are eligible for the trial will be randomized to receive either the Amulet device or the WATCHMAN device and will be followed for 5 years after device implant.

Amortization of intangible assets
	Three Months Ended			Nine Months Ended
(in millions)	October 1, 2016	October 3, 2015	Change	October 1, 2016	October 3, 2015	Change
Amortization of intangible assets	$47	$23	104.3%	$139	$71	95.8%

The primary increase in our intangible asset amortization expense during the third quarter and first nine months of 2016 compared to the same prior year periods was driven by our acquisition of Thoratec in October 2015. Additionally, we received FDA approval of the Axium™ Neurostimulator System in February 2016 and reclassified the related acquired in-process research and development from an indefinite-lived intangible asset to a purchased technology definite-lived intangible asset and began amortization.
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

The following table provides additional detail about our special charges and related income statement classification within our Condensed Consolidated Statements of Earnings (in millions):

	Three Months Ended			Three Months Ended
	October 1, 2016			October 3, 2015
Type of Special Charge	Cost of Sales Special Charges	Special Charges	Total Special Charges	Cost of Sales Special Charges	Special Charges	Total Special Charges
Restructuring activities
2016 Initiatives	$2	$4	$6	$—	$—	$—
Manufacturing and Supply Chain Optimization Plan	—	1	1	18	13	31
2012 Business Realignment Plan	(2)	(1)	(3)	—	1	1
Intangible asset impairment charges	—	—	—	—	2	2
Legal settlements	—	3	3	—	1	1
Product field action costs and litigation costs	25	—	25	(1)	6	5
Total special charges	$25	$7	$32	$17	$23	$40

	Nine Months Ended			Nine Months Ended
	October 1, 2016			October 3, 2015
Type of Special Charge	Cost of Sales Special Charges	Special Charges	Total Special Charges	Cost of Sales Special Charges	Special Charges	Total Special Charges
Restructuring activities
2016 Initiatives	$8	$34	$42	$—	$—	$—
Manufacturing and Supply Chain Optimization Plan	2	2	4	26	40	66
2012 Business Realignment Plan	(4)	(1)	(5)	5	10	15
Other restructuring-related charges	—	3	3	—	—	—
Intangible asset impairment charges	—	—	—	—	2	2
Legal settlements	—	(16)	(16)	—	(9)	(9)
Product field action costs and litigation costs	28	6	34	(7)	14	7
Total special charges	$34	$28	$62	$24	$57	$81

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

Other expense, net
	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Interest income	$—	$(1)	$(1)	$(2)
Interest expense	39	22	119	63
Other (income) expense	2	12	58	9
Other expense, net	$41	$33	$176	$70

Interest income: Our interest income is dependent on our outstanding cash balances and applicable interest rates.

Interest expense: Our interest expense increased during the third quarter and first nine months of 2016 compared to the same prior year periods as a result of higher average debt balances primarily issued to finance our Thoratec acquisition. See Note 2 of our Condensed Consolidated Financial Statements for further information on our debt.

Other (income) expense: Generally, our other (income) expense includes foreign currency transaction gains and losses, realized available-for-sale security gains and losses and gains and losses on derivative instruments not designated as hedging instruments. During the first nine months of 2016, we concluded that adverse regulatory rulings and subsequent operational decisions made by an entity in which we had strategic debt and equity investments had an adverse impact on the fair values of those investments. As a result, we recognized other-than-temporary impairments of approximately $50 million to fully write-down our cost method equity investment and convertible debt investment in other (income) expense. During the first nine months of 2016, we also recognized a $1 million loss associated with our derivative instruments not designated as hedging instruments. During the third quarter and first nine months of 2015, we recognized $13 million of commitment fees associated with an unused bridge facility in other (income) expense. Partially offsetting these fees, during the third quarter and first nine months of 2015, we recognized $11 million and $18 million, respectively, of realized gains associated with the sale of our available-for-sale securities and $3 million and $11 million, respectively, of realized gains related to our derivative instruments not designated as hedging instruments. The remaining increase in other (income) expense during the third quarter and first nine months of 2015 is substantially related to our foreign currency transaction losses. See Notes 6 and 9 of the Condensed Consolidated Financial Statements for further information on our gains and losses impacting other (income) expense.
Income taxes

	Three Months Ended		Nine Months Ended
(as a percent of earnings before income taxes and noncontrolling interest)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Effective tax rate	13.5%	17.6%	16.3%	12.7%
The changes in the effective income tax rates from the third quarter and first nine months of 2016 compared to the same prior year periods were primarily a result of the tax impact of special charges, acquisition-related costs, other-than-temporary impairments, discrete income tax items and changes in the mix of income before income taxes between U.S. and foreign countries. Refer to Note 7 of the Condensed Consolidated Financial Statements for additional information.

Net loss attributable to noncontrolling interest

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net loss attributable to noncontrolling interest	$—	$—	$—	$(14)

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
As of October 1, 2016, substantially all of our cash and cash equivalents were held by our non-U.S. subsidiaries. A portion of these foreign cash balances are associated with earnings that are permanently reinvested and which we plan to use to support our continued growth plans outside the United States through funding of operations and other investment and growth opportunities. The majority of these funds are only available for use by our U.S. operations if they are repatriated into the United States. The funds repatriated would be subject to additional U.S. taxes upon repatriation; however, it is not practicable to estimate the amount of additional U.S. tax liabilities we would incur. We currently have no plans to repatriate these funds held by our non-U.S. subsidiaries.
Certain of our debt outstanding and available borrowings contain operating and financial covenants. Specifically, the Credit Facility Expiring 2020 and the Term Loan Due 2020 require that we have a leverage ratio (defined as the ratio of indebtedness to EBITDA (net earnings before interest expense, income taxes, depreciation, amortization and certain income and expenses)) not exceeding 4.0 to 1.0 for the remaining fiscal quarter of 2016 and 3.5 to 1.0 thereafter. Additionally, our Yen Denominated Senior Notes Due 2017 and our Yen Denominated Senior Notes Due 2020 (Yen Notes) require a ratio of total debt to total capitalization not exceeding 60%. Under the Credit Facility Expiring 2020, Term Loan Due 2020, senior notes and Yen Notes, we also have certain limitations on how we conduct our business, including limitations on dividends, additional liens or indebtedness and limitations on certain acquisitions, mergers, investments and dispositions of assets. We were in compliance with all of our debt covenants as of October 1, 2016. For further information on our debt obligations outstanding at October 1, 2016, refer to Note 2 to the Condensed Consolidated Financial Statements.
Pursuant to the Merger Agreement with Abbott, we are limited in our ability to incur any new indebtedness for borrowed money or issue or sell any new debt securities in the capital markets during the period from the signing of the Merger Agreement through the close of the merger.

As of October 1, 2016, our credit ratings were as follows:

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

A summary of our cash flows from operating, investing and financing activities is provided in the following table (in millions):

	Nine Months Ended
	October 1, 2016	October 3, 2015
Net cash provided by (used in):
Operating activities	$905	$852
Investing activities	(215)	(116)
Financing activities	(975)	396
Effect of currency exchange rate changes on cash and cash equivalents	12	(39)
Net increase (decrease) in cash and cash equivalents	$(273)	$1,093
Operating Cash Flows
Operating cash flows can fluctuate significantly from period to period due to payment timing differences of working capital accounts such as accounts receivable, inventories, accounts payable, accrued liabilities and income taxes payable. During the first nine months of 2016, our operating cash flows were negatively impacted due to higher tax payments made primarily associated with certain tax audits.
We use two primary measures that focus on accounts receivable and inventory – days sales outstanding (DSO) and days inventory on hand (DIOH). We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use DIOH, which can also be expressed as a measure of the estimated number of days of cost of sales on hand, as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. As of October 1, 2016 and January 2, 2016, our DSO and DIOH were as follows (in days):

Measure	Defined Calculation	October 1, 2016	January 2, 2016
DSO	Ending net accounts receivable divided by average daily sales for the most recently completed quarter	78	78
DIOH	Ending net inventory divided by average daily cost of sales for the most recently completed six months	167	179
Our October 1, 2016 DIOH decreased by approximately five days as a result of special charges recognized in cost of sales during the six months ended October 1, 2016. Our January 2, 2016 DIOH increased by 10 days as a result of inventory acquired through our acquisition of Thoratec with only 13 weeks of Thoratec cost of sales activity based on our October 8, 2015 acquisition date. Partially offsetting the 10 day increase to our January 2, 2016 DIOH, special charges recognized in cost of sales in the last half of 2015 reduced our DIOH by six days.
Investing Cash Flows
Our purchases of property, plant and equipment totaled $189 million and $124 million during the first nine months of 2016 and 2015, respectively, primarily reflecting our continued investment in our product growth platforms currently in place. We also acquired certain assets and assumed certain liabilities of a medical device distributor in the Middle East and we acquired a medical device distributor in the United States during the first nine months of 2016.

Financing Cash Flows
Our financing cash flows can fluctuate significantly depending upon our liquidity needs, the extent of our common stock repurchases and the amount of stock option exercises. A summary of our financing cash flows is provided in the following table (in millions):

	Nine Months Ended
	October 1, 2016	October 3, 2015
Stock issued under employee stock plans, including tax benefit	$82	$152
Common stock repurchases	—	(500)
Dividends paid	(258)	(240)
Debt borrowings (payments), net	(667)	1,198
Purchase of shares from noncontrolling interest	—	(173)
Payment of contingent consideration	(125)	—
Other, net	(7)	(41)
Net cash provided by (used in) financing activities	$(975)	$396
During the first nine months of 2016, we repaid $500 million principal amount of our 2016 Senior Notes, made net commercial paper payments of $408 million and drew the remaining $500 million of our Term Loan Due 2020 to refinance existing indebtedness and for general corporate purposes. We also made quarterly principal payments totaling $92 million and prepaid an additional $167 million on our Term Loan Due 2020. Additionally, we paid $125 million to settle the contingent consideration liability associated with the Spinal Modulation regulatory-based milestone.

During the first nine months of 2015, we issued $1.5 billion of unsecured senior notes in anticipation of financing our Thoratec acquisition, entered into a $175 million Term Loan Due 2016 that was used to acquire the remaining ownership interest in Spinal Modulation and received proceeds of $451 million from net issuances of commercial paper. Partially offsetting our debt issuances, we repaid our 2-year, $500 million unsecured Term Loan Due June 2015, our 364-day, $250 million unsecured Term Loan Due August 2015 and our $175 million Term Loan Due 2016. We also paid $173 million to Spinal Modulation's shareholders to acquire the remaining 81% ownership interest in the company that we did not previously own.

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
For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2015 Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year through October 1, 2016.

Item 4.	CONTROLS AND PROCEDURES
As of October 1, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2016.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No matters require disclosure.

Item 3.         DEFAULTS UPON SENIOR SECURITIES
No matters require disclosure.

Item 4.         MINE SAFETY DISCLOSURES
No matters require disclosure.

Item 5.         OTHER INFORMATION
No matters require disclosure.

Item 6.	EXHIBITS

Exhibit
No.	Description

3.2	Bylaws, as amended and restated as of October, 26, 2016, are incorporated by reference to Exhibit 3.2 to St. Jude Medical’s Current Report on Form 8-K filed on October 27, 2016.

10.1	St. Jude Medical, Inc. 2016 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on October 27, 2016.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended October 1, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JUDE MEDICAL, INC.

November 7, 2016	/s/ DONALD J. ZURBAY
DATE	DONALD J. ZURBAY
Vice President, Finance
and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.2	Bylaws, as amended and restated as of October, 26, 2016, are incorporated by reference to Exhibit 3.2 to St. Jude Medical’s Current Report on Form 8-K filed on October 27, 2016.

10.1	St. Jude Medical, Inc. 2016 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to St. Jude Medical’s Current Report on Form 8-K filed on October 27, 2016.

12	Computation of Ratio of Earnings to Fixed Charges. #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101
Financial statements from the quarterly report on Form 10-Q of St. Jude Medical, Inc. for the quarter ended October 1, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

# Filed as an exhibit to this Quarterly Report on Form 10-Q.